Form 10-Q
period 1999-03-31
L 3 COMMUNICATIONS HOLDINGS INC; L 3 COMMUNICATIONS CORP
filed 1999-05-17
CIK 1056239, 1039101

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                               ----------------

                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUATERLY PERIOD ENDED MARCH 31, 1999


                Commission file numbers 001-14141 and 333-46983

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                                      AND
                        L-3 COMMUNICATIONS CORPORATION



                               600 THIRD AVENUE
                              NEW YORK, NY 10016
                           TELEPHONE: (212) 697-1111
                       STATE OF INCORPORATION: DELAWARE
             IRS IDENTIFICATION NUMBERS: 13-3937434 AND 13-3937436


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. X  Yes     No
                                         ----    ----
     There were 32,483,867 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on May 11, 1999.

--------------------------------------------------------------------------------

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION
                        FORM 10-Q QUARTERLY REPORT FOR
                         QUARTER ENDED MARCH 31, 1999



                       PART I -- FINANCIAL INFORMATION:




                                                                                    PAGE NO.
                                                                                   ---------
ITEM 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of March 31, 1999 and
           December 31, 1998 .....................................................      1

          Condensed Consolidated Statements of Operations for the Three Months
           ended March 31, 1999 and March 31, 1998 ...............................      2

          Condensed Consolidated Statements of Cash Flows for the Three Months
           ended March 31, 1999 and March 31, 1998 ...............................      3

          Notes to Condensed Consolidated Financial Statements ...................      4

ITEM 2.   Management's Discussion and Analysis of Results of Operations and
           Financial Condition ...................................................     10

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk .............     16

                                 PART II -- OTHER INFORMATION:

ITEM 6.   Exhibits and Reports on Form 8-K .......................................     17


                      L-3 COMMUNICATIONS HOLDINGS , INC.
                      AND L-3 COMMUNICATIONS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                          MARCH 31,      DECEMBER 31,
                                                                            1999             1998
                                                                       --------------   -------------
                                                                         (UNAUDITED)
                                ASSETS
Current assets:
 Cash and cash equivalents .........................................     $  125,531      $   26,130
 Contracts in process ..............................................        399,132         351,049
 Deferred income taxes .............................................         17,881          16,591
 Other current assets ..............................................         12,443          11,597
                                                                         ----------      ----------
   Total current assets ............................................        554,987         405,367
                                                                         ----------      ----------
Property, plant and equipment ......................................        164,646         155,712
 Less, accumulated depreciation and amortization ...................         38,624          32,557
                                                                         ----------      ----------
                                                                            126,022         123,155
                                                                         ----------      ----------
Intangibles, primarily cost in excess of net assets acquired, net of
 amortization ......................................................        730,464         669,362
Deferred income taxes ..............................................         48,188          39,139
Other assets .......................................................         48,207          48,373
                                                                         ----------      ----------
   Total assets ....................................................     $1,507,868      $1,285,396
                                                                         ==========      ==========
                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable, trade ...........................................     $   67,732      $   81,826
 Accrued employment costs ..........................................         61,500          58,380
 Accrued expenses ..................................................         20,362          18,241
 Customer advances .................................................         54,155          45,874
 Accrued interest ..................................................         18,883           6,698
 Other current liabilities .........................................         38,683          36,515
                                                                         ----------      ----------
   Total current liabilities .......................................        261,315         247,534
                                                                         ----------      ----------
Pension and postretirement benefits ................................        113,747         114,293
Other liabilities ..................................................         19,341          18,595
Long-term debt .....................................................        605,000         605,000
Commitments and contingencies
Shareholders' equity:
 Common stock $.01 par value; authorized 100,000,000 shares, issued
   and outstanding 32,468,043 and 27,402,429 shares ................        469,219         264,769
 Retained earnings .................................................         52,055          44,856
 Equity adjustments ................................................        (12,809)         (9,651)
                                                                         ----------      ----------
 Total shareholders' equity ........................................        508,465         299,974
                                                                         ----------      ----------
   Total liabilities and shareholders' equity ......................     $1,507,868      $1,285,396
                                                                         ==========      ==========

      See notes to condensed consolidated (combined) financial statements.

                      L-3 COMMUNICATIONS HOLDINGS , INC.
                      AND L-3 COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)




                                              THREE MONTHS ENDED MARCH 31,
                                              -----------------------------
                                                   1999            1998
                                              -------------   -------------
Sales .....................................     $ 275,562       $ 186,564
Costs and expenses ........................       249,395         172,471
                                                ---------       ---------
Operating income ..........................        26,167          14,093
Interest and investment income ............         1,014             796
Interest expense ..........................        15,475          10,605
                                                ---------       ---------
Income before income taxes ................        11,706           4,284
Provision for income taxes ................         4,507           1,671
                                                ---------       ---------
Net income ................................     $   7,199       $   2,613
                                                =========       =========
Earnings per common share: ................
 Basic ....................................     $    0.24       $    0.13
                                                =========       =========
 Diluted ..................................     $    0.23       $    0.13
                                                =========       =========
Weighted average common shares outstanding:
 Basic ....................................        30,491          20,152
                                                =========       =========
 Diluted ..................................        31,884          20,804
                                                =========       =========

      See notes to condensed consolidated (combined) financial statements.

                      L-3 COMMUNICATIONS HOLDINGS , INC.
                      AND L-3 COMMUNICATIONS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)
                                  (UNAUDITED)




                                                                            THREE MONTHS ENDED
                                                                    ----------------------------------
                                                                     MARCH 31, 1999     MARCH 31, 1998
                                                                    ----------------   ---------------
OPERATING ACTIVITIES:
Net income ......................................................      $   7,199         $    2,613
Depreciation and amortization ...................................         12,774              7,490
Amortization of deferred debt issuance costs.....................            978                502
Deferred income taxes ...........................................          3,155              1,671
Other noncash items .............................................          2,175                 --
Changes in operating assets and liabilities, net of amounts
 acquired:
 Contracts in process ...........................................        (23,677)           (19,790)
 Other current assets ...........................................          2,081               (752)
 Other assets ...................................................         (1,417)               (72)
 Accounts payable and accrued expenses ..........................        (10,787)            15,020
 Customer advances ..............................................          8,112               (229)
 Other current liabilities ......................................           (822)               514
 Pension and postretirement benefits ............................           (546)             2,956
 Other liabilities ..............................................           (742)             1,159
                                                                       ---------         ----------
Net cash (used in) from operating activities ....................         (1,517)            11,082
                                                                       ---------         ----------
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired .................        (96,312)          (151,428)
Proceeds from net assets held for sale ..........................             --              4,785
Capital expenditures ............................................         (4,545)            (2,273)
Disposition of property, plant and equipment ....................            269                220
Other investing activities ......................................          1,189                 --
                                                                       ---------         ----------
Net cash (used in) investing activities .........................        (99,399)          (148,696)
                                                                       ---------         ----------
FINANCING ACTIVITIES:
Repayment of borrowings under term loan facilities ..............             --             (1,000)
Borrowings under revolving credit facility ......................         74,700             67,800
Repayment of borrowings under revolving credit facility .........        (74,700)                --
Proceeds from sale of common stock, net .........................        201,582                 --
Other financing activities ......................................         (1,265)             2,398
                                                                       ---------         ----------
Net cash from financing activities ..............................        200,317             69,198
                                                                       ---------         ----------
Net increase (decrease) in cash .................................         99,401            (68,416)
Cash and cash equivalents, beginning of the period ..............         26,130             77,474
                                                                       ---------         ----------
Cash and cash equivalents, end of the period ....................      $ 125,531         $    9,058
                                                                       =========         ==========

           See notes to condensed consolidated financial statements.

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     L-3 Communications Holdings, Inc. and its subsidiaries ("Holdings" or the "Company") is a leading merchant supplier of sophisticated secure communication systems and specialized communication products, which are critical elements of virtually all major communication, command and control, intelligence gathering and space systems. The Company's customers include the U.S. department of defense (the "DoD"), certain U.S. government intelligence agencies, major aerospace and defense contractors, foreign governments and commercial customers. The Company has two reportable segments, Secure Communication Systems and Specialized Communication Products.

     Secure Communication Systems. This segment provides secure, high data rate communications systems for military and other U.S. government reconnaissance and surveillance applications. These operations are principally performed under cost plus, sole source contracts supporting long-term programs for the U.S. armed forces and classified customers. Major secure communications programs and systems include: secure data links for airborne, satellite, ground and seabased remote platforms for information collection, command and control and dissemination to users in real-time; strategic and tactical signal intelligence systems that detect, collect, identify, analyze and disseminate information and related support contracts for military and intelligence efforts; secure telephone, fax and network equipment and encryption management; communication software support services to military and related government intelligence markets; and communications systems for surface and undersea platforms and manned space flights.

     Specialized Communication Products. This segment includes three product categories: microwave components, avionics and ocean products, and telemetry, instrumentation and space products. Microwave Components includes commercial off the shelf, high performance microwave components and frequency monitoring equipment. Avionics and Ocean Products include aviation recorders, display products, antenna products, acoustic undersea warfare systems and naval power distribution, conditioning, switching and protection equipment for naval ships and submarines. Telemetry, Instrumentation and Space Products include commercial off the shelf real-time data collection and transmission products and components for missile, aircraft and space based electronic systems. The Specialized Communication Products segment provides products, systems and services used in the satellite transmission of voice, video and data through earth stations for uplink and downlink terminals. This segment also provides commercial off the shelf satellite control software, telemetry, tracking and control, mission processors and software engineering services to the worldwide military, civilian and commercial satellite markets.

     The accompanying unaudited condensed consolidated financial statements also include those of L-3 Communications Corporation ("L-3 Communications"), which is a wholly owned subsidiary of Holdings. Holdings owns all of the authorized, issued and outstanding common stock, par value $0.01 per share, of L-3 Communications. Holdings has no operations other than through its subsidiary, L-3 Communications.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"); accordingly, they do not include all of the information and notes required by generally accepted accounting principles for a complete set of financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. For further information, these interim

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

financial statements should be read in conjunction with the Consolidated Financial Statements of Holdings and L-3 Communications for the fiscal year ended December 31, 1998, included in the Annual Report on Form 10-K for fiscal year ended December 31, 1998 of Holdings and L-3 Communications.


2. COMMON STOCK OFFERING

     On February 4, 1999, Holdings sold 5.0 million shares of common stock in a public offering for $42.00 per share (the "February 1999 Common Stock Offering") representing 15.4% of Holdings outstanding common stock immediately after the February 1999 Common Stock Offering. The net proceeds to Holdings from the February 1999 Common Stock Offering amounted to $201.5 million and were contributed to L-3 Communications. In addition, 6.5 million shares were sold in the February 1999 Common Stock Offering by the Lehman Brothers Capital Partners III, LLP and its affiliates ("the Lehman Partnership") and Lockheed Martin Corporation ("Lockheed Martin"), after which the Lehman Partnership owned 24.7% and Lockheed Martin owned 7.1% of the outstanding shares of Holding's common stock.


3. ACQUISITIONS

     On August 13, 1998, the Company purchased all of the outstanding stock of SPD Technologies, Inc. ("SPD") for $241,405 of cash including expenses, net of cash acquired. On February 5, 1998, March 4, 1998 and March 30, 1998 the Company purchased the assets of the Satellite Transmission Systems division ("STS") of California Microwave, Inc. and ILEX Systems ("ILEX"), Ocean Systems business ("Ocean Systems") of AlliedSignal, Inc. for cash of $26,517, $51,905 and $68,812, respectively. SPD, STS, ILEX and Ocean Systems, collectively comprise the "1998 Acquisitions". All of the acquisitions have been accounted for as purchase business combinations and are included in the Company's results of operations from their effective dates.

     Had the 1998 Acquisitions and the related financing transactions occurred on January 1, 1998, the unaudited pro forma sales, operating income, net income and diluted earnings per common share would have been $257,900, $16,500, $700 and $0.02, respectively, for the three months ended March 31, 1998. The pro forma results are based on various assumptions and are not necessarily indicative of the result of operations that would have occurred had the 1998 Acquisitions and the related financing transactions occurred on January 1, 1998. The 1998 Acquisitions are included in the Company's historical results of operations for the three months ended March 31, 1999.

     During the first quarter of 1999, the Company acquired all of the outstanding common stock of Microdyne Corporation ("Microdyne") for approximately $93,441 of cash, including the repayment of assumed debt and expenses, net of cash acquired. The acquisition was accounted for as a purchase business combination.

     The assets and liabilities recorded in connection with the acquisitions of SPD and Microdyne are based upon preliminary estimates of fair values for the valuation of contracts in process, inventories, pension and post retirement benefit liabilities and deferred taxes could be material. Actual adjustments will be based on the final purchase prices and the final appraisals and other analyses of fair values which are in process. Management does not expect that differences between the preliminary and final purchase price allocations will have a material impact on the Company's financial position or results of operations.

     On March 1, 1999, the Company signed an agreement to acquire all of the outstanding common stock of Aydin Corporation for approximately $73,800 in cash before reductions for Aydin's cash on hand which amounted to approximately $15,144 at the end of March 1999. The Company completed the acquisition and merger of Aydin in April 1999.

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     On April 9, 1999, the Company signed an agreement to acquire all the outstanding common stock of Interstate Electronics Corporation for approximately $60,000 in cash including certain real estate with an estimated fair value in excess of $10,000. The Company expects to complete this acquisition in the second quarter of 1999.


4. CONTRACTS IN PROCESS


     Contracts in process consists of:

                                                           MARCH 31, 1999     DECEMBER 31, 1998
                                                          ----------------   ------------------
   Billed contract receivables ........................      $  92,278           $ 100,234
   Unbilled contract receivables ......................        115,659              69,361
   Other billed receivables, principally commercial and
     affiliates .......................................         90,252              81,372
   Inventoried costs ..................................        153,683             130,350
                                                             ---------           ---------
                                                               451,872             381,317
   Less, unliquidated progress payments ...............        (52,740)            (30,268)
                                                             ---------           ---------
     Contracts in process .............................      $ 399,132           $ 351,049
                                                            ==========          ==========

5. DEBT

     Long-term debt consists of:

                                                           MARCH 31, 1999     DECEMBER 31, 1998
                                                          ----------------   ------------------
   103/8% Senior Subordinated Notes due 2007 ..........       $225,000            $225,000
   81/2% Senior Subordinated Notes due 2008 ...........        180,000             180,000
   8% Senior Subordinated Notes due 2008 ..............        200,000             200,000
                                                              --------            --------
    Total debt ........................................        605,000             605,000
   Less current portion ...............................             --                  --
                                                              --------            --------
    Long-term debt ....................................       $605,000            $605,000
                                                              ========            ========

     Available borrowings under the Revolving Credit Facility and the Revolving 364 Day Credit Facility at March 31, 1999 were $100,059 and $200,000, respectively, after reductions for outstanding letters of credit of $99,941. In March 1999, an amendment to the Senior Credit Facilities increased the Revolving 364-Day Credit Facility by $15,000 to $200,000.


     In February 1999, the Company exchanged all of the $200,000 of 8% senior subordinated notes (the "December 1998 Notes") for new notes identical in all material respects to the December 1998 Notes, except that they are registered under the Securities Exchange Act of 1933.

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

6. L-3 COMMUNICATIONS SHAREHOLDERS' EQUITY

     The table below presents the components of the shareholders' equity of L-3 Communications.



                                                          MARCH 31, 1999     DECEMBER 31, 1998
                                                         ----------------   ------------------
   Common stock, $0.1 par value; 100 shares authorized
     and outstanding .................................      $      --            $     --
   Additional paid in capital ........................        469,219             264,769
   Retained earnings .................................         52,055              44,856
   Accumulated other comprehensive loss ..............        (12,809)             (9,651)
                                                            ---------            --------
    Total shareholders' equity .......................      $ 508,465            $299,974
                                                            =========            ========

     The increase in additional paid-in capital at March 31, 1999 reflects the contribution to L-3 Communications by Holdings of the $201,500 of net proceeds from its sale on February 4, 1999 of 5.0 million shares of common stock in an offering for $42.00 per share.


7. STOCK OPTIONS

     On January 19, 1999, Holdings granted to certain of its employees options to purchase 414,150 shares of its common stock at an exercise price of $40.50.


8. COMPREHENSIVE INCOME

     For the three months ended March 31, 1999, comprehensive income was $4,041 and was comprised of net income of $7,199 and other comprehensive losses of $1,086 and $2,072, respectively, relating to foreign currency translations and unrealized losses on investments. For the three months ended March 31, 1998, there were no differences between net income and comprehensive income.


9. EARNINGS PER SHARE

     Weighted-average shares used in the computation of earnings per share are presented in the table below.

                                                              THREE MONTHS ENDED MARCH
                                                                         31,
                                                              -------------------------
                                                                  1999          1998
                                                              -----------   -----------
   BASIC:
    Net income ............................................    $  7,199      $  2,613
    Weighted average common share outstanding .............      30,491        20,152
                                                               --------      --------
   Basic earnings per share ...............................    $   0.24      $   0.13
                                                               ========      ========
   DILUTED:
     Net income ...........................................    $  7,199      $  2,613
                                                               --------      --------
   Common and potential common shares:
   Weighted average common share outstanding ..............      30,491        20,152
   Assumed exercise of stock options ......................       3,197         2,819
   Assumed purchase of common shares for treasury .........      (1,804)       (2,167)
                                                               --------      --------
     Common and potential common shares ...................      31,884        20,804
                                                               ========      ========
   Diluted earnings per share .............................    $   0.23      $   0.13
                                                               ========      ========

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

10. CONTINGENCIES

     The Company is engaged in providing products and services under contracts with the U.S. government and to a lesser degree, under foreign government contracts, some of which are funded by the U.S. government. All such contracts are subject to extensive legal and regulatory requirements, and, from time to time, agencies of the U.S. government investigate whether such contracts were and are being conducted in accordance with these requirements. Under government procurement regulations, an indictment of the Company by a federal grand jury could result in the Company being suspended for a period of time from eligibility for awards of new government contracts. A conviction could result in debarment from contracting with the federal government for a specified term.


     Management continually assesses the Company's obligations with respect to applicable environmental protection laws. While it is difficult to determine the timing and ultimate cost to be incurred by the Company in order to comply with these laws, based upon available internal and external assessments, with respect to those environmental loss contingencies of which management is aware, the Company believes that even without considering potential insurance recoveries, if any, there are no environmental loss contingencies that, individually or in the aggregate, would be material to the Company's results of operations. The Company accrues for these contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

     The Company has been periodically subject to litigation, claims or assessments and various contingent liabilities incidental to its business. With respect to those investigative actions, items of litigation, claims or assessments of which they are aware, management of the Company is of the opinion that the probability is remote that, after taking into account certain provisions that have been made with respect to these matters, the ultimate resolution of any such investigative actions, items of litigation, claims or assessments will have a material adverse effect on the financial position or results of operations of the Company.


11. SUPPLEMENTAL CASH FLOW INFORMATION

                                                      THREE MONTHS ENDED
                                                             MARCH
                                                              31,
                                                     ---------------------
                                                        1999        1998
                                                     ---------   ---------
   Interest paid .................................    $2,328      $3,495
   Income taxes paid .............................       322          18
   Noncash transactions:
    Savings plan employer matching contribution in
      common stock ...............................     2,175          --

12. SEGMENT INFORMATION

     The Company has two reportable segments, Secure Communication Systems and Specialized Communication Products. Secure Communication Systems consists of secure, high data rate communications in support of military and other U.S. government reconnaissance and surveillance applications. Specialized Communication Products consists of the microwave components, avionics and ocean products, and telemetry, instrumentation and space products operations of the Company. See Note 1.

     The Company evaluates the performance of its operating divisions and reportable segments based on sales and operating income. The table below presents sales and operating income by reportable segment for the three-month periods ended March 31, 1999 and 1998 and assets by reportable segment as of March 31, 1999 and December 31, 1998.

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                     SECURE       SPECIALIZED                ELIMINATION OF
                                 COMMUNICATION   COMMUNICATION                INTERSEGMENT   CONSOLIDATED
                                    SYSTEMS         PRODUCTS     CORPORATE       SALES          TOTAL
                                --------------- --------------- ----------- --------------- -------------
   Three Months Ended
    March 31, 1999:
    Sales .....................     $117,514        $158,607                   $   (559)     $  275,562
    Operating income ..........       10,446          15,721                                     26,167
   Three Months Ended
    March 31, 1998:
    Sales .....................      104,053          84,481                     (1,970)        186,564
    Operating income ..........        8,142           5,951                                     14,093
   Assets as of:
    March 31, 1999 ............      427,807         861,773     $218,288                     1,507,868
    December 31, 1998 .........      368,891         797,469      119,036                     1,285,396

13. NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 1999, the Company adopted Statement of Position 98-5, Reporting on the Costs of Startup Activities ("SOP 98-5"), which provides guidance on the financial reporting of startup and organization costs, including precontract costs. It requires costs of startup activities and organization costs to be expensed as incurred. The impact of adopting SOP 98-5 was not material to the Company's results of operations or financial position.

     In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value and is effective for all quarters of fiscal years beginning after June 15, 1999. The Company does not expect SFAS 133 to have a material impact on its financial position.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

     L-3 Communications Holdings, Inc. and its subsidiaries ("Holdings, "L-3" or "the Company") is a leading merchant supplier of sophisticated secure communication systems and specialized communication products. These systems and products are critical elements of virtually all major communication, command and control, intelligence gathering and space systems. Holdings has no other assets or liabilities and conducts no other operations other than through its wholly owned subsidiary, L-3 Communications Corporation ("L-3 Communications"). The Company's customers include the DoD, certain U.S. government intelligence agencies, major aerospace and defense contractors, foreign governments and commercial customers. The Company has two reportable segments, Secure Communication Systems and Specialized Communication Products.

     The Secure Communication Systems segment provides secure, high data rate communications systems for military and other U.S. government reconnaissance and surveillance applications. These operations are principally performed under cost plus, sole source contracts supporting long term programs for the U.S. armed forces and classified customers. The Secure Communication Systems segment also supplies communication software support services to military and related government intelligence markets. The Specialized Communication Products segment includes three product categories: microwave components, avionics and ocean products, and telemetry, instrumentation and space products.

     All domestic government contracts and subcontracts of the Company are subject to audit and various cost controls, and include standard provisions for termination for the convenience of the U.S. government. Multiyear U.S. government contracts and related orders are subject to cancellation if funds for contract performance for any subsequent year become unavailable. Foreign government contracts generally include comparable provisions relating to termination for the convenience of the relevant foreign government.

     The defense industry has undergone significant changes precipitated by ongoing U.S. federal budget pressures and new roles and missions to reflect changing strategic and tactical threats. Since the mid-1980's, the overall U.S. defense budget has declined in real dollars. In response, the DoD has focused its resources on enhancing its military readiness, joint operations and the value added capability of digital command and control communications by incorporating advanced electronics to improve the performance, reduce operating costs and extend the life expectancy of its existing and future platforms. The emphasis on system interoperability, force multipliers and providing battlefield commanders with real time data is increasing the electronics content of nearly all of the major military procurement and research programs. As a result, the DoD's budget for communications and defense electronics is expected to grow.

ACQUISITION HISTORY

     On August 13, 1998, the Company purchased all of the outstanding stock of SPD Technologies, Inc. ("SPD"). On March 30, 1998, March 4, 1998 and February 5, 1998, respectively, the Company acquired the assets of the Ocean Systems business ("Ocean Systems") of AlliedSignal, Inc., ILEX Systems ("ILEX") and Satellite Transmission Systems ("STS") of California Microwave, Inc. Collectively, the acquisitions of SPD, Ocean Systems, ILEX and STS comprise the "1998 Acquisitions". Additionally, during 1998, the Company purchased several other operations and product lines, which individually and in the aggregate were not material to the results of operations or financial position of the Company.

     During the first quarter of 1999, the Company acquired all of the outstanding common stock of Microdyne Corporation ("Microdyne") for $93.4 million in cash, including expenses and the repayment of assumed debt net of cash acquired. The Company financed the acquisition using cash on hand and borrowings under the Company's Senior Credit Facilities, which were subsequently repaid during the first quarter of 1999.

     On March 1, 1999, the Company signed an agreement to acquire all of the outstanding common stock of Aydin Corporation ("Aydin") for approximately $73.8 million in cash before taking into account Aydin's cash on hand which amounted to approximately $15.1 million at the end of March 1999. The Company completed this acquisition in April 1999 and financed it using cash on hand.

     On April 19, 1999, the Company signed an agreement to acquire all of the outstanding common stock of Interstate Electronics Corporation for approximately $60.0 million in cash including certain real estate with an estimated fair value in excess of $10.0 million. The Company expects to complete this acquisition in the second quarter of 1999.

RESULTS OF OPERATIONS

     The following information should be read in conjunction with the Condensed Consolidated Financial Statements as of March 31, 1999, which reflect the results of operations of the Company's acquisitions from their respective effective dates. Accordingly, the results of operations for the three months ended March 31, 1999 and 1998 are significantly affected by the timing of those acquisitions. The table below provides selected statement of operations data for the Company for the three-month period ended March 31, 1999 (the "1999 First Quarter") and the three-month period ended March 31, 1998 (the "1998 First Quarter").


                                                                       THREE MONTHS ENDED MARCH
                                                                                  31,
                                                                       -------------------------
                                                                           1999          1998
                                                                       -----------   -----------
                                                                             (in millions)
Sales(1):
 Secure Communication Systems ......................................    $  117.5      $  104.1
 Specialized Communication Products ................................       158.1          82.5
                                                                        --------      --------
   Total ...........................................................    $  275.6      $  186.6
                                                                        ========      ========
Operating income:
 Secure Communication Systems ......................................    $   10.5      $    8.1
 Specialized Communication Products ................................        15.7           6.0
                                                                        --------      --------
   Total ...........................................................    $   26.2      $   14.1
                                                                        ========      ========
Depreciation and amortization expenses included in operating income:
 Secure Communication Systems ......................................    $    4.8      $    4.2
 Specialized Communication Products ................................         7.8           3.3
                                                                        --------      --------
   Total ...........................................................    $   12.6      $    7.5
                                                                        ========      ========
EBITDA(2)
 Secure Communication Systems ......................................    $   15.3      $   12.3
 Specialized Communication Products ................................        23.5           9.3
                                                                        --------      --------
   Total ...........................................................    $   38.8      $   21.6
                                                                        ========      ========

----------
(1) Sales are after intersegment eliminations. See Note 12 to the Condensed Consolidated Financial Statements.

(2) EBITDA is defined as operating income plus depreciation expense and amortization expense (excluding the amortization of debt issuance costs). EBITDA is not a substitute for operating income, net income or cash flows from operating activities as determined in accordance with generally accepted accounting principles as a measure of profitability or liquidity. EBITDA is presented as additional information because the Company believes it to be a useful indicator of the Company's ability to meet debt service and capital expenditure requirements.

 THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31,
    1998

     Sales increased $89.0 million to $275.6 million in 1999 First Quarter compared with $186.6 million in the 1998 First Quarter comprised of sales growth of $13.4 million for the Secure Communications Systems segment, and $75.6 million for the Specialized Communications Products segment. Operating income increased $12.1 million to $26.2 million, and operating income as a percentage of sales ("operating margin") improved to 9.5% from 7.6% for the reasons described below under the reportable segments discussion. 1999 First Quarter depreciation and amortization expenses increased $5.1 million to $12.6 million, reflecting increased goodwill amortization associated with acquisitions and additional depreciation related to capital expenditures. EBITDA increased $17.2 million to $38.8 million. EBITDA as a percentage of sales ("EBITDA margin") improved to 14.1% from 11.6%. Basic earnings per common share ("EPS") and diluted EPS grew 84.6% to $0.24 and 76.9% to $0.23, respectively. Basic weighted-average common shares outstanding and diluted weighted-average common shares outstanding increased 51.3% and 53.3%, respectively, because of the shares of common stock issued in connection with the IPO in May 1998 and the February 1999 Common Stock Offering.

     Sales of Secure Communication Systems segment increased $13.4 million or 12.9% to $117.5 million in 1999 First Quarter compared with the 1998 First Quarter. Operating income increased $2.4 million to $10.5 million. Operating margin improved to 8.9% from 7.8%. The increase in sales was primarily attributable to the ILEX and Microdyne acquisitions and increased sales on the U-2 Support Program, certain UAV programs and secure telephone equipment (STE), partially offset by decreased production and shipments of the CHBDL and Raptor high data rate communications systems. The increase in operating income was principally attributable to (i) the sales growth during the 1999 first quarter and (ii) improved margins on space communication systems, military communication systems and space control systems arising from cost reductions and improved operating efficiencies. EBITDA increased $2.9 million to $15.2 million in 1999 First Quarter and EBITDA margin improved to 12.9% from 11.8%. The increases in EBITDA and EBITDA margin were primarily attributable to the items affecting the trends in operating income.

     Sales of the Specialized Communication Products segment increased $75.6 million or 91.6% to $158.1 million in 1999 First Quarter compared with the 1998 First Quarter. Operating income increased $9.7 million to $15.7 million and operating margin improved to 9.9% from 7.3%. The increase in sales was principally attributable to the SPD and Ocean Systems acquisitions and volume increases on commercial aviation recorders and satellite control products partially offset by lower sales volume on microwave components and decreased shipments of antenna products. The increase in operating margin was principally attributable to improved margins on aviation recorders because of volume increases and higher margins from the SPD acquired business which was not included in the results of operations for the 1998 First Quarter, partially offset by lower margins on microwave components and antenna products attributable to declines in sales. EBITDA increased $14.3 million to $23.6 million and EBITDA margin improved to 14.9% from 11.3%. The increases in EBITDA and EBITDA margin were primarily attributable to the items affecting the trends in operating income.

     Interest expense, net of interest and investment income, increased $4.7 million to $14.5 million in the 1999 First Quarter because of higher average outstanding debt during the 1999 First Quarter compared with the 1998 First Quarter principally because of the $380.0 million of senior subordinated notes sold by the Company in May 1998 and December 1998. The income tax provision for the 1999 First Quarter reflects the Company's estimated effective income tax rate for the year ending December 31, 1999 of 38.5%, compared with the effective tax rate of 39.0% for the 1998 First Quarter.

LIQUIDITY AND CAPITAL RESOURCES

BALANCE SHEET

     Contracts in process increased $48.1 million in the 1999 First Quarter, of which $27.3 million was related to businesses acquired during the 1999 First Quarter and $20.8 million was principally from (i) increases in unbilled receivables arising from an increase in programs entering the production phase wherein unbilled costs and profits generally exceed progress payments received from the customers until contract shipments are completed, (ii) increases in inventory because of production on certain programs and products in advance of sales expected to occur later in 1999, and (iii) delays in the collection of billed receivables from certain prime contractors. The increase in intangibles was related to acquired businesses net of amortization expense. The decrease in accounts payable was principally related to the timings of deliveries from and payments to vendors.

     Working capital, adjusted to exclude cash and the current portion of long term debt, increased $36.4 million to $168.1 million at March 31, 1999 from $131.7 million at December 31, 1998, of which $23.2 million was attributable to the working capital of the acquired businesses.


STATEMENT OF CASH FLOWS

     The following table provides cash flow statement data for the Company for 1999 and 1998:

                                                         THREE MONTHS ENDED MARCH
                                                                   31,
                                                         ------------------------
                                                            1999          1998
                                                         ----------   -----------
                                                              (in millions)
Net cash (used in) from operating activities .........    $  (1.5)     $   11.1
Net cash (used in) investing activities ..............      (99.4)       (148.7)
Net cash from financing activities ...................      200.3          69.2

OPERATING ACTIVITIES

     During the 1999 First Quarter, L-3 used $1.5 million of cash in its operating activities, a decrease of $12.6 million compared with the 1998 First Quarter, principally as a result of investments of $25.1 million in working capital. See discussion under "Balance Sheet" above. The Company expects its rate of investment in working capital to decline during the remainder of 1999.

INVESTING ACTIVITIES

     Since L-3's formation in April 1997, the Company has actively pursued its acquisition strategy. In 1999 First Quarter, the Company purchased additional businesses for an aggregate cash purchase price including expenses and the repayment of assumed debt net of cash acquired of $96.3 million.

     The Company makes capital expenditures for improvement of manufacturing facilities and equipment. The Company expects that its capital expenditures for 1999 will be approximately $37.0 million.

FINANCING ACTIVITIES

     On February 4, 1999, Holdings sold 5.0 million shares of common stock in an offering for $42.00 per share (the "February 1999 Common Stock Offering") representing 15.4% of Holdings' common stock immediately after the offering. In addition, 6.5 million shares were sold by the Lehman Brothers Capital Partners III, LLP and its affiliates ("the Lehman Partnership") and Lockheed Martin Corporation ("Lockheed Martin") in the February 1999 Common Stock Offering, after which the Lehman Partnership owned 24.7% and Lockheed Martin owned 7.1% of the outstanding shares of Holding's common stock. The net proceeds to Holdings from the February 1999 Common Stock Offering amounted to $201.5 million and were contributed to the Company. The net proceeds were partially used to repay borrowings made in January 1999 under the Senior Credit Facilities to finance the acquisition of Microdyne in 1999 First Quarter 1999 and the acquisition of Aydin in April 1999.

     On March 3, 1999, the Senior Credit Facilities were amended to increase the Company's revolving credit facilities thereunder by $15.0 million to $400.0 million. At March 31, 1999, available borrowings under the revolving credit facilities were $300.1 million after reductions for outstanding letters of credit of $99.9 million. Included within the Company's revolving credit facilities is the 364 Day Revolving Credit Facility which expires on August 12, 1999. As provided for in the Senior Credit Facilities, the Company intends to request that the creditors renew the 364 Day Revolving Credit Facility for one additional 364-day period.

     The Senior Credit Facilities and the Senior Subordinated Notes contain financial covenants which remain in effect so long as any amount is owed or any commitment to lend exists thereunder by

     L-3 Communications. As of March 31, 1999, L-3 Communications had been in compliance with these covenants at all times. The borrowings under the Senior Credit Facilities are guaranteed by Holdings and by substantially all of the Company's subsidiaries. The payments of principal and premium, if any, and interest on the Senior Subordinated Notes are unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by substantially all of the subsidiaries of L-3 Communications, all of which guarantor subsidiaries are wholly owned.

     Based upon the current level of operations, management believes that the Company's cash from operating activities, together with available borrowings under the Senior Credit Facilities, will be adequate to meet its anticipated requirements for working capital, capital expenditures, research and development expenditures, program and other discretionary investments, and interest payments for the foreseeable future including at least the next three years. There can be no assurance, however, that the Company's business will continue to generate cash flow at or above current levels or that currently anticipated improvements will be achieved. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt, it may be required to sell assets, reduce capital expenditures, refinance all or a portion of its existing debt or obtain additional financing. The Company's ability to make scheduled principal payments, to pay interest on or to refinance its indebtedness depends on its future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond its control. There can be no assurance that sufficient funds will be available to enable the Company to service its indebtedness, or make necessary capital expenditures and program and discretionary investments.


CONTINGENCIES

     See Note 10 to the Condensed Consolidated Financial Statements.


RECENTLY ISSUED ACCOUNTING STANDARDS

     Effective January 1, 1999, the Company adopted Statement of Position 98-5, Reporting on the Costs of Start Up Activities ("SOP 98-5"), which provides guidance on the financial reporting of startup and organization costs, including precontract costs. It requires costs of startup activities and organization costs to be expensed as incurred. The impact of adopting SOP 98-5 was not material to the Company's results of operations or financial position.

     In September 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating the impact, if any, of SFAS 133 which is effective for all quarters of fiscal years beginning after September 15, 1999.


YEAR 2000

     The inability of business processes to continue to function correctly after the beginning of the Year 2000 could have serious adverse effects on companies and entities throughout the world. Because the Company's business units operate autonomously, each business unit has undertaken an effort to identify and mitigate Year 2000 issues related to their information systems, products, facilities, suppliers and customers. Therefore, the Company's Year 2000 effort is a composite of its business units' Year 2000 efforts, coordinated through a Company wide program instituted to oversee, guide and track business units' Year 2000 efforts and to facilitate Company-wide communications regarding Year 2000 methods.

     Each business unit has appointed a Year 2000 project manager who oversees a team responsible for performing its Year 2000 efforts in four phases: (i) define, identify and inventory possible sources of Year 2000 issues, including internal systems and products and services sold to customers; (ii) analyze and determine the nature and extent of Year 2000 issues and develop project plans to address those issues;

(iii) implement and execute project plans to remediate or replace non-compliant items, as appropriate, based upon assessed risk and priority; and (iv) commence and complete testing, continue monitoring readiness and prepare necessary contingency plans. The progress of this program is monitored at each business unit with oversight by management. This oversight includes periodic reviews as well as visits to each business unit to monitor progress with the plans.

     The first three phases of the program have been completed for a substantial majority of critical systems within the Company. Substantially all significant information systems, products and facilities are in the final phase of the program with a targeted completion by mid-1999.

     The business units of the Company's recently completed acquisitions including Microdyne and Aydin, have been incorporated into the Company's Year 2000 efforts and these acquired business units are currently performing their respective Year 2000 efforts at various stages within the four phases enumerated above. The Company plans to have nearly all significant information systems, products and facilities of these acquired businesses in the final phase of the program by the end of the third quarter of 1999.

     The total estimated costs associated with the Company's Year 2000 efforts have been updated to reflect recently acquired business units and estimated costs for calendar year 2000. The revised estimated cost are $20.1 million and include $7.6 million of capitalizable costs with the remaining costs to be expensed as incurred. The Company has incurred approximately $12.2 million of such costs to date. Substantially all of the remaining estimated costs are expected to be incurred during the remainder of 1999.

     The Company believes that there is low risk with respect to its operations that any internal critical system will not be Year 2000 compliant by the end of 1999. The Company's business operations are also dependent on the Year 2000 readiness of its customers and infrastructure suppliers in areas such as utilities, communications, transportation and other services. In those environments, there could be instances of failure that could cause disruptions in business transaction processes of the Company. The likelihood and effects of failures in infrastructure systems and in the customer and supply chains cannot be estimated, but such a failure could potentially result in a material adverse impact on results of operations, liquidity or financial position of the Company. The Company continues to attempt to assess the Year 2000 compliance and readiness of its material third-party suppliers and customers. Such attempts include written inquiries as to their Year 2000 certification of compliance. As indicated above, contingency plans for suppliers, customers, critical systems and utilities impacted by Year 2000 issues are being developed with an anticipated completion date of June 30, 1999, except for recently acquired businesses for which the anticipated completion is by the end of 1999. It is anticipated that the contingency plans will be tested throughout the remainder of 1999. These estimates and projections could change as the year 2000 efforts progress.


FORWARD LOOKING STATEMENTS

     Certain of the matters discussed concerning our operations, cash flows, financial position, economic performance, and financial condition, including in particular, the likelihood of our success in developing and expanding our business and the realization of sales from backlog, include forward looking statements within the meaning of section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates" and similar expressions are forward looking statements. Although we believe that these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flow, research and development costs, working capital, capital expenditures and other projections, they are subject to several risks and uncertainties, and therefore, we can give no assurance that these statements will be achieved. Such statements will also be influenced by factors such as our dependence on the defense industry and the business risks peculiar to that industry including changing priorities or reductions in the U.S. government defense budget; our reliance on contracts with a limited number of agencies of, or contractors to, the U.S. government and the possibility of termination of government contracts by unilateral government action or for failure to perform; our extensive use of fixed price contracts as compared to cost plus contracts; our ability to identify future acquisition candidates or to integrate acquired operations; the performance of the businesses that we have acquired or may acquire in the future; the rapid change of technology in the communication equipment industry; the high level of competition in the communications equipment industry; our introduction of new products into commercial markets or our investments in commercial products; the significant amount of our debt and the restrictions contained in our debt agreements; Year 2000 issues including those relating to our information systems and the products we have sold; collective bargaining labor disputes; pension, environmental or legal matters or proceedings and various other market, competition and industry factors, many of which are beyond our control. Investors are cautioned that any such statements are not guarantees of future performance and the actual results or developments may differ materially from the expectations expressed in the forward looking statements.



ITEM 3.

           QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     See Part II, Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition- Liquidity and Capital Resources--Market Risks", of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 for a discussion of the Company's exposure to market risks. There was no significant change in those risks during the three months ended March 31, 1999.

PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


   (a) Exhibits


      *11 L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Share


       27  Financial Data Schedule


   *The information required on this exhibit is presented on Note 9 to the Condensed Consolidated Financial Statements as of March 31, 1999 in accordance with the provisions of FASB SFAS No. 128, Earnings Per Share.


     (b) Reports on Form 8-K


   Report filed on March 3, 1999 regarding the acquisition of Aydin Corporation.



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                        L-3 Communications Holdings, Inc. and
                                        L-3 Communications Corporation
                                        ----------------------------------------
                                        Registrants


Date: May 17, 1999


                                        /s/ Robert V. LaPenta
                                        ----------------------------------------
                                        Name:  Robert V. LaPenta

                                        Title: President and Chief Financial
                                               Officer
                                               (Principal Financial Officer)