Form 10-Q
period 1999-06-30
L 3 COMMUNICATIONS HOLDINGS INC; L 3 COMMUNICATIONS CORP
filed 1999-08-16
CIK 1056239, 1039101

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


                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


                Commission file numbers 001-14141 and 333-46983





                       L-3 COMMUNICATIONS HOLDINGS, INC.
                                      AND
                        L-3 COMMUNICATIONS CORPORATION


                       State of incorporation: Delaware
             IRS identification numbers: 13-3937434 and 13-3937436



                               600 Third Avenue
                              New York, NY 10016
                           Telephone: (212) 697-1111



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  X  Yes      No
                                          ---      ---

     There were 32,705,534 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on August 9, 1999.


--------------------------------------------------------------------------------

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                         L-3 COMMUNICATIONS CORPORATION
                         FORM 10-Q QUARTERLY REPORT FOR
                          QUARTER ENDED JUNE 30, 1999


                        PART I -- FINANCIAL INFORMATION:

                                                                                           PAGE NO.
                                                                                          ---------
ITEM 1.   Financial Statements
          Condensed Consolidated Balance Sheets as of June 30, 1999 and December 31,
           1998 .........................................................................       1
          Condensed Consolidated Statements of Operations for the Three and Six
           Months ended June 30, 1999 and June 30, 1998 .................................     2-3
          Condensed Consolidated Statements of Cash Flows for the Six Months ended
           June 30, 1999 and June 30, 1998 ..............................................       4
          Notes to Unaudited Condensed Consolidated Financial Statements ................    5-10
ITEM 2.   Management's Discussion and Analysis of Results of Operations and Financial
           Condition ....................................................................   11-18
ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk ....................      18

                          PART II -- OTHER INFORMATION:

ITEM 4.   Submission of Matters to a Vote of Security Holders ...........................      19
ITEM 6.   Exhibits and Reports on Form 8-K ..............................................      19

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)




                                                                        JUNE 30, 1999     DECEMBER 31, 1998
                                                                       ---------------   ------------------
                                                                         (UNAUDITED)
                                ASSETS
Current assets:
 Cash and cash equivalents .........................................     $   46,757          $   26,130
 Contracts in process ..............................................        465,121             351,049
 Deferred income taxes .............................................         12,885              16,591
 Other current assets ..............................................          7,908              11,597
                                                                         ----------          ----------
   Total current assets ............................................        532,671             405,367
                                                                         ----------          ----------
Property, plant and equipment ......................................        182,813             155,712
 Less, accumulated depreciation and amortization ...................         45,010              32,557
                                                                         ----------          ----------
                                                                            137,803             123,155
                                                                         ----------          ----------
Intangibles, primarily cost in excess of net assets acquired, net of
 amortization ......................................................        769,354             669,362
Deferred income taxes ..............................................         65,322              39,139
Other assets .......................................................         49,099              48,373
                                                                         ----------          ----------
   Total assets ....................................................     $1,554,249          $1,285,396
                                                                         ==========          ==========
                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable, trade ...........................................     $   75,710          $   81,826
 Accrued employment costs ..........................................         68,155              58,380
 Accrued expenses ..................................................         28,240              18,241
 Customer advances .................................................         63,874              45,874
 Accrued interest ..................................................         12,617               6,698
 Other current liabilities .........................................         44,439              36,515
                                                                         ----------          ----------
   Total current liabilities .......................................        293,035             247,534
                                                                         ----------          ----------
Pension and postretirement benefits ................................        114,522             114,293
Other liabilities ..................................................         20,790              18,595
Long-term debt .....................................................        605,000             605,000

Commitments and contingencies

Shareholders' equity:
 Common stock $.01 par value; authorized 100,000,000 shares, issued
   and outstanding 32,510,054 and 27,402,429 shares ................        471,267             264,769
 Retained earnings .................................................         63,141              44,856
 Equity adjustments ................................................        (13,506)             (9,651)
                                                                         ----------          ----------
Total shareholders' equity .........................................        520,902             299,974
                                                                         ----------          ----------
   Total liabilities and shareholders' equity ......................     $1,554,249          $1,285,396
                                                                         ==========          ==========

       See notes to unaudited condensed consolidated financial statements.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                               THREE MONTHS ENDED JUNE 30,
                                              -----------------------------
                                                   1999            1998
                                              -------------   -------------
Sales .....................................     $ 314,432       $ 230,424
Costs and expenses ........................       283,283         210,966
                                                ---------       ---------
Operating income ..........................        31,149          19,458
Interest and other income .................         1,815             780
Interest expense ..........................        14,939          11,041
                                                ---------       ---------
Income before income taxes ................        18,025           9,197
Provision for income taxes ................         6,939           3,587
                                                ---------       ---------
Net income ................................     $  11,086       $   5,610
                                                =========       =========
Earnings per common share:
 Basic ....................................     $    0.34       $    0.24
                                                =========       =========
 Diluted ..................................     $    0.33       $    0.23
                                                =========       =========
Weighted average common shares outstanding:
 Basic ....................................        32,488          23,718
                                                =========       =========
 Diluted ..................................        33,948          24,853
                                                =========       =========

       See notes to unaudited condensed consolidated financial statements.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                SIX MONTHS ENDED JUNE 30,
                                              -----------------------------
                                                   1999            1998
                                              -------------   -------------
Sales .....................................     $ 589,994       $ 416,988
Costs and expenses ........................       532,678         383,437
                                                ---------       ---------
Operating income ..........................        57,316          33,551
Interest and other income .................         2,829           1,576
Interest expense ..........................        30,414          21,646
                                                ---------       ---------
Income before income taxes ................        29,731          13,481
Provision for income taxes ................        11,446           5,258
                                                ---------       ---------
Net income ................................     $  18,285       $   8,223
                                                =========       =========
Earnings per common share:
 Basic ....................................     $    0.58       $    0.37
                                                =========       =========
 Diluted ..................................     $    0.56       $    0.36
                                                =========       =========
Weighted average common shares outstanding:
 Basic ....................................        31,495          21,942
                                                =========       =========
 Diluted ..................................        32,925          22,961
                                                =========       =========

       See notes to unaudited condensed consolidated financial statements.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)
                                  (UNAUDITED)




                                                                              SIX MONTHS ENDED JUNE 30,
                                                                             ----------------------------
                                                                                 1999            1998
                                                                             ------------   -------------
OPERATING ACTIVITIES:
Net income ...............................................................    $   18,285     $    8,223
Depreciation and amortization ............................................        26,390         16,112
Amortization of deferred debt issue costs ................................         1,957          1,107
Deferred income tax provision ............................................         8,295          5,133
Other noncash items ......................................................         3,767             --
Changes in operating assets and liabilities, net of amounts acquired .....
 Contracts in process ....................................................       (30,093)        (5,288)
 Other current assets ....................................................         2,896            704
 Other assets ............................................................          (183)           (81)
 Accounts payable and accrued expenses ...................................       (15,407)         4,913
 Customer advances .......................................................        16,308          1,712
 Other current liabilities ...............................................        (3,352)         2,084
 Pension and postretirement benefits .....................................           229           (367)
 Other liabilities .......................................................        (1,377)         1,186
 All other operating activities ..........................................        (1,783)           281
                                                                              ----------     ----------
Net cash from operating activities .......................................        25,932         35,719
                                                                              ----------     ----------
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired ..........................      (205,003)      (157,215)
Proceeds from net assets held for sale ...................................            --          6,653
Capital expenditures .....................................................       (10,993)        (6,317)
Disposition of property, plant and equipment .............................         5,273            381
Other investing activities ...............................................         5,007             --
                                                                              ----------     ----------
Net cash (used in) investing activities ..................................      (205,716)      (156,498)
                                                                              ----------     ----------
FINANCING ACTIVITIES:
Repayment of borrowings under term loan facilities .......................            --       (172,000)
Borrowings under revolving credit facility ...............................        74,700         67,800
Repayment of borrowings under revolving credit facility ..................       (74,700)       (67,800)
Proceeds from sale of 81/2% senior subordinated notes ....................            --        180,000
Proceeds from sale of common stock, net ..................................       201,582        139,500
Other financing activities ...............................................        (1,171)        (3,731)
                                                                              ----------     ----------
Net cash from financing activities .......................................       200,411        143,769
                                                                              ----------     ----------
Net increase in cash .....................................................        20,627         22,990
Cash and cash equivalents, beginning of the period .......................        26,130         77,474
                                                                              ----------     ----------
Cash and cash equivalents, end of the period .............................    $   46,757     $  100,464
                                                                              ==========     ==========

       See notes to unaudited condensed consolidated financial statements.

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

     Specialized Communication Products. This segment includes three product categories: microwave components, avionics and ocean products, and telemetry, instrumentation and space products. Microwave Components includes commercial off the shelf, high performance microwave components and frequency monitoring equipment. Avionics and Ocean Products include aviation recorders, display products, antenna products, acoustic undersea warfare systems and naval power distribution, conditioning, switching and protection equipment for naval ships and submarines. Telemetry, Instrumentation and Space Products include commercial off the shelf real-time data collection and transmission products and components for missile, aircraft and space based electronic systems. The Specialized Communication Products segment provides products, systems and services used in the satellite transmission of voice, video and data through earth stations for uplink and downlink terminals. This segment also provides commercial off the shelf satellite control software, telemetry, tracking and control, mission processors, global positioning systems (GPS) and software engineering services to the worldwide military, civilian and commercial satellite markets.

     The accompanying unaudited condensed consolidated financial statements also include the financial statements of L-3 Communications Corporation ("L-3 Communications"), which is a wholly owned subsidiary of Holdings. Holdings owns all of the authorized, issued and outstanding common stock, par value $0.01 per share, of L-3 Communications. Holdings has no other assets or liabilities and conducts no operations other than through its subsidiary, L-3 Communications.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"); accordingly, they do not include all of the information and notes required by generally accepted accounting principles for a complete set of financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. The results of operations for these interim periods are not necessarily indicative of results for the full year. For further information, these interim

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

financial statements should be read in conjunction with the Consolidated Financial Statements of Holdings and L-3 Communications for the fiscal year ended December 31, 1998, included in the Annual Report on Form 10-K for fiscal year ended December 31, 1998 of Holdings and L-3 Communications.


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


3. ACQUISITIONS

     On August 13, 1998, the Company purchased all of the outstanding stock of SPD Technologies, Inc. ("SPD") for $238,241 of cash including expenses, net of cash acquired. On February 5, 1998, March 4, 1998 and March 30, 1998 the Company purchased the assets of the Satellite Transmission Systems division ("STS") of California Microwave, Inc. and ILEX Systems ("ILEX"), Ocean Systems business ("Ocean Systems") of AlliedSignal, Inc. for cash of $26,517, $51,905 and $68,812, respectively. SPD, STS, ILEX and Ocean Systems, collectively comprise the "1998 Acquisitions". All of the acquisitions have been accounted for as purchase business combinations and are included in the Company's results of operations from their effective dates.

     On January 8, 1999 the Company acquired all of the outstanding common stock of Microdyne Corporation ("Microdyne") for $94,228 in cash, including expenses and the repayment of assumed debt, net of cash acquired. On April 16, 1999, the Company acquired all of the outstanding common stock of Aydin Corporation ("Aydin") for $59,333 in cash, including expenses, net of cash acquired. On June 30, 1999, the Company acquired all the outstanding common stock of Interstate Electronics Corporation ("IEC") for $44,792 in cash including expenses, subject to adjustment based on closing date net worth, as defined. Collectively, the acquisitions of Microdyne, Aydin and IEC comprise the "1999 Acquisitions".

     Had the 1999 Acquisitions and the related financing transactions, occurred on January 1, 1999, the unaudited pro forma sales, operating income, net income and diluted earnings per common share for the six months ended June 30, 1999 would have been $641,900, $60,800, $21,300 and $0.63, respectively. Had the 1998
Acquisitions and the 1999 Acquisitions and the related financing transactions occurred on January 1, 1998, the unaudited pro forma sales, operating income, net loss and diluted loss per share for the six months ended June 30, 1998 would have been $646,700, $17,100, $(14,300) and $(0.44), respectively. The pro forma results are based on various assumptions and are not necessarily indicative of the result of operations that would have occurred had the 1998 Acquisitions and the 1999 Acquisitions and the related financing transactions occurred on January 1, 1998.

     The assets and liabilities recorded in connection with the acquisitions of Microdyne, Aydin and IEC were $113,383 and $95,268, $99,039 and $74,395, and $52,875 and $43,998, respectively. The assets and liabilities recorded in connection with the acquisitions of Microdyne, Aydin, and IEC are based upon preliminary estimates of fair values for the valuation of contracts in process, inventories and deferred taxes. Actual adjustments will be based on the final purchase prices and the final appraisals and other analyses of fair values which are in process. Management does not expect that differences between the preliminary and final purchase price allocations will have a material impact on the Company's financial position or results of operations.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

4. CONTRACTS IN PROCESS

     The components of contracts in process are presented below.


                                                           JUNE 30, 1999     DECEMBER 31, 1998
                                                          ---------------   ------------------
   Billed contract receivables ........................      $ 117,986          $ 100,234
   Unbilled contract receivables ......................        113,120             69,361
   Other billed receivables, principally commercial and
     affiliates .......................................        101,718             81,372
   Inventoried costs ..................................        182,876            130,350
                                                             ---------          ---------
                                                               515,700            381,317
   Less, unliquidated progress payments . .............        (50,579)           (30,268)
                                                             ---------          ---------
     Contracts in process .............................      $ 465,121          $ 351,049
                                                             =========          =========

5. DEBT

     Long term debts consist of:


                                                           JUNE 30, 1999     DECEMBER 31, 1998
                                                          ---------------   ------------------
   10 3/8% Senior Subordinated Notes due 2007 .........       $225,000           $225,000
   8 1/2% Senior Subordinated Notes due 2008 ..........        180,000            180,000
   8% Senior Subordinated Notes due 2008 ..............        200,000            200,000
                                                              --------           --------
     Total debt .......................................        605,000            605,000
   Less current portion ...............................             --                 --
                                                              --------           --------
     Long-term debt ...................................       $605,000           $605,000
                                                              ========           ========

     Available borrowings under the Revolving Credit Facility and the Revolving 364 Day Credit Facility at June 30, 1999 were $120,120 and $200,000, respectively, after reductions for outstanding letters of credit of $79,880, and $0, respectively. In July 1999, the Revolving 364-Day Credit Facility was renewed for an additional 364 days and will expire on August 10, 2000, at which time the Company may exercise an option to convert any or all of the borrowings outstanding thereunder into term loans which fully amortize over a two year period beginning March 31, 2001.


6. L-3 COMMUNICATIONS SHAREHOLDERS' EQUITY

     Holdings has no other assets or liabilities and conducts all of its operations through its wholly owned subsidiary, L-3 Communications. The table below presents the components of the shareholders' equity of L-3
Communications.




                                                     JUNE 30, 1999     DECEMBER 31, 1998
                                                    ---------------   ------------------
   Common stock, $0.1 par value; 100 shares
     authorized and outstanding .................      $      --           $     --
   Additional paid in capital ...................        471,267            264,769
   Retained earnings ............................         63,141             44,856
   Accumulated other comprehensive loss .........        (13,506)            (9,651)
                                                       ---------           --------
     Total shareholders' equity .................      $ 520,902           $299,974
                                                       =========           ========

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The increase in additional paid-in capital at June 30, 1999 reflects the contribution to L-3 Communications from Holdings of the $201,500 of net proceeds from the February 1999 Common Stock Offering.


7. STOCK OPTIONS

     On January 19, 1999, Holdings granted to certain of its employees options to purchase 414,150 shares of its common stock at an exercise price of $40.50.


8. COMPREHENSIVE INCOME

     For the six months ended June 30, 1999, comprehensive income was $14,430 and was comprised of net income of $18,285 and other comprehensive losses of $1,783 and $2,072, respectively, relating to foreign currency translations and unrealized losses on investments. For the six months ended June 30, 1998, net comprehensive income was $8,504 and was comprised of net income of $8,223 and other comprehensive income of $281 relating to foreign currency translations.


9. EARNINGS PER SHARE

     Details of the computation of earnings per share are presented in the table below.


                                                SIX MONTHS ENDED JUNE   THREE MONTHS ENDED JUNE
                                                         30,                      30,
                                               ------------------------ ------------------------
                                                   1999         1998        1999         1998
                                               ------------ ----------- ------------ -----------
Basic:
 Net income ..................................  $  18,285    $  8,223    $  11,085    $  5,610
 Weighted average common share outstanding ...     31,495      21,942       32,488      23,718
                                                ---------    --------    ---------    --------
 Basic earnings per share ....................  $    0.58    $   0.37    $    0.34    $   0.24
                                                =========    ========    =========    ========
Diluted:
 Net income ..................................  $  18,285    $  8,223    $  11,085    $  5,610
                                                ---------    --------    ---------    --------
 Common and potential common shares:
   Weighted average common share outstanding       31,495      21,942       32,488      23,718
   Assumed exercise of stock options .........      3,233       2,737        3,266       2,655
   Assumed purchase of common shares for
    treasury .................................     (1,803)     (1,718)      (1,806)     (1,520)
                                                ---------    --------    ---------    --------
 Common and potential common shares ..........     32,925      22,961       33,948      24,853
                                                =========    ========    =========    ========
 Diluted earnings per share ..................  $    0.56    $   0.36    $    0.33    $   0.23
                                                =========    ========    =========    ========

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

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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


11. SUPPLEMENTAL CASH FLOW INFORMATION


                                                   SIX MONTHS ENDED JUNE
                                                            30,
                                                   ---------------------
                                                      1999       1998
                                                   ---------- ----------
   Interest paid .................................  $22,322    $18,626
   Income taxes paid .............................    3,871        125
   Noncash transactions:
     Contribution in common stock to savings plan     3,767         --

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


     The Company evaluates the performance of its operating divisions and reportable segments based on sales and operating income. The table below presents sales and operating income by reportable segment for the six-month periods ended June 30, 1999 and 1998 and assets by reportable segment as of June 30, 1999 and December 31, 1998.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                       SECURE         SPECIALIZED                    ELIMINATION OF
                                   COMMUNICATION     COMMUNICATION                    INTERSEGMENT     CONSOLIDATED
                                      SYSTEMS           PRODUCTS       CORPORATE         SALES            TOTAL
                                  ---------------   ---------------   -----------   ---------------   -------------
Six Months Ended June 30, 1999:
 Sales ........................       $243,447         $  348,623                      $ (2,076)       $  589,994
 Operating income .............         21,411             35,905                                          57,316
Six Months Ended June 30, 1998:
 Sales ........................        223,218            197,013                        (3,243)          416,988
 Operating income .............         18,702             14,849                                          33,551
Assets as of:
 June 30, 1999 ................        411,953          1,010,841      $131,455                         1,554,249
 December 31, 1998 ............        368,891            797,469       119,036                         1,285,396

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


     In September 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value and is effective for all quarters of fiscal years beginning after June 15, 2000. The Company does not expect SFAS 133 to have a material impact on its financial position.

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


ACQUISITION HISTORY

     1998 Acquisitions. On August 13, 1998, the Company purchased all of the outstanding stock of SPD Technologies, Inc. ("SPD"). On March 30, 1998, March 4, 1998 and February 5, 1998, respectively, the Company acquired the assets of the Ocean Systems business ("Ocean Systems") of AlliedSignal, Inc., ILEX Systems ("ILEX") and Satellite Transmission Systems ("STS") of California Microwave, Inc. Collectively, the acquisitions of SPD, Ocean Systems, ILEX and STS comprise the "1998 Acquisitions". Additionally, during 1998, the Company purchased several other operations and product lines, which individually and in the aggregate were not material to the results of operations or financial position of the Company.

     1999 Acquisitions. On December 3, 1998 the Company signed an agreement to acquire all of the outstanding common stock of Microdyne Corporation ("Microdyne") through a tender offer. The tender offer was completed in January 1999. The cost of the Microdyne acquisition was $94.2 million, paid in cash, including the repayment of assumed debt and expenses, net of cash acquired. The Company financed the Microdyne acquisition using cash on hand and borrowings under the Company's Senior Credit Facilities, which were subsequently repaid during the first quarter of 1999. On March 1, 1999, the Company signed an agreement to acquire all of the outstanding common stock of Aydin Corporation ("Aydin") through a tender offer. The Company completed the tender offer and the acquisition in April 1999. The cost of this acquisition was $59.3 million, paid in cash, including expenses, net of cash acquired. The Aydin acquisition was financed using cash on hand. On April 19, 1999, the Company signed a definitive agreement to acquire all of the outstanding common stock of Interstate Electronics Corporation ("IEC"). The Company completed this acquisition in June 1999. The cost of this acquisition was $44.8 million, paid in cash, including expenses, and is subject to adjustment based on closing date net worth, as defined. The IEC acquisition was financed using cash on hand. Collectively, the acquisitions of Microdyne, Aydin and IEC comprise the "1999 Acquisitions."


RESULTS OF OPERATIONS

     The following information should be read in conjunction with the Condensed Consolidated Financial Statements as of June 30, 1999, which reflect the results of operations of the Company's acquisitions from their respective effective dates. Accordingly, the results of operations for the six months ended June 30, 1999 and 1998 are significantly affected by the timing of those acquisitions. The tables below provide selected statement of operations data for the Company for the three-month period ended June 30, 1999 ("the 1999 Second Quarter") and the three-month period ended June 30, 1998 ("the 1998 Second Quarter") and for the six-month period ended June 30, 1999 ("the 1999 First Half") and six-month period ended June 30, 1998 ("the 1998 First Half").


 THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30,
1998




                                                      THREE MONTHS ENDED JUNE
                                                                30,
                                                     -------------------------
                                                         1999          1998
                                                     -----------   -----------
                                                           (in millions)
Sales(1):
 Secure Communication Systems ....................    $  125.6      $  119.1
 Specialized Communication Products ..............       188.8         111.3
                                                      --------      --------
   Total .........................................    $  314.4      $  230.4
                                                      ========      ========
Operating income:
 Secure Communication Systems ....................    $   10.5      $   10.4
 Specialized Communication Products ..............        20.6           9.1
                                                      --------      --------
   Total .........................................    $   31.1      $   19.5
                                                      ========      ========
Depreciation and amortization expenses included in
 operating income:
 Secure Communication Systems ....................    $    4.8      $    3.9
 Specialized Communication Products ..............         8.9           4.7
                                                      --------      --------
   Total .........................................    $   13.7      $    8.6
                                                      ========      ========
EBITDA(2)
 Secure Communication Systems ....................    $   15.3      $   14.3
 Specialized Communication Products ..............        29.5          13.8
                                                      --------      --------
   Total .........................................    $   44.8      $   28.1
                                                      ========      ========

----------
(1) Sales are after intersegment eliminations. See Note 12 to the Unaudited Condensed Consolidated Financial Statements.

(2) EBITDA is defined as operating income plus depreciation expense and amortization expense (excluding the amortization of debt issuance costs). EBITDA is not a substitute for operating income, net income or cash flows from operating activities as determined in accordance with generally accepted accounting principles as a measure of profitability or liquidity and may not be comparable to similar measures presented by other entities. EBITDA is presented as additional information because the Company believes it to be a useful indicator of the Company's ability to meet debt service and capital expenditure requirements.

     Sales increased $84.0 million to $314.4 million in the 1999 Second Quarter compared with $230.4 million in the 1998 Second Quarter, and was comprised of growth in sales of $6.5 million for the Secure Communication systems segment and of $77.5 million for the Specialized Communication Products segment. Operating income increased $11.6 million to $31.1 million, and operating income as a percentage of sales ("operating margin") improved to 9.9% from 8.5% for the reasons described below under the reportable segments discussion. Depreciation and amortization expenses increased $5.1 million to $13.7 million, reflecting increased goodwill amortization associated with acquisitions and additional depreciation related to capital expenditures. EBITDA increased $16.7 million to $44.8 million. EBITDA as a percentage of sales ("EBITDA margin") improved to 14.3% from 12.2%. Basic earnings per common share ("EPS") and diluted EPS grew 41.7% to $0.34 and 43.5% to $0.33, respectively. Basic weighted-average common shares outstanding and diluted weighted-average common shares outstanding increased 37.0% and 36.6%, respectively, principally because of the shares of common stock issued, and the timing thereof in connection with the Company's Initial Public Offering in May 1998 (the "IPO") and the public offering in February 1999 (the "February 1999 Common Stock Offering").


     Sales of Secure Communication Systems segment increased $6.5 million or 5.5% to $125.6 million in 1999 Second Quarter compared with the 1998 Second Quarter. Operating income increased $0.1 million to $10.5 million. Operating margin declined to 8.4% from 8.7%. The increase in sales was primarily attributable to the Microdyne acquisition and increased sales on the U-2 Support Program and secure telephone equipment (STE), partially offset by lower sales of communication subsystems for the International Space Station (ISS) consistent with the scheduled phasedown of this program and lower sales of information security systems. The decline in operating margin were principally attributable to lower margins from the Microdyne acquired business and costs incurred for network security systems. EBITDA increased $1.0 million to $15.3 million and EBITDA margin improved to 12.2% from 12.0%. The increases in EBITDA and EBITDA margin were primarily attributable to the items affecting operating income.


     Sales of the Specialized Communication Products segment increased $77.5 million or 69.6% to $188.8 million in 1999 Second Quarter compared with the 1998 Second Quarter. Operating income increased $11.5 million to $20.6 million and operating margin improved to 10.9% from 8.2%. The increase in sales was principally attributable to the SPD and Aydin acquisitions and volume increases on commercial aviation recorders partially offset by lower sales volume on microwave components and decreased shipments of displays and antenna products. The increase in operating margin was principally attributable to improved margins on aviation recorders attributable to volume increases and cost reductions and higher margins from the SPD acquired business which was not included in the results of operations for the 1998 Second Quarter, partially offset by lower margins on microwave components, antenna products attributable to declines in sales. EBITDA increased $15.7 million to $29.5 million and EBITDA margin improved to 15.6% from 12.4%. The increases in EBITDA and EBITDA margin were primarily attributable to the items affecting the trends in operating income.


     Interest expense, net of interest and other income, increased $2.8 million to $13.1 million in 1999 Second Quarter and was attributable to higher average outstanding debt during 1999 Second Quarter compared with the 1998 Second Quarter principally because of the $380.0 million of senior subordinated notes sold by the Company in May 1998 and December 1998, partially offset by other income of $0.5 million from a gain recognized on the sale of a business in June 1999. The income tax provision for the 1999 Second Quarter reflects the Company's estimated effective income tax rate for 1999 of 38.5%, compared with the effective tax rate of 39.0% for 1998 Second Quarter. The decrease in the effective tax rate was principally attributable to additional research and experimentation credits partially offset by an increase in amortization expense for costs in excess of net assets acquired for certain acquisitions which were not deductible for income tax purposes.

 SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998




                                                                       SIX MONTHS ENDED JUNE 30,
                                                                       -------------------------
                                                                           1999          1998
                                                                       -----------   -----------
                                                                             (in millions)
Sales(1):
 Secure Communication Systems ......................................    $  243.0      $  223.2
 Specialized Communication Products ................................       347.0         193.8
                                                                        --------      --------
   Total ...........................................................    $  590.0      $  417.0
                                                                        ========      ========
Operating income:
 Secure Communication Systems ......................................    $   21.4      $   18.7
 Specialized Communication Products ................................        35.9          14.9
                                                                        --------      --------
   Total ...........................................................    $   57.3      $   33.6
                                                                        ========      ========
Depreciation and amortization expenses included in operating income:
 Secure Communication Systems ......................................    $    9.5      $    8.1
 Specialized Communication Products ................................        16.9           8.0
                                                                        --------      --------
   Total ...........................................................    $   26.4      $   16.1
                                                                        ========      ========
EBITDA
 Secure Communication Systems ......................................    $   30.9      $   26.8
 Specialized Communication Products ................................        52.8          22.9
                                                                        --------      --------
   Total ...........................................................    $   83.7      $   49.7
                                                                        ========      ========

----------
(1) Sales are after intersegment eliminations. See Note 12 to the Unaudited Condensed Consolidated Financial Statements.

     Sales increased $173.0 million to $590.0 million in 1999 First Half compared with $417.0 million in the 1998 First Half comprised of growth in sales of $19.8 million for the Secure Communication Systems segment and of $153.2 million for the Specialized Communication Products segment. Operating income increased $23.7 million to $57.3 million, and operating income as a percentage of sales ("operating margin") improved to 9.7% from 8.1% for the reasons described below under the reportable segments discussion. Depreciation and amortization expenses increased $10.3 million to $26.4 million, reflecting increased goodwill amortization associated with acquisitions and additional depreciation related to capital expenditures. EBITDA increased $34.0 million to $83.7 million. EBITDA as a percentage of sales ("EBITDA margin") improved to 14.2% from 11.9%. Basic earnings per common share ("EPS") and diluted EPS grew 56.8% to $0.58 and 55.6% to $0.56, respectively. Basic weighted-average common shares outstanding and diluted weighted-average common shares outstanding increased 43.5% and 43.4%, respectively, principally because of the shares of common stock issued, and the timing thereof, in connection with the IPO in May 1998 and the February 1999 Common Stock Offering.

     Sales of Secure Communication Systems segment increased $19.8 million or 0.9% to $243.0 million in 1999 First Half compared with the 1998 First Half. Operating income increased $2.7 million to $21.4 million. Operating margin increased to 8.8% from 8.4%. The increase in sales was primarily attributable to the Microdyne acquisition and increased sales on the U-2 Support Program and STE, partially offset by lower sales of communication subsystems for ISS consistent with the scheduled phasedown of this program and lower sales of information security systems. The increase in operating margin was principally attributable to improved margins on military communication systems and high data rate communication systems arising from cost reductions, partially offset by costs incurred for network security systems. EBITDA increased $4.1 million to $30.9 million and EBITDA margin improved to 12.7% from 12.0%. The increases in EBITDA and EBITDA margin were primarily attributable to the items affecting the trends in operating income.

     Sales of the Specialized Communication Products segment increased $153.2 million or 79.1% to $347.0 million in 1999 First Half compared with the 1998 First Half. Operating income increased $21.0 million to $35.9 million and operating margin improved to 10.3% from 7.7%. The increase in sales was principally attributable to the SPD, Aydin and Ocean acquisitions and volume increases on commercial aviation recorders and satellite control products partially offset by lower sales volume on microwave components and decreased shipments of displays and antenna products. The increase in operating margin was principally attributable to improved margins on aviation recorders attributable to volume increases and cost reductions and higher margins from the SPD acquired business which was not included in the results of operations for the 1998 First Half, partially offset by lower margins on microwave components, and antenna products attributable to declines in sales. EBITDA increased $29.9 million to $52.8 million and EBITDA margin improved to 15.2% from 11.8%. The increases in EBITDA and EBITDA margin were primarily attributable to the items affecting the trends in operating income and operating margin.

     Interest expense, net of interest and other income, increased $7.5 million to $27.6 million in 1999 First Half principally because of higher average outstanding debt during 1999 First Half compared with the 1998 First Half. The income tax provision for the 1999 First Half reflects the Company's estimated effective income tax rate for 1999 of 38.5%, compared with the effective tax rate of 39.0% for 1998 First Half. See discussion under "Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998" above.


LIQUIDITY AND CAPITAL RESOURCES


BALANCE SHEET

     Contracts in process increased $114.1 million in the 1999 First Half, of which $97.6 million of the balance at June 30, 1999 was related to businesses acquired during the 1999 First Half, and $16.5 million was principally from (i) increases in unbilled receivables arising from an increase in programs entering the production phase wherein unbilled costs and profits generally exceed progress payments received from the customers until contract shipments are completed and (ii) increases in inventory because of production on certain programs and products in advance of sales expected to occur in the second half of 1999. The increase in intangibles was related to the acquired businesses. The decrease in accounts payable was principally related to the timings of deliveries from and payments to vendors.

     Working capital, adjusted to exclude cash, and the current portion of long term debt, increased $61.2 million to $192.9 million at June 30, 1999 from $131.7 million at December 31, 1998. The working capital excluding cash at June 30, 1999 attributable to the acquired businesses was $57.5 million.


STATEMENT OF CASH FLOWS

     The following table provides cash flow statement data for the Company for 1999 First Half and 1998 First Half:




                                                       SIX MONTHS ENDED JUNE 30,
                                                       -------------------------
                                                           1999          1998
                                                       -----------   -----------
                                                             (in millions)
   Net cash from operating activities. .............    $   25.9      $   35.7
   Net cash (used in) investing activities .........      (205.7)       (156.5)
   Net cash from financing activities ..............       200.4         143.8

OPERATING ACTIVITIES

     During the 1999 First Half, L-3 generated $25.9 million of cash from its operating activities, a decrease of $9.8 million compared with the 1998 First Half, principally as a result of increased working capital requirements. See discussion under "Balance Sheet" above. The Company expects its rate of investment in working capital to decline during the remainder of 1999.

INVESTING ACTIVITIES

     Since L-3's formation in April 1997, the Company has actively pursued its acquisition strategy. In the 1999 First Half, the Company invested $205.0 million in acquisitions for Microdyne, Aydin and IEC and purchase price adjustments related to closing date net assets for certain acquisitions completed in 1998. The Company also received net proceeds of $4.8 million for the sale of a business in June 1998.

     The Company makes capital expenditures for improvement of manufacturing facilities and equipment. The increase in capital expenditures for the 1999 First Half compared with the 1998 First Half was principally attributable to the capital expenditures of business acquired after June 30, 1998. The Company expects that its capital expenditures for 1999 will be approximately $37.0 million.


FINANCING ACTIVITIES

     On February 4, 1999, Holdings sold 5.0 million shares of common stock in an offering for $42.00 per share in the February 1999 Common Stock Offering representing 15.4% of Holdings' common stock immediately after the offering. In addition, 6.5 million shares were sold by the Lehman Brothers Capital Partners III, LLP and its affiliates ("the Lehman Partnership") and Lockheed Martin Corporation ("Lockheed Martin") in the February 1999 Common Stock Offering, immediatley after which the Lehman Partnership owned 24.7% and Lockheed Martin owned 7.1% of the outstanding shares of Holding's common stock. The net proceeds to Holdings from the February 1999 Common Stock Offering amounted to $201.5 million and were contributed to the Company. The net proceeds were partially used to finance the acquisitions of Microdyne, Aydin and IEC.

     On March 3, 1999, the Senior Credit Facilities were amended to increase the Company's revolving credit facilities thereunder by $15.0 million to $400.0 million. At June 30, 1999, available borrowings under the revolving credit facilities were $320.1 million after reductions for outstanding letters of credit of $79.9 million. The Company's 364 Day Revolving Credit Facility for $200.0 million was renewed for one additional 364-day period in July 1999 and will expire on August 10, 2000 at which time the Company may request that the exercise an option to convert any or all of the borrowings outstanding thereunder into term loans which fully amortize over a two year period beginning March 31, 2001.

     The Senior Credit Facilities and the Senior Subordinated Notes contain financial covenants which remain in effect so long as any amount is owed or any commitment to lend exists thereunder by L-3 Communications. As of June 30, 1999, L-3 Communications had been in compliance with these covenants at all times. The borrowings under the Senior Credit Facilities are guaranteed by Holdings and by substantially all of the Company's subsidiaries. The payments of principal and premium, if any, and interest on the Senior Subordinated Notes are unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by substantially all of the Company's subsidiaries, all of which are wholly owned.

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

CONTINGENCIES

     See Note 10 to the Unaudited Condensed Consolidated Financial Statements.


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

     In September 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not expect that the impact of SFAS 133, which is effective for all quarters of fiscal years beginning after June 15, 2000, will be material to the Company's financial position.


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

     The first three phases of the program have been completed for a majority of critical systems within the Company. A limited number of systems are currently in the final phase with completions targeted for the third quarter of 1999.

     The business units of the Company's recently completed acquisitions including Microdyne, Aydin and IEC have been integrated into the Company's Year 2000 efforts and these acquired business units are currently performing their respective Year 2000 efforts at various stages within the four phases enumerated above. The Company plans to have substantially all significant information systems, products and facilities for these acquired businesses in the final phase of the program by the end of the third quarter of 1999.

     The total estimated costs associated with the Company's Year 2000 efforts have been updated to reflect recently acquired business units and estimated costs for calendar year 2000. The revised estimated cost are $19.8 million and include $7.0 million of capitalizable costs, with the remaining costs to be expensed as incurred. The Company has incurred approximately $15.0 million of such costs to date. Substantially all of the remaining estimated costs are expected to be incurred during the remainder of 1999.

     The Company believes that there is low risk with respect to its operations that any internal critical system will not be Year 2000 compliant by the end of 1999. The Company's business operations are also dependent on the Year 2000 readiness of its customers and infrastructure suppliers in areas such as utilities, communications, transportation and other services. In a "reasonably likely worst case" scenario, there could be instances of failure that could cause disruptions in business transaction processes of the Company. The likelihood and effects of failures in infrastructure systems and in the customer and supply chains cannot be estimated, but such a failure could potentially result in a material adverse impact on results of operations, liquidity or financial position of the Company. The Company continues to attempt to assess the Year 2000 compliance and readiness of its material third-party suppliers and customers. Such attempts include written inquiries as to their Year 2000 certification of compliance. As indicated above, contingency plans for suppliers, customers, critical systems and utilities impacted by Year 2000 issues have been developed except for these pertaining to recently acquired businesses for which the anticipated completion is the fourth quarter of 1999. It is anticipated that the contingency plans will be tested throughout the remainder of 1999. These estimates and projections could change as the year 2000 efforts progress.


FORWARD LOOKING STATEMENTS


     Certain of the matters discussed concerning our operations, cash flows, financial position, economic performance, and financial condition, including in particular, the likelihood of our success in developing and expanding our business and the realization of sales from backlog, include forward looking statements within the meaning of section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates" and similar expressions are forward looking statements. Although we believe that these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flow, research and development costs, working capital, capital expenditures and other projections, they are subject to several risks and uncertainties, and therefore, we can give no assurance that these statements will be achieved. Such statements will also be influenced by factors such as our dependence on the defense industry and the business risks peculiar to that industry including changing priorities or reductions in the U.S. government defense budget; our reliance on contracts with a limited number of agencies of, or contractors to, the U.S. government and the possibility of termination of government contracts by unilateral government action or for failure to perform; our extensive use of fixed price contracts as compared to cost plus contracts; our ability to identify future acquisition candidates or to integrate acquired operations; the rapid change of technology in the communication equipment industry; the high level of competition in the communications equipment industry; our introduction of new products into commercial markets or our investments in commercial products; the significant amount of our debt and the restrictions contained in our debt agreements; Year 2000 issues; collective bargaining labor disputes; pension, environmental or legal matters or proceedings and various other market, competition and industry factors, many of which are beyond our control. Investors are cautioned that any such statements are not guarantees of future performance and the actual results or developments may differ materially from the expectations expressed in the forward looking statements.


ITEM 3.


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     See Part II, Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition--Liquidity and Capital Resources--Market Risks", of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 for a discussion of its exposure to market risks. There was no significant change in the Company's market risks during the six months ended June 30, 1999.

                         PART II -- OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 27, 1999, at the Company's annual meeting of Stockholders, the following proposals were acted on:

(1) Four nominees for the Board of Directors were elected to three year terms expiring in 2002, four nominees were elected to two year terms expiring in 2001 and three nominees were elected to one year terms expiring in 2000. The votes were as follows:


                                           FOR        WITHHELD
                                      ------------   ---------
   David J. Brand .................   27,256,683       54,886
   Thomas A. Corcoran .............   27,013,498      298,071
   Alberto M. Finali ..............   27,256,733       54,836
   Eliot M. Fried .................   27,256,633       54,936
   Frank C. Lanza .................   27,256,853       54,716
   Robert V. LaPenta ..............   27,257,198       54,371
   Frank H. Menaker, Jr. ..........   27,257,298       54,271
   Robert M. Millard ..............   27,256,798       54,771
   John E. Montague ...............   27,231,798       79,771
   John M. Shalikashvili ..........   27,256,778       54,791
   Alan H. Washkowitz .............   27,256,798       54,771

(2) The selection of PricewaterhouseCoopers LLP to serve as independent auditors for 1999 was ratified. The votes were as follows:



   For ......................   27,256,555
   Against ..................       16,450
   Abstentions ..............       29,564

(3) The 1999 Long Term Performance Plan was approved. The votes were as follows:

   For ......................   21,447,451
   Against ..................    5,683,277
   Abstentions ..............      174,141
   Broker non-votes .........        6,700

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     *11 L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Share
      27   Financial Data Schedule

----------
  * The information required on this exhibit is presented on Note 9 to the Unaudited Condensed Consolidated Financial Statements as of June 30, 1999 in accordance with the provisions of SFAS No. 128, Earnings Per Share.


  (b) Reports on Form 8-K

      Report filed on May 3, 1999 regarding the acquisition of Aydin
      Corporation.

      Report filed on May 12, 1999 regarding the acquisition of Aydin
      Corporation.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                    L-3 Communications Holdings, Inc. and
                                    L-3 Communications Corporation
                                    -----------------------------------
                                    Registrants


Date: August 16, 1999


                                    /s/ Robert V. LaPenta
                                    -----------------------------------
                                    Name:  Robert V. LaPenta
                                    Title: President and Chief Financial Officer
                                           (Principal Financial Officer)