Form 10-Q
period 1999-09-30
L 3 COMMUNICATIONS HOLDINGS INC; L 3 COMMUNICATIONS CORP
filed 1999-11-15
CIK 1056239, 1039101

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                               ----------------


                                   FORM 10-Q




            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


                Commission file numbers 001-14141 and 333-46983




                       L-3 COMMUNICATIONS HOLDINGS, INC.
                                      AND
                        L-3 COMMUNICATIONS CORPORATION


                       State of incorporation: Delaware
             IRS identification numbers: 13-3937434 and 13-3937436


                               600 Third Avenue
                              New York, NY 10016
                           Telephone: (212) 697-1111



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   X   Yes       No
                                          -----     -----

     There were 32,768,992 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on November 11, 1999.


================================================================================

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                         L-3 COMMUNICATIONS CORPORATION
                         FORM 10-Q QUARTERLY REPORT FOR
                        QUARTER ENDED SEPTEMBER 30, 1999


                        PART I -- FINANCIAL INFORMATION:




                                                                                       PAGE NO.
                                                                                      ---------
ITEM 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of September 30, 1999 and
           December 31, 1998 ........................................................       1

          Condensed Consolidated Statements of Operations for the Three Months and
           Nine Months ended September 30, 1999 and September 30, 1998 ..............     2-3

          Condensed Consolidated Statements of Cash Flows for the Nine Months ended
           September 30, 1999 and September 30, 1998 ................................       4

          Notes to Unaudited Condensed Consolidated Financial Statements ............    5-11

ITEM 2.   Management's Discussion and Analysis of Results of Operations and Financial
           Condition ................................................................   12-19

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk ................      20

                                  PART II -- OTHER INFORMATION:

ITEM 6.   Exhibits and Reports on Form 8-K ..........................................      21

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)




                                                                        SEPTEMBER 30, 1999     DECEMBER 31, 1998
                                                                       --------------------   ------------------
                                                                            (UNAUDITED)
                                ASSETS
Current assets:
 Cash and cash equivalents .........................................        $   70,793            $   26,130
 Contracts in process ..............................................           481,204               351,049
 Deferred income taxes .............................................            23,163                16,591
 Other current assets ..............................................             6,895                11,597
                                                                            ----------            ----------
   Total current assets ............................................           582,055               405,367
                                                                            ----------            ----------
Property, plant and equipment ......................................           182,688               155,712
 Less, accumulated depreciation and amortization ...................            51,249                32,557
                                                                            ----------            ----------
                                                                               131,439               123,155
                                                                            ----------            ----------
Intangibles, primarily cost in excess of net assets acquired, net of
 amortization ......................................................           786,823               669,362
Deferred income taxes ..............................................            54,047                39,139
Other assets .......................................................            45,029                48,373
                                                                            ----------            ----------
   Total assets ....................................................        $1,599,393            $1,285,396
                                                                            ==========            ==========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable, trade ...........................................        $   85,748            $   81,826
 Accrued employment costs ..........................................            66,277                58,380
 Accrued expenses ..................................................            33,590                18,241
 Customer advances .................................................            54,977                45,874
 Accrued interest ..................................................            18,345                 6,698
 Other current liabilities .........................................            51,665                36,515
                                                                            ----------            ----------
   Total current liabilities .......................................           310,602               247,534
                                                                            ----------            ----------
Pension and postretirement benefits ................................           116,617               114,293
Other liabilities ..................................................            20,263                18,595
Long-term debt .....................................................           605,000               605,000
Commitments and contingencies
Shareholders' equity:
 Common stock $.01 par value; authorized 100,000,000 shares,
   issued and outstanding 32,742,431 and 27,402,429 shares .........           479,956               264,769
 Retained earnings .................................................            80,490                44,856
 Equity adjustments ................................................           (13,535)               (9,651)
                                                                            ----------            ----------
Total shareholders' equity .........................................           546,911               299,974
                                                                            ----------            ----------
   Total liabilities and shareholders' equity ......................        $1,599,393            $1,285,396
                                                                            ==========            ==========

           See notes to condensed consolidated financial statements.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)




                                                   THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                              -----------------------------
                                                   1999            1998
                                              -------------   -------------
Sales .....................................     $ 382,356       $ 291,312
Costs and expenses ........................       339,516         261,244
                                                ---------       ---------
Operating income ..........................        42,840          30,068
Interest and other income .................           636             711
Interest expense ..........................        15,266          13,584
                                                ---------       ---------
Income before income taxes ................        28,210          17,195
Provision for income taxes ................        10,861           6,728
                                                ---------       ---------
Net income ................................     $  17,349       $  10,467
                                                =========       =========
Earnings per common share:
 Basic ....................................     $    0.53       $    0.38
                                                =========       =========
 Diluted ..................................     $    0.51       $    0.37
                                                =========       =========
Weighted average common shares outstanding:
 Basic ....................................        32,650          27,364
                                                =========       =========
 Diluted ..................................        34,222          28,663
                                                =========       =========

           See notes to condensed consolidated financial statements.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)




                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                              -----------------------------
                                                   1999            1998
                                              -------------   -------------
Sales .....................................     $ 972,350       $ 708,300
Costs and expenses ........................       872,194         644,681
                                                ---------       ---------
Operating income ..........................       100,156          63,619
Interest and other income .................         3,465           2,287
Interest expense ..........................        45,680          35,230
                                                ---------       ---------
Income before income taxes ................        57,941          30,676
Provision for income taxes ................        22,307          11,986
                                                ---------       ---------
Net income ................................     $  35,634       $  18,690
                                                =========       =========
Earnings per common share:
 Basic ....................................     $    1.12       $    0.78
                                                =========       =========
 Diluted ..................................     $    1.06       $    0.75
                                                =========       =========
Weighted average common shares outstanding:
 Basic ....................................        31,885          23,870
                                                =========       =========
 Diluted ..................................        33,465          25,044
                                                =========       =========

           See notes to condensed consolidated financial statements.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                  (UNAUDITED)




                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                    ---------------------------
                                                                        1999           1998
                                                                    ------------   ------------
OPERATING ACTIVITIES:
Net income ......................................................    $   35,634     $   18,690
Depreciation and amortization ...................................        40,380         26,651
Amortization of deferred debt issue costs .......................         2,918          1,805
Deferred income tax provision ...................................        18,011         11,611
Other noncash items .............................................         5,395             --
Changes in operating assets and liabilities, net of amounts
 acquired:
 Contracts in process ...........................................       (54,910)       (12,723)
 Accounts payable and accrued expenses ..........................         1,181         22,373
 Customer advances ..............................................         7,412        (18,376)
 Pension and postretirement benefits ............................         1,884            135
 All other operating activities .................................         2,287         (1,973)
                                                                     ----------     ----------
Net cash from operating activities ..............................        60,192         48,193
                                                                     ----------     ----------
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired .................      (211,393)      (412,526)
Proceeds from net assets held for sale ..........................            --          6,653
Capital expenditures ............................................       (15,758)       (12,691)
Disposition of property, plant and equipment ....................         6,138          1,029
Other investing activities ......................................         4,777           (300)
                                                                     ----------     ----------
Net cash (used in) investing activities .........................      (216,236)      (417,835)
                                                                     ----------     ----------
FINANCING ACTIVITIES:
Repayment of borrowings under term loan facilities ..............            --       (172,000)
Borrowings under revolving credit facility ......................        74,700        271,800
Repayment of borrowings under revolving credit facility .........       (74,700)      (116,800)
Proceeds from sale of 8 1/2% senior subordinated notes ..........            --        180,000
Proceeds from sale of common stock, net .........................       201,582        139,500
Other financing activities ......................................          (875)        (4,645)
                                                                     ----------     ----------
Net cash from financing activities ..............................       200,707        297,855
                                                                     ----------     ----------
Net increase (decrease) in cash .................................        44,663        (71,787)
Cash and cash equivalents, beginning of the period ..............        26,130         77,474
                                                                     ----------     ----------
Cash and cash equivalents, end of the period ....................    $   70,793     $    5,687
                                                                     ==========     ==========

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


2. COMMON STOCK OFFERING

     On February 4, 1999, Holdings sold 5.0 million shares of common stock in a public offering for $42.00 per share (the "February 1999 Common Stock Offering") representing 15.4% of Holdings outstanding common stock immediately after the February 1999 Common Stock Offering. The net proceeds to Holdings from the February 1999 Common Stock Offering amounted to $201.5 million and were contributed to L-3 Communications. In addition, 6.5 million shares were sold in the February 1999 Common Stock Offering by the Lehman Brothers Capital Partners III, LLP and its affiliates ("the Lehman Partnership") and Lockheed Martin Corporation ("Lockheed Martin"), after which the Lehman Partnership owned 24.7% and Lockheed Martin owned 7.1% of the outstanding shares of Holdings' common stock. In October 1999, Lockheed Martin sold its remaining interest in Holdings' common stock.


3. ACQUISITIONS

     On August 13, 1998, the Company purchased all of the outstanding stock of SPD Technologies, Inc. ("SPD") for $238,325 of cash including expenses, net of cash acquired. On February 5, 1998, March 4, 1998 and March 30, 1998 the Company purchased the assets of the Satellite Transmission Systems division ("STS") of California Microwave, Inc., ILEX Systems ("ILEX") and Ocean Systems business ("Ocean Systems") of AlliedSignal, Inc. for cash of $26,572, $51,930 and $68,845, respectively. SPD, STS, ILEX and Ocean Systems, collectively comprise the "1998 Acquisitions". All of the acquisitions have been accounted for as purchase business combinations and are included in the Company's results of operations from their effective dates. In August 1999, the Company issued 150,955 shares of common stock as additional consideration for the ILEX acquisition that was based on the post-acquisition performance of ILEX for 1998 and was recorded as a $6,434 credit to additional paid-in-capital.

     On January 8, 1999 the Company acquired all of the outstanding common stock of Microdyne Corporation ("Microdyne") for $94,228 in cash, including expenses and the repayment of assumed debt, net of cash acquired. On April 16, 1999, the Company acquired all of the outstanding common stock of Aydin Corporation ("Aydin") for $59,864 in cash, including expenses, net of cash acquired. On June 30, 1999, the Company acquired all the outstanding common stock of Interstate Electronics Corporation ("IEC") of Scott Technologies Inc. for $44,804 in cash including expenses, subject to adjustment based on closing date net worth, as defined. Collectively, the acquisitions of Microdyne, Aydin and IEC comprise the "1999 Acquisitions".

     Had the 1999 Acquisitions and the related financing transactions, occurred on January 1, 1999, the unaudited pro forma sales, operating income, net income and diluted earnings per common share for the nine months ended September 30, 1999 would have been $1,024,300, $103,600, $38,600 and $1.13, respectively. Had the 1998 Acquisitions and the 1999 Acquisitions and the related financing transactions occurred on January 1, 1998, the unaudited pro forma sales, operating income, net income (loss) and diluted earnings (loss) per share for the nine months ended September 30, 1998 would have been $993,700, $37,600, ($12,500) and ($0.39), respectively. The pro forma results are based on various assumptions and are not necessarily indicative of the result of operations that would have occurred had the 1998 Acquisitions and the 1999 Acquisitions, and the related financing transactions occurred on January 1, 1998.

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


4. CONTRACTS IN PROCESS


The components of contracts in process are presented below.




                                                           SEPTEMBER 30, 1999     DECEMBER 31, 1998
                                                          --------------------   ------------------
   Billed contract receivables ........................        $ 116,328             $ 100,234
   Unbilled contract receivables ......................          138,262                69,361
   Other billed receivables, principally commercial and
    affiliates ........................................          101,269                81,372
   Inventoried costs ..................................          168,198               130,350
                                                               ---------             ---------
                                                                 524,057               381,317
   Less unliquidated progress payments ................          (42,853)              (30,268)
                                                               ---------             ---------
    Contracts in process ..............................        $ 481,204             $ 351,049
                                                               =========             =========

5. DEBT


Long term debts consist of:




                                                           SEPTEMBER 30, 1999     DECEMBER 31, 1998
                                                          --------------------   ------------------
   10 3/8% Senior Subordinated Notes due 2007 .........         $225,000              $225,000
   8 1/2% Senior Subordinated Notes due 2008 ..........          180,000               180,000
   8% Senior Subordinated Notes due 2008 ..............          200,000               200,000
                                                                --------              --------
    Total debt ........................................          605,000               605,000
   Less current portion ...............................               --                    --
                                                                --------              --------
    Long-term debt ....................................         $605,000              $605,000
                                                                ========              ========


     Available borrowings under the Revolving Credit Facility and the Revolving 364 Day Credit Facility at September 30, 1999 were $125,584 and $200,000, respectively, after reductions for outstanding letters of credit of $74,416, and $0, respectively. In July 1999, the Revolving 364-Day Credit Facility was renewed for an additional 364 days and will expire on August 10, 2000, at which time the Company may exercise an option to convert any or all of the borrowings outstanding thereunder into term loans which fully amortize over a two year period beginning March 31, 2001.

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




                                                          SEPTEMBER 30, 1999     DECEMBER 31, 1998
                                                         --------------------   ------------------
   Common stock, $0.1 par value; 100 shares authorized
    and outstanding ..................................        $      --              $     --
   Additional paid in capital ........................          479,956               264,769
   Retained earnings .................................           80,490                44,856
   Accumulated other comprehensive loss ..............          (13,535)               (9,651)
                                                              ---------              --------
   Total shareholders' equity ........................        $ 546,911              $299,974
                                                              =========              ========


     The increase in additional paid-in capital at September 30, 1999 reflects the contribution to L-3 Communications from Holdings of the $201,500 of net proceeds from the February 1999 Common Stock Offering.


7. STOCK OPTIONS


     On September 1, 1999 and January 19, 1999, Holdings granted to certain of its employees options to purchase 152,500 and 414,150 shares of its common stock at exercise prices of $39.69 and $40.50, respectively.


8. COMPREHENSIVE INCOME


     For the nine months ended September 30, 1999, comprehensive income was $31,750 and was comprised of net income of $35,634 and other comprehensive losses of $1,740 and $2,144, respectively, relating to foreign currency translations and unrealized losses on investments. For the nine months ended September 30, 1998, net comprehensive income was $19,038 and was comprised of net income of $18,690 and other comprehensive income of $348 relating to foreign currency translations.

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




                                                   NINE MONTHS ENDED        THREE MONTHS ENDED
                                                     SEPTEMBER 30,             SEPTEMBER 30,
                                               ------------------------- -------------------------
                                                   1999         1998         1999         1998
                                               ------------ ------------ ------------ ------------
Basic:
 Net income ..................................  $  35,634    $  18,690    $  17,349    $  10,467
 Weighted average common
   shares outstanding ........................     31,885       23,870       32,650       27,364
                                                ---------    ---------    ---------    ---------
 Basic earnings per share ....................  $    1.12    $    0.78    $    0.53    $    0.38
                                                =========    =========    =========    =========
Diluted:
 Net income ..................................  $  35,634    $  18,690    $  17,349    $  10,467
                                                ---------    ---------    ---------    ---------
 Common and potential common shares:
   Weighted average common
    share outstanding ........................     31,885       23,870       32,650       27,364
   Assumed exercise of stock options .........      3,249        2,802        3,281        2,883
   Assumed purchase of common shares
    for treasury .............................     (1,669)      (1,628)      (1,709)      (1,584)
                                                ---------    ---------    ---------    ---------
 Common and potential common shares ..........     33,465       25,044       34,222       28,663
                                                =========    =========    =========    =========
 Diluted earnings per share ..................  $    1.06    $    0.75    $    0.51    $    0.37
                                                =========    =========    =========    =========

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


11. SUPPLEMENTAL CASH FLOW INFORMATION



                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                               ------------------------
                                                                   1999         1998
                                                               -----------   ----------
   Interest paid ...........................................    $ 30,611      $19,828
   Income taxes paid .......................................       4,385          203
   Noncash transactions:
     Contribution in common stock to savings plan ..........       5,395           --
     Common stock issued related to an acquisition .........       6,434           --

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


     The Company evaluates the performance of its operating divisions and reportable segments based on sales and operating income. The table below presents sales and operating income by reportable segment for the nine-month periods ended September 30, 1999 and 1998 and assets by reportable segment as of September 30, 1999 and December 31, 1998. Previously reported segment information has been restated to conform to the current period presentation of the Company's reportable segments.




                                           SECURE       SPECIALIZED                ELIMINATION OF
                                       COMMUNICATION   COMMUNICATION                INTERSEGMENT   CONSOLIDATED
                                          SYSTEMS         PRODUCTS     CORPORATE       SALES          TOTAL
                                      --------------- --------------- ----------- --------------- -------------
Nine Months Ended September 30, 1999:
 Sales ..............................     $385,387       $  591,248                  $ (4,285)     $  972,350
 Operating income ...................       33,788           66,368                        --         100,156
Nine Months Ended September 30, 1998:
 Sales ..............................      344,758          368,199                    (4,657)        708,300
 Operating income ...................       30,301           33,318                                    63,619
Assets as of:
 September 30, 1999 .................      426,672        1,055,740    $116,981                     1,599,393
 December 31, 1998 ..................      368,891          797,469     119,036                     1,285,396

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


     In September 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value and is effective for all quarters of fiscal years beginning after September 15, 2000. The Company does not expect SFAS 133 to have a material impact on its financial position.

ITEM 2.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


GENERAL

     L-3 Communications Holdings, Inc. and its subsidiaries ("Holdings", "L-3" or "the Company") is a leading merchant supplier of sophisticated secure communication systems and specialized communication products. These systems and products are critical elements of virtually all major communication, command and control, intelligence gathering and space systems. Holdings has no other assets or liabilities and conducts no other operations other than through its wholly owned subsidiary, L-3 Communications Corporation ("L-3 Communications"). The Company's customers include the DoD, certain U.S. government intelligence agencies, major aerospace and defense contractors, foreign governments and commercial customers. The Company has two reportable segments, Secure Communication Systems and Specialized Communication Products.

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

     1999 Acquisitions. On January 8, 1999 the Company acquired all of the outstanding common stock of Microdyne Corporation ("Microdyne") for $94.2 million in cash, including expenses and the repayment of assumed debt, net of cash acquired. The Company financed the Microdyne acquisition using cash on hand and borrowings under the Company's Senior Credit Facilities, which were subsequently repaid during the first quarter of 1999. On April 16, 1999, the Company acquired all of the outstanding common stock of Aydin Corporation ("Aydin") for $59.9 million, in cash, including expenses, net of cash acquired. On June 30, 1999, the Company acquired all of the outstanding common stock of Interstate Electronics Corporation ("IEC") of Scott Technologies Inc. for $44.8 million in cash, including expenses, and is subject to adjustment based on closing date net worth, as defined. The Aydin and IEC acquisitions were financed using cash on hand. Collectively, the acquisitions of Microdyne, Aydin and IEC comprise the "1999 Acquisitions." See proforma disclosures in Note 3 to the financial statements.


RESULTS OF OPERATIONS

     The following information should be read in conjunction with the Condensed Consolidated Financial Statements as of September 30, 1999, which reflect the results of operations of the Company's acquisitions from their respective effective dates. Accordingly, the results of operations for the nine months ended September 30, 1999 and 1998 are significantly affected by the timing of those acquisitions. The tables below provide selected statement of operations data for the Company for the three-month period ended September 30, 1999 ("the 1999 Third Quarter") and the three-month period ended September 30, 1998 ("the 1998 Third Quarter") and for the nine-month period ended September 30, 1999 ("the 1999 Nine Month Period") and nine-month period ended September 30, 1998 ("the 1998 Nine Month Period").


 THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998




                                                                        THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                     ------------------------
                                                                         1999         1998
                                                                     ------------ -----------
                                                                          (in millions)
Sales(1):
 Secure Communication Systems ......................................  $   141.4    $  121.3
 Specialized Communication Products ................................      241.0       170.0
                                                                      ---------    --------
   Total ...........................................................  $   382.4    $  291.3
                                                                      =========    ========
Operating income:
 Secure Communication Systems ......................................  $    11.7    $   11.6
 Specialized Communication Products ................................       31.1        18.5
                                                                      ---------    --------
   Total ...........................................................  $    42.8    $   30.1
                                                                      =========    ========
Depreciation and amortization expenses included in operating income:
 Secure Communication Systems ......................................  $     4.5    $    3.4
 Specialized Communication Products ................................        9.5         7.1
                                                                      ---------    --------
   Total ...........................................................  $    14.0    $   10.5
                                                                      =========    ========
EBITDA(2):
 Secure Communication Systems ......................................  $    16.2    $   15.0
 Specialized Communication Products ................................       40.6        25.6
                                                                      ---------    --------
   Total ...........................................................  $    56.8    $   40.6
                                                                      =========    ========

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

     Sales increased $91.1 million to $382.4 million in the 1999 Third Quarter compared with $291.3 million in the 1998 Third Quarter, and was comprised of growth in sales of $20.1 million for the Secure

Communication systems segment and of $71.0 million for the Specialized Communication Products segment. Operating income increased $12.7 million to $42.8 million, and operating income as a percentage of sales ("operating margin") improved to 11.2% from 10.3% for the reasons described below under the reportable segments discussion. Depreciation and amortization expenses increased $3.5 million to $14.0 million, reflecting increased goodwill amortization associated with acquisitions and additional depreciation related to capital expenditures. EBITDA increased $16.2 million to $56.8 million. EBITDA as a percentage of sales ("EBITDA margin") improved to 14.9% from 13.9%. Basic earnings per common share ("EPS") and diluted EPS grew 39.5% to $0.53 and 37.8% to $0.51, respectively. Basic weighted-average common shares outstanding and diluted weighted-average common shares outstanding increased 19.3% and 19.4%, respectively, principally because of the 5.0 million shares of common stock issued during the Company's public offering in February 1999 (the "February 1999 Common Stock Offering").


     Sales of Secure Communication Systems segment increased $20.1 million or 16.6% to $141.4 million in the 1999 Third Quarter compared with the 1998 Third Quarter. Operating income increased $0.1 million to $11.7 million. Operating margin declined to 8.3% from 9.6%. The increase in sales was primarily attributable to the Microdyne acquisition and increased sales on the U-2 Support Program and secure telephone equipment (STE), partially offset by lower sales of communication subsystems for the International Space Station (ISS) consistent with the scheduled phasedown of this program. The decline in operating margin were principally attributable to lower operating margins for the Microdyne acquired businesses and costs incurred for network security systems, which were partially offset by improved margins on (i) high data rate communication systems arising from cost reductions and operating efficiencies and (ii) STE arising primarily from volume increases. EBITDA increased $1.2 million to $16.2 million and EBITDA margin declined to 11.5% from 12.4%. The changes in EBITDA and EBITDA margin were attributable to the items affecting operating income and operating margin.


     Sales of the Specialized Communication Products segment increased $71.0 million or 41.8% to $241.0 million in the 1999 Third Quarter compared with the 1998 Third Quarter. Operating income increased $12.6 million to $31.1 million and operating margin improved to 12.9% from 10.9%. The increase in sales was principally attributable to the IEC and Aydin acquisitions and volume increases on ocean products, primarily for power distribution, control and conversion systems for both military and commercial applications, and space and satellite control products. These sales gains were partially offset by lower sales volume on microwave components and decreased shipments of displays and antenna products. The increase in operating margin was principally attributable to improved margins on ocean products attributable to volume increases and cost reductions, partially offset by lower margins from the IEC and Aydin acquired businesses and on microwave components, displays and antenna products attributable to declines in sales. EBITDA increased $15.0 million to $40.6 million and EBITDA margin improved to 16.8% from 15.1%. The increases in EBITDA and EBITDA margin were primarily attributable to the items affecting the trends in operating income.


     Interest expense, net of interest and other income, increased $1.8 million to $14.6 million in 1999 Third Quarter and was attributable to higher average outstanding debt during the 1999 Third Quarter compared with the 1998 Third Quarter principally because of the $200.0 million of senior subordinated notes sold by the Company in December 1998. The income tax provision for the 1999 Third Quarter reflects the Company's estimated effective income tax rate for 1999 of 38.5%, compared with the effective tax rate of 39.0% for the 1998 Third Quarter. The decrease in the effective tax rate was principally attributable to additional research and experimentation credits partially offset by an increase in non-deductible amortization expense for costs in excess of net assets acquired for certain acquisitions.

 NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER
    30, 1998




                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                     ------------------------
                                                                         1999         1998
                                                                     ------------ -----------
                                                                          (in millions)
Sales(1):
 Secure Communication Systems ......................................  $   384.4    $  344.5
 Specialized Communication Products ................................      588.0       363.8
                                                                      ---------    --------
   Total ...........................................................  $   972.4    $  708.3
                                                                      =========    ========
Operating income:
 Secure Communication Systems ......................................  $    33.5    $   30.3
 Specialized Communication Products ................................       66.6        33.3
                                                                      ---------    --------
   Total ...........................................................  $   100.1    $   63.6
                                                                      =========    ========
Depreciation and amortization expenses included in operating income:
 Secure Communication Systems ......................................  $    13.7    $   11.1
 Specialized Communication Products ................................       26.7        15.6
                                                                      ---------    --------
   Total ...........................................................  $    40.4    $   26.7
                                                                      =========    ========
EBITDA:
 Secure Communication Systems ......................................  $    47.2    $   41.4
 Specialized Communication Products ................................       93.3        48.9
                                                                      ---------    --------
   Total ...........................................................  $   140.5    $   90.3
                                                                      =========    ========

----------
(1) Sales are after intersegment eliminations. See Note 12 to the Unaudited Condensed Consolidated Financial Statements.

     Sales increased $264.1 million to $972.4 million in the 1999 Nine Month Period compared with $708.3 million in the 1998 Nine Month Period and was comprised of growth in sales of $39.9 million for the Secure Communication Systems segment and of $224.2 million for the Specialized Communication Products segment. Operating income increased $36.5 million to $100.1 million, and operating income as a percentage of sales ("operating margin") improved to 10.3% from 9.0% for the reasons described below under the reportable segments discussion. Depreciation and amortization expenses increased $13.7 million to $40.4 million, reflecting increased goodwill amortization associated with acquisitions and additional depreciation related to capital expenditures. EBITDA increased $50.2 million to $140.5 million. EBITDA as a percentage of sales ("EBITDA margin") improved to 14.4% from 12.7%. Basic earnings per common share ("EPS") and diluted EPS grew 43.6% to $1.12 and 41.3% to $1.06, respectively. Both basic weighted-average common shares outstanding and diluted weighted-average common shares outstanding increased 33.6% principally because of the timing of the shares of common stock issued in connection with the Company's Initial Public Offering (IPO) in May 1998 and the February 1999 Common Stock Offering.

     Sales of Secure Communication Systems segment increased $39.9 million or 11.6% to $384.4 million in the 1999 Nine Month Period compared with the 1998 Nine Month Period. Operating income increased $3.2 million to $33.5 million. Operating margin decreased to 8.7% from 8.8%. The increase in sales was primarily attributable to the Microdyne acquisition and increased sales on the U-2 Support Program and STE, partially offset by lower sales of certain high data rate communication systems and the communication subsystems for ISS consistent with the scheduled phasedown of these programs. The decline in operating margin was principally attributable to lower margins from the Microdyne acquired businesses and costs incurred for network security systems, that were partially offset by improved margins on (i) military communication systems and high data rate communication systems arising from cost reductions and operating efficiencies and (ii) STE arising primarily from volume increases. EBITDA increased

$5.8 million to $47.2 million and EBITDA margin improved to 12.3% from 12.0%. The increases in EBITDA and EBITDA margin were primarily attributable to the items affecting the trends in operating income.


     Sales of the Specialized Communication Products segment increased $224.2 million or 61.6% to $588.0 million in the 1999 Nine Month Period compared with the 1998 Nine Month Period. Operating income increased $33.3 million to $66.6 million and operating margin improved to 11.3% from 9.2%. The increase in sales was principally attributable to the timing of the SPD, Aydin, IEC and Ocean Systems acquisitions and volume increases on commercial aviation recorders and ocean products, primarily for power distribution, control and conversion systems for both military and commercial applications, and space and satellite control products. These sales gains were partially offset by lower sales volume on microwave components and decreased shipments of displays and antenna products. The increase in operating margin was principally attributable to improved margins on ocean products and aviation recorders attributable to volume increases and cost reductions and higher margins from the SPD acquired business which was included in the results of operations in the 1998 Nine Month Period for three months. These operating margin improvements were partially offset by lower operating margins for the Aydin and IEC acquired businesses, and lower margins on microwave components and antenna products principally attributable to declines in sales. EBITDA increased $44.4 million to $93.3 million and EBITDA margin improved to 15.9% from 13.4%. The increases in EBITDA and EBITDA margin were primarily attributable to the items affecting the trends in operating income and operating margin.


     Interest expense, net of interest and other income, increased $9.3 million to $42.2 million in the 1999 Nine Month Period principally because of higher average outstanding debt during the 1999 Nine Month Period compared with the 1998 Nine Month Period. Interest and other income for the 1999 Nine Month Period includes $0.4 million for a gain recognized on the sale of a business. The income tax provision for the 1999 Nine Month Period reflects the Company's estimated effective income tax rate for 1999 of 38.5%, compared with the effective tax rate of 39.0% for the 1998 Nine Month Period. Also see discussion under "Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998" above.


LIQUIDITY AND CAPITAL RESOURCES


BALANCE SHEET


     Contracts in process increased $130.2 million in the 1999 Nine Month Period, of which $94.8 million of the balance at September 30, 1999 was related to businesses acquired during the 1999 Nine Month Period. The remaining increase was principally from (i) increases in unbilled receivables arising from an increase in programs entering the production phase wherein unbilled costs and profits generally exceed progress payments received from the customers until contract shipments are completed and (ii) investments in inventory for production on certain programs and products in advance of sales expected to occur in the fourth quarter of 1999 and the first half of 2000. The increases in property, plant and equipment, intangibles, accounts payable, accrued expenses and other current liabilities were principally related to the 1999 Acquisitions. During the 1999 Third Quarter the Company issued 150,955 shares of common stock, recorded as a credit to additional paid-in-capital for $6.4 million, as additional consideration for the ILEX acquisition that was based on post-acquisition performance of ILEX for 1998.


STATEMENT OF CASH FLOWS

     The following table provides cash flow statement data for the 1999 and 1998 Nine Month Periods:




                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                       ------------------------
                                                           1999         1998
                                                       -----------   ----------
                                                            (in millions)
   Net cash from operating activities ..............    $   60.2      $   48.2
   Net cash (used in) investing activities .........      (216.2)       (417.8)
   Net cash from financing activities ..............       200.7         297.9

OPERATING ACTIVITIES

     During the 1999 Nine Month Period, L-3 generated $60.2 million of cash from its operating activities, an increase of $12.0 million compared with the 1998 Nine Month Period. Earnings plus noncash costs and expenses and the deferred portion of the income tax provision increased $43.5 million to $102.3 million from $58.8 million for the 1998 Nine Month Period because of growth in the Company's level of operations. Cash from operating activities for the 1999 Nine Month Period includes a net increase in operating assets and liabilities of $42.1 million compared with $10.6 million for the 1998 Nine Month Period. The increase was principally related to the greater working capital requirements primarily in contracts in process arising from the Company's sales growth. Also, see discussions under "Results of Operations" and "--Balance Sheet" above.


INVESTING ACTIVITIES

     Since L-3's formation in April 1997, the Company has actively pursued its acquisition strategy. In the 1999 Nine Month Period, the Company invested $211.4 million in acquisitions primarily for the purchases of the Microdyne, Aydin and IEC businesses. The Company also received net proceeds of $4.8 million for the sale of a business in June 1999.

     The Company makes capital expenditures for improvement of manufacturing facilities and equipment. The increase in capital expenditures for the 1999 Nine Month Period compared with the 1998 Nine Month Period was principally attributable to capital expenditures for the acquired businesses. The Company expects that its capital expenditures for 1999 will be approximately $30.0 million.


FINANCING ACTIVITIES

     On February 4, 1999, Holdings sold 5.0 million shares of common stock in an offering for $42.00 per share representing 15.4% of Holdings' common stock immediately after the offering. In addition, 6.5 million shares were sold by Lehman Brothers Capital Partners III, LLP and its affiliates ("the Lehman Partnership") and Lockheed Martin Corporation ("Lockheed Martin"), immediately after which the Lehman Partnership owned 24.7% and Lockheed Martin owned 7.1% of the outstanding shares of Holdings' common stock. In October 1999, Lockheed Martin sold its remaining ownership interest in Holdings' common stock through a private transaction. The net proceeds to Holdings from the February 1999 Common Stock Offering amounted to $201.5 million and were contributed to the Company. The net proceeds were principally used to finance the acquisitions of Microdyne, Aydin and IEC.

     On March 3, 1999, the Senior Credit Facilities were amended to increase the Company's revolving credit facilities thereunder by $15.0 million to $400.0 million. The $200.0 million 364 Day Revolving Credit Facility, which is included in the revolving credit facilities, was renewed for one additional 364-day period in July 1999 and will expire on August 10, 2000 at which time the Company may exercise an option to convert any or all of the borrowings outstanding thereunder into term loans which fully amortize over a two year period beginning March 31, 2001.

     At September 30, 1999, the Company's cash balance was $70.8 million and there were no borrowings outstanding under the revolving credit facilities. The available borrowings under the revolving credit facilities were $325.6 million after reductions for outstanding letters of credit of $74.4 million.

     The Senior Credit Facilities and the Senior Subordinated Notes contain financial covenants which remain in effect so long as any amount is owed or any commitment to lend exists thereunder. As of September 30, 1999, L-3 Communications had been in compliance with these covenants at all times. The borrowings under the Senior Credit Facilities are guaranteed by Holdings and by substantially all of the Company's subsidiaries. The payments of principal and premium, if any, and interest on the Senior Subordinated Notes are unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by substantially all of the Company's subsidiaries, all of which are wholly owned.

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

     In September 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not expect that the impact of SFAS 133, which is effective for all quarters of fiscal years beginning after September 15, 2000, will be material to the Company's financial position.


YEAR 2000

     The inability of business processes to continue to function correctly after the beginning of the Year 2000 could have serious adverse effects on companies and entities throughout the world. Because the Company's business units operate autonomously, each business unit has undertaken an effort to identify and mitigate Year 2000 issues related to their information systems, products, facilities, suppliers and customers. Therefore, the Company's Year 2000 effort is a composite of its business units' Year 2000 efforts, coordinated through a Company wide program instituted to oversee, guide and track each business unit's Year 2000 efforts and to facilitate Company-wide communications regarding Year 2000 methods.

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

     The substantial majority of the business units of the Company have completed the four phases of the program with limited follow-on activity remaining. The remaining business units of the Company which include the recently completed acquisitions of Microdyne, Aydin and IEC have been integrated into the Company's Year 2000 efforts. With the exception of the Aydin Yasilim business unit located in Turkey, all of these acquired business units are in the final phase of the program. The Company plans to have substantially all significant information systems, products and facilities for the acquired businesses completed during the fourth quarter of 1999. Although Aydin Yasilim is behind schedule, it is working on completing the program for substantially all of its significant information systems, products and facilities by the end of the fourth quarter of 1999.

     The total estimated costs associated with the Company's Year 2000 efforts have been updated to reflect recently acquired business units and estimated costs for calendar year 2000. The revised estimated cost are $20.3 million and include $6.6 million of capitalizable costs, with the remaining costs to be expensed as incurred. The Company has incurred approximately $17.1 million of such costs to date. Substantially all of the remaining estimated costs are expected to be incurred during the remainder of 1999.

     The Company believes that there is low risk with respect to its operations that any internal critical system will not be Year 2000 compliant by the end of 1999. The Company's business operations are also dependent on the Year 2000 readiness of its customers and infrastructure suppliers in areas such as utilities, communications, transportation and other services. In a "reasonably likely worst case" scenario, there could be instances of failure that could cause disruptions in business transaction processes of the Company. The likelihood and effects of failures in infrastructure systems and in the customer and supply chains cannot be estimated, but such a failure could potentially result in a material adverse impact on results of operations, liquidity or financial position of the Company. The Company continues to attempt to assess the Year 2000 compliance and readiness of its material third-party suppliers and customers. Such attempts include written inquiries as to their Year 2000 certification of compliance. As indicated above, contingency plans for suppliers, customers, critical systems and utilities impacted by Year 2000 issues have been developed except for those pertaining to recently acquired businesses for which the anticipated completion is the fourth quarter of 1999. It is anticipated that the contingency plans will be tested or rehearsed throughout the remainder of 1999. These estimates and projections could change as the year 2000 efforts progress.


FORWARD LOOKING STATEMENTS

     Certain of the matters discussed concerning our operations, cash flows, financial position, economic performance, and financial condition, including in particular, the likelihood of our success in developing and expanding our business and the realization of sales from backlog, include forward looking statements within the meaning of section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates" and similar expressions are forward looking statements. Although we believe that these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flow, research and development costs, working capital, capital expenditures and other projections, they are subject to several risks and uncertainties, and therefore, we can give no assurance that these statements will be achieved. Such statements will also be influenced by factors such as our dependence on the defense industry and the business risks peculiar to that industry including changing priorities or reductions in the U.S. government defense budget; our reliance on contracts with a limited number of agencies of, or contractors to, the U.S. government and the possibility of termination of government contracts by unilateral government action or for failure to perform; the ability to obtain or the timing of obtaining future government contracts; the availability of government funding and customer requirements; economic conditions, competitive environment, international business and political conditions, timing of international awards and contracts; our extensive use of fixed price contracts as compared to cost plus contracts; our ability to identify future acquisition candidates or to integrate acquired operations; the rapid change of technology in the communication equipment industry; the high level of competition in the communications equipment industry; our introduction of new products into commercial markets or our investments in commercial products or companies; the significant amount of our debt and the restrictions contained in our debt agreements; Year 2000 issues; collective bargaining labor disputes; pension, environmental or legal matters or proceedings and various other market, competition and industry factors, many of which are beyond our control. Investors are cautioned that any such statements are not guarantees of future performance and the actual results or developments may differ materially from the expectations expressed in the forward looking statements.


     As for the forward-looking statements that relate to future financial results and other projections, actual results will be different due to the inherent nature of projections and may be better or worse than projected. Given these uncertainties, you should not place any reliance on these forward-looking statements. These forward-looking statements also represent our estimates and assumptions only as of the date that they were made. We expressly disclaim a duty to provide updates to these forward-looking statements, and the estimates and assumptions associated with them, after the date of this filing to reflect events or circumstances or changes in expectations or the occurrence of anticipated events.


ITEM 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     See Part II, Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition--Liquidity and Capital Resources--Market Risks", of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 for a discussion of its exposure to market risks. There was no significant change in the Company's market risks during the nine months ended September 30, 1999.

                          PART II--OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K


     (a) Exhibits

         *11       L-3 Communications Holdings, Inc. Computation of Basic
                   Earnings Per Share and Diluted Earnings Per Share
          27       Financial Data Schedule

     (b) Reports on Form 8-K

      None.


   ----------
   * The information required on this exhibit is presented on Note 9 to the Unaudited Condensed Consolidated Financial Statements as of September 30, 1999 in accordance with the provisions of SFAS No. 128, Earnings Per Share.


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


L-3 Communications Holdings, Inc. and
L-3 Communications Corporation


Registrants


Date: November 12, 1999

/s/ Robert V. LaPenta
------------------------------------------------
    Name: Robert V. LaPenta
    Title: President and Chief Financial Officer
    (Principal Financial Officer)