Form 10-K
period 1999-12-31
L 3 COMMUNICATIONS HOLDINGS INC; L 3 COMMUNICATIONS CORP
filed 2000-03-31
CIK 1056239, 1039101

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     For the fiscal year ended December 31, 1999

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from    to

                Commission file numbers 001-14141 and 333-46983
                        L-3 COMMUNICATIONS HOLDINGS, INC.
                         L-3 COMMUNICATIONS CORPORATION
           (Exact names of registrants as specified in their charters)



             DELAWARE                             13-3937434 AND 13-3937436
   (State or other jurisdiction of         (I.R.S. Employer Identification Nos.)
    incorporation or organization)
 600 THIRD AVENUE, NEW YORK, NEW YORK                    10016
(Address of principal executive offices)               (Zip Code)

                                 (212) 697-1111
                               (Telephone number)
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                               TITLE OF EACH CLASS
                     Common stock, par value $0.01 per share
                   NAME OF EACH EXCHANGE ON WHICH REGISTERED:
                             New York Stock Exchange
           Securities registered pursuant to section 12(g) of the Act:
                                      None.


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [X] Yes    [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     There were 32,900,408 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on March 29, 2000. The aggregate market value of the L-3 Communications Holdings, Inc. voting stock held by non-affiliates of the registrant as of March 29, 2000 was approximately $1,114.4 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement to be filed with Securities and Exchange Commission ("SEC") pursuant to Regulation 14A relating to the registrant's Annual Meeting of Shareholders, to be held on April 25, 2000, will be incorporated by reference in Part III of this Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the registrant's fiscal year ended December 31, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        L-3 COMMUNICATIONS HOLDINGS, INC.
                         L-3 COMMUNICATIONS CORPORATION

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999



                                                                                 PAGE
                                                                                 ----
PART I
 Item 1:  Business .............................................................   1
 Item 2:  Properties ...........................................................  18
 Item 3:  Legal Proceedings ....................................................  18
 Item 4:  Submission of Matters to a Vote of Security Holders ..................  18
PART II
 Item 5:  Market for the Registrant's Common Equity and Related Stockholder
           Matters .............................................................  19
 Item 6:  Selected Financial Data ..............................................  20
 Item 7:  Management's Discussion and Analysis of Results of Operations and
           Financial Condition .................................................  20
 Item 7A: Quantitative and Qualitative Disclosures About Market Risk ...........  30
 Item 8:  Financial Statements and Supplementary Data ..........................  30
 Item 9:  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure ................................................  30
PART III
 Item 10: Directors and Executive Officers of the Registrant ...................  31
 Item 11: Executive Compensation ...............................................  31
 Item 12: Security Ownership of Certain Beneficial Owners and Management .......  31
 Item 13: Certain Relationships and Related Transactions .......................  31
PART IV
 Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K ......  32
Signatures .....................................................................  34

                                     PART I

     "Holdings", "the Company", "L-3", "we", "us" and "our" refer to L-3 Communications Holdings, Inc. and its subsidiaries, including L-3
Communications Corporation ("L-3 Communications"), a wholly owned subsidiary. The "Predecessor Company" means ten initial business units purchased by the Company from Lockheed Martin Corporation ("Lockheed Martin") in April 1997 (the "L-3 Acquisition").

ITEM 1. BUSINESS

COMPANY OVERVIEW

     L-3 is a leading merchant supplier of sophisticated secure communication systems and specialized communication products. We produce secure, high data rate communication systems, microwave components, avionics and ocean systems and telemetry, instrumentation and space products. These systems and products are critical elements of virtually all major communication, command and control, intelligence gathering and space systems. Our systems and specialized products are used to connect a variety of airborne, space, ground-and sea-based communication systems and are used in the transmission, processing, recording, monitoring and dissemination functions of these communication systems. Our customers include the U.S. department of defense ("DoD"), certain U.S. government intelligence agencies, major aerospace and defense contractors, foreign governments and commercial customers.

     Our business areas employ proprietary technologies and capabilities and have leading positions in their respective primary markets. We have two reportable segments, Secure Communication Systems and Specialized Communication Products. In addition, we are seeking to expand the products and technologies of our reportable segments in commercial markets as we discuss under "-- Emerging Commercial Products" below.

     Financial information on our reportable segments is presented in Note 17 to our Consolidated (Combined) Financial Statements included under Item 14. Additional financial data and commentary on the results of operations for reportable segments are included in Management's Discussion and Analysis of Results of Operations and Financial Condition under Item 7. These data and comments should be referred to in conjunction with the summary description of each of our reportable segments which follows.

     SECURE COMMUNICATION SYSTEMS. We are the established leader in secure, high data rate communications for military and other U.S. government reconnaissance and surveillance applications. The operations of our Secure Communication Systems segment are located in Salt Lake City, Utah, Camden, New Jersey and Shrewsbury, New Jersey. These operations are principally performed under cost plus, sole source contracts supporting long-term programs for the U.S. armed forces and classified customers. Our major secure communication programs and systems include:

    o secure data links for airborne, satellite, ground-and sea-based remote platforms for information collection, command and control and dissemination to users in real time;

    o strategic and tactical signal intelligence systems that detect, collect, identify, analyze and disseminate information and related support contracts for military and intelligence efforts;

    o secure telephone, fax and network equipment and encryption management;

    o communication software support services to military and related government intelligence markets; and

    o communication systems for surface and undersea platforms and manned space flights.

     We believe that we have developed virtually every high bandwidth data link that is currently used by the military for surveillance and reconnaissance. We are also a leading supplier of communication software support services to military and related government intelligence markets. In addition to these core government programs, we are capitalizing on our technology base by expanding into related commercial communication equipment markets. For instance, we are applying our high data rate communications and archiving technology to the medical image archiving market and our wireless communication expertise to develop local wireless loop telecommunications equipment for the last mile interconnect.

     SPECIALIZED COMMUNICATION PRODUCTS. This reportable segment includes three product categories:


     Microwave Components. We are the preeminent worldwide supplier of commercial off-the-shelf, high-performance microwave components and frequency monitoring equipment. Our microwave products are sold under the industry-recognized Narda brand name through a standard catalog to wireless, industrial and military communication markets. We also provide state-of-the-art, space-qualified communication components including channel amplifiers and frequency filters for the commercial communications satellite market serving major military and commercial frequencies, including Ka band. Approximately 81% of Microwave Components sales for 1999 were made to commercial customers, including Loral Space & Communications, Ltd., Motorola, Inc., Lucent Technologies Inc., AT&T Corp. and Lockheed Martin.


     Avionics and Ocean Products. Avionics and Ocean Products include our aviation recorders, display systems, antenna systems, acoustic undersea warfare systems and naval power distribution, conditioning, switching and protection equipment for naval ships and submarines. We are the world's leading manufacturer of commercial cockpit voice and flight data recorders (known as "black boxes"). These recorders are sold under the Fairchild brand name both to aircraft manufacturers and to the world's major airlines for their existing fleets of aircraft. Our aviation recorders are also installed on military transport aircraft throughout the world. We provide military and high-end commercial displays for use in military aircraft. We also manufacture high performance surveillance and precision millimeter wave antennas and related equipment for U.S. Air Force, U.S. Army and U.S. Navy aircraft and are the leading supplier of ground-based radomes. We are one of the world's leading product suppliers of acoustic undersea warfare systems and airborne dipping sonar systems to the U.S. and over 20 foreign navies. We are the only fully integrated, full-line provider of qualified turnkey electrical power delivery and management systems for U.S. Navy surface ships and submarines.


     Telemetry, Instrumentation and Space Products. Our Telemetry, Instrumentation and Space Products operations develop and manufacture commercial off-the-shelf, real-time data collection and transmission products and components for missile, aircraft and space-based electronic systems. These products are used to gather flight data and other critical information and transmit it from air or space to the ground. Telemetry products are also used for range safety and training applications to simulate battlefield situations. We are a leading global satellite communications systems provider offering systems and services used in the satellite transmission of voice, video and data through earth stations for uplink and downlink terminals. We provide global satellite communications systems and services to customers that include foreign post, telephone and telegraph administrations, domestic and international prime communications infrastructure contractors, telecommunications and satellite service providers, broadcasters and media-related companies, government agencies and large corporations. We also provide commercial, off-the-shelf satellite control software, telemetry, tracking and control ("TT&C"), mission processors and software engineering services to the worldwide military, civilian and commercial satellite markets.


     EMERGING COMMERCIAL PRODUCTS. One of our strategies which builds upon our core technical expertise and capabilities, is to select applications from our defense electronics technologies, develop them into commercial products, and then partner with or sell them to companies that have proven marketing infrastructures for those commercial products. We are seeking to expand into several closely aligned commercial business areas and applications. Emerging Commercial Products currently include the following niche markets:


    o medical simulation systems;

    o local wireless loop telecommunications equipment;

    o airport security equipment; and

    o information security.

     A majority of these commercial products were developed based on technology used in our military businesses with relatively small additional expense. We are applying our technical capabilities in high data rate communications and archiving technology developed in our Secure Communication Systems segment to the medical image archiving market. Based on secure, high data rate communication technology also developed in our Secure Communication Systems segment, we have developed local wireless loop telecommunications equipment that is primarily designed for emerging market countries and rural areas where voice and data communication infrastructure is inadequate or does not exist. We have completed the development phase for the local wireless loop telecommunications equipment and have begun deliveries. In addition, the Federal Aviation Administration awarded us a development contract for next generation airport security equipment for explosive detection. On November 23, 1998, we received FAA certification for our eXaminer 3DXTM 6000 system which is the only second-generation system to receive certification and the only system to generate full, three-dimensional images of all objects in a piece of baggage. In the aggregate, revenues generated from our Emerging Commercial Products have not yet been material to us.


INDUSTRY OVERVIEW

     The U.S. defense industry has undergone significant changes precipitated by ongoing federal budget pressures and new roles and missions to reflect changing strategic and tactical threats. Since the mid-1980's, the overall U.S. defense budget has declined in real dollars. In response, the DoD had focused its resources on enhancing its military readiness, joint operations and digital command and control communications capabilities by incorporating advanced electronics to improve the performance, reduce operating cost and extend the life expectancy of its existing and future platforms. The emphasis on system interoperability, force multipliers and providing battlefield commanders with real-time data is increasing the electronics content of nearly all of the major military procurement and research programs. As a result, the DoD's budget for communications and defense electronics is expected to grow.

     The industry has also undergone dramatic consolidation resulting in the emergence of three dominant prime system contractors (The Boeing Company ("Boeing"), Lockheed Martin and Raytheon Company ("Raytheon")). One outgrowth of this consolidation among the remaining major prime contractors is their desire to limit purchases of products and sub-systems from one another. However, there are numerous essential products, components and systems that are not economical for the major prime contractors to design, develop or manufacture for their own internal use which creates opportunities for merchant suppliers such as L-3. As the prime contractors continue to evaluate their core competencies and competitive position, focusing their resources on larger programs and platforms, the Company expects the prime contractors to continue to exit non-strategic business areas and procure these needed elements on more favorable terms from independent, commercially oriented merchant suppliers. Recent examples of this trend include divestitures of certain non-core defense-related businesses by Honeywell International ("Honeywell"), Lockheed Martin and Raytheon.

     The prime contractors' focus on cost control is also driving increased use of commercial off-the-shelf products for upgrades of existing systems and in new systems. The Company believes the prime contractors will continue to be under pressure to reduce their costs and will increasingly seek to focus their resources and capabilities on major systems, turning to commercially oriented merchant suppliers to produce sub-systems, components and products. Going forward, successful merchant suppliers will use their resources to complement and support, rather than compete with the prime contractors. L-3 anticipates the relationship between the major prime contractors and their primary suppliers will, as in the automotive and commercial aircraft industry, develop into critical partnerships encompassing increasingly greater outsourcing of non-core products and systems by the prime contractors to their key merchant suppliers and increasing supplier participation in the development of future programs. Early involvement in the upgrading of existing systems and the design and engineering of new systems incorporating these outsourced products will provide merchant suppliers, including the Company, with a competitive advantage in securing new business and provide the prime contractors with significant cost reduction opportunities through coordination of the design, development and manufacturing processes.

RECENT DEVELOPMENTS

     LINK SIMULATION AND TRAINING. On February 10, 2000, we acquired the assets of the Training Devices and Training Service ("TDTS") business of Raytheon for $160.0 million in cash plus expenses, subject to adjustment based on closing date net working capital, as defined. Following the acquisition, we changed the name of TDTS to L-3 Communications Link Simulation and Training ("Link Simulation and Training"). TDTS is a leader in high fidelity, fully integrated simulator training products, such as flight simulators and pilot training systems for aircraft and helicopters, combat vehicle trainers and training support services. Its products and services are used by U.S. and foreign military agencies and prime contractors.


     TREX COMMUNICATIONS. On February 14, 2000, we acquired the assets of Trex Communication Corporation ("TrexCom") for $50.2 million in cash plus expenses, subject to adjustment based on closing date net worth, as defined. TrexCom provides antennas and complete tracking for Telemery, Tracking and Control (TT&C) for receiving high rate imagery data, flight termination systems, up and down converters for C, X, Ku and Ka- band, military fixed and portable command and control ground stations, portable commercial satellite news gathering uplinks and satellite components. Their customers include major telecommunications companies, broadcast organizations, government agencies and military customers.


     In March 2000, we completed the sale of L-3 Network Security, a majority owned subsidiary of L-3 Communications, to Symantec Corporation for a one-time cash payment of $20.0 million.


HISTORY

     Holdings was formed in April 1997 by Mr. Frank C. Lanza, the former President and Chief Operating Officer of Loral Corporation ("Loral"), Mr. Robert V. LaPenta, the former Senior Vice President and Controller of Loral, Lehman Brothers Capital Partners III, L.P. and its affiliates ("the Lehman Partnership") and Lockheed Martin to acquire the Predecessor Company from Lockheed Martin pursuant to the L-3 Acquisition.

PRODUCTS AND SERVICES


     The systems and products of the Company's two reportable segments as of December 31, 1999 (excluding the Company's recent acquisitions completed in February 2000) are summarized in the tables below:



                                           SECURE COMMUNICATION SYSTEMS



                SYSTEMS                        SELECTED APPLICATIONS               SELECTED PLATFORMS/END USES
-------------------------------------- -------------------------------------- --------------------------------------
 HIGH DATA RATE COMMUNICATIONS
  o  Wideband data links and ground     o  High performance, wideband          o  Used on aircraft, naval ships,
     terminals                             secure communication links for         unmanned aerial vehicles and
                                           interoperable tactical battlefield     satellites for relaying of
                                           data communication and                 intelligence and reconnaissance
                                           reconnaissance                         information

 SATELLITE COMMUNICATION TERMINALS
  o  Ground-based satellite             o  Interoperable, transportable        o  Provide remote personnel with
     communication terminals               ground terminals for remote data       communication links to distant
     and payloads                          links to distant segments via          forces
                                           commercial or military satellites

 SPACE COMMUNICATION AND SATELLITE CONTROL
  o  Satellite communication and        o  On-board satellite external         o  International Space Station;
     tracking system                       communications, video systems,         Earth Observing Satellite;
                                           solid state recorders and ground       Landsat-7; Space Shuttle; and
                                           support equipment                      National Oceanic and
                                                                                  Atmospheric Administration
                                                                                  weather satellites

  o  Satellite command and control      o  Software integration, test and      o  Air Force satellite control
     sustainment and support               maintenance support for Air            network and Titan IV launch
                                           Force satellite control network;       system
                                           engineering support for satellite
                                           launch system
 MILITARY COMMUNICATION
  o  Shipboard communications           o  Internal and external               o  Shipboard voice communications
     systems                               communications (radio room) for        systems for Aegis cruisers and
                                           ships and submarines                   destroyers and fully automated
                                                                                  Integrated Radio Room (IRR)
                                                                                  for ship-to-ship communications
                                                                                  on Trident submarines

  o  Digital battlefield                o  Communications on the move for      o  Communication systems for U.S.
     communications                        tactical battlefield                   Army C(2)V

  o  Communication software support     o  Value-aded, critical software       o  ASAS, JSTARS, and
     services                              support for C(3)I                      GUARDRAIL

 INFORMATION SECURITY SYSTEMS
  o  Secure Telephone Unit (STU         o  Secure and non-secure voice,        o  Office and battlefield secure and
     III)/Secure Terminal Equipment        data and video communication           non-secure communication for
     (STE)                                 utilizing ISDN and ATM                 armed services, intelligence and
                                           commercial network technologies        security agencies

  o  Local management devise/key        o  Provides electronic key material    o  User authorization and
     processor (LMD/KP)                    accounting, system management          recognition and message
                                           and audit support functions for        encryption for secure
                                           secure data communication              communication
                                           encryption

  o  Information processing systems     o  Custom designed strategic and       o  Classified military and national
                                           tactical intelligence systems that     agency intelligence efforts
                                           detect, collect, identify, analyze
                                           and disseminate information and
                                           related support contracts


                                           SPECIALIZED COMMUNICATION PRODUCTS


              SYSTEMS                             SELECTED APPLICATIONS               SELECTED PLATFORMS/END USES
------------------------------------------ ------------------------------------- --------------------------------------
 MICROWAVE COMPONENTS (CATALOG)
  o  Passive components, switches and       o  Radio transmission, switching      o  Broad-band and narrow-band
     wireless assemblies                       and conditioning, antenna and         commercial applications (PCS,
                                               base station testing and              cellular, SMR, and paging
                                               monitoring                            infrastructure) sold under the
                                                                                     Narda brand name; and
                                                                                     broadband military applications

  o  Safety products                        o  Radio frequency (RF)               o  Monitor cellular base station and
                                               monitoring and measurement for        industrial RF emissions
                                               safety                                frequency moniroting

  o  Semiconductors (diodes,                o  Radio frequency switches,          o  Various industrial and military
     capacitators)                             limiters, voltage control,            end uses, including commercial
                                               oscillators, harmonic generators      satellites, avionics and specialty
                                                                                     communications products

  o  Satellite and wireless components      o  Satellite transponder control,     o  China Sat, Pan AmSat, Telstar,
     (channel amplifiers, transceivers,        channel and frequency seperation      Sirius, Tempo, Tiros, Milstar,
     converters, filters and                                                         GPS and LandSat
     multiplexers)

  o  Amplifiers and amplifier based         o  Automatic Test Equipment           o  LEO satellites, ground stations,
     components (amplifiers, up/down           (ATE), military EW, ground and        LMDS, MMDS, military EW and
     converters and Ka assemblies)             space communications                  ATE

 AVIONICS AND OCEAN PRODUCTS
 Aviation Recorders
  o  Solid state crash resistant cockpit    o  Voice recorders continuously       o  Installed on business and
     voice and flight data recorders           record most recent 30-120             commercial aircraft and certain
                                               minutes of voice and sounds           military transport aircraft; sold to
                                               from cockpit and aircraft             both aircraft OEMs and airlines
                                               intercommunications. Flight data      under the Fairchild brand name
                                               recorders record the last 25 hours
                                               of flight parameters.

  o  Solid state video recorders            o  Reconnaissance platforms           o  New product

  Antenna Products
  o  Ultra-wide frequency and               o  Surveillance; radar detection      o  F-15, F-16, F-18, E-2C, P-3,
     advanced radar antenna systems                                                  C-130, B-2, AWACS, Apache,
     and rotary joints                                                               Cobra, Mirage (France),
                                                                                     Maritime Patrol (U.K.), and
                                                                                     Tornado (U.K.)

  o  Precision antenna systems serving      o  Antennas for high frequency,       o  Various military and commercial
     major military and commercial             millimeter satellite                  customers
     frequencies, including Ka band            communications programs and
                                               scientific astronomy

  o  Ground based radomes                   o  Protective shields for antennas    o  FAA, weather radar and military
                                               against weather                       applications
 Display Products
  o  Cockpit and mission display            o  High performance, ruggedized       o  E-2C, V-22, F-14, F-117, EA-6B,
     systems and controls                      flat panel and cathode ray tube       C-130, AWACS, JSTARS S-3,
                                               displays and processors               AH-64, T-38, C-27J, C-130,
                                                                                     SH-60J, U-2 and Bradley
 Ocean Products
  o  Airborne dipping sonar systems         o  Submarine detection and            o  SH-60, SH-2/3, AB-212, EH-101
                                               localization                          and Lynx Helicopters

  o  Submarine and surface ship             o  Submarine and surface ship         o  SSN, SSBN, DDG-963 and
     towed arrays                              detection and localization            FFG-7

  o  Torpedo defense systems                o  Torpedo detection and jamming      o  SSN, SSBN and DDG-963

  o  Mine countermeasure systems            o  Coastal and route survey           o  MCDV (Canada)


                                   SPECIALIZED COMMUNICATION PRODUCTS--CONTINUED


              SYSTEMS                          SELECTED APPLICATIONS               SELECTED PLATFORMS/END USES
--------------------------------------- ---------------------------------------- ------------------------------------
  o  Naval and commercial power          o  Switching, distribution and           o  All naval combatants;
     delivery and switching products        protection, as well as frequency         submarines, surface ships and
                                            and voltage conversion                   aircraft carriers, Trident, 688,
                                                                                     NSSN, DDG51, CG49, DD963
                                                                                     and Nimitz, class CVN

  o  Commercial transfer switches,       o  Production and maintenance of         o  FAA, financial institutions and
     UPS systems and power products         systems and high-speed switches          rail transportation
                                            for power interruption
                                            prevention for computer systems

  o  Shipboard communications and        o  Design, develop and manufacture       o  CVN, NSSN
     controls                               of ship control and interior
                                            communications equipment

  o  Ship electrical repair and          o  Repair, installation, overhaul and    o  All naval combatants
     overhaul                               testing services for USN
                                            shipboard electrical, electronic
                                            and ordinance systems

  TELEMETRY, INSTRUMENTATION AND SPACE PRODUCTS
  Airborne, Ground and Space Telemetry
  o  Aircraft, missile and satellite     o  Real time data acquisition,           o  Trident, JSF, F-15, F-18, F-22,
     telemetry and instrumentation          measurement, processing,                 Comanche, Nimrod (U.K.),
     systems                                simulation, distribution, display        Tactical Hellfire, Titan, EELV,
                                            and storage for flight testing           A2100, ATHENA, ARTEMIS
                                                                                     and ICO

  o  Global Positioning Systems          o  Space navigation, Gyro's,             o  Hubble, RIFCA, EKV, CALCM,
     (GPS) receivers and navigation         reaction wheels, star sensor             MLRS, MFCS and ERGM
     systems and subsystems

  o  Electronic safe and arm devices     o  Missiles                              o  Hellfire, Longbow, Javelin
  o  Training range telemetry systems    o  Training ranges and test ranges       o  Combat simulation and tests

  Space Products
  o  Global satellite communications     o  Satellite transmission of voice,      o  Rural telephony or private
     systems                                video and data                           networks, direct to home uplinks,
                                                                                     satellite news gathering and
                                                                                     wideband applications

SECURE COMMUNICATION SYSTEMS

     L-3 is a leader in communication systems for high performance intelligence collection, imagery processing and ground, air, sea and satellite communications for the DoD and other government agencies. The Salt Lake City operation provides secure, high data rate, real-time communication systems for surveillance, reconnaissance and other intelligence collection systems. The Camden operation designs, develops, produces and integrates communication systems and support equipment for space, ground and naval applications. The Shrewsbury operation provides communication software support services to military and related government intelligence markets. Product lines of the Secure Communication Systems business include high data rate communications links, satellite communications ("SATCOM") terminals, Navy vessel communication systems, space communications and satellite control systems, signal intelligence information processing systems, information security systems, tactical battlefield sensor systems and commercial communication systems.


o  HIGH DATA RATE COMMUNICATIONS

     The Company is a technology leader in high data rate, covert, jam-resistant microwave communications in support of military and other national agency reconnaissance and surveillance applications. L-3's product line covers a full range of tactical and strategic secure point-to-point and relay data transmission systems, products and support services that conform to military and intelligence specifications. The Company's systems and products are capable of providing battlefield commanders with real time, secure surveillance and targeting information and were used extensively by U.S. armed forces in the Persian Gulf war.

     During the 1980s, largely based on its prior experience with command and control guidance systems for remotely-piloted vehicles, L-3 developed its current family of strategic and tactical data links, including its Modular Interoperable Data Link ("MIDL") systems and Modular Interoperable Surface Terminals ("MIST"). MIDL and MIST technologies are considered virtual DoD standards in terms of data link hardware. The Company's primary focus is spread spectrum communication (based on CDMA technology), which involves transmitting a data signal with a high rate noise signal so as to make it difficult to detect by others, and then re-capturing the signal and removing the noise. The Company's data links are capable of providing information at over 200 Mb/s.

     L-3 provides these secure high band width products to the U.S. Air Force, Navy, Army and various U.S. government agencies, many through long-term sole source programs. The scope of these programs include air-to-ground, air-to-air, ground-to-air and satellite communications. U.S. government programs include:
U-2 Support Program, Common High-Band Width Data Link ("CHBDL"), Battle Group Passive Horizon Extension System ("BGPHES"), Light Airborne Multi-Purpose System ("LAMPS"), TriBand SATCOM Subsystem ("TSS"), major unmanned aerial vehicle ("UAV") programs and Direct Air-Satellite Relay ("DASR").


o  SATELLITE COMMUNICATION TERMINALS

     L-3 provides ground-to-satellite, high availability, real-time global communications capability through a family of transportable field terminals to communicate with commercial, military and international satellites. These terminals provide remote personnel with anywhere, anytime effective communication capability and provide communications links to distant forces. The Company's TriBand SATCOM Subsystem ("TSS") employs a 6.25 meter tactical dish with a single point feed that provides C, Ku and X band communication to support the U.S. Army. The Company also offers an 11.3 meter dish which is transportable on two C-130 aircraft. The SHF Portable Terminal System ("PTS") is a lightweight (28 lbs.), manportable terminal, which communicates through DSCS, NATO or SKYNET satellites and brings unprecedented connectivity to small military tactical units and mobile command posts. L-3 delivered 14 of these terminals for use by NATO forces in Bosnia.


o  SPACE COMMUNICATIONS AND SATELLITE CONTROL

     Continuing L-3's tradition of providing communications for every manned U.S. space flight since Mercury, the Company is currently designing and testing three communication subsystems for the International Space Station ("ISS"). These systems will control all ISS radio frequency ("RF") communications and external video activities. The Company also provides solid-state recorders and memory units for data capture, storage, transfer and retrieval for space applications. The standard NASA tape recorder, which was developed and produced by the Company, has completed over four million hours of service without a mission failure. Current programs include recorders for the National Oceanic & Atmospheric Administration ("NOAA") weather satellites, the Earth Observing Satellite ("EOS"), AM spacecraft and Landsat-7 Earth-monitoring spacecraft. The Company also provides space and satellite system simulation, satellite operations and computer system training, depot support, network engineering, resource scheduling, launch system engineering, support, software integration and test through cost-plus contracts with the U.S. Air Force.


o  MILITARY COMMUNICATIONS

     The Company provides integrated, computer controlled switching systems for the interior and exterior voice and data needs of today's Navy military vessels. The Company's products include Integrated Voice Communication Systems ("IVCS") for Aegis cruisers and destroyers and the Integrated Radio Room
("IRR") for Trident class submarines, the first computer controlled communications center in a submarine. These products integrate the intercom, tactical and administrative communications network into one system accessing various types of communication terminals throughout the ship. The Company's MarCom 2000 secure digital switching system is in development for the Los Angeles class attack submarine and provides an integrated approach to the specialized voice and data communications needs of a shipboard environment for internal and external communications, command and control and air traffic control. The Company also offers on-board, high data rate communications systems which provide a data link for carrier battle groups which are interoperable with the U.S. Air Force's surveillance/ reconnaissance terminal platforms. The Company provides the US Army's Command and Control Vehicle ("C2V") Mission Module Systems ("MMS"). MMS provides the "communications on the move" capability needed for the digital battlefield by packaging advanced communications into a modified Bradley Fighting Vehicle. The Company is a proven supplier of superior technological expertise to the DoD, including its contractors and related government intelligence agencies.


o  INFORMATION SECURITY SYSTEMS

     The Company has produced more than 112,000 secure telephone units ("STU III") which are in use today by the U.S. armed forces to provide secure telephone capabilities for classified confidential communication over public commercial telephone networks. The Company has begun producing the next-generation digital, ISDN-compatible STE. STE provides clearer voice and thirteen-times faster data/fax transmission capabilities than the STU III. STE also supports secure conference calls and secure video teleconferencing. STE uses a CryptoCard security system which consists of a small, portable, cryptographic module mounted on a PCMCIA card holding the algorithms, keys and personalized credentials to identify its user for secure communications access. The Company also provides LMD/KP which is the workstation component of the U.S. government's Electronic Key Management System ("EKMS"), the next generation of information security systems. EKMS is the Government system to replace current "paper" secret keys used to secure government communications with "electronic" secret keys. LMD/KP is the component of the EKMS which produces and distributes the electronic keys. L-3 also develops specialized strategic and tactical SIGINT systems to detect, acquire, collect, and process information derived from electronic sources. These systems are used by classified customers for intelligence gathering and require high-speed digital signal processing and high-density custom hardware designs.


SPECIALIZED COMMUNICATION PRODUCTS


MICROWAVE AND WIRELESS COMPONENTS

     L-3 is the preeminent worldwide supplier of commercial off-the-shelf, high performance RF microwave components, assemblies and instruments supplying the wireless communications, industrial and military markets. The Company is also a leading provider of state-of-the-art space-qualified commercial satellite and strategic military RF products and millimeter amplifier based products. L-3 sells many of these components under the well-recognized Narda brand name and through a comprehensive catalog of standard, stocked hardware. L-3 also sells its products through a direct sales force and an extensive network of market representatives. Specific catalog offerings include wireless products, electro-mechanical switches, power dividers and hybrids, couplers/detectors, attenuators, terminations and phase shifters, isolators and circulators, adapters, control products, sources, mixers, waveguide components, RF safety products, power meters/monitors and custom passive products. The Company operates from three principal sites, one in Hauppauge, New York ("Narda East") and two in Sacramento, California, ("Narda West" and "DBS").

     Narda East represents approximately 56% of L-3's microwave sales volume, offering high performance microwave components, networks and instruments to the wireless, industrial and military communications markets. Narda East's products can be divided into three major categories: passive components, higher level wireless assemblies/monitoring systems and safety instruments.

     Passive components are generally purchased in narrow frequency configurations by wireless original equipment manufacturers and service providers. Similar components are purchased in wide frequency configurations by first-tier military equipment suppliers. Commercial applications for Narda components are primarily in cellular or PCS base stations. Narda also manufactures higher level assemblies for wireless base stations and the paging industry. These products include communication antenna test sets, devices that monitor reflected power to determine if a cellular base station antenna is working and whether the base station radios are operating at peak power levels. Military applications include general procurement for test equipment or electronic surveillance and countermeasure systems. Safety products are instru-ments which are used to measure the level of non-ionizing radiation in a given area, i.e., from an antenna, test set or other emitting source, and determine whether human exposure limits are within federal standards.

     Narda West designs and manufactures state-of-the-art space-qualified and wireless components. Space qualified components include channel amplifiers, linearizers and diplexers/multiplexers, which are used to separate various signals and direct them to the appropriate other sections of the payload. Narda West's primary areas of focus are communications satellite payload products. Channel amplifiers and linearizers constitute Narda West's main satellite products. Channel amplifiers amplify the weak signals received from earth stations by a factor of 1 million, and then drive the power amplifier tubes that broadcast the signal back to earth. These products are sold to satellite manufacturers and offer lower cost, lower weight and improved performance as compared to in-house alternatives. On a typical satellite, for which there are 20 to 50 channel amplifiers, Narda West's channel amplifiers offer cost savings of up to 60% (up to $1 million per satellite) and decrease launch weight by up to 25 kilograms. Linearizers, used either in conjunction with a channel amplifier or by themselves, pre-distort a signal to be transmitted back to earth before it enters a Traveling Wave Tube ("TWT") for amplification. This pre-distortion is exactly the opposite of the distortion created at peak power by the TWT and, consequently has a cancellation effect that keeps the signal linear over a much larger power band of the tube. This significantly increases the useful output power of the TWT and consequent terrestrial coverage from the satellite.

     Narda West products include wireless microwave components for cellular and PCS base station applications. These products include filters used to transmit and receive channel separation as well as ferrite components which isolate certain microwave functions, thereby preventing undesired signal interaction. Other products include a wide variety of high reliability power splitters, combiners and filters for spacecraft and launch vehicles, such as LLV, Tiros, THAAD, Mars Surveyor, Peacekeeper, Galileo, Skynet, Cassini, Milstar, Space Shuttle, LandSat, FltSatCom, GPS, GPS Block IIR, IUS, ACE, SMEX and certain classified programs. The balance of the operation's business involves wideband filters used for electronic warfare applications.

     DBS designs and manufactures both broad and narrow band amplifiers and amplifier-based products in the microwave and millimeter wave frequencies. These amplifiers are used as low-noise, high-gain components in defense and communications applications. These devices can be narrow band for communication needs or broadband for electronic warfare. DBS has an extensive offering of amplifier designs allowing it to rapidly respond to unique requirements from its marketplace.

     DBS offers standard packaged amplifiers for use in various automated test equipment and system applications. It is also developing higher-level assemblies for specific military applications in which the amplifier serves as the cornerstone component. For future growth, DBS is at the forefront of technology in both the design and manufacturing of millimeter range ((is greater than or equal to) 20GHz) amplifier products for use in emerging communication applications such as back haul radios, LMDS and ground terminals for LEOS. Further, DBS is starting to penetrate the space qualified communications market with designs applicable to many LEO communication satellite needs.


AVIONICS AND OCEAN PRODUCTS


o  AVIATION RECORDERS

     L-3 manufactures commercial solid-state crash-protected aviation recorders ("black boxes") under the Fairchild brand name, and has delivered over 47,000 flight recorders to airplane manufacturers and airlines around the world. Recorders are mandated and regulated by various worldwide agencies for commercial airlines and a large portion of business aviation aircraft. Management anticipates growth opportunities in Aviation Recorders as a result of the current high level of orders for new commercial aircraft. Expansion into the military market shows continued growth opportunities. L-3 recorders were recently selected for installation on the fleet of the Royal Australian Air Force and Royal Australian Army transport aircraft and are currently being installed on the U.S. Navy C-9 aircraft. There are two types of recorders: (i) the Cockpit Voice Recorder ("CVR") which records the last 30 to 120 minutes of crew conversation and ambient sounds from the cockpit and (ii) the Flight Data Recorder ("FDR") which records the last 25 hours of aircraft flight parameters such as speed, altitude, acceleration, thrust from each engine and direction of the flight in its final moments. Recorders are highly ruggedized instruments, designed to absorb the shock equivalent to that of an object traveling at 268 knots stopping in 18 inches, fire resistant to 1,100 degrees centigrade and pressure resistant to 20,000 feet undersea for 30 days. Management believes that the Company has the leading worldwide market position for CVR's and FDR's.


o  ANTENNA PRODUCTS

     Under the Randtron brand name, L-3 produces high performance antennas designed for surveillance, high-resolution, ultra-wide frequency bands, detection of low radar cross section ("LRCS") targets, LRCS installations, severe environmental applications and polarization diversity. L-3's main antenna product is a sophisticated 24-foot diameter antenna operational on all E-2C aircraft. This airborne antenna consists of a 24-foot rotating aerodynamic radome containing a UHF surveillance radar antenna, IFF antenna and forward and aft auxiliary antennas. Production of this antenna began in the early 1980s, and production is planned beyond 2000 for the E-2C, P-3 and C-130 AEW aircraft. The replacement for this antenna is a very adaptive radar currently under development for introduction early in the next decade. L-3 also produces broad-band antennas for a variety of tactical aircraft and rotary joints for the AWAC's and E-2C's antenna. Randtron has delivered over 2,000 aircraft sets of antennas and has a current backlog through 1999. L-3 is a leading supplier of ground-based radomes. Radomes are designed to enclose an antenna system as a protective shield against the environment as well as to accentuate the performance of an antenna system. Radomes are used to enclose antenna systems used for air traffic control, weather radar, defense and scientific purposes.


o  DISPLAY PRODUCTS

     L-3 specializes in the design, development and manufacture of ruggedized display system solutions for military and high-end commercial applications. L-3's current product lines include cathode ray tubes ("CRTs"), the Actiview family of active matrix liquid crystal displays ("AMLCD"), and a family of high performance Display Processing systems. L-3 manufactures flat-panel displays that are used on platforms such as E-2C, F-117, and the LCAC (Landing Craft Air Cushion) vehicle. Recent new contracts for flat-panel displays include the SH-60J helicopter and the C-130 Senior Scout. L-3 also manufactures CRT displays for the E-2C Hawkeye, V-22 Osprey, F-14 Tomcat, T-38, Bradley and U-2 and electronics used in aircraft anti-lock braking systems.


o  OCEAN PRODUCTS

     The Company is one of the world's leading suppliers of acoustic undersea warfare systems, having designed, manufactured and supported a broad range of compact, lightweight, high performance acoustic systems for navies around the world for over forty years. This experience spans a wide range of platforms, including helicopters, submarines and surface ships, that employ the Company's sonar systems and countermeasures.

     SPD is the world's leading provider of state-of-the-art, mission-critical electronics and electrical power delivery products, systems and subsystems, as well as communications and control systems for the U.S. Navy and many domestic and international customers. In addition, SPD provides communications subsystems and electrical products for transportation and utilities businesses. SPD's four business units are: SPD Electrical Systems, which is the leading U.S. manufacturer of military power delivery systems and components focused on switching, distribution and protection providing engineering design and development, manufacturing and overhaul and repair services; Power Paragon, which is one of the world's leading providers of high technology electrical power distribution, control and conversion systems focused on frequency and voltage conversion for military and commercial applications; Henschel, which is the leading designer, developer, and manufacturer of ship control and interior communications equipment; and Pac Ord, which is the only combat systems overhaul and repair contractor, which services the U.S. Naval Fleet on a national basis with locations in San Diego, Norfolk and Jacksonville.

o  TELEMETRY, INSTRUMENTATION AND SPACE PRODUCTS

     The Company is a leader in component products and systems used in telemetry and instrumentation for airborne applications such as satellites, aircraft, UAVs, launch vehicles, guided missiles, projectiles and targets. Telemetry involves the collection of data from these platforms, its transmission to ground stations for analysis, and its further dissemination or transportation to another platform. A principal use of this telemetry data is to measure as many as 1,000 different parameters of the platform's operation (in much the same way as a flight data recorder on an airplane measures various flight parameters) and transmit this data to the ground.

     Additionally, for satellite platforms, the equipment also acquires the command uplink that controls the satellite and transmits the necessary data for ground processing. In these applications, high reliability of components is crucial because of the high cost of satellite repair and the length of uninterrupted service required. Telemetry also provides the data to terminate the flight of missiles and rockets under errant conditions and/or at the end of a mission. Telemetry and command/control products are currently provided on missile programs such as AMRAAM, ASRAAM, AIM-9X, JASSM, JDAM, FOTT, ATACMS and PAC-3, as well as satellite programs such as GPS BLK IIF, GLOBALSTAR, EARTHWATCH, SBIRS, LUNAR PROSPECTOR, MTSAT, ARTEMIS and Hughes ICO.


o  AIRBORNE, GROUND AND SPACE TELEMETRY

     The Company provides airborne equipment and data link systems to gather critical information and to process, format and transmit it to the ground through communication data links from a communications satellite, spacecraft, aircraft and/or missile. These products are available in both COTS and custom configurations and include software and software engineering services. Major customers are the major defense contractors who manufacture aircraft, missiles, warheads, launch vehicles, munitions and bombs. Ground instrumentation activity occurs at the ground station where the serial stream of combined data is received and decoded in real-time, as it is received from the airborne platform. Data can be encrypted and decrypted during this process, an additional expertise that the Company offers. The company is a leader in digital GPS receiver technology for high performance military applications. These GPS receivers are currently in use on multiple aircraft, cruise missiles and precision guided bombs providing highly accurate positioning and navigational information. Additionally, the company provides navigation systems for high performance weapon pointing and positioning systems for critical and strategically important national defense programs like MLRS (Multiple Launch Rocket System) and MFCS (Mortar Fire Control System).


o  SPACE PRODUCTS

     L-3 offers value-added solutions that require complex product integration, rich software content and comprehensive support to its customers. The Company focuses on the following niches within the satellite ground segment equipment market: telephony, video broadcasting and multimedia. The Company's customers include foreign PTT's, domestic and international prime communications infrastructure contractors, telecommunications or satellite service providers, broadcasters and media-related companies. The company also provides space products for advanced guidance and control systems. These products include gyroscopes, controlled momentum devices and star sensors for a wide range of space and military applications for commercial and civil customers. These products are used on satellites, launch vehicles, the Hubble telescope, the space shuttle and the International Space Station.


EMERGING COMMERCIAL PRODUCTS


o  MEDICAL SIMULATION SYSTEMS

     The Company has approximately a one-third equity ownership interest in Medical Education Technologies, Inc. ("METI"). METI is a medical technology company engaged in the development, manufacture and sale of Human Patient Simulators ("HPS"). The HPS is a computerized system with a life-like mannequin that reacts to medical treatments and interventions similar to a human being.

Originally oriented to the anesthesiology training and education domain, METI has expanded into cardiology, critical care, trauma care, allied health care, military medicine and continuing medical education. METI's target customers for its HPS include medical schools throughout the world, colleges with registered nursing programs, community colleges and state, local and volunteer emergency medical service organizations.


o  WIRELESS LOOP TELECOMMUNICATIONS EQUIPMENT

     The Company is applying its wireless communication expertise to introduce local wireless loop telecommunications equipment using a synchronous Code Division Multiple Access technology ("CDMA") supporting terrestrial and space based, fixed and mobile communication services. The system's principal targeted customer base is emerging market countries and rural areas where existing telecommunications infrastructure is inadequate or non-existent. The Company's system will have the potential to interface with low earth orbit ("LEO") PCS systems such as Globalstar, Iridium and/or any local public telephone network. The Company expects to manufacture for sale certain of the infrastructure equipment. The Company intends to pursue joint ventures with third parties for service and distribution capabilities. This same technology is also being introduced into the Ellipso "big LEO" program to provide the key communications capability in the ground and user segments. In this program, the Company will provide the CDMA processing equipment in the Ground Control Segment and the Ellipso user terminals, both fixed and mobile.


o  AIRPORT SECURITY EQUIPMENT

     The FAA has awarded the Company a development contract for next generation airport security equipment for explosive detection. L-3 has teamed with Analogic Corporation and GE to design and produce an explosive detection system ("EDS") utilizing a dual energy computer tomography ("CT") X-ray system. L-3's EDS system, the eXaminer 3DXTM 6000, will analyze the contents of checked baggage at airports for a wide-range of explosive material as specified by the FAA. On November 23, 1998, L-3 received FAA certification for its eXaminer 3DXTM 6000 system which is the only second-generation system to receive certification and the only system to generate full, three-dimensional images of all objects in a piece of baggage. The eXaminer 3DXTM 6000 has been certified at 500 bags per hour but eventually will be capable of inspecting baggage at an average of 675 bags per hour, which will allow screening of passenger-checked baggage for a large body aircraft, such as a Boeing 747, in approximately 40 minutes. It can be installed as a stand-alone unit in a conveyor system or in a mobile van.


CONTRACTS

     A significant portion of L-3's sales are derived from high-priority, long-term programs and from programs for which L-3 has been the incumbent supplier, and in many cases acted as the sole provider for many years. Approximately 56% of L-3's 1999 sales of $1,405.5 million were generated from sole source contracts. L-3's customer satisfaction and excellent performance record are evidenced by its performance-based award fees exceeding 90% on average over the past two years. Management believes prime contractors will increasingly award long-term, sole source, outsourcing contracts to the merchant supplier they believe is most capable on the basis of quality, responsiveness, design, engineering and program management support as well as cost. As a consequence of L-3's strong competitive position, the Company has experienced a contract award win rate for 1999 in excess of 58% on new competitively bid contracts and in excess of 90% on contracts for which L-3 was the incumbent.

     The Company enjoys a diverse business mix with a limited exposure to any single program, a favorable balance of cost reimbursible and fixed price contracts, a significant sole source follow-on business and an attractive customer profile. See "Customers" below. L-3's sales mix of contracts for 1999 was 30% cost plus and 70% fixed price, providing the Company with a favorable mix of predictable profitability (cost plus) and higher margin (fixed price) business.

     Under firm fixed price contracts the Company agrees to perform for a predetermined contract price. Although the Company's fixed price contracts generally permit the Company to keep profits if costs are less than projected, the Company does bear the risk that increased or unexpected costs may reduce profit or cause the Company to sustain losses on the contracts. Generally, firm fixed price contracts offer higher margin than cost plus type contracts. All domestic defense contracts and subcontracts to which the Company is a party are subject to audit, various profit and cost controls and standard provisions for termination at the convenience of the U.S. government. Upon termination, other than for a contractor's default, the contractor will normally be entitled to reimbursement for allowable costs and an allowance for profit. Foreign defense contracts generally contain comparable provisions relating to termination at the convenience of the government. To date, no significant fixed price contract of the Company has been terminated.

     Companies supplying defense-related equipment to the U.S. government are subject to certain additional business risks peculiar to that industry. Among these risks are the ability of the U.S. government to unilaterally suspend the Company from new contracts pending resolution of alleged violations of procurement laws or regulations. Other risks include a dependence on appropriations by the U.S. government, changes in the U.S. government's procurement policies (such as greater emphasis on competitive procurements) and the need to bid on programs in advance of design completion. A reduction in expenditures by the U.S. government for products and services of the type manufactured and provided by the Company, lower margins resulting from increasingly competitive procurement policies, a reduction in the volume of contracts or subcontracts awarded to the Company or substantial cost overruns could have an adverse effect on the Company.


BACKLOG

     The Company's backlog as of December 31, 1999 amounted to $1,003.7 million, of which $332.9 million was for the Secure Communication Systems segment and $670.8 million for the Specialized Communication Products segment. This backlog provides management with a useful tool to project sales and plan its business on an on-going basis; however, no assurance can be given that the Company's backlog will become revenues in any particular period or at all. Funded backlog does not include the total contract value of multi-year, cost-plus reimbursable contracts, which are funded as costs are incurred by the Company. Funded backlog also does not include unexercised contract options which represent the amount of revenue which would be recognized from the performance of contract options that may be exercised by customers under existing contracts and from purchase orders to be issued under indefinite quantity contracts or basic ordering agreements. Overall, approximately 77% of the December 31, 1999 funded backlog is expected to be shipped over the next twelve-month period.


CUSTOMERS

     L-3 enjoys an attractive customer mix of defense and commercial business, with DoD related sales accounting for 62% and commercial, U.S. government (non-DOD) and foreign government sales accounting for approximately 38% of 1999 sales of $1,405.5 million. The Company intends to leverage this favorable business profile to expand its merchant supplier business base. The Company's sales are predominantly derived from contracts with agencies of, and prime contractors to, the U.S. government. Various U.S. government agencies and contracting entities exercise independent purchasing decisions. Therefore, sales to the U.S. government generally are not regarded as constituting sales to one customer. Instead, each contracting entity is considered to be a separate customer. For 1999 the Company had approximately 365 contracts with a value exceeding $1.0 million. Sales to the U.S. government for 1999, including sales through prime contractors, were $924.0 million or approximately 66%. The Company's largest program is a long-term, sole source cost plus support contract for the U-2 program which contributed approximately 7.7% of 1999 sales. No other program represented more than 4% of 1999 sales.


COMPETITION

     The Company's ability to compete for defense contracts depends to a large extent on the effectiveness and innovativeness of its research and development programs, its ability to offer better program performance than its competitors at a lower cost to the Government customer, and its readiness in facilities, equipment and personnel to undertake the programs for which it competes. In some instances, programs are sole source or work directed by the Government to a single supplier. In such cases, there may be other suppliers who have the capability to compete for the programs involved, but they can only enter or reenter the market if the Government should choose to reopen the particular program to competition. Approximately 44% of the Company's $1,405.5 million sales for 1999 were related to competitive contracts.

     The Company experiences competition from industrial firms and U.S. government agencies, some of which have substantially greater resources than the Company. These competitors include: AlliedSignal, Inc. ("AlliedSignal"), Cubic Corporation, Eaton Corporation, Globecomm Systems Inc., Harris Corporation, Hughes, Motorola, Scientific-Atlanta, Inc., Thomson Marconi Sonar Ltd., Titan Corporation and TRW Inc. A majority of the sales of the Company is derived from contracts with the Government and its prime contractors, and such contracts are awarded on the basis of negotiations or competitive bids. Management does not believe any one competitor or a small number of competitors is dominant in any of the business areas of the Company. Management believes the Company will continue to be able to compete successfully based upon the quality and cost competitiveness of its products and services.


RESEARCH AND DEVELOPMENT

     The Company employs scientific, engineering and other personnel to improve its existing product lines and to develop new products and technologies in the same or related fields. As of December 31, 1999, the Company employed approximately 3,900 engineers (of whom 17% hold advanced degrees). The amounts of research and development performed under customer-funded contracts and Company-sponsored research projects including bid and proposal costs for 1999 were $302.4 million.


PATENTS AND LICENSES

     Although the Company owns some patents and has filed applications for additional patents, it does not believe that its operations depend upon its patents. In addition, the Company's U.S. government contracts generally license it to use patents owned by others. Similar provisions in the U.S. government contracts awarded to other companies make it impossible for the Company to prevent the use by other companies of its patents in most domestic work.


GEOGRAPHIC REGION SALES

     Substantially all of the Company's operations are domestic. The Company's foreign operations are not material to the Company's results of operations, cash flows or financial position.


ENVIRONMENTAL MATTERS

     The Company's operations are subject to various federal, state and local environmental laws and regulations relating to the discharge, storage, treatment, handling, disposal and remediation of certain materials, substances and wastes used in its operations. The Company continually assesses its obligations and compliance with respect to these requirements. Management believes that the Company's current operations are in substantial compliance with all existing applicable environmental laws and permits. The Company does not currently project the need for any material unbudgeted expenditures to remain in compliance with applicable environmental laws and regulations.

     In conjunction with various manufacturing facilities of the Company's acquired businesses, the Company has assessed the risk of environmental contamination thereon and, where appropriate, has obtained indemnification, either from the respective sellers of those acquired businesses or through Pollution Liability Insurance. The Company does not project any material, non-indemnified environmental remediation expenses for such manufacturing facilities.


PENSION PLANS

     In connection with the L-3 Acquisition, Holdings and L-3 Communications Corporation assumed certain liabilities relating to defined benefit pension plans for present and former employees and retirees of certain businesses which were transferred from Lockheed Martin to Holdings and L-3 Communications. Prior to the consummation of the L-3 Acquisition, Lockheed Martin received a letter from the Pension Benefit Guaranty Corporation (the "PBGC") which requested information regarding the transfer of such pension plans and indicated that the PBGC believed certain of such pension plans were underfunded using the PBGC's actuarial assumptions. These assumptions result in a larger liability for accrued benefits than the assumptions used for financial reporting under Statement of Financial Accounting Standards No. 87. The PBGC underfunding is related to the Communication Systems -- West and Aviation Recorders pension plans (the "Subject Plans").

     With respect to the Subject Plans, Lockheed Martin entered into an agreement (the "Lockheed Martin Commitment") among Lockheed Martin, L-3 Communications and the PBGC dated as of April 30, 1997. The material terms and conditions of the Lockheed Martin Commitment include a commitment by Lockheed Martin to the PBGC to, under certain circumstances, assume sponsorship of the Subject Plans or provide another form of financial support for the Subject Plans. The Lockheed Martin Commitment will continue with respect to any Subject Plan until such time as such Subject Plan is no longer underfunded on a PBGC basis for two consecutive years or, at any time after May 31, 2002, the Company achieves investment grade credit ratings. Pursuant to the Lockheed Martin Commitment, the PBGC agreed that it would take no further action in connection with the L-3 Acquisition.

     Upon the occurrence of certain events, Lockheed Martin, at its option, has the right to decide whether to cause the Company to transfer sponsorship of any or all of the Subject Plans to Lockheed Martin, even if the PBGC has not sought to terminate the Subject Plans. Such a triggering event occurred in 1998, that reversed itself in 1999, relating to a decrease in the PBGC-mandated discount rate in 1998 that had resulted in an increase in the underlying liability. The Company notified Lockheed Martin the 1998 triggering event, and in February 1999, Lockheed Martin informed the Company that it had no present intention to exercise its right to cause the Company to transfer sponsorship of the Subject Plans. If Lockheed Martin did assume sponsorship of these plans, it would be primarily liable for the costs associated with funding the Subject Plans or any costs associated with the termination of the Subject Plans but L-3 Communications would be required to reimburse Lockheed Martin for these costs. To date, the impact on pension expense and funding requirements resulting from this arrangement has not been significant. However, should Lockheed Martin assume sponsorship of the Subject Plans or if these plans were terminated, the impact of any increased pension expenses or funding requirements could be material to the Company. The Company has performed its obligations under the letter agreement with Lockheed Martin and the Lockheed Martin Commitment and has not received any communications from the PBGC concerning actions which the PBGC contemplates taking in respect of the Subject Plans.


EMPLOYEES

     As of December 31, 1999, the Company employed approximately 10,200 full-time and part-time employees. The Company believes that its relations with its employees are good.

     Approximately 540 of the Company's employees at its Communication Systems--East operation in Camden, New Jersey are represented by four unions, the Association of Scientists and Professional Engineering Personnel, the International Federation of Professional and Technical Engineers, the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers and an affiliate of the International Brotherhood of Teamsters. The collective bargaining agreements for these four unions were successfully renegotiated in mid-1998 without any disruptions to operations. Three of the collective bargaining agreements will expire in 2002, and the other agreement will expire in 2001.

     Approximately 200 employees of Ocean Systems are represented by the United Auto Workers. The collective bargaining agreement for this union was successfully renegotiated in the third quarter, 1999 without any disruptions to operations. The new collective bargaining agreement will expire in 2003. Approximately 140 of the employees at Ocean Systems' ELAC subsidiary in Kiel, Germany are represented by the Metal Trade Industrial Workers of the Hamburg Region and ELAC is represented by the Association of Metal Industry Employers for Schleswig-Holstein.

     Approximately 290 of SPD's employees located in Philadelphia, Pennsylvania are represented by the United Automobile Aerospace and Agricultural Implement Workers of America, Local 1612 Amalgamated. The four collective bargaining agreements covering these employees were successfully renegotiated in April, 1999 without any disruptions to operations. The new collective bargaining agreements expire in 2004. Approximately 36 of SPD's employees located in National City, California are represented by the International Brotherhood of Electrical Workers, Local 569, whose collective bargaining agreement expires in late May 2000. While the Company has not yet initiated discussions with representatives of the union, management believes that it will be able to negotiate without material disruption to its business, a satisfactory new collective bargaining agreement. However, there can be no assurance that a satisfactory agreement will be reached with the covered employees or that a material disruption to the Company's National City operations will not occur. Approximately 28 of SPD's employees located in National City, California are represented by the International Association of Machinists and Aerospace Workers, Local 389. The collective bargaining agreement for the union was successfully renegotiated in February 2000 without any disruptions to operations. The new collective bargaining agreement expires in 2003.


     Approximately 125 of Electrodynamics' employees located in Rolling Meadows, Illinois are represented by the International Brotherhood of Electrical Workers. The collective bargaining agreement expires in the last quarter of 2000. While the Company has not yet initiated discussions with representatives of the union, management believes it will be able to negotiate, without material disruptions to its business, a satisfactory new collective bargaining agreement. However there can be no assurance that a satisfactory agreement will be reached with the covered employees or that a material disruption to the Company's Rolling Meadows operations will not occur.


     Approximately 120 of Telemetry East's employees located in Newtown, Pennsylvania are represented by the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers. The collective bargaining agreement for this union was successfully renegotiated in December, 1999 without any disruptions to operations. The new collective bargaining agreement expires in 2004.

ITEM 2. PROPERTIES

     The table below sets forth certain information with respect to significant facilities and properties of the Company as of December 31, 1999.




                     LOCATION                           OWNED       LEASED
--------------------------------------------------   ----------   ---------
                                                    (thousands of square feet)
L-3 Headquarters, NY .............................          --        35.3
L-3 Washington Operations, Arlington, VA .........          --         4.6
SECURE COMMUNICATION SYSTEMS:
 Camden, NJ ......................................          --       580.6
 Salt Lake City, UT ..............................          --       487.7
SPECIALIZED COMMUNICATION PRODUCTS:
 Anaheim, CA .....................................       293.6       165.3
 Folsom, CA ......................................          --        57.5
 Menlo Park, CA ..................................          --        93.1
 San Diego, CA ...................................       196.0        68.9
 Sylmar, CA ......................................          --       253.0
 Ocala, FL .......................................       112.0          --
 Sarasota, FL ....................................          --       143.7
 Alpharetta, GA ..................................        93.0          --
 Concord, MA .....................................          --        60.0
 Lowell, MA ......................................          --        47.0
 Newburyport, MA .................................          --        81.2
 Teterboro, NJ ...................................          --       250.0
 Hauppauge, NY ...................................       240.1          --
 Philadelphia, PA ................................          --       230.0
 Newton, PA ......................................        78.0        13.5
 Kiel, Germany ...................................          --       302.7
 Leer, Germany ...................................          --        26.5

     In total, the Company owns approximately 1,150,000 square feet and leases approximately 3.3 million square feet of manufacturing facilities and properties.


ITEM 3. LEGAL PROCEEDINGS


     From time to time the Company is involved in legal proceedings arising in the ordinary course of its business. Management believes it is adequately reserved for these liabilities and that there is no litigation pending that could have a material adverse effect on the Company's results of operations and financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     Not applicable.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


PRICE RANGE OF COMMON STOCK


     The common stock of Holdings is traded on the New York Stock Exchange (the "NYSE") under the symbol "LLL". The following table sets forth, for each of the quarterly periods indicated since the IPO, the high and low closing price of the common stock as reported on the NYSE.


                                                     COMMON STOCK MARKET PRICE
                                                     -------------------------
1999                                                     HIGH          LOW
----                                                 -----------   -----------
Fourth quarter ...................................    $  45.13      $  34.81
Third quarter ....................................       48.44         36.38
Second quarter ...................................       52.88         44.31
First quarter ....................................       47.88         39.38
1998
----
Fourth quarter ...................................    $  48.19      $  34.94
Third quarter ....................................       39.69         31.19
Second quarter (commencing May 19, 1998) .........       32.50         26.63

     On March 28, 2000, the closing price of Holdings common stock, as reported by the NYSE, was $46.00 per share. As of March 28, 2000, there were 174 stockholders of record of Holdings' common stock, not including the stockholders for whom shares are held in a "nominee" or "street" name.


     L-3 Communications is a wholly owned subsidiary of Holdings.


DIVIDEND POLICY


     Since its inception, effective April 1, 1997, Holdings has paid no cash dividends on its common stock. Holdings currently intends to retain its earnings to finance future growth and, therefore, does not anticipate paying any cash dividends on its common stock in the foreseeable future. Any determination as to the payment of dividends will depend upon the future results of operations, capital requirements and financial condition of Holdings and its subsidiaries and such other facts as the Board of Directors of Holdings may consider, including any contractual or statutory restrictions on Holdings' ability to pay dividends. Moreover, Holdings is a holding company and its ability to pay dividends is dependent upon receipt of dividends, distributions, advances, loans or other cash transfers from L-3 Communications. Certain outstanding debt instruments of L-3 Communications limit its ability to pay dividends or other distributions on its common stock or to make advances, loans or other cash transfers to Holdings.

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated (combined) financial data have been derived from the audited financial statements for the respective periods and should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Consolidated (Combined) Financial Statements of the Company (Predecessor Company) included elsewhere herein.



                                                                 COMPANY                           PREDECESSOR COMPANY
                                               -------------------------------------------- ----------------------------------
                                                                                              THREE
                                                       YEAR ENDED             NINE MONTHS     MONTHS
                                                      DECEMBER 31,               ENDED         ENDED    YEAR ENDED DECEMBER 31,
                                               ---------------------------    DECEMBER 31,    MARCH 31, -----------------------
                                                    1999          1998          1997(1)        1997      1996(2)     1995(2)
                                               ------------- ------------- ---------------- ---------- ----------- -----------
                                                                    (in millions, except per share data)
STATEMENT OF OPERATIONS DATA:
Sales ........................................  $ 1,405.5     $ 1,037.0       $  546.5       $  158.9   $  543.1    $  166.8
Operating income .............................      150.5         100.3           51.5(3)         7.9       43.7         4.7
Interest expense, net ........................       55.1          46.9           28.5            8.4       24.2         4.5
Provision (benefit) for income taxes .........       36.7          20.9           10.7           (0.2)       7.8         1.2
Net income (loss) ............................       58.7          32.6           12.3(3)        (0.3)      11.7        (1.0)
Earnings per common share:
 Basic .......................................  $    1.83    $     1.32      $    0.62(3)
 Diluted .....................................       1.75          1.26           0.61(3)
Weighted average common shares
 outstanding:
 Basic .......................................       32.1          24.7           20.0
 Diluted .....................................       33.5          25.9           20.0
BALANCE SHEET DATA
 (AT PERIOD END):
Working capital ..............................  $   249.4     $   157.8       $  143.2                  $   98.8    $   21.1
Total assets .................................    1,633.8       1,285.4          697.0                     590.6       228.5
Long-term debt ...............................      605.0         605.0          392.0
Invested equity ..............................                                                             473.6       194.7
Shareholders' equity .........................      583.2         300.0          113.7


----------
(1)   Reflects the L-3 Acquisition effective April 1, 1997.

(2) Reflects the Predecessor company's ownership of nine business units acquired by Lockheed Martin Corporation from Loral effective April 1, 1996. Prior to April 1, 1996, the Predecessor Company was comprised only of Communications Systems -- East.

(3) Includes a nonrecurring, noncash compensation charge of $4.4 million ($0.22 per share) related to the initial capitalization of the Company, which was recorded effective April 1, 1997.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


GENERAL

     The Company is a leading merchant supplier of sophisticated secure communication systems and specialized communication products. These systems and products are critical elements of virtually all major communication, command and control, intelligence gathering and space systems. The Company's customers include the DoD, certain U.S. government intelligence agencies, major aerospace and defense contractors, foreign governments and commercial customers. The Company has two reportable segments, Secure Communication Systems and Specialized Communication Products.

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

     All domestic government contracts and subcontracts of the Company are subject to audit and various cost controls, and include standard provisions for termination for the convenience of the U.S. government. Multi-year U.S. government contracts and related orders are subject to cancellation if funds for contract performance for any subsequent year become unavailable. Foreign government contracts generally include comparable provisions relating to termination for the convenience of the relevant foreign government.


 ACQUISITION HISTORY

     In April 1997 the Company completed the L-3 Acquisition and acquired the Predecessor Company which was comprised of nine business units that Lockheed Martin acquired from Loral in April 1996 and one business unit purchased by Lockheed Martin as part of its acquisition of the aerospace business of General Electric in April 1993.

     On February 5, 1998, March 4, 1998 and March 30, 1998 the Company purchased the assets of the Satellite Transmission Systems division ("STS") of California Microwave, Inc., ILEX Systems ("ILEX") and Ocean Systems business ("Ocean Systems") of the former AlliedSignal Inc. for cash of $26.1 million, $54.3 million and $68.8 million, respectively. On August 13, 1998, the Company purchased all of the outstanding stock of SPD Technologies, Inc. ("SPD") for $238.3 million of cash, including expenses, net of cash acquired. SPD, STS, ILEX and Ocean Systems collectively comprise the "1998 Acquisitions". Additionally, during 1998 the Company purchased several other operations and product lines, which individually and in the aggregate were not material to the results of operations or financial position of the Company. In August 1999, the Company issued 150,955 shares of common stock of Holdings valued at $6.4 million as additional consideration for the ILEX acquisition based on the 1998 financial performance of ILEX. At December 31, 1999, the Company recorded an other current liability of $6.1 million for shares of common stock to be issued in 2000 as additional consideration for the ILEX acquisition based on the 1999 financial performance of ILEX. The remaining contingent consideration for the ILEX acquisition, payable in 2001, will be based on ILEX's 2000 financial performance.

     On January 8, 1999, the Company acquired all of the outstanding common stock of Microdyne Corporation ("Microdyne") for $94.2 million in cash, including expenses and the repayment of assumed debt, net of cash acquired. On April 16, 1999, the Company acquired all of the outstanding common stock of Aydin Corporation ("Aydin") for $60.0 million, in cash, including expenses, net of cash acquired. On June 30, 1999, the Company acquired all of the outstanding common stock of Interstate Electronics Corporation ("IEC") of Scott Technologies Inc. for $40.6 million in cash, including expenses. Collectively, the acquisitions of Microdyne, Aydin and IEC comprise the "1999 Acquisitions". See pro forma disclosures in Note 4 to the financial statements.

     On December 31, 1999, the Company completed its acquisition of the assets of the Space and Navigation business ("Space & Nav") from Honeywell, for $55.0 million in cash plus expenses, subject to adjustment based on closing date net assets, as defined.

     On February 10, 2000, the Company acquired the assets of the TDTS business of Raytheon for $160.0 million in cash plus expenses, subject to adjustment based on closing date net working capital, as defined. Following the acquisition the Company changed the name of TDTS to Link Simulation and Training. The acquisition was financed using borrowings under the Company's Senior Credit Facilities.

     On February 14, 2000, the Company acquired the assets of TrexCom for $50.2 million in cash, plus expenses, subject to adjustment based on closing date net worth, as defined. The acquisition was financed using borrowings under the Company's Senior Credit Facilities.

     On February 10, 2000, the Company entered into an asset purchase agreement to acquire the Traffic Alert and Collision Avoidance System ("TCAS") product line from Honeywell for a purchase price of $225.0 million in cash, subject to adjustment based on closing date net assets, as defined. In addition, on February 25, 2000 the Company entered into a Memorandum of Agreement ("MOA") with Thomson-CSF Sextant S.A. ("Sextant"), a subsidiary of Thomson-CSF, under which L-3 will purchase the assets of TCAS from Honeywell, create a limited liability corporation for TCAS (the "TCAS LLC"), contribute 100% of the TCAS assets to TCAS LLC, and sell a 30% interest in the TCAS LLC to Sextant for a cash purchase price equal to 30% of the final purchase price paid by the Company for TCAS (collectively, the "TCAS LLC Transaction"). L-3 will maintain operating management of the TCAS LLC and expects to consolidate it. The MOA will terminate if the TCAS LLC Transaction is not consummated by May 31, 2000. L-3 expects to finance the TCAS acquisition with borrowings under the Company's existing credit facilities and a new revolving 364 day senior credit facility for $250.0 million. The TCAS acquisition and the TCAS LLC Transaction are subject to regulatory approval by United States agencies and the European Union Commission.


     All of the acquisitions have been accounted for as purchase business combinations and are included in the Company's results of operations from their respective effective dates.


RESULTS OF OPERATIONS


     The following information should be read in conjunction with the Consolidated (Combined) Financial Statements, which reflect the Company's results of operations from the effective date of the L-3 Acquisition, April 1, 1997. The financial statements also reflect the results of operations of the Predecessor Company for the three months ended March 31, 1997. The results of operations for the periods presented are significantly affected by the timing of the Company's acquisitions.


     The results of operations of the Predecessor Company include certain costs and expenses allocated to it by Lockheed Martin for corporate office and certain other expenses primarily using an allocation methodology prescribed by U.S. government regulations for government contractors. Pension and postretirement benefit costs were allocated based on employee headcount. Interest expense was allocated to the Predecessor Company based on Lockheed Martin's actual weighted average consolidated interest rate applied to the portion of the beginning of the year invested equity deemed to be financed by consolidated debt based on Lockheed Martin's debt to equity ratio on such date. The provision (benefit) for income taxes was prepared on a separate taxpayer basis, calculated by applying statutory rates to reported pre-tax income after considering items that do not enter into the determination of taxable income and tax credits related to the Predecessor Company. Accordingly, the results of operations of the Predecessor Company may not be the same as would have occurred had the Predecessor Company been an independent entity.


     The following table provides selected income statement data for the Company for the years ended December 31, 1999 ("1999") and 1998 ("1998") and the nine-month period ended December 31, 1997 and for the Predecessor Company for the three-month period ended March 31, 1997. For purposes of the discussion of the results of operations, results for the year ended December 31, 1997 ("1997") were prepared by combining, without adjustment, the results of operations of the Company for the nine-month period ended December 31, 1997 with those of the Predecessor Company for the three-month period ended March 31, 1997. Prior year reported segment information has been restated to conform to the 1999 presentation of the Company's reportable segments.

                                                                       YEAR ENDED DECEMBER 31, 1997
                                                               --------------------------------------------
                                                                                PREDECESSOR
                                           COMPANY                COMPANY         COMPANY
                                 ---------------------------   --------------   -------------
                                                                 NINE MONTHS     THREE MONTHS
                                   YEAR ENDED DECEMBER 31,          ENDED           ENDED
                                 ---------------------------    DECEMBER 31,      MARCH 31,         1997
                                     1999           1998            1997             1997         COMBINED
                                 ------------   ------------   --------------   -------------   -----------
Sales(1):
Secure Communication
 Systems .....................    $   542.9      $   483.5        $  307.6         $  84.9       $  392.5
Specialized Communication
 Products ....................        862.6          553.5           238.9            74.0          312.9
                                  ---------      ---------        --------         -------       --------
    Total ....................    $ 1,405.5      $ 1,037.0        $  546.5         $ 158.9       $  705.4
                                  =========      =========        ========         =======       ========
Operating income before
 noncash compensation
 charge:
 Secure Communication
   Systems ...................    $    47.0      $    39.9        $   25.8         $   0.1       $   25.9
 Specialized Communication
   Products ..................        103.5           60.4            30.0             7.8           37.8
                                  ---------      ---------        --------         -------       --------
    Total ....................        150.5          100.3            55.8             7.9           63.7
Noncash compensation charge(2)           --             --          (  4.4)             --         (  4.4)
                                  ---------      ---------        --------         -------       --------
Operating income .............    $   150.5      $   100.3        $   51.4         $   7.9       $   59.3
                                  =========      =========        ========         =======       ========
Depreciation and amortization
 expenses included in
 operating income:
 Secure Communication
   Systems ...................    $    18.4      $    17.3        $   12.9         $   5.2       $   18.1
 Specialized Communication
   Products ..................         35.3           23.1             9.3             2.6           11.9
 Noncash compensation
   charge ....................           --             --             4.4              --            4.4
                                  ---------      ---------        --------         -------       --------
    Total ....................    $    53.7      $    40.4        $   26.6         $   7.8       $   34.4
                                  =========      =========        ========         =======       ========
EBITDA(3)
 Secure Communication
   Systems ...................    $    65.4      $    57.2        $   38.7         $   5.3       $   44.0
 Specialized Communication
   Products ..................        138.8           83.5            39.3            10.4           49.7
                                  ---------      ---------        --------         -------       --------
    Total ....................    $   204.2      $   140.7        $   78.0         $  15.7       $   93.7
                                  =========      =========        ========         =======       ========

----------
(1) Sales are after intersegment eliminations. See Note 17 to the Consolidated (Combined) Financial Statements.

(2) The Company did not include the 1997 noncash compensation charge of $4.4 million in its internal measure of reportable segment profitability because that charge was not related to the operations of the segments.

(3) EBITDA is defined as operating income plus depreciation expense and amortization expense (excluding the amortization of debt issuance costs) and the 1997 nonrecurring, noncash compensation charge of $4.4 million. EBITDA is not a substitute for operating income, net income or cash flows from operating activities as determined in accordance with generally accepted accounting principles as a measure of profitability or liquidity. EBITDA is presented as additional information because the Company believes it to be a useful indicator of the Company's ability to meet debt service and capital expenditure requirements.

     1999 COMPARED TO 1998. Sales increased $368.5 million to $1,405.5 million in 1999 and was comprised of growth in sales of $59.4 million for the Secure Communication Systems segment and $309.1 million for the Specialized Communication Products segment. Operating income increased $50.2 million to $150.5 million in 1999. Operating income as a percentage of sales ("operating margin") improved to 10.7% from 9.7%. Depreciation and amortization expenses increased $13.3 million to $53.7 million in 1999, reflecting increased goodwill amortization associated with acquisitions and additional depreciation related to capital expenditures and acquired businesses. EBITDA for 1999 increased $63.5 million to $204.2 million. EBITDA as a percentage of sales ("EBITDA margin") improved to 14.5% in 1999 from 13.6% in 1998. Basic earnings per common share ("EPS") and diluted EPS grew 38.6% to $1.83 and 38.9% to $1.75, respectively. Basic weighted-average common shares outstanding and diluted weighted-average common shares outstanding increased 30.1% and 29.4%, respectively, principally because of the timing of the issuance of 5.0 million shares of common stock in connection with Holding's February 1999 stock offering.

     Sales of the Secure Communication Systems segment increased $59.4 million or 12.3% to $542.9 million in 1999. Operating income increased $7.1 million to $47.0 million. Operating margin improved to 8.7% from 8.3%. The increase in sales was primarily attributable to greater sales on the U-2 Support Program, secure telephone equipment (STE) and airport security systems and the Microdyne acquisition. These sales gains were partially offset by lower sales on certain high data rate communication systems programs, communication subsystems for the International Space Station (ISS) and local management device/key processor (LMD/KP) units consistent with the scheduled phasedown of these programs. The improvement in operating margin was principally attributable to improved margins on military communication systems and high data rate communication systems arising from cost reductions and operating efficiencies and sales volume increases on STE, partially offset by lower margins from the Microdyne acquired businesses and costs incurred for network security systems. EBITDA increased $8.2 million to $65.4 million and EBITDA margin improved to 12.0% in 1999 from 11.8% in 1998. The increases in EBITDA and EBITDA margin were attributable to the items affecting the trends in operating income.

     Sales of the Specialized Communication Products segment increased $309.1 million or 55.8% to $862.6 million in 1999. Operating income increased $43.1 million to $103.5 million in 1999, and operating margin increased to 12.0% from 10.9%. The increase in sales was principally attributable to the timing of the Aydin and IEC acquisitions in 1999 and the SPD and Ocean Systems acquisitions in 1998, as well as volume increases on ocean products, primarily for power distribution, control and conversion systems for both military and commercial applications, commercial aviation recorders and space and satellite control products. These sales gains were partially offset by lower volume on microwave components and decreased shipments of displays and antenna products. The increase in operating margin was principally attributable to higher margins on ocean products and aviation recorders attributable to volume increases and cost reductions, higher margins from the SPD acquired business which was included in the results of operations in 1998 for six months, and improved margins in 1999 for the STS business acquired in February 1998. These operating margin improvements were partially offset by lower operating margins for the Aydin and IEC acquired businesses, and lower margins on microwave components and antenna products principally attributable to declines in sales. EBITDA increased $55.3 million to $138.8 million in 1999, and EBITDA margin increased to 16.1% from 15.1% in 1998. The changes in EBITDA and EBITDA margin were primarily attributable to the items affecting the trends in operating income.

     Interest expense, net of interest and other income, increased $8.2 million to $55.1 million in 1999 and reflects the higher average outstanding debt during 1999 compared with 1998 principally because of the $200.0 million of senior subordinated notes sold by the Company in December 1998. Interest and other income for 1999 includes $0.4 million for a gain on the sale of a business. The income tax provision for 1999 reflects the Company's effective income tax rate for 1999 of 38.5%, compared with the effective tax rate of 39.1% for 1998.

     1998 COMPARED TO 1997. Sales increased $331.6 million to $1,037.0 million in 1998. Operating income increased $41.0 million to $100.3 million in 1998. Operating income for 1997 includes a non-recurring noncash compensation charge of $4.4 million ($0.22 per share) recorded effective April 1, 1997 related to the initial capitalization of the Company. Excluding this charge, operating margin for 1997 would have been 9.0%. Excluding the 1997 noncash compensation charge, 1998 depreciation and amortization expenses increased $10.4 million to $40.4 million in 1998, reflecting increased goodwill amortization associated with acquisitions and additional depreciation related to capital expenditures. EBITDA for 1998 increased $47.0 million to $140.7 million. EBITDA margin improved to 13.6% from 13.3%.


     Sales of the Secure Communication Systems segment increased $91.0 million or 23.2% to $483.5 million in 1998. Operating income increased $14.0 million to $39.9 million. Operating margin improved to 8.3% from 6.6%. The increase in sales was primarily attributable to the ILEX acquired business and increased production and shipments of the CHBDL and Raptor high data rate communications systems, UAV programs, and STE, partially offset by a decline in sales on the ISS program. The increase in operating income was principally attributable to acquisitions and improved margins on space communication systems, military communication systems and space control systems, the 1998 sales growth and the negative impact on prior year operating income resulting from $3.3 million of costs related to certification efforts for the explosive detection system ("EDS"). EBITDA increased $13.2 million to $57.2 million in 1998 and EBITDA margin improved to 11.8% in 1998 from 11.2% in 1997. The increases in EBITDA and EBITDA margin were attributable to the items affecting the trends in operating income.


     Sales of the Specialized Communication Products segment increased $240.6 million or 76.9% to $553.5 million in 1998. Operating income increased $22.6 million to $60.4 million in 1998, while operating margin decreased to 10.9% from 12.1%. The increase in sales was principally attributable to the Ocean Systems, STS and SPD acquired businesses and volume increases in aviation recorders, display products on the E2C and V-22 platforms and microwave components for RF safety and monitoring, partially offset by lower sales volume on commercial telecommunications products. Sales for 1997 also included $1.8 million from a business which was sold in 1997. The decrease in operating margin for 1998 is principally attributable to the lower margins from the STS acquired business, partially offset by improved margins on aviation recorders, display products and microwave monitoring components. EBITDA increased $33.8 million to $83.5 million in 1998, while EBITDA margin declined to 15.1% in 1998 from 15.9% in 1997. The changes in EBITDA and EBITDA margin were primarily attributable to the items affecting the trends in operating income.


     Interest expense, net increased $10.0 million to $46.9 million in 1998 and was primarily attributable to higher average outstanding debt balances during 1998. The effective income tax rate for 1998 was 39.1% compared with 46.4% for 1997, which reflected the Company's $4.4 million non-recurring, noncash compensation charge and the Predecessor Company's amortization expense for costs in excess of net assets acquired, both of which were not deductible for income tax purposes.


LIQUIDITY AND CAPITAL RESOURCES


BALANCE SHEET


     Contracts in process increased $133.1 million in 1999, of which $104.3 million of the balance at December 31, 1999 was related to businesses acquired during 1999. The remaining increase was principally from (i) increases in unbilled contract receivables arising from an increase in programs entering the production phase wherein unbilled costs and profits generally exceed progress payments received from the customers until contract shipments are completed and
(ii) increases in inventory for production on certain commercial programs and products. The increases in property, plant and equipment, intangibles, accounts payable, accrued expenses and other current liabilities were principally related to acquired businesses.

STATEMENT OF CASH FLOWS

     The following table provides cash flow statement data for the Company and the Predecessor Company:


                                                                    YEAR ENDED DECEMBER 31, 1997
                                                             -------------------------------------------
                                                                               PREDECESSOR
                                          COMPANY               COMPANY          COMPANY
                                        -----------          --------------   ------------
                                                                                 THREE
                                                              NINE MONTHS       MONTHS
                                  YEAR ENDED DECEMBER 31,        ENDED           ENDED
                                  ------------------------    DECEMBER 31,      MARCH 31,        1997
                                     1999          1998           1997            1997         COMBINED
                                  ----------   -----------   --------------   ------------   -----------
Net cash from (used in)
 operating activities .........    $   99.0     $   85.1        $   73.9        $ (16.3)      $   57.6
Net cash (used in) investing
 activities ...................      (284.8)      (472.9)         (457.8)         ( 4.3)        (462.1)
Net cash from financing
 activities ...................       202.4        336.4           461.4           20.6          482.0

OPERATING ACTIVITIES

     During 1999, L-3 generated $99.0 million in cash from operating activities, an increase of $13.9 million over 1998. Earnings plus noncash costs and expenses and the deferred portion of the income tax provision increased $55.6 million to $151.8 million in 1999 from $96.2 million in 1998 because of growth in the Company's level of operations. During 1999 cash invested in operating assets and liabilities increased $52.8 million compared with $11.1 million for 1998. The increase was principally related to the greater working capital requirements primarily in contracts in process. Operating activities are a principal source of L-3's cash flows. Over the past three years cash generated from operating activities was $241.7 million which was partially used to fund capital expenditures and acquisitions.


INVESTING ACTIVITIES

     Since L-3's formation in April 1997, the Company has actively pursued its acquisition strategy. In 1999 the Company invested $272.2 million in acquisitions primarily for the 1999 Acquisitions and Space & Nav. In 1998 cash invested in acquisitions was $448.0 million including $389.7 million for the 1998 Acquisitions and $58.3 million for the purchase of other operations and product lines.

     The Company's capital expenditures typically relate primarily to improvement of manufacturing facilities and equipment. The Company expects that its capital expenditures for 2000 will be approximately $40.0 million, including those of the TrexCom and Link Simulation and Training businesses acquired in February 2000.


FINANCING ACTIVITIES

     On February 4, 1999, Holdings sold 5.0 million shares of common stock in a public offering for $42.00 per share (the "February 1999 Common Stock Offering"); the net proceeds of $201.5 million were contributed to the Company and partially used to repay borrowings made in January 1999 under the Senior Credit Facilities to finance the Microdyne acquisition. In addition, 6.5 million shares were sold in the February 1999 Common Stock Offering by the Lehman Partnership and Lockheed Martin. In October 1999, Lockheed Martin sold its remaining ownership interest in Holdings' common stock in a private transaction. In December 1999, the Lehman Partnership distributed approximately
3.8 million shares of its common stock of Holdings to its partners. At December 31, 1999 the Lehman Partnership owned approximately 16.8% and Lockheed Martin owned none of the outstanding shares of Holdings' common stock.

     During 1999, the Senior Credit Facilities were amended to increase the Company's revolving credit facilities by $15.0 million to $400.0 million. At December 31, 1999, available borrowings under the revolving credit facilities were $309.3 million after reductions for outstanding letters of credit of $90.7 million. In February 2000, the Company financed its acquisitions of TrexCom and Link Simulation and Training with $210.2 million of borrowings under the revolving credit facilities.

     On May 19, 1998, Holdings sold 6.9 million shares of its common stock in an initial public offering (the "IPO") for $22.00 per share; the net proceeds of $139.5 million were contributed to the Company.

     In April 1997, May 1998 and December 1998, the Company sold $225.0 million of 10 3/8% senior subordinated notes due 2007, $180.0 million of 8 1/2% senior subordinated notes, and $200.0 million of 8% senior subordinated notes, respectively (collectively, the "Senior Subordinated Notes"), whose net proceeds amounted to $209.4 million, $173.8 million and $192.8 million, respectively, after debt issuance costs.

     The Senior Credit Facilities and the Senior Subordinated Notes contain financial covenants which remain in effect so long as any amount is owed or any commitment to lend exists thereunder by L-3 Communications. As of December 31, 1999, L-3 Communications had been in compliance with these covenants at all times. The borrowings under the Senior Credit Facilities are guaranteed by Holdings and by substantially all of the Company's subsidiaries. The payments of principal and premium, if any, and interest on the Senior Subordinated Notes are unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by substantially all of the Company's subsidiaries, all of which are wholly owned subsidiaries. See Note 7 to Consolidated (Combined) Financial Statements for a description of the Company's debt and related financial covenants at December 31, 1999.

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


MARKET RISKS

     All of the Company's market risk sensitive instruments are entered into for purposes other than trading.

     Interest Rate Risk. The Company's financial instruments that are sensitive to changes in interest rates include borrowings under the Senior Credit Facilities and purchased interest rate cap contracts and written interest rate floor contracts, all of which are denominated in U.S. dollars. The interest rates on the Senior Subordinated Notes are fixed-rate, and therefore, are not affected by changes in interest rates.
To mitigate risks associated with changing interest rates on borrowings under the Senior Credit Facilities which bear interest at variable rates the Company entered into interest rate cap and floor contracts (the "interest rate agreements"). The purchased interest rate cap provides protection against increases in interest rates on borrowings to the extent (i) those borrowings are less than or equal to the notional amount of the cap contract and (ii) the interest rate paid on the borrowings rises above the cap reference rate plus the Company's applicable borrowing spread. Conversely, the written interest rate floor limits the ability of the Company to enjoy decreases in interest rates on its borrowings to the extent (i) those borrowings are less than or equal to the notional amount of the floor contract and (ii) the interest rate paid on those borrowings falls below the floor reference rate plus the Company's applicable borrowing spread. The Company manages exposure to counterparty credit risk by entering into the interest rate agreements only with major financial institutions that are expected to perform fully under the terms of such agreements. Cash payments between the Company and the counterparties are made (received) at the end of each quarter to the extent due under the terms of the interest rate agreements. Such payments

(amounts received) are recorded as adjustments to interest expense and were not material to interest expense or cash flows for 1999, 1998 or for the nine-month period ended December 31, 1997. Additional data on the Company's debt obligations, its applicable borrowing spreads included in the interest rates it pays on borrowings under the Senior Credit Facilities and interest rate agreements are provided in Notes 7 and 8 to the Consolidated (Combined) Financial Statements.

     The weighted average interest rate on the Senior Subordinated Notes is 9.03%. The Senior Subordinated Notes mature in 2007 and 2008 and there are no scheduled principal payments before their maturity dates. There were no borrowings outstanding under the Senior Credit Facilities at the end of 1999. For the interest rate agreements, the table below presents significant contract terms and fair values at December 31, 1999.


                                           CAPS                FLOORS
                                    ------------------   ------------------
                                                ($ in millions)
Notional amount .................              $100.0                 $50.00
Cap/floor interest rate .........               7.50%                  5.50%
Reference rate ..................               LIBOR                  LIBOR
Designated maturity .............           Quarterly              Quarterly
Expiration date .................      March 28, 2002         March 28, 2002
Fair value ......................                $0.4                   $0.0

     Foreign Currency Exchange Risk. The Company conducts certain of its operations outside the U.S. in functional currencies other than the U.S. dollar. The Company's exposure to foreign currency exchange risk related to these foreign operations is not material to the Company's results of operations, cash flows or financial position.

     Equity Price Risk. The Company's investments in common equities are subject to equity price risks. Both the carrying values and estimated fair values of such instruments amounted to $12.1 million at the end of 1999.


BACKLOG

     The Company's funded backlog at December 31, 1999, 1998 and 1997 was $1,003.7 million, $855.9 million and $516.9 million, respectively. Funded orders for the Company for 1999, 1998 and 1997 were $1,423.1 million, $1,057.0 million and $709.6 million, respectively. It is expected that approximately 77% of the backlog at December 31, 1999 will be recorded as sales during the year ending December 31, 2000. However, there can be no assurance that the Company's backlog will become revenues in any particular period, if at all. Approximately 64% of the total backlog at December 31, 1999 was directly or indirectly for defense contracts for end use by the U.S. government. Approximately $857.8 million of total backlog at December 31, 1999 was directly or indirectly for U.S. and foreign government defense contracts, and approximately $31.6 million of the backlog was directly or indirectly for U.S. and foreign government non-defense contracts. Foreign customers accounted for approximately $263.8 million of the backlog.


RESEARCH AND DEVELOPMENT

     Research and development costs including bid and proposal costs ("R&D costs") sponsored by the Company for 1999, 1998 and for the nine-month period ended December 31, 1997 were $76.1 million, $59.9 million and $28.9 million, respectively. Customer-funded research and development for 1999, 1998 and the nine-month period ended December 31, 1997 were $226.3 million, $181.4 million and $83.7 million, respectively. R&D costs sponsored by the Predecessor Company and customer-funded research and development were $12.0 million and $33.4 million, respectively, for the three-month period ended March 31, 1997. The decrease in customer-funded research and development in 1997 was primarily attributable to the transition of research and development programs into production.


CONTINGENCIES

     See Note 13 to the Consolidated (Combined) Financial Statements.

RECENTLY ISSUED AND PROPOSED ACCOUNTING STANDARDS

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

     In September 1999, the FASB issued a proposed new accounting standard for business combinations that, among other things, would change the accounting for and display of goodwill and other intangibles recorded in business acquisitions for transactions after January 1, 2001. An important aspect of the proposal is that goodwill amortization would be displayed as a separate element in the Statement of Operations, net of applicable income tax benefits, and related earnings per share effects could be displayed. On the basis presented in the proposed accounting standard, L-3 estimates that it would have reported diluted earnings per share before amortization of goodwill of $2.29 in 1999, $1.70 in 1998, and $0.83 for the nine-month period ended December 31, 1997. There can be no assurance that this proposed accounting standard will be issued.


INFLATION

     The effect of inflation on the Company's sales and earnings has not been significant. Although a majority of the Company's sales are made under long-term contracts, the selling prices of such contracts, established for deliveries in the future, generally reflect estimated costs to be incurred in these future periods. In addition, some contracts provide for price adjustments through escalation clauses.


YEAR 2000

     The Company has not experienced any impact to its business since the Year 2000 roll-over either internally or from its customers and infrastructure suppliers. The planned phases of the Year 2000 efforts have been completed with total cost for all the efforts of $18.7 million which included $6.2 million of capitalized costs. Because the Company's business units operate autonomously, each business unit had undertaken efforts to identify and mitigate Year 2000 issues related to their information systems, products, facilities, suppliers and customers; such effects were coordinated through a Company wide program instituted to oversee, guide and track each business unit's Year 2000 efforts. Additionally, contingency plans for suppliers, customers, critical systems and utilities impacted by Year 2000 issues were developed. A scaled down organizational structure for the program will remain in place through the end of the first quarter 2000 to address any unanticipated occurrences that arise. Although the Company has experienced no failures in infrastructure systems and in the customer and supply chains since the Year 2000 roll-over, the likelihood and effect of such failure cannot be estimated, but such a failure could potentially result in a material adverse impact on results of operations, liquidity or financial position of the Company. The Year 2000 effort costs reflected above could change in the event of any unknown Year 2000 related occurrence during the remainder of the year ending December 31, 2000.


FORWARD-LOOKING STATEMENTS

     Certain of the matters discussed concerning our operations, cash flows, financial position, economic performance, and financial condition, including in particular, the likelihood of our success in developing and expanding our business and the realization of sales from backlog, include forward looking statements within the meaning of section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are predictive in nature, that depend upon or refer to events or conditions or that include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates" and similar expressions are forward looking statements. Although we believe that these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flow, research and development costs, working capital, capital expenditures and other projections, they are subject to several risks and uncertainties, and therefore, we can give no assurance that these statements will be achieved. Such statements will also be influenced by factors such as our dependence on the defense industry and the business risks peculiar to that industry including changing priorities or reductions in the U.S. government defense budget; our reliance on contracts with a limited number of agencies of, or contractors to, the U.S. government and the possibility of termination of government contracts by unilateral government action or for failure to perform; the ability to obtain or the timing of obtaining future government contracts; the availability of government funding and customer requirements; economic conditions, competitive environment, international business and political conditions, timing of international awards and contracts; our extensive use of fixed price contracts as compared to cost plus contracts; our ability to identify future acquisition candidates or to integrate acquired operations; the rapid change of technology in the communication equipment industry; the high level of competition in the communications equipment industry; our introduction of new products into commercial markets or our investments in commercial products or companies; the significant amount of our debt and the restrictions contained in our debt agreements; Year 2000 issues; collective bargaining labor disputes; pension, environmental or legal matters or proceedings and various other market, competition and industry factors, many of which are beyond our control. Investors are cautioned that any such statements are not guarantees of future performance and the actual results or developments may differ materially from the expectations expressed in the forward looking statements.


     As for the forward-looking statements that relate to future financial results and other projections, actual results will be different due to the inherent nature of projections and may be better or worse than projected. Given these uncertainties, you should not place any reliance on these forward-looking statements. These forward-looking statements also represent our estimates and assumptions only as of the date that they were made. We expressly disclaim a duty to provide updates to these forward-looking statements, and the estimates and assumptions associated with them, after the date of this filing to reflect events or changes or circumstances or changes in expectations or the occurrence of anticipated events.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     Data regarding quantitative and qualitative disclosures related to the Company's market risk sensitive financial instruments are presented in "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources -- Market Risks" included herein under Item 7 and in Note 8 to the consolidated (combined) Financial Statements.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     See Financial Statements beginning on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table provides information concerning the directors and executive officers of the Registrant as of March 7, 2000.




NAME                                 AGE                          POSITION
---------------------------------   -----   ---------------------------------------------------
Frank C. Lanza ..................   68      Chairman, Chief Executive Officer and Director
Robert V. LaPenta ...............   54      President, Chief Financial Officer and Director
Michael T. Strianese ............   44      Vice President -- Finance and Controller
Christopher C. Cambria ..........   41      Vice President -- General Counsel and Secretary
Robert F. Mehmel ................   37      Vice President -- Planning and Assistant Secretary
Lawrence W. O'Brien .............   50      Vice President -- Treasurer
Joseph S. Paresi ................   44      Vice President -- Product Development
Lawrence H. Schwartz ............   62      Vice President -- Business Development
Jimmie V. Adams .................   63      Vice President -- Washington D.C. Operations
Robert Riscassi .................   63      Vice President -- Washington D.C. Operations
David J. Brand ..................   38      Director
Thomas A. Corcoran ..............   55      Director
Alberto M. Finali ...............   45      Director
Robert B. Millard ...............   49      Director
John E. Montague ................   45      Director
John M. Shalikashvili ...........   63      Director
Alan M. Washkowitz ..............   59      Director

     All Executive Officers serve at the discretion of the Board of Directors.

     The remaining information called for by Item 10 is incorporated herein by reference to the definitive proxy statement relating to Holdings' Annual Meeting of Shareholders to be held on April 25, 2000. Holdings will file such definitive proxy statement with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

     The information called for by Item 11 is incorporated herein by reference to the definitive proxy statement referred to above in Item 10.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by Item 12 is incorporated herein by reference to the definitive proxy statement referred to above in Item 10.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by Item 13 is incorporated herein by reference to the definitive proxy statement referred to above in Item 10.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(A) 1. FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT:




                                                                                         PAGE
                                                                                        NUMBER
                                                                                       -------
Report of Independent Auditors .......................................................   F-2
Consolidated Balance Sheets as of December 31, 1999 and December 31, 1998 ............   F-3
Consolidated (Combined) Statements of Operations for the years ended December 31, 1999 and 1998, nine months ended December 31, 1997 and three months ended
 March 31, 1997 ......................................................................   F-4
Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999
 and 1998, and nine months ended December 31, 1997 ...................................   F-5
Consolidated (Combined) Statements of Cash Flows for the years ended December 31, 1999 and 1998, nine months ended December 31, 1997, and three months ended March 31,
 1997 ................................................................................   F-6
Notes to Consolidated (Combined) Financial Statements ................................   F-7

(A) 2. FINANCIAL STATEMENT SCHEDULES

     Not applicable


(B) REPORTS FILED ON 8-K.

     None


(C) EXHIBITS

     Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference to such previous filings.




     EXHIBIT NO.                      DESCRIPTION OF EXHIBIT
----------------- -----------------------------------------------------------------

     3.1          Certificate of Incorporation of L-3 Communications Holdings, Inc.
                  (incorporated by reference to Exhibit 3.1 to the Registrant's
                  Registration Statement of Form S-1 No. 333-46975).

     3.2 By laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form
                  S-1 No. 333-46975)

     4.1          Form of Common Stock Certificate (incorporated by reference to
                  Exhibit 4.1 to the Registrant's Registration Statement on Form
                  S-1 No. 333-46975).

    10.1          Amended and Restated Credit Agreement, dated as of August 13,
                  1998 among L-3 Communications Corporation and lenders named therein (incorporated by reference to Exhibit 99.1 to L-3
                  Communication Corporation's Quarterly Report On Form 10-Q for the
                  quarterly period ended September 30, 1998.)

    10.2          364 Day Credit Agreement, dated August 13, 1998 among L-3
                  Communications and lenders named therein (incorporated by reference to exhibit 99.2 to L-3 Communications Corporation's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  September 30, 1998).

    10.3          Indenture dated as of April 30, 1997 between L-3 Communications
                  Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to L-3 Communications Corporation's
                  Registration Statement on Form S-4 No. 333-31649).

    10.31         Indenture dated as of May 22, 1998 between L-3 Communications and
                  The Bank of New York, as Trustee (incorporated by reference to
                  Exhibit 10.6 to L-3 Communications Corporation's Registration
                  Statement on Form S-4 No. 333-70199).

    10.32         Indenture dated as of December 11, 1998 among L-3 Communications
                  Corporation, the Guarantors named therein and The Bank of New
                  York, as Trustee (incorporated by reference to Exhibit 10.32 to Registrant's Registration Statement on Form S-1, No. 333-70125).

    10.4          Stockholders Agreement dated as of April 30, 1997 among L-3
                  Communications Holdings, Inc. and the stockholders parties thereto (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 No. 333-46975).

    10.5 Transaction Agreement dated as of March 28, 1997, as amended, among Lockheed Martin Corporation, Lehman Brothers Capital
                  Partners III, L.P., Frank C. Lanza, Robert V. LaPenta and L-3
                  Communications Holdings, Inc. (incorporated by reference to
                  Exhibit 10.4)

    10.6 Employment Agreement dated April 30, 1997 between Frank C. Lanza and L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on
                  Form S-1 No. 333-46975).

    10.7          Employment Agreement dated April 30, 1997 between Robert V.
                  LaPenta and L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 10.51 to the Registrant Statement on Form
                  S-1 No. 333-46975).

    10.8          Limited Noncompetition Agreement dated April 30, 1997 Lockheed
                  Martin Corporation and L-3 Communications Corporation
                  (incorporated by reference to Exhibit 10.7 to the Registrant's
                  Registration Statement on Form S-1 No. 333-46975).

    10.9          Asset Purchase Agreement dated as of December 19, 1997 between
                  L-3 Communications Corporation and California Microwave, Inc.
                  (incorporated by reference to Exhibit 10.8 to the Registrant's
                  Registration Statement on Form S-1 No. 333-46975).

    10.91         Asset Purchase Agreement dated as of February 10, 1998 between
                  FAP Trust and L-3 Communications Corporation (incorporated by reference to Exhibit 10.81 to the Registrant's Registration
                  Statement on Form S-1 No. 333-46975).

    10.92         Asset Purchase Agreement dated as of March 30, 1998 among
                  AlliedSignal Inc., AlliedSignal Technologies, Inc., AlliedSignal
                  Deutschland GMBH and L-3 Communications Corporation (incorporated by reference to Exhibit 10.82 to the Registrant's Registration
                  Statement on Form S-1 No. 333-46975).

    10.93         Agreement and Plan of Merger dated as of December 3, 1998 among
                  L-3 Communications, LM Acquisition Corporation and Microdyne
                  Corporation (incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K filed on December 9,
                  1998).

    10.10 Form of Stock Option Agreement of Employee Options (incorporated by reference to Exhibit 10.9 to the Registrant's Registration
                  Statement on Form S-1 No. 333-46975).

    10.11         1997 Stock Option Plan for Key Employees (incorporated by
                  reference to Exhibit 10.11 to Registrant's Registration Statement
                  on Form S-1, No. 333-70125).

    10.12 Non-Qualified Stock Option Agreement dated as of April 30, 1997 by and between L-3 Communications Holdings, Inc. and Frank C.
                  Lanza (incorporated by reference to Exhibit 10.12 to Registrant"
                  Registration Statement on Form S-1, No. 333-70125).

    10.13 Non-Qualified Stock Option Agreement dated as of April 30, 1997 by and between L-3 Communications Holdings, Inc. and Robert V.
                  LaPenta (incorporated by reference to Exhibit 10.13 to Registrant's Registration Statement on Form S-1, No. 333-70125).

    10.14 Amended and Restated Agreement and Plan of Merger dated as of August 13, 1998 by and among L-3 Communications Corporation, SPD
                  Merger Co., SPD Technologies, Inc. and Midmark Capital L.P.
                  (incorporated by reference to Exhibit 2 to L-3 Communications
                  Corporation's Current Report on Form 8-K filed on October 27,
                  1998).

    10.15         Option Plan for Non-Employee Directors of L-3 Communication's
                  Holdings, Inc. (incorporated by reference to Exhibit 10.15 to
                  Registrant's annual report on Form 10-K filed on March 31, 1999)

    10.20 L-3 Communications Corporation Pension Plan (incorporated by reference to Exhibit 10.10 to the Registrant's Registration
                  Statement on Form S-1 No. 333-46975).

  **10.16         1999 Long Term Performance Plan dated as of April 27, 1999.

    10.33         Agreement and Plan of Merger, dated as of March 1, 1999, by and among L-3 Communications Corporation, Angel Acquisition
                  Corporation and Aydin Corporation (incorporated herein by
                  reference to Exhibit (2) of the Form 8-K filed on March 1, 1999).

   *11            L-3 Communications Holdings, Inc. Computation of Basic Earnings
                  Per Share and
                         Diluted Earnings Per Share.

  **21            Subsidiaries of the Registrant.

  **23.1          Consent of PricewaterhouseCoopers LLP, independent auditors.

  **27            Financial Data Schedule


----------
* The information required in this exhibit is presented on Note 10 to the Unaudited Condensed Consolidated Financial Statements as of December 31, 1999 in accordance with the provisions of SFAS No. 128, Earnings Per Share.

** Filed herewith

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on March 29, 2000.


                                L-3 COMMUNICATIONS HOLDINGS, INC.
                                L-3 COMMUNICATIONS CORPORATION


                                By: /s/ Robert V. LaPenta
                                    --------------------------------------------
                                    Name: Robert V. LaPenta
                                    Title: President and Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrants on March 29, 2000 and in the capacities indicated.




             SIGNATURE                                          TITLE
-----------------------------------   --------------------------------------------------------
       /s/ Frank C. Lanza             Chairman, Chief Executive Officer (Principal
---------------------------------
        Frank C. Lanza                  Executive Officer) and Director

       /s/ Robert V. LaPenta          President, Chief Financial Officer (Principal Financial
---------------------------------
          Robert V. LaPenta             Officer) and Director

        /s/ Michael T. Strianese      Vice President -- Finance and Controller (Principal
---------------------------------
           Michael T. Strianese         Accounting Officer)

         /s/ David J. Brand           Director
---------------------------------
           David J. Brand

         /s/ Thomas A. Corcoran       Director
---------------------------------
            Thomas A. Corcoran

          /s/ Alberto M. Finali       Director
---------------------------------
          Alberto M. Finali

          /s/ Robert B. Millard       Director
---------------------------------
          Robert B. Millard

                                      Director
---------------------------------
          John E. Montague

                                      Director
---------------------------------
          John M. Shalikashvili

                                      Director
---------------------------------
            Alan H. Washkowitz

                         INDEX TO FINANCIAL STATEMENTS

     Consolidated (Combined) Financial Statements as of December 31, 1999 and 1998, and for the years ended December 31, 1999 and 1998, nine months ended December 31, 1997, and three months ended March 31, 1997.



Report of Independent Auditors ......................................................   F-2
Consolidated Balance Sheets as of December 31, 1999 and December 31, 1998 ...........   F-3
Consolidated (Combined) Statements of Operations for the years ended December 31,
 1999 and 1998, nine months ended December 31, 1997 and three months ended
 March 31, 1997 .....................................................................   F-4
Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999
 and 1998, and nine months ended December 31, 1997 ..................................   F-5
Consolidated (Combined) Statements of Cash Flows for the years ended December 31,
 1999 and 1998, nine months ended December 31, 1997, and three months ended
 March 31, 1997 .....................................................................   F-6
Notes to Consolidated (Combined) Financial Statements ...............................   F-7

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of L-3 Communications Holdings, Inc.


We have audited the accompanying consolidated balance sheets of L-3 Communications Holdings, Inc. and L-3 Communications Corporation and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the two years ended December 31, 1999 and the nine months ended December 31, 1997 and the combined statements of operations and cash flows of the Predecessor Company, as defined in Note 1 to the Company's financial statements for the three months ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1999 and 1998, their consolidated results of operations and cash flows for the two years ended December 31, 1999 and the nine months ended December 31, 1997, and the combined results of operations and cash flows of the Predecessor Company for the three months ended March 31, 1997 in conformity with accounting principles generally accepted in the United States of America.


                                                  /s/ PricewaterhouseCoopers LLP


1177 Avenue of the Americas
New York, New York
February 2, 2000

                       L-3 COMMUNICATIONS HOLDINGS , INC.
                       AND L-3 COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                               DECEMBER 31,
                                                                       -----------------------------
                                                                            1999            1998
                                                                       -------------   -------------
                            ASSETS
Current assets:
 Cash and cash equivalents .........................................    $   42,788      $   26,130
 Contracts in process ..............................................       484,173         351,049
 Deferred income taxes .............................................        32,985          16,591
 Other current assets ..............................................         7,761          11,597
                                                                        ----------      ----------
   Total current assets ............................................       567,707         405,367
                                                                        ----------      ----------
Property, plant and equipment, net .................................       140,971         123,155
Intangibles, primarily cost in excess of net assets acquired, net of
 amortization ......................................................       821,552         669,362
Deferred income taxes ..............................................        56,858          39,139
Other assets .......................................................        46,683          48,373
                                                                        ----------      ----------
   Total assets ....................................................    $1,633,771      $1,285,396
                                                                        ==========      ==========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable, trade ...........................................    $   98,693      $   81,826
 Accrued employment costs ..........................................        70,618          58,380
 Accrued expenses ..................................................        27,931          17,474
 Customer advances .................................................        56,738          45,874
 Accrued interest ..................................................        12,683           6,698
 Income taxes ......................................................         2,715             767
 Other current liabilities .........................................        48,928          36,515
                                                                        ----------      ----------
   Total current liabilities .......................................       318,306         247,534
                                                                        ----------      ----------
Pension and postretirement benefits ................................       110,262         114,293
Other liabilities ..................................................        17,028          18,595
Long-term debt .....................................................       605,000         605,000
Commitments and contingencies ......................................
Shareholders' equity :
 Common stock $.01 par value; authorized 100,000,000 shares,
   issued and outstanding 32,794,547 and 27,402,429 shares .........       483,694         264,769
 Retained earnings .................................................       103,545          44,856
 Unearned compensation .............................................        (1,661)             --
 Accumulated other comprehensive loss ..............................        (2,403)         (9,651)
                                                                        ----------      ----------
Total shareholders' equity .........................................       583,175         299,974
                                                                        ----------      ----------
   Total liabilities and shareholders' equity ......................    $1,633,771      $1,285,396
                                                                        ==========      ==========

            See notes to consolidated (combined) financial statements

                       L-3 COMMUNICATIONS HOLDINGS , INC.
                       AND L-3 COMMUNICATIONS CORPORATION

                CONSOLIDATED (COMBINED) STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                                                    PREDECESSOR
                                                                                                      COMPANY
                                                          COMPANY CONSOLIDATED                        COMBINED
                                         ------------------------------------------------------   ---------------
                                              YEAR ENDED DECEMBER 31,            NINE MONTHS        THREE MONTHS
                                         ---------------------------------         ENDED               ENDED
                                               1999              1998         DECEMBER 31, 1997    MARCH 31, 1997
                                         ---------------   ---------------   ------------------   ---------------
Sales ................................     $ 1,405,462       $ 1,037,045         $ 546,525           $ 158,873
Costs and expenses ...................       1,254,976           936,696           495,079             150,937
                                           -----------       -----------         ---------           ---------
Operating income .....................         150,486           100,349            51,446               7,936
Interest and other income ............           5,534             2,659             1,430                  --
Interest expense .....................          60,590            49,558            29,884               8,441
                                           -----------       -----------         ---------           ---------
Income (loss) before income taxes.....          95,430            53,450            22,992                (505)
Provision (benefit) for income
 taxes ...............................          36,741            20,899            10,687                (247)
                                           -----------       -----------         ---------           ---------
Net income (loss) ....................     $    58,689       $    32,551         $  12,305           $    (258)
                                           ===========       ===========         =========           =========
Earnings per common share:
 Basic ...............................     $      1.83       $      1.32         $    0.62
                                           ===========       ===========         =========
 Diluted .............................     $      1.75       $      1.26         $    0.61
                                           ===========       ===========         =========
Weighted average common shares
 outstanding:
 Basic ...............................          32,107            24,679            20,000
                                           ===========       ===========         =========
 Diluted .............................          33,516            25,900            20,012
                                           ===========       ===========         =========

           See notes to consolidated (combined) financial statements.

                        L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                     AND NINE MONTHS ENDED DECEMBER 31, 1997

                                 (IN THOUSANDS)


                                      COMMON STOCK                                            ACCUMULATED
                                    ----------------  ADDITIONAL                                 OTHER
                                     SHARES    PAR      PAID-IN    RETAINED     UNEARNED     COMPREHENSIVE
                                     ISSUED   VALUE     CAPITAL    EARNINGS   COMPENSATION   INCOME (LOSS)     TOTAL
                                    -------- ------- ------------ ---------- -------------- -------------- -----------
Net income ........................                                $ 12,305                                  $ 12,305
                                                                                                             --------
Comprehensive income ..............                                                                            12,305
Shares issued .....................  17,056    $171    $110,191                                               110,362
Deemed distribution ...............                      (9,000)                                               (9,000)
                                    -------- -------   ---------  ---------   ----------        ---------    --------
Balance December 31, 1997 .........  17,056     171     101,191      12,305                                   113,667

Net income ........................                                  32,551                                    32,551
Minimum pension liability
 adjustment .......................                                                             $(9,514)       (9,514)
Foreign currency translation
 adjustment .......................                                                                (137)         (137)
                                                                                                             --------
Comprehensive income ..............                                                                            22,900
Shares issued:
 Sale of common stock .............   6,900      69     139,431                                               139,500
 Exercise of stock options
  and related tax benefits ........     480       5       3,887                                                 3,892
 Employee benefit plans ...........      22      --         967                                                   967
 Conversion of common
  stock subject to
  repurchase agreement ............   2,944      29      19,019                                                19,048
                                    -------- -------   ---------  ---------   ----------        ---------    --------
Balance December 31, 1998 .........  27,402     274     264,495      44,856                      (9,651)      299,974

Net income ........................                                  58,689                                    58,689
Minimum pension liability
 adjustment .......................                                                               9,443         9,443
Unrealized loss on securities .....                                                                (970)         (970)
Foreign currency translation
 adjustment .......................                                                              (1,225)       (1,225)
                                                                                                             --------
Comprehensive income ..............                                                                            65,937
Shares issued:
 Sale of common stock .............   5,000      50     201,763                                               201,813
 Employee benefit plans ...........     163       2       6,991                                                 6,993
 Earnout under acquisition
  agreement .......................     151       2       6,432                                                 6,434
 Exercise of stock options
  and related tax benefits ........      79      --       1,764                                                 1,764
Grant under restricted stock
 agreement ........................                       1,921                $  (1,921)                          --
Amortization of unearned
 compensation .....................                                                  260                          260
                                    -------- -------   ---------  ---------   ----------        ---------    --------
Balance December 31, 1999 .........  32,795    $328    $483,366    $103,545    $  (1,661)       $(2,403)     $583,175
                                    ======== =======   =========  =========   ==========        =========    ========

           See notes to consolidated (combined) financial statements.

                        L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

                CONSOLIDATED (COMBINED) STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


                                                                                                        PREDECESSOR
                                                                                                          COMPANY
                                                                  COMPANY CONSOLIDATED                    COMBINED
                                                    ------------------------------------------------  ---------------
                                                      YEAR ENDED DECEMBER 31,         NINE MONTHS       THREE MONTHS
                                                    ----------------------------         ENDED             ENDED
                                                         1999           1998       DECEMBER 31, 1997   MARCH 31, 1997
                                                    -------------  -------------  ------------------  ---------------
OPERATING ACTIVITIES:
Net income (loss) ................................   $   58,689     $   32,551        $   12,305         $    (258)
Depreciation and amortization ....................       53,718         40,355            22,190             7,790
Noncash compensation charge ......................           --             --             4,410                --
Amortization of deferred debt issue costs ........        3,904          2,564             1,517                --
Deferred income tax provision ....................       28,831         19,786             9,991                --
Other noncash items ..............................        6,617            967                --                --
Changes in operating assets and liabilities,
net of amounts acquired:
 Contracts in process ............................      (61,670)       (23,807)           20,266           (17,857)
 Other current assets ............................          (70)            48              (275)             (481)
 Other assets ....................................          552           (376)            2,141              (765)
 Accounts payable ................................        2,896         23,480            (6,146)             (207)
 Accrued employment costs ........................        2,052          8,653             6,786              (625)
 Accrued expenses ................................       (6,280)           (90)            2,789               523
 Customer advances ...............................        5,766        (12,132)             (611)            1,146
 Accrued interest ................................        5,985          2,279             4,419                --
 Income taxes ....................................        3,917            331               436                --
 Other current liabilities .......................       (7,435)       (12,281)          (11,894)           (5,045)
 Pension and postretirement benefits .............        1,788             18             4,284                --
 Other liabilities ...............................          983          2,873             1,252              (500)
 All other operating activities ..................       (1,225)          (137)               --                --
                                                     ----------     ----------        ----------         ---------
Net cash from (used in) operating activities .....       99,018         85,082            73,860           (16,279)
                                                     ----------     ----------        ----------         ---------
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash
 acquired ........................................     (272,195)      (447,988)         (466,317)               --
Net cash from assets held for sale ...............           --             --             3,179                --
Proceeds from net assets held for sale ...........           --          6,653             9,458                --
Proceeds from assumption of contract
 obligation ......................................           --             --            12,176                --
Capital expenditures .............................      (23,456)       (23,429)          (11,934)           (4,300)
Disposition of property, plant and
 equipment .......................................        6,713            970               771                --
Other investing activities .......................        4,136         (9,069)           (5,113)               --
                                                     ----------     ----------        ----------         ---------
Net cash (used in) investing activities ..........     (284,802)      (472,863)         (457,780)           (4,300)
                                                     ----------     ----------        ----------         ---------
FINANCING ACTIVITIES:
Borrowings under term loan facilities ............           --             --           175,000                --
Repayment of borrowings under term loan
 facilities ......................................           --       (172,000)           (3,000)               --
Borrowings under revolving credit facility .......       74,700        367,000                --                --
Repayment of borrowings under revolving
 credit facility .................................      (74,700)      (367,000)               --                --
Proceeds from sale of senior subordinated
 notes ...........................................           --        380,000           225,000                --
Proceeds from sale of common stock, net ..........      201,582        139,500            80,000                --
Debt issuance costs ..............................         (323)       (14,173)          (15,606)               --
Proceeds from exercise of stock options ..........          658          3,110                --                --
Other financing activities .......................          525             --                --                --
Advances from Lockheed Martin ....................           --             --                --            20,579
                                                     ----------     ----------        ----------         ---------
Net cash from financing activities ...............      202,442        336,437           461,394            20,579
                                                     ----------     ----------        ----------         ---------
Net increase (decrease) in cash ..................       16,658        (51,344)           77,474                --
Cash and cash equivalents, beginning of
 period ..........................................       26,130         77,474                --                --
                                                     ----------     ----------        ----------         ---------
Cash and cash equivalents, end of period .........   $   42,788     $   26,130        $   77,474         $      --
                                                     ==========     ==========        ==========         =========

           See notes to consolidated (combined) financial statements.

                        L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

              NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     L-3 Communications Holdings, Inc. ("Holdings", and together with its subsidiaries, "L-3" or "the Company") is a leading merchant supplier of sophisticated secure communication systems and specialized communication products. These systems and products are critical elements of virtually all major communication, command and control, intelligence gathering and space systems. The Company's customers include the U.S. department of defense (the "DoD"), certain U.S. government intelligence agencies, major aerospace and defense contractors, foreign governments and commercial customers. The Company has two reportable segments, Secure Communication Systems and Specialized Communication Products.

     Secure Communication Systems. This segment provides secure, high data rate communications systems for military and other U.S. government reconnaissance and surveillance applications. These operations are principally performed under cost plus, sole source contracts supporting long-term programs for the U.S. armed forces and classified customers. Major secure communications programs and systems include: secure data links for airborne, satellite, ground-and sea-based remote platforms for information collection, command and control and dissemination to users in real-time; strategic and tactical signal intelligence systems that detect, collect, identify, analyze and disseminate information and related support contracts for military and intelligence efforts; secure telephone, fax and network equipment and encryption management; communication software support services to military and related government intelligence markets; and communications systems for surface and undersea platforms and manned space flights.

     Specialized Communication Products. This segment includes three product categories: microwave components, avionics and ocean products, and telemetry, instrumentation and space products. Microwave Components includes commercial off-the-shelf, high-performance microwave components and frequency monitoring equipment. Avionics and Ocean Products include aviation recorders, display products, antenna products, acoustic undersea warfare systems and naval power distribution, conditioning, switching and protection equipment for naval ships and submarines. Telemetry, Instrumentation and Space Products include commercial off-the-shelf real-time data collection and transmission products and components for missile, aircraft and space-based electronic systems. The Specialized Communication Products segment provides products, systems and services used in the satellite transmission of voice, video and data through earth stations for uplink and downlink terminals. This segment also provides commercial off-the-shelf satellite control software, telemetry, tracking and control, mission processors and software engineering services to the worldwide military, civilian and commercial satellite markets.

     All domestic government contracts and subcontracts of the Company are subject to audit and various cost controls, and include standard provisions for termination for the convenience of the U.S. government. Multi-year government contracts and related orders are subject to cancellation if funds for contract performance for any subsequent year become unavailable. Foreign government contracts generally include comparable provisions relating to termination for the convenience of the relevant foreign government.

     The accompanying consolidated financial statements are those of the Company for the years ended December 31, 1999 and 1998 and for the nine-month period ended December 31, 1997. Prior to April 1, 1997, the combined financial statements comprised the results of operations and cash flows of the ten initial business units (the "Predecessor Company") purchased by the Company in April 1997 (the "L-3 Acquisition") from Lockheed Martin Corporation ("Lockheed Martin"). Holdings is the successor company of the Predecessor Company following the change in ownership which was effective April 1, 1997. Holdings has no other assets or liabilities and conducts no other operations other than through its wholly-owned subsidiary, L-3 Communications Corporation ("L-3 Communications"). Therefore, the

                        L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

       NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

consolidated financial statements of Holdings and L-3 Communications reflect the same results of operations, cash flows, assets, liabilities and shareholders' equity. L-3 Communications common stock consists of 100 shares authorized and outstanding of $0.01 par value. The combined financial statements of the Predecessor Company reflect results of operations and cash flows included in Lockheed Martin's historical financial statements. Intercompany accounts between Lockheed Martin and the Predecessor Company have been included in invested equity. Significant intercompany and inter-business transactions and balances have been eliminated.


2. L-3 ACQUISITION

     L-3 was formed in April 1997 by Mr. Frank C. Lanza, the former President and Chief Operating Officer of Loral, Mr. Robert V. LaPenta, the former Senior Vice President and Controller of Loral (collectively, the "Equity Executives"), Lehman Brothers Capital Partners III, L.P. and its affiliates ("the Lehman Partnership") and Lockheed Martin to acquire the Predecessor Company.

     On March 28, 1997, Lanza, LaPenta, the Lehman Partnership, L-3 and Lockheed Martin entered into a Transaction Agreement (the "L-3 Acquisition Agreement") pursuant to which Holdings acquired the Predecessor Company from Lockheed Martin (the "L-3 Acquisition") for $511,779, comprised of $466,779 in cash including expenses of $8,000 and $45,000 of common equity, representing a 34.9% interest in Holdings initially retained by Lockheed Martin. As of December 31, 1999, Lockheed Martin owns no interest in Holdings.

     The L-3 Acquisition has been accounted for as a purchase business combination effective as of April 1, 1997. The assets and liabilities recorded in connection with the purchase price allocation were $664,800 and $164,400, respectively. The Company valued acquired contracts in process at contract price, less the estimated costs to complete and an allowance for normal profit on the Company's effort to complete such contracts. The excess of the purchase cost over the fair value of net assets acquired of $280,918 was recorded as goodwill, and is being amortized over a period of 40 years. As a result of the 34.9% ownership interest initially retained by Lockheed Martin, a deemed distribution of $9,000 was recognized in the purchase price allocation.


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CASH AND CASH EQUIVALENTS: Cash equivalents consist of highly liquid investments with a maturity of three months or less at time of purchase.

     REVENUE RECOGNITION: Sales on production-type contracts are recorded as units are shipped and profits applicable to such shipments are recorded pro rata based upon estimated total profit at completion of the contract. Sales and profits on cost reimbursable contracts are recognized as costs are incurred. Sales and estimated profits under other long-term contracts are recognized under the percentage of completion method of accounting using the cost-to-cost method. Amounts representing contract change orders or claims are included in sales only when they can be reliably estimated and their realization is reasonably assured. Losses on contracts are recognized when determined. The impact of revisions in profit estimates are recognized on a cumulative catch-up basis in the period in which the revisions are made.

     CONTRACTS IN PROCESS: Costs accumulated on contracts in process include direct costs and manufacturing overhead costs, and for U.S. government contracts and contracts with prime contractors or subcontractors of the U.S. government, general and administrative costs, independent research and development costs and bid and proposal costs. Contracts in process contain amounts relating to contracts and programs with long performance cycles, a portion of which may not be realized within one year. Unbilled contract receivables represent accumulated recoverable costs and earned profits on contracts in

                        L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

       NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

process that have been recorded as sales, but have not yet been billed to customers. Inventoried costs include recoverable costs incurred on contracts in process, as well as costs of other product inventories that are stated at the lower of cost or estimated net realizable value primarily using the average cost method. Under the contractual arrangements on certain contracts with the U.S. government, the Company receives progress payments as it incurs costs. The U.S. government has a security interest in the unbilled contract receivables and inventoried costs to which progress payments have been applied, and such progress payments are reflected as an offset against the related unbilled contract receivables and inventoried costs. Other customer advances are classified as current liabilities.

     PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. Depreciation is computed by applying principally the straight-line method to the estimated useful lives of the related assets. Useful lives range substantially from 10 to 40 years for buildings and improvements and 3 to 10 years for machinery, equipment, furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements.

     DEBT ISSUANCE COSTS: Costs incurred to issue debt are deferred and amortized as interest expense over the terms of the related debt using a method that approximates the effective interest method.

     INTANGIBLES: Intangibles consist primarily of the excess of the purchase cost of acquired businesses over the fair value of net assets acquired (goodwill) and are amortized on a straight-line basis over periods ranging from 10 to 40 years. Goodwill amortization expense was $20,607 for 1999, $13,799 for 1998 and $5,741 for the nine-month period ended December 31, 1997. Accumulated goodwill amortization was $40,147, and $19,540, respectively, at December 31, 1999 and 1998. The carrying amount of cost in excess of net assets acquired is evaluated on a recurring basis. Current and estimated future profitability and undiscounted cash flows excluding financing costs of the acquired businesses are the primary indicators used to assess the recoverability of goodwill. For 1999 and 1998, there were no reductions to the carrying amounts of goodwill resulting from these evaluations.

     INCOME TAXES: The Company provides for income taxes using the liability method prescribed by the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Under the liability method, deferred income tax assets and liabilities reflect tax carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes, as determined under enacted tax laws and rates. The effect of changes in tax laws or rates is accounted for in the period of enactment.

     RESEARCH AND DEVELOPMENT: Research and development costs sponsored by the Company and the Predecessor Company include bid and proposal costs related to government products and services. These costs generally are allocated among all contracts and programs in progress under U.S. government contractual arrangements. Customer-sponsored research and development costs incurred pursuant to contracts are accounted for as direct contract costs.

     STOCK OPTIONS: In accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations, compensation expense for stock options is recognized in income based on the excess, if any, of Holdings' fair value of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. The exercise price for stock options granted to employees equals or exceeds the fair value of the Holdings common stock at the date of grant, thereby resulting in no recognition of compensation expense by the Company. The Company has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

     USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported

                        L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

       NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs and expenses during the reporting period. The most significant of these estimates and assumptions relate to contract estimates of sales and costs, estimates of pension and postretirement benefit obligations, allocations of costs and expenses from Lockheed Martin to the Predecessor Company, recoverability of recorded amounts of fixed assets and cost in excess of net assets acquired, income taxes, litigation and environmental obligations. Actual results could differ from these estimates.

     RECENTLY ISSUED ACCOUNTING STANDARDS: In September 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value and is effective for all quarters of fiscal years beginning after September 15, 2000. The Company does not expect SFAS 133 to have a material impact on its financial position.

     RECLASSIFICATIONS: Certain reclassifications have been made to conform prior-year amounts to the current-year presentation.


4. ACQUISITIONS

     On January 8, 1999 the Company acquired all of the outstanding common stock of Microdyne Corporation ("Microdyne") for $94,228 in cash including expenses and the repayment of assumed debt, net of cash acquired. On April 16, 1999 the Company acquired all of the outstanding common stock of Aydin Corporation ("Aydin") for $60,034 in cash, including expenses net of cash acquired. On June 30, 1999 the Company acquired all the outstanding common stock of Interstate Electronics Corporation ("IEC") from Scott Technologies Inc. for $40,610 in cash including expenses. Collectively, the acquisitions of Microdyne, Aydin and IEC comprise the "1999 Acquisitions". On December 31, 1999, the Company acquired the assets of the Space and Navigation Systems business ("Space & Nav") of Honeywell International Inc. ("Honeywell") for $55,000 in cash, plus expenses, subject to adjustment based on closing date net assets, as defined.

     On February 5, 1998, March 4, 1998 and March 30, 1998 the Company purchased the assets of the Satellite Transmission Systems division ("STS") of California Microwave, Inc., ILEX Systems ("ILEX") and Ocean Systems business ("Ocean Systems") of AlliedSignal Inc. for cash, including expenses, of $26,079, $54,304 and $68,822, respectively. On August 13, 1998, the Company purchased all of the outstanding stock of SPD Technologies, Inc. ("SPD") for $238,337 of cash, including expenses, net of cash acquired. SPD, STS, ILEX and Ocean Systems, collectively comprise the "1998 Acquisitions". During 1998, the Company also purchased several other operations and product lines for an aggregate purchase price of $57,700 of cash before expenses and certain adjustments based on closing date net assets, as defined, and certain additional consideration based on post-acquisition performance. These other acquisitions, both individually and in the aggregate, were not material to the results of operations or financial position of the Company. In August 1999, the Company issued 150,955 shares of Holdings' common stock valued at $6,434 as additional consideration for the ILEX acquisition that was based on the 1998 financial performance of ILEX. At December 31, 1999, the Company recorded an other current liability of $6,119 for shares of common stock to be issued in 2000 as additional consideration for the ILEX acquisition based on 1999 financial performance of ILEX. The remaining contingent consideration for the ILEX acquisition, payable in 2001, will be based on ILEX's 2000 financial performance.

     All of the acquisitions have been accounted for as purchase business combinations and are included in the Company's results of operations from their effective dates. The assets and liabilities recorded in

                        L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

       NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

connection with the acquisition of Space & Nav are based upon preliminary estimates of fair values. Actual amounts will be based on the final purchase price, the audited closing date balance sheet and the final appraisals and other analyses of fair values which are in process. Management does not expect that differences between the preliminary and final purchase price allocations will have a material impact on the Company's financial position or results of operations. The assets and liabilities recorded in connection with the acquisitions of Microdyne, Aydin, IEC, Space & Nav, SPD, Ocean Systems, ILEX and STS were $114,967 and $19,254, $92,929 and $17,851, $50,428 and $9,818,
$66,085 and $13,893, $319,701 and $77,964, $142,423 and $72,801, $71,614 and
$10,909, and $35,559 and $7,909, respectively. The Company has valued certain acquired contracts in process at contract price, less the estimated costs to complete and an allowance for normal profit on the Company's effort to complete such contracts. The excess of purchase price over the fair value of net assets acquired is being amortized on a straight-line basis over periods of 40 years for Aydin, Microdyne, IEC, SPD, Ocean Systems and ILEX and 15 years for STS.


     Had the 1999 Acquisitions and 1998 Acquisitions and the related financing transactions occurred on January 1, 1998, the unaudited pro forma sales, net income and diluted earnings per share would have been $1,457,400, $61,000 and $1.82, respectively, for 1999 and $1,370,700, $19,300 and $0.57, respectively, for 1998. The pro forma results are based on various assumptions and are not necessarily indicative of the result of operations that would have occurred had the acquisitions and the related financing transactions occurred on January 1, 1998.


     In February 2000, the Company expects to acquire the assets of the Training Devices and Training Services ("TDTS") business of Raytheon Company for $160,000 in cash plus expenses, subject to adjustment based on closing date net working capital, as defined. Following the acquisition the Company will change the name of TDTS to L-3 Communications Link Simulation and Training ("Link Simulation and Training"). The acquisition is expected to be financed using borrowings under the Company's Senior Credit Facilities.


     In February 2000, the Company expects to acquire the assets of Trex Communications Corporation, ("TrexCom"), for $50,210 in cash, plus expenses, subject to adjustment based on closing date net worth, as defined. The acquisition is expected to be financed using borrowings under the Company's Senior Credit Facilities.


     In February 2000, the Company expects to enter into an asset purchase agreement to acquire the Traffic Alert and Collision Avoidance System ("TCAS") product line from Honeywell for a purchase price of $255,000 in cash subject to adjustment based on closing date net assets, as defined. In addition, in February 2000, the Company expects to enter into a Memorandum of Agreement ("MOA") with Thomson-CSF Sextant S.A. ("Sextant"), a subsidiary of Thomson-CSF, under which L-3 will purchase the assets of TCAS from Honeywell, create a limited liability corporation for TCAS (the "TCAS LLC"), contribute 100% of the TCAS assets to TCAS LLC, and sell a 30% interest in the TCAS LLC to Sextant for a cash purchase price equal to 30% of the final purchase price paid by the Company for TCAS (collectively, the "TCAS LLC Transaction"). L-3 expects to maintain operating management of the TCAS LLC and to consolidate it. The MOA is expected to terminate if the TCAS LLC Transaction is not consummated by May 31, 2000. L-3 expects to finance the TCAS acquisition with borrowings under the Company's existing credit facilities and a new revolving 364 day senior credit facility for $250,000. The TCAS acquisition and the TCAS LLC Transaction will be subject to regulatory approval by United States agencies and the European Union Commission.

                        L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

       NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

5. CONTRACTS IN PROCESS


     The components of contracts in process are presented in the table below. The unbilled contract receivables, inventoried costs and progress payments are principally related to contracts with the U.S. government and prime contractors or subcontractors of the U.S. government.


                                                       DECEMBER 31,
                                                 -------------------------
                                                     1999          1998
                                                 -----------   -----------
Billed receivables ...........................    $ 258,054     $ 177,165
                                                  ---------     ---------
Unbilled contract receivables, gross .........      125,652        72,883
Less: unliquidated progress payments .........      (10,351)         (166)
                                                  ---------     ---------
 Unbilled contract receivables, net ..........      115,301        72,717
                                                  ---------     ---------
Inventoried costs, gross .....................      130,091       130,350
Less: unliquidated progress payments .........      (19,273)      (29,183)
                                                  ---------     ---------
 Inventoried costs, net ......................      110,818       101,167
                                                  ---------     ---------
 Total contracts in process ..................    $ 484,173     $ 351,049
                                                  =========     =========

     The Company believes that approximately $102,000 of the unbilled contract receivables at December 31, 1999 will be billed and collected within one year.


     The following data have been used in the determination of the costs and expenses presented on the statements of operations:




                                                                                            PREDECESSOR
                                                                COMPANY                       COMPANY
                                              -------------------------------------------- -------------
                                                   YEAR           YEAR        NINE MONTHS   THREE MONTHS
                                                   ENDED          ENDED          ENDED         ENDED
                                               DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    MARCH 31,
                                                   1999           1998           1997           1997
                                              -------------- -------------- -------------- -------------
Selling, general and administrative ("SG&A")
 costs included in inventoried costs ........    $ 23,637       $ 16,550        $15,379       $14,536
SG&A incurred costs .........................     265,136        189,507         88,527        28,449
Independent research and development,
 including bid and proposal costs included in
 SG&A incurred costs ........................      74,917         59,897         28,893        12,024

6. PROPERTY, PLANT AND EQUIPMENT

                                                                  DECEMBER 31,
                                                            -------------------------
                                                                1999          1998
                                                            -----------   -----------
Land ....................................................    $  9,658      $  9,145
Buildings and improvements ..............................      30,071        28,168
Machinery, equipment, furniture and fixtures ............     137,665       105,569
Leasehold improvements ..................................      14,015        12,830
                                                             --------      --------
 Gross property, plant and equipment ....................     191,409       155,712
Less: accumulated depreciation and amortization .........      50,438        32,557
                                                             --------      --------
 Property, plant and equipment, net .....................    $140,971      $123,155
                                                             ========      ========

                        L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

       NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Depreciation and amortization expense for property, plant and equipment was $29,554 for 1999, $22,463 for 1998, $13,320 for the nine-month period ended December 31, 1997 and $4,529 for the three-month period ended March 31, 1997.

7. DEBT

     The Company's long-term debt consists of:



                                                            DECEMBER 31,
                                                       -----------------------
                                                          1999         1998
                                                       ----------   ----------
Senior Credit Facilities ...........................    $     --     $     --
10 3/8% Senior Subordinated Notes due 2007 .........     225,000      225,000
8 1/2% Senior Subordinated Notes due 2008 ..........     180,000      180,000
8% Senior Subordinated Notes due 2008 ..............     200,000      200,000
                                                        --------     --------
 Total debt ........................................     605,000      605,000
Less current portion ...............................          --           --
                                                        --------     --------
 Total long-term debt ..............................    $605,000     $605,000
                                                        ========     ========

     In connection with the L-3 Acquisition, the Company entered into credit facilities (the "Senior Credit Facilities") with a syndicate of banks and financial institutions led by Bank of America National Trust & Savings Association ("Bank of America"), as administrative agent, originally consisting of $175,000 of term loans (the "Term Loan Facilities") and a $100,000 revolving credit facility (the "Revolving Credit Facility"). In 1998, the Company prepaid all of the outstanding borrowings under the Term Loan Facilities. In 1999 and 1998 the Company amended the Senior Credit Facilities to increase the Revolving Credit Facility to $200,000 which expires on March 31, 2003 and to add a revolving 364 day credit facility for $200,000 (the "Revolving 364 Day Credit Facility"), which was renewed in July 1999 for an additional 364 days and will expire on August 10, 2000 at which time the Company may exercise an option to convert any or all of the borrowings outstanding thereunder into term loans which amortize over a two year period beginning March 31, 2001. Available borrowings under the Revolving Credit Facility and the Revolving 364 Day Credit Facility at December 31, 1999 were $109,312 and $200,000 respectively, after reductions for outstanding letters of credit of $90,688.

     Borrowings under the Senior Credit Facilities bear interest, at L-3 Communications' option, at either: (i) a "base rate" equal to the higher of 0.50% per annum above the latest federal funds rate and the Bank of America "reference rate" (as defined) plus a spread ranging from 0.0% to 0.875% per annum depending on L-3 Communications' ratio of debt to EBITDA, as defined (the "Debt to EBITDA Ratio") at the time of determination or (ii) a "LIBOR rate" (as defined) plus a spread ranging from 0.625% to 1.875% per annum depending on L-3 Communications' Debt to EBITDA Ratio at the time of determination. L-3 Communications pays commitment fees calculated on the daily amounts of the available unused commitments under the Revolving Credit Facility at a rate ranging from 0.25% to 0.50% per annum and under the Revolving 364 Day Facility at a rate ranging from 0.125% to 0.30% per annum, in each case depending on L-3 Communications' Debt to EBITDA Ratio in effect. L-3 Communications pays letter of credit fees calculated at a rate ranging from 0.3125% to 0.9375% per annum for performance letters of credit and 0.625% to 1.875% for all other letters of credit, in each case depending on L-3 Communications' Debt to EBITDA Ratio at the time of determination.

     In January 2000, the Senior Credit Facilities were amended to change the spreads on borrowings, commitment fees and letter of credit fees thereunder, as follows: on "base rate" borrowings, ranging from 0.375% to 1.25%; on "LIBOR rate" borrowings and financial letters of credit, ranging from 1.00% to

                        L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

       NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2.25%; on commitment fees, ranging from 0.20% to 0.50%; and, on performance letters of credit, ranging from 0.50% to 1.125%, in each case, depending on L-3 Communications' Debt to EBITDA Ratio at the time of determination.

     In April 1997, L-3 Communications sold $225,000 of 10 3/8% senior subordinated notes (the "1997 Notes") due May 1, 2007 with interest payable semi-annually on May 1 and November 1 of each year commencing November 1, 1997. In May 1998, L-3 Communications sold $180,000 of 8 1/2 % senior subordinated notes (the "May 1998 Notes") due May 15, 2008 with interest payable semi-annually on May 15 and November 15 of each year commencing November 15, 1998. In December 1998, L-3 Communications sold $200,000 of 8% senior subordinated notes (the "December 1998 Notes") due August 1, 2008 with interest payable semi-annually on February 1 and August 1 of each year commencing February 1, 1999. Collectively, the 1997 Notes, May 1998 Notes and December 1998 Notes comprise the "Senior Subordinated Notes". The Senior Subordinated Notes mature $225,000 in 2007 and $380,000 in 2008. The 1997 Notes, May 1998
Notes and December 1998 Notes are redeemable at the option of the Company, in whole or in part, at any time on or after May 1, 2002, August 1, 2003, and August 1, 2003, respectively, at various redemption prices plus accrued and unpaid interest to the applicable redemption date. In addition, prior to May 1, 2000, May 15, 2001, and December 11, 2001, the Company may redeem up to 35% of the aggregate principal amount of the 1997 Notes, May 1998 Notes and December 1998 Notes, respectively, at redemption prices of 109.375%, 108.500%, and 108.00% of the principal amount thereof, plus accrued and unpaid interest to the applicable redemption date with the net cash proceeds of one or more equity offerings by Holdings that are contributed to L-3 Communications as common equity capital.

     The Senior Credit Facilities and Senior Subordinated Notes agreements contain financial and other restrictive covenants that limit, among other things, the ability of the Company to borrow additional funds, dispose of assets, or pay cash dividends. The Senior Credit Facilities contain financial covenants which require that (i) the Company's Debt to EBITDA Ratio be less than or equal to 4.75 for the quarter ended December 31, 1999, and that the maximum allowable debt ratio, as defined, thereafter decline over time to less than or equal to 3.25 for the quarters ending September 30, 2002 and thereafter, and (ii) the Company's interest coverage ratio, as defined, be greater than or equal to 2.25 for the quarter ended December 31, 1999, and that the minimum allowable interest coverage ratio, as defined, thereafter increase over time to greater than or equal to at least 3.00 for the quarters ending September 30, 2002 and thereafter. Through December 31, 1999 the Company was in compliance with these covenants at all times.

     In connection with the Senior Credit Facilities, the Company has granted the lenders a first priority lien on the stock of L-3 Communications and substantially all of its domestic subsidiaries. The borrowings under the Senior Credit Facilities are guaranteed by Holdings and by substantially all of the Company's subsidiaries. The payment of principal and premium, if any, and interest on the Senior Subordinated Notes is unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by substantially all of the Company's domestic subsidiaries, all of which are wholly owned.


8. FINANCIAL INSTRUMENTS

     Fair Value of Financial Instruments. The Company's financial instruments consist primarily of cash and cash equivalents, billed contract receivables, other billed receivables (principally commercial and affiliates), investments, trade accounts payable, customer advances, Senior Subordinated Notes (see Note
7), and interest rate cap and interest rate floor contracts. The carrying amounts of cash and cash equivalents, billed contract receivables, other billed receivables, trade accounts payable and customer advances are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair value of the Company's investments are based on quoted market prices, as available, and historical costs which approximate fair value. The Senior

                        L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

       NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Subordinated Notes are registered, unlisted public debt which are traded in the over-the-counter market and their fair values are based on quoted trading activity. The fair values of the interest rate caps and floor contracts were estimated by discounting expected cash flows using quoted market interest rates. The carrying amounts and estimated fair value of the Company's financial instruments are as follows:




                                                     DECEMBER 31,
                                    ----------------------------------------------
                                             1999                    1998
                                    ----------------------- ----------------------
                                     CARRYING    ESTIMATED   CARRYING   ESTIMATED
                                      AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                    ---------- ------------ ---------- -----------
Investments .......................  $ 12,068    $ 12,068    $ 11,446   $ 12,274
Senior Subordinated Notes .........   605,000     582,000     605,000    633,830
Interest rate caps ................       800         435       1,170        236
Interest rate floor ...............      (137)        (49)       (200)    (1,094)

     Interest Rate Risk Management. To mitigate risks associated with changing interest rates on borrowings under the Senior Credit Facilities, the Company entered into interest rate caps and interest rate floors (collectively, the "interest rate agreements"). The interest rate agreements are denominated in U.S. dollars and have designated maturities which occur every three months until the interest rate agreements expire in March 2002. Cash payments are received from (paid to) the counterparties on the interest rate caps (floors) contracts by the amount that the reference interest rates are greater than (less than) the cap (floor) contract rates on the designated maturity dates, multiplied by the notional amounts underlying the respective interest rate agreements. Cash payments between the Company and counterparties are recorded as a component of interest expense. The initial cost (receipt) of these arrangements are deferred and amortized as interest expense over the term of the interest rate agreement. The Company manages exposure to counterparty credit risk by entering into the interest rate agreements only with major financial institutions that are expected to fully perform under the terms of such agreements. The notional amounts are used to measure the volume of these agreements and do not represent exposure to credit loss. The impact of the interest rate agreements was not material to interest expense or cash flows for 1999, 1998 and for the nine-month period ended December 31, 1997. Information with respect to the interest rate cap and floor contracts is as follows:




                                                        DECEMBER 31,
                                ------------------------------------------------------------
                                            1999                            1998
                                -----------------------------   ----------------------------
                                 NOTIONAL       UNREALIZED       NOTIONAL       UNREALIZED
                                  AMOUNT      GAINS (LOSSES)      AMOUNT      GAINS (LOSSES)
                                ----------   ----------------   ----------   ---------------
Interest rate caps ..........    $100,000         $ (365)        $100,000        $ (934)
Interest rate floor .........      50,000             88           50,000          (894)

9. COMMON STOCK

     On February 4, 1999, Holdings sold 5.0 million shares of common stock in a public offering for $42.00 per share (the "February 1999 Common Stock Offering"); the net proceeds amounted to $201.5 million and were contributed by Holdings to L-3 Communications. In addition, 6.5 million shares were also sold in the February 1999 Common Stock Offering by the Lehman Partnership and Lockheed Martin. In October 1999, Lockheed Martin sold its remaining interest in Holdings' common stock. In December 1999, the Lehman Partnership distributed approximately 3.8 million shares of its common stock of Holdings to its partners. At December 31, 1999 the Lehman Partnership owned approximately 16.8% and Lockheed Martin owned none of the outstanding shares of Holdings' common stock.

     On May 19, 1998, Holdings sold 6.9 million shares of its common stock in an initial public offering ("IPO"); the net proceeds amounted to $139,500 and were contributed by Holdings to L-3 Communica-

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

      NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

tions. Prior to the IPO, the Company's common stock consisted of three classes Class A, Class B, and Class C common stock. Immediately prior to the IPO, each authorized share of Holdings Class A common stock, Class B common stock and Class C common stock was converted into one class of common stock and the authorized Holdings common stock was increased to 100 million shares.

     In connection with the initial capitalization of L-3 in April 1997, the Class A common stock and Class B common stock were issued at per share prices of $6.47 and $5.00, respectively. The aggregate difference in issuance prices of $4,410 was recorded as a noncash compensation charge effective April 1, 1997.


10. EARNINGS PER SHARE

     A reconciliation of basic and diluted earnings per share ("EPS") follows (in thousands, except per share amounts):




                                                                                       NINE MONTHS
                                                                                          ENDED
                                                                                       DECEMBER 31,
                                                            1999           1998            1997
                                                        ------------   ------------   -------------
Basic:
 Net income .........................................    $  58,689      $  32,551       $  12,305
 Weighted average common shares outstanding .........       32,107         24,679          20,000
                                                         ---------      ---------       ---------
 Basic earnings per share ...........................    $    1.83      $    1.32       $    0.62
                                                         =========      =========       =========
Diluted:
 Net income .........................................    $  58,689      $  32,551       $  12,305
                                                         ---------      ---------       ---------
 Common and potential shares:
 Weighted average common shares outstanding .........       32,107         24,679          20,000
 Assumed exercise of stock options ..................        3,376          2,824           2,482
 Assumed purchase of common shares for treasury .....       (1,967)        (1,603)         (2,470)
                                                         ---------      ---------       ---------
Common and potential common shares ..................       33,516         25,900          20,012
                                                         =========      =========       =========
Diluted earnings per share ..........................    $    1.75      $    1.26       $    0.61
                                                         =========      =========       =========

11. INCOME TAXES

     Pretax income of the Company was $95,430 for 1999, $53,450 for 1998 and $22,992 for the nine-month period ended December 31, 1997, substantially all of which was derived from domestic operations. The components of the Company's provision for income taxes were:




                                                                   YEAR ENDED          NINE MONTHS
                                                                  DECEMBER 31,            ENDED
                                                              ---------------------    DECEMBER 31,
                                                                 1999        1998          1997
                                                              ---------   ---------   -------------
Current income tax provision, primarily federal . .........    $ 7,910     $ 1,113       $   696
Deferred income tax provision:
 Federal ..................................................     27,881      18,203         8,635
 State and local ..........................................        950       1,583         1,356
                                                               -------     -------       -------
   Subtotal ...............................................     28,831      19,786         9,991
                                                               -------     -------       -------
Total provision for income taxes ..........................    $36,741     $20,899       $10,687
                                                               =======     =======       =======

                        L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

       NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     A reconciliation of the statutory federal income tax rate to the effective income tax rate of the Company follows:



                                                                  YEAR ENDED           NINE MONTHS
                                                                 DECEMBER 31,             ENDED
                                                            -----------------------    DECEMBER 31,
                                                               1999         1998           1997
                                                            ----------   ----------   -------------
Statutory federal income tax rate .......................      35.0%        35.0%         35.0%
State and local income taxes, net of federal income
 tax benefit ............................................       4.6          4.7           5.8
Noncash compensation charge .............................        --           --           6.8
Nondeductible goodwill amortization and other
 expenses ...............................................       5.2          4.6           3.1
Research and experimentation and other tax credits ......      (7.1)        (6.8)         (5.5)
Other, net ..............................................       0.8          1.6           1.3
                                                               ----         ----          ----
Effective income tax rate ...............................      38.5%        39.1%         46.5%
                                                               ====         ====          ====

     The provision for income taxes excludes current tax benefits related to the exercise of stock options credited directly to shareholders' equity of $1,011 and $782 for 1999 and 1998, respectively.

     The significant components of the Company's net deferred tax assets and liabilities are:




                                                                   DECEMBER 31,
                                                            --------------------------
                                                                1999           1998
                                                            ------------   -----------
Deferred tax assets:
 Inventoried costs ......................................    $  11,033      $  8,243
 Compensation and benefits ..............................        1,873            --
 Pension and postretirement benefits ....................       31,768        25,597
 Property, plant and equipment ..........................       17,149         7,748
 Income recognition on long-term contracts ..............        8,617           436
 Accrued warranty costs .................................        2,401         5,268
 Net operating loss carryforwards .......................       12,749         8,112
 Tax credit carryforwards ...............................       16,576         4,320
 Other, net .............................................        4,492           475
                                                             ---------      --------
   Total deferred tax assets ............................      106,658        60,199
                                                             ---------      --------
Deferred tax liabilities:
 Cost in excess of net assets acquired ..................       (9,656)       (3,348)
 Compensation and benefits ..............................           --          (378)
 Other, net .............................................       (7,159)         (743)
                                                             ---------      --------
   Total deferred tax liabilities .......................      (16,815)       (4,469)
                                                             ---------      --------
    Net deferred tax assets .............................    $  89,843      $ 55,730
                                                             =========      ========
   The net deferred tax assets are classified as follows:

Current deferred tax assets .............................    $  32,985      $ 16,591
Long-term deferred tax assets ...........................       56,858        39,139
                                                             ---------      --------
   Total net deferred tax assets ........................    $  89,843      $ 55,730
                                                             =========      ========

                        L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

       NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     At December 31, 1999 the Company had $29,325 of tax carryforwards primarily related to U.S. federal net operating losses, alternative minimum tax credits, research and experimentation tax credits, and various state and local tax credits which primarily will expire, subject to various limitations and restrictions, if unused beginning in 2011. The Company believes that these carryforwards will be available to reduce future income tax liabilities and has recorded these carryforwards as non-current deferred tax assets.


12. STOCK OPTIONS


     On April 27, 1999 the Company adopted the 1999 Long Term Performance Plan which reserved 1,000,000 shares of Holdings' common stock which may be awarded to employees of the Company in the form of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock or other incentive awards. On May 19, 1999, the Company awarded 40,339 shares of restricted stock of Holdings to employees which vest January 1, 2004. As of December 31, 1999 the Company had 900,994 shares of Holdings' common stock available for awards under the 1999 Long Term Performance Plan and 2,355 shares of Holdings' common stock available for option grants under the 1997 option plan.


     On April 5, 1999, the Company amended the performance options, which were granted to the Equity Executives on April 30, 1997 to purchase at $6.47, 1,142,857 shares of Holdings' common stock, to eliminate the performance target acceleration provisions and to provide that the unvested portion of the performance options which aggregated 914,286 options at April 5, 1999 will vest and become exercisable as of April 30, 2000, if their employment continues through and including such date. Such performance options would have originally vested nine years after the grant date, but could have become exercisable with respect to 25% of the shares subject to such performance options on each of April 30, 1999, 2000, 2001 and 2002, to the extent certain targets for the Company's EBITDA were achieved.


     The following table presents the Company's stock option activity:




                                                         WEIGHTED
                                                         AVERAGE
                                           NUMBER OF     EXERCISE
                                            OPTIONS       PRICE
                                         ------------   ---------
                                              (IN THOUSANDS)
Balance at April 1, 1997 .............         --        $   --
 Options granted .....................      2,975          6.47
 Options exercised ...................         --            --
 Options canceled ....................         (4)         6.47
                                            ------
Balance at December 31, 1997 .........      2,971          6.47
 Options granted .....................        425         25.60
 Options exercised ...................       (481)         6.47
 Options canceled ....................        (37)         8.19
                                            ------
Balance at December 31, 1998 .........      2,878          9.27
 Options granted .....................      1,004         39.10
 Options exercised ...................        (79)         8.37
 Options canceled ....................        (43)        29.99
                                            ------
Balance at December 31, 1999 .........      3,760       $ 17.02
                                            ======

                        L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

       NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following table summarizes information about stock options outstanding at December 31, 1999.




                                           OUTSTANDING                                  EXERCISABLE
                            ------------------------------------------   -----------------------------------------
                                              WEIGHTED                                     WEIGHTED
                                               AVERAGE       WEIGHTED                       AVERAGE       WEIGHTED
         RANGE OF                             REMAINING       AVERAGE                      REMAINING      AVERAGE
         EXERCISE              NUMBER        CONTRACTUAL     EXERCISE       NUMBER        CONTRACTUAL     EXERCISE
          PRICES             OF OPTIONS     LIFE (YEARS)       PRICE      OF OPTIONS     LIFE (YEARS)      PRICE
-------------------------   ------------   --------------   ----------   ------------   --------------   ---------
$6.47 ...................       2,379             7.4        $  6.47          593              7.4       $  6.47
$22.00 ..................         263             8.3        $ 22.00           48              8.3       $ 22.00
$32.75 - $39.99 .........         724             9.6        $ 37.08           45              8.7       $ 32.83
$40.00 - $45.00 .........         394             9.0        $ 40.53           --                             --
                                -----                                         ---
 Total ..................       3,760             8.0        $ 17.02          686              7.6       $  9.31
                                =====                                         ===

     The weighted average fair values of stock options at their grant date during 1999 and 1998, where the exercise price equaled the market price (estimated fair value) on the grant date were $14.04 and $8.86, respectively. In accordance with APB 25, no compensation expense was recognized. The following table reflects pro forma net income and EPS had the Company elected to adopt the fair value approach of SFAS 123:




                                 YEAR ENDED             NINE MONTHS
                                DECEMBER 31,               ENDED
                         ---------------------------    DECEMBER 31,
                             1999           1998            1997
                         ------------   ------------   -------------
Net income:
 As reported .........     $ 58,689       $ 32,551       $ 12,305
 Pro forma ...........       54,625         31,246         11,751
Basic EPS:
 As reported .........     $   1.83       $   1.32       $   0.62
 Pro forma ...........         1.70           1.27           0.59
Diluted EPS:
 As reported .........     $   1.75       $   1.26       $   0.61
 Pro forma ...........         1.63           1.21           0.59

     The estimated fair values of each option granted in 1999 and 1998 were calculated using the Black-Scholes option-pricing model. The estimated fair value of each option granted in 1997 was calculated using the minimum value method under SFAS 123 because Holdings common stock was not publicly traded prior to its IPO. See Note 9. The weighted average assumptions used in the valuation models were as follows:




                                       1999       1998       1997
                                     --------   --------   --------
Expected option term .............      4.8        4.1        5.5
Expected volatility ..............     31.0%      31.0%      n.a.
Expected dividend yield ..........       --         --         --
Risk-free interest rate ..........      4.7%       5.6%       6.3%

                        L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

       NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

13. COMMITMENTS AND CONTINGENCIES

     The Company leases certain facilities and equipment under agreements expiring at various dates through 2018. At December 31, 1999, future minimum payments under noncancellable operating leases with initial or remaining terms in excess of one year were:




                                   OPERATING LEASES
                       ----------------------------------------
                        REAL ESTATE     EQUIPMENT       TOTAL
                       -------------   -----------   ----------
2000 ...............      $ 21,337        $3,519      $ 24,856
2001 ...............        19,679         2,685        22,364
2002 ...............        17,427         1,369        18,796
2003 ...............        11,540           645        12,185
2004 ...............         9,493           183         9,676
Thereafter .........       132,518            73       132,591
                          --------        ------      --------
 Total .............      $211,994        $8,474      $220,468
                          ========        ======      ========

     Real estate lease commitments have been reduced by minimum sublease rental income of $4,873 due in the future under noncancellable subleases. Leases covering major items of real estate and equipment contain renewal and or purchase options. Rent expense, net of sublease income was $22,452 for 1999, $15,290 for 1998, $7,330 for the nine-month period ended December 31, 1997, and $2,553 for the three-month period ended March 31, 1997.

     On March 30, 1998 and June 30, 1999, the Company entered into two separate real estate lease agreements, as lessee, with unrelated lessors which expire on March 30, 2001 and June 30, 2002, respectively, and are accounted for as operating leases. On or before each lease expiration date, the Company can exercise options under each lease agreement to either renew the lease, purchase the subject properties for $12,500 and $15,500, respectively, or sell the property on behalf of the lessor (the "Sale Option"). If the Company exercises the Sale Option, the Company must pay the lessor a residual guarantee amount of $10,894 and $13,524, respectively, on or before the lease expiration date, and at the time the property is sold, the Company must pay the lessor a supplemental rent in the amount of $1,606 and $1,976, respectively, to the extent that the sales proceeds exceeds the respective residual guarantee amount by the supplemental rent amounts. In the event that the sales proceeds are less than the sum of the residual guarantee amount and the supplemental rent, the Company is required to pay a supplemental rent to the extent that the reduction in the fair value of the property is demonstrated by an independent appraisal to have been caused by the Company's failure to properly maintain the property. Accordingly, the aggregate residual guarantee amounts of $24,418 have been included in the noncancellable real estate operating lease payments relating to the expiration of such leases.

     The Company is engaged in providing products and services under contracts with the U.S. government and to a lesser degree, under foreign government contracts, some of which are funded by the U.S. government. All such contracts are subject to extensive legal and regulatory requirements, and, from time to time, agencies of the U.S. government investigate whether such contracts were and are being conducted in accordance with these requirements. Under government procurement regulations, an indictment of the Company by a federal grand jury could result in the Company being suspended for a period of time from eligibility for awards of new government contracts. A conviction could result in debarment from contracting with the federal government for a specified term. Additionally, in the event that U.S. government expenditures for products and services of the type manufactured and provided by the Company are reduced, and not offset by greater commercial sales or other new programs or products, or acquisitions, there may be a reduction in the volume of contracts or subcontracts awarded to the Company.

                        L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

       NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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


14. PENSIONS AND OTHER EMPLOYEE BENEFITS


     The Company maintains a number of pension plans, both contributory and noncontributory, covering employees of certain locations. Eligibility for participation in these plans varies and benefits are generally based on the participant's compensation and/or years of service. The Company's funding policy is generally to contribute in accordance with cost accounting standards that affect government contractors, subject to the Internal Revenue Code and regulations thereon. Plan assets are invested primarily in U.S. government and agency obligations and listed stocks and bonds.


     The Company also provides postretirement medical and life insurance benefits for retired employees and dependents at certain locations. Participants are eligible for these benefits when they retire from active service and meet the eligibility requirements for the Company's pension plans. These benefits are funded primarily on a pay-as-you-go basis with the retiree generally paying a portion of the cost through contributions, deductibles and coinsurance provisions.


     The following table summarizes the balance sheet impact, as well as the benefit obligations, assets, funded status and rate assumptions associated with the pension and postretirement benefit plans.




                                                                                     POSTRETIREMENT
                                                          PENSION PLANS               BENEFIT PLANS
                                                    -------------------------   -------------------------
                                                        1999          1998          1999          1998
                                                    -----------   -----------   ------------   ----------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year .........    $ 340,483     $ 198,431     $  75,262      $ 18,880
Service cost ....................................       13,513        10,717         1,595         1,288
Interest cost ...................................       23,092        17,996         4,175         2,933
Participants' contributions .....................           20            --            --            --
Amendments ......................................        3,564            --        (1,429)           --
Actuarial loss (gain) ...........................      (41,372)       18,590       (11,201)        1,547
Acquisitions ....................................           --       105,072           753        52,435
Benefits paid ...................................      (10,759)      (10,323)       (3,601)       (1,821)
                                                     ---------     ---------     ---------      --------
Benefit obligation at end of year ...............    $ 328,541     $ 340,483     $  65,554      $ 75,262
                                                     ---------     ---------     ---------      --------

                        L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

       NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                        POSTRETIREMENT
                                                         PENSION PLANS                   BENEFIT PLANS
                                                 -----------------------------   -----------------------------
                                                      1999            1998            1999            1998
                                                 -------------   -------------   -------------   -------------
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of
 year ........................................     $ 288,502       $ 173,450       $      --       $      --
Actual return on plan assets .................        81,800          22,059              --              --
Acquisitions .................................            --          93,822              --              --
Employer contributions .......................         7,888           9,494           3,601           1,821
Participants contributions ...................            20              --              --              --
Benefits paid ................................       (10,759)        (10,323)         (3,601)         (1,821)
                                                   ---------       ---------       ---------       ---------
Fair value of plan assets at end of year .....     $ 367,451       $ 288,502       $      --       $      --
                                                   ---------       ---------       ---------       ---------
FUNDED STATUS OF THE PLANS ...................     $  38,910       $ (51,981)      $ (65,554)      $ (75,262)
Unrecognized actuarial loss (gain) ...........       (76,592)         20,299          (8,924)          2,165
Unrecognized prior service cost ..............         3,275              --          (1,306)             --
                                                   ---------       ---------       ---------       ---------
Net amount recognized ........................     $ (34,407)      $ (31,682)      $ (75,784)      $ (73,097)
                                                   =========       =========       =========       =========
AMOUNTS RECOGNIZED IN THE BALANCE SHEET
 CONSIST OF:
Accrued benefit liability ....................     $ (34,478)      $ (41,196)      $ (75,784)      $ (73,097)
Accumulated other comprehensive income........            71           9,514              --              --
                                                   ---------       ---------       ---------       ---------
Net amount recognized ........................     $ (34,407)      $ (31,682)      $ (75,784)      $ (73,097)
                                                   =========       =========       =========       =========
RATE ASSUMPTIONS:
Discount rate ................................          7.75%           6.75%           7.75%           6.75%
Rate of return on plan assets ................          9.50%           9.00%           n.a.            n.a.
Salary increases .............................          4.50%           4.50%           4.50%           4.50%
Annual increase in cost of benefits ..........          n.a.            n.a.            6.50%           6.50%

     The annual increase in cost of benefits ("health care cost trend rate") is assumed to decrease gradually to a rate of 4.5% by the year 2001. Assumed health care cost trend rates have a significant effect on amounts reported for postretirement medical benefit plans. A one percentage point decrease in the assumed health care cost trend rates would have the effect of decreasing the aggregate service and interest cost components and the postretirement medical obligations by $636 and $4,776, respectively. A one percentage point increase in the assumed health care cost trend rate would have the effect of increasing the aggregate service and interest cost components and the postretirement medical obligations by $777 and $5,680, respectively.

     The following table summarizes the components of net periodic pension and postretirement medical costs.

                                                                                POSTRETIREMENT
                                                      PENSION PLANS              PENSION PLANS
                                               ---------------------------   ---------------------
                                                   1999           1998          1999        1998
                                               ------------   ------------   ---------   ---------
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost ...............................    $  13,513      $  10,717      $1,595      $1,288
Interest cost ..............................       23,092         17,996       4,175       2,933
Amortization of prior service cost .........          289             --        (123)         --
Expected return on plan assets .............      (26,251)       (19,938)         --          --
Recognized actuarial (gain) loss ...........          (30)           (25)       (112)          7
Recognition due to settlement ..............           --           (376)         --          --
                                                ---------      ---------      ------      ------
 Net periodic benefit cost .................    $  10,613      $   8,374      $5,535      $4,228
                                                =========      =========      ======      ======

                        L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

       NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $4,459, $5,307 and $893 respectively, as of December 31, 1999, and $271,411, $251,228, and $228,856, respectively, as of December
31, 1998.

     In connection with the Company's assumption of certain plan obligations pursuant to the L-3 Acquisition, Lockheed Martin has provided the Pension Benefit Guaranty Corporation ("PBGC") with commitments to assume sponsorship or other forms of financial support under certain circumstances of the Company's pension plans for Communication Systems -- West and Aviation Recorders (the "Subject Plans"). Upon the occurrence of certain events, Lockheed Martin, at its option, has the right to decide whether to cause the Company to transfer sponsorship of any or all of the Subject Plans to Lockheed Martin, even if the PBGC has not sought to terminate the Subject Plans. Such a triggering event occurred in 1998, that reversed itself in 1999, relating to a decrease in the PBGC-mandated discount rate in 1998 that had resulted in an increase in the underlying liability. The Company notified Lockheed Martin of the 1998 triggering event, and in February 1999, Lockheed Martin informed the Company that it had no present intention to exercise its right to cause the Company to transfer sponsorship of the Subject Plans. If Lockheed Martin did assume sponsorship of these plans, it would be primarily liable for the costs associated with funding the Subject Plans or any costs associated with the termination of the Subject Plans but L-3 Communications would be required to reimburse Lockheed Martin for these costs. To date, the impact on pension expense and funding requirements resulting from this arrangement has not been significant. However, should Lockheed Martin assume sponsorship of the Subject Plans or if these plans were terminated, the impact of any increased pension expenses or funding requirements could be material to the Company. The Company has performed its obligations under the letter agreement with Lockheed Martin and the Lockheed Martin Commitment and has not received any communications from the PBGC concerning actions which the PBGC contemplates taking in respect of the Subject Plans.

     Employee Savings Plans. Under its various employee savings plans, the Company matches the contributions of participating employees up to a designated level. The extent of the match, vesting terms and the form of the matching contributions vary among the plans. Under these plans, the Company's matching contributions, in Holdings common stock or cash, for 1999 and 1998 and nine-month period ended December 31, 1997 were $8,798, $6,366 and $3,742, respectively.


15. SUPPLEMENTAL CASH FLOW INFORMATION

                                                                YEAR ENDED           NINE MONTHS
                                                               DECEMBER 31,             ENDED
                                                          -----------------------    DECEMBER 31,
                                                             1999         1998           1997
                                                          ----------   ----------   -------------
Interest paid .........................................    $50,532      $42,908        $21,245
Income taxes paid .....................................      6,317          496            109
Noncash transactions:
 Common stock issued related to acquisition ...........      6,434           --         45,000
 Contribution in common stock to savings plan .........      6,993          967             --

16. TRANSACTIONS WITH LOCKHEED MARTIN

     The Company sells products to Lockheed Martin and its affiliates. Net sales to Lockheed Martin amounted to $65,776, $70,401 and $60,402, respectively, for the years ended December 31, 1999 and 1998, and the nine-month period ended December 31, 1997. The net sales of the Predecessor Company to Lockheed Martin for the three-month period ended March 31, 1997 was $21,171. Lockheed Martin provides the Company information systems and other services and previously provided similar services to the Predecessor Company for which the Company and the Predecessor Company were charged $12,095,

                        L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

       NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

$13,690, and $4,210 for the year ended December 31, 1998, the nine-month period ended December 31, 1997, and the three-month period ended March 31, 1997 respectively.

     On October 25, 1999, Lockheed Martin sold its remaining shares of Holdings common stock through a private transaction, and as of such date, Lockheed Martin is no longer an affiliate or a related party of the Company.

     The Predecessor Company relied on Lockheed Martin for certain services, including treasury, cash management, employee benefits, taxes, risk management, internal audit, financial reporting, contract administration and general corporate services. Although expenses of $5,208 for the three-month period ended March 31, 1997 related to these services have been allocated to the Predecessor Company, the combined results of operations and cash flows of the Predecessor Company would not be the same had it been an independent entity. The allocation was estimated based primarily on an allocation methodology prescribed by government regulations pertaining to government contractors. Interest expense was allocated to the Predecessor Company by applying Lockheed Martin's weighted average consolidated interest rate to the portion of the beginning of period invested equity account deemed to be financed by consolidated debt, which was determined based on Lockheed Martin's debt to equity ratio on such date, except that the acquisition of the Loral Acquired Businesses was assumed to be fully financed by debt. Interest expense of the Predecessor Company was calculated using an invested equity balance of $473,609 and an interest rate of 7.1%. The benefit for income taxes for the Predecessor Company was calculated by applying statutory tax rates to the reported income before income taxes after considering items that do not enter into the determination of taxable income and tax credits reflected in the consolidated provision of Lockheed Martin which are related to the Predecessor Company.

     The changes in invested equity of the Predecessor Company for the three-month period ended March 31, 1997 were comprised of a net loss of $258 and advances from Lockheed Martin of $20,579.


17. SEGMENT INFORMATION

     The Company has two reportable segments, Secure Communication Systems and Specialized Communication Products, which are described in Note 1. The prior year reportable segment information has been restated to conform to the 1999 presentation of the Company's reportable segments. The Company evaluates the performance of its operating divisions and reportable segments based on sales and operating income. All corporate expenses are allocated to the Company's divisions using an allocation methodology prescribed by U.S. government regulations for government contractors. Accordingly, all costs and expenses are included in the Company's measure of segment profitability.




                                           SECURE       SPECIALIZED                ELIMINATION OF   CONSOLIDATED
                                       COMMUNICATION   COMMUNICATION                INTERSEGMENT     (COMBINED)
                                          SYSTEMS         PRODUCTS     CORPORATE        SALES          TOTAL
                                      --------------- --------------- ----------- ---------------- -------------
COMPANY
1999
----
Sales ...............................     $544,418       $  867,495                  $  (6,451)     $1,405,462
Operating income ....................       46,955          103,531                                    150,486
Total assets ........................      381,699        1,123,487     $128,585                     1,633,771
Capital expenditures . ..............        6,980           16,476                                     23,456
Depreciation and amortization .......       18,451           35,267                                     53,718

1998
----
Sales ...............................     $493,188       $  561,393                  $ (17,536)     $1,037,045
Operating income ....................       39,885           60,464                                    100,349
Total assets ........................      368,891          797,469     $119,036                     1,285,396
Capital expenditures . ..............        5,755           17,674                                     23,429
Depreciation and amortization .......       17,325           23,030                                     40,355

                        L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

       NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                             SECURE       SPECIALIZED                ELIMINATION OF   CONSOLIDATED
                                         COMMUNICATION   COMMUNICATION                INTERSEGMENT     (COMBINED)
                                            SYSTEMS         PRODUCTS     CORPORATE        SALES          TOTAL
                                        --------------- --------------- ----------- ---------------- -------------
Nine Months Ended December 31, 1997
---------------------------------------
Sales .................................     $309,143        $244,497                    $ (7,115)       $546,525
Operating income (loss) ...............       25,800          30,056     $ (4,410)                        51,446
Total assets ..........................      265,959         290,244      140,779                        696,982
Capital expenditures ..................        5,534           6,400                                      11,934
Depreciation and amortization .........       12,878           9,312                                      22,190

PREDECESSOR COMPANY
Three Months Ended March 31, 1997
----------------------------------------
Sales .................................     $ 84,862        $ 74,399                    $   (388)       $158,873
Operating income ......................          127           7,809                                       7,936
Total assets ..........................      402,867         203,345                                     606,212
Capital expenditures . ................        1,263           3,037                                       4,300
Depreciation and amortization .........        5,095           2,695                                       7,790

     Corporate assets not allocated to the reportable segments primarily include cash and cash equivalents, corporate office fixed assets, deferred income tax assets and deferred debt issuance costs. Corporate operating loss for the nine-month period ended December 31, 1997 represents the nonrecurring noncash charge recorded in April, 1997 related to the initial capitalization of the Company.


     Substantially all of the Company's operations are domestic. The Company's foreign operations are not material to the Company's results of operations, cash flows or financial position. Sales to principal customers are summarized in the table below:



                                                                                                  PREDECESSOR
                                                                   COMPANY                          COMPANY
                                                ----------------------------------------------   ------------
                                                                                     NINE            THREE
                                                         YEAR ENDED                 MONTHS          MONTHS
                                                        DECEMBER 31,                 ENDED           ENDED
                                                -----------------------------    DECEMBER 31,      MARCH 31,
                                                     1999            1998            1997            1997
                                                -------------   -------------   --------------   ------------
U.S. government agencies . ..................    $  924,006      $  716,234        $434,020        $128,505
Foreign governments .........................       127,637         100,911          12,090           2,017
Commercial export . .........................       144,274          85,331          32,743          11,595
Other (principally U.S. commercial) .........       209,545         134,569          67,672          16,756
                                                 ----------      ----------        --------        --------
                                                 $1,405,462      $1,037,045        $546,525        $158,873
                                                 ==========      ==========        ========        ========

18. UNAUDITED QUARTERLY FINANCIAL DATA


     Unaudited summarized financial data by quarter for the years ended December 31, 1999 and 1998 is presented below.


                                                        COMPANY
                             -------------------------------------------------------------
                                MARCH 31        JUNE 30       SEPTEMBER 30     DECEMBER 31
                             -------------   -------------   --------------   ------------
1999
Sales ....................     $ 275,562       $ 314,432       $ 382,356       $ 433,112
Operating income .........        26,167          31,149          42,840          50,330
Net income ...............         7,199          11,086          17,349          23,055
Basic EPS . ..............     $    0.24       $    0.34       $    0.53       $    0.70
Diluted EPS ..............     $    0.23       $    0.33       $    0.51       $    0.68

                        L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

       NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        COMPANY
                             -------------------------------------------------------------
                                MARCH 31        JUNE 30       SEPTEMBER 30     DECEMBER 31
                             -------------   -------------   --------------   ------------
1998
Sales ....................     $ 186,564       $ 230,424       $ 291,312       $ 328,745
Operating income .........        14,093          19,458          30,068          36,730
Net income ...............         2,613           5,610          10,467          13,861
Basic EPS . ..............     $    0.13       $    0.24       $    0.38       $    0.51
Diluted EPS ..............     $    0.13       $    0.23       $    0.37       $    0.48

19. FINANCIAL INFORMATION OF L-3 COMMUNICATIONS SUBSIDIARY GUARANTORS


     L-3 Communications is a wholly-owned subsidiary of Holdings. The debt of L-3 Communications, including the Senior Subordinated Notes and borrowings under and amounts drawn against the Senior Credit Facilities are guaranteed, on a joint and several, full and unconditional basis, by certain of its wholly-owned domestic subsidiaries (the "Guarantor Subsidiaries"). See Note 7. The foreign subsidiaries and certain domestic subsidiaries of L-3 Communications (the "Non-Guarantor Subsidiaries") do not guarantee the debt of L-3 Communications. None of the debt of L-3 Communications has been issued by its subsidiaries. There are no restrictions on the payment of dividends from the Guarantor Subsidiaries to L-3 Communications.


     In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, the Company has included the accompanying condensed combining financial statement based on the Company's understanding of the interpretation and application of Rule 3-10 of SEC Regulation S-X and SEC Staff Accounting Bulletin No. 53. The Company does not believe that separate financial statements of the Guarantor Subsidiaries are material to users of the financial statements. Therefore, separate financial statements of the Guarantor Subsidiaries are not presented.


     The following condensed combining financial information present the results of operations, financial position and cash flows of (i) L-3 Communications excluding its consolidated subsidiaries (the "Parent") (ii) the Guarantor Subsidiaries, (iii) the Non-Guarantor Subsidiaries and (iv) the eliminations to arrive at the information for L-3 Communications on a consolidated basis.

                        L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

       NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                 GUARANTOR    NON-GUARANTOR                     CONSOLIDATED
                                                    PARENT     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   L-3 COMMUNICATIONS
                                                ------------- -------------- --------------- -------------- -------------------
CONDENSED COMBINING BALANCE SHEETS:
-----------------------------------------------
AS OF DECEMBER 31, 1999:
-----------------------------------------------
Current assets:
 Cash and cash equivalents                       $   34,037      $  5,164       $   3,587      $       --        $   42,788
 Contracts in process                               264,658       162,088          57,427              --           484,173
 Other current assets                                24,616        10,455           5,675              --            40,746
                                                 ----------      --------       ---------      ----------        ----------
   Total current assets                             323,311       177,707          66,689              --           567,707
                                                 ----------      --------       ---------      ----------        ----------
Property, plant and equipment, net                  104,087        25,005          11,879              --           140,971
Intangibles, net                                    399,746       377,177          44,629              --           821,552
Other assets                                         67,820        10,337          25,384              --           103,541
Investment in and amounts due to and from
 consolidated subsidiaries                          644,560        23,591         (25,423)       (642,728)               --
                                                 ----------      --------       ---------      ----------        ----------
   Total assets                                  $1,539,524       613,817       $ 123,158      $ (642,728)       $1,633,771
                                                 ==========      ========       =========      ==========        ==========
Current liabilities:
 Accounts payable and accrued expenses           $  135,709      $ 57,924       $  19,007      $       --        $  212,640
 Customer advances                                   53,345           543           2,850              --            56,738
 Other current liabilities                           24,798        17,230           6,900              --            48,928
                                                 ----------      --------       ---------      ----------        ----------
   Total current liabilities                        213,852        75,697          28,757              --           318,306
                                                 ----------      --------       ---------      ----------        ----------
Other liabilities                                    79,234        47,961              95              --           127,290
Long-term debt                                      605,000            --              --              --           605,000
Shareholders' equity                                641,438       490,159          94,306        (642,728)          583,175
                                                 ----------      --------       ---------      ----------        ----------
   Total liabilities and shareholders' equity    $1,539,524      $613,817       $ 123,158      $ (642,728)       $1,633,771
                                                 ==========      ========       =========      ==========        ==========
AS OF DECEMBER 31, 1998:
-----------------------------------------------
Current assets:
 Cash and cash equivalents                       $   23,737      $    459       $   1,934      $       --        $   26,130
 Contracts in process                               230,940        82,822          37,287              --           351,049
 Other current assets                                16,752        10,802             634              --            28,188
                                                 ----------      --------       ---------      ----------        ----------
   Total current assets                             271,429        94,083          39,855              --           405,367
                                                 ----------      --------       ---------      ----------        ----------
Property, plant and equipment, net                  101,532        15,105           6,518              --           123,155
Intangibles, net                                    367,647       282,972          18,743              --           669,362
Other assets                                         55,306        14,612          17,594              --            87,512
Investment in and amounts due from (to)
 consolidated subsidiaries                          388,846         6,166         (18,085)       (376,927)               --
                                                 ----------      --------       ---------      ----------        ----------
   Total assets                                  $1,184,760      $412,938       $  64,625      $ (376,927)       $1,285,396
                                                 ==========      ========       =========      ==========        ==========
Current liabilities:
 Accounts payable and accrued expenses           $  120,679      $ 32,637       $  11,829      $       --        $  165,145
 Customer advances                                   43,312           699           1,863              --            45,874
 Other current liabilities                           29,947         5,678             890              --            36,515
                                                 ----------      --------       ---------      ----------        ----------
   Total current liabilities                        193,938        39,014          14,582              --           247,534
                                                 ----------      --------       ---------      ----------        ----------
Other liabilities                                    85,848        46,892             148              --           132,888
Long-term debt                                      605,000            --              --              --           605,000
Shareholders' equity                                299,974       327,032          49,895        (376,927)          299,974
                                                 ----------      --------       ---------      ----------        ----------
   Total liabilities and shareholders' equity    $1,184,760      $412,938       $  64,625      $ (376,927)       $1,285,396
                                                 ==========      ========       =========      ==========        ==========

                        L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

       NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      GUARANTOR    NON-GUARANTOR                     CONSOLIDATED
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   L-3 COMMUNICATIONS
                                       ----------- -------------- --------------- -------------- -------------------
CONDENSED COMBINING STATEMENTS OF
--------------------------------------
  OPERATIONS:
--------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 1999:
--------------------------------------
Sales                                   $837,924      $440,160       $130,122       $  (2,744)        $1,405,462
                                        --------      --------       --------       ---------         ----------
Operating income (loss)                  103,753        52,016         (5,283)             --            150,486
Interest and other income                  4,738           469            327              --              5,534
Interest expense                          60,307            --            283              --             60,590
Provision (benefit) for income taxes      18,238        20,091         (1,588)             --             36,741
Equity in net income (loss) of
 consolidated subsidiaries                28,743            --             --         (28,743)                --
                                        --------      --------       --------       ---------         ----------
Net income (loss)                       $ 58,689      $ 32,394       $ (3,651)      $ (28,743)        $   58,689
                                        ========      ========       ========       =========         ==========
FOR THE YEAR ENDED DECEMBER 31, 1998:
--------------------------------------
Sales                                   $833,471      $172,333       $ 33,777       $  (2,536)        $1,037,045
                                        --------      --------       --------       ---------         ----------
Operating income                          82,852        16,137          1,360              --            100,349
Interest and other income                  2,546           422             --            (309)             2,659
Interest expense                          49,503            --            364            (309)            49,558
Provision for income taxes                14,158         6,375            366              --             20,899
Equity in net income of
 consolidated subsidiaries                10,814            --             --         (10,814)                --
                                        --------      --------       --------       ---------         ----------
Net income                              $ 32,551      $ 10,184       $    630       $ (10,814)        $   32,551
                                        ========      ========       ========       =========         ==========

                        L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

       NOTES TO CONSOLIDATED (COMBINED) FINANCIAL STATEMENTS--(CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                               GUARANTOR      NON-GUARANTOR
                                                                  PARENT     SUBSIDIARIES      SUBSIDIARIES
                                                              ------------- --------------   ---------------
CONDENSED COMBINING STATEMENTS OF CASH FLOWS:
-------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 1999:
-------------------------------------------------------------
OPERATING ACTIVITIES:
Net income (loss)                                              $    29,946     $ 32,394         $ (3,651)
Depreciation, amortization, deferred taxes and noncash
 items                                                              57,147       32,703            3,220
Equity in net (income) loss of consolidated subsidiaries           (28,743)          --
Changes in operating assets and liabilities                        (11,356)     (33,782)          (7,603)
                                                               -----------     --------         --------
Net cash from (used in) operating activities                        46,994       31,315           (8,034)
                                                               -----------     --------         --------
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired                    (58,864)    (156,196)         (57,135)
Investment in consolidated subsidiaries                           (213,331)          --               --
Capital expenditures, net of dispositions                          (12,572)      (1,686)          (2,485)
Other investing activities                                           4,649        2,275           (2,788)
                                                               -----------     --------         --------
Net cash (used in) investing activities                           (280,118)    (155,607)         (62,408)
                                                               -----------     --------         --------
FINANCING ACTIVITIES:
Borrowings (repayments) under senior credit facilities, net             --           --               --
Contribution from Holdings                                         201,582           --               --
Intercompany financing activities, net                              41,738      130,330           70,006
Other financing activities                                             104       (1,333)           2,089
                                                               -----------     --------         --------
Net cash from (used in) financing activities                       243,424      128,997           72,095
                                                               -----------     --------         --------
Net increase (decrease) in cash                                     10,300        4,705            1,653
Cash and cash equivalents, beginning of period                      23,737          459            1,934
                                                               -----------     --------         --------
Cash and cash equivalents, end of period                       $    34,037     $  5,164         $  3,587
                                                               ===========     ========         ========
FOR THE YEAR ENDED DECEMBER 31, 1998:
-------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                     $    21,737     $ 10,184         $    630
Depreciation, amortization, deferred taxes and noncash
 items                                                              50,372       12,273            1,027
Equity in net (income) loss of consolidated subsidiaries           (10,814)          --               --
Changes in operating assets and liabilities                          4,861      (13,026)          (2,976)
                                                               -----------     --------         --------
Net cash from (used in) operating activities                        66,156        9,431           (1,319)
                                                               -----------     --------         --------
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired                    (82,704)    (320,218)         (45,066)
Investment in consolidated subsidiaries                           (365,284)          --               --
Capital expenditures, net of dispositions                          (19,003)      (2,806)            (650)
Other investing activities                                           6,653           --           (9,069)
                                                               -----------     --------         --------
Net cash (used in) investing activities                           (460,338)    (323,024)         (54,785)
                                                               -----------     --------         --------
FINANCING ACTIVITIES:
Borrowings (repayments) under senior credit facilities, net       (172,000)          --               --
Proceeds from sale of senior subordinated notes                    380,000           --               --
Contribution from Holdings                                         139,500           --               --
Intercompany financing activities, net                               4,008      314,052           58,038
Other financing activities                                         (11,063)          --               --
                                                               -----------     --------         --------
Net cash from (used in) financing activities                       346,445      314,052           58,038
                                                               -----------     --------         --------
Net increase (decrease) in cash                                    (53,737)         459            1,934
Cash and cash equivalents, beginning of period                      77,474           --               --
                                                               -----------     --------         --------
Cash and cash equivalents, end of period                       $    23,737     $    459         $  1,934
                                                               ===========     ========         ========







                                                                                  CONSOLIDATED
                                                                ELIMINATIONS   L-3 COMMUNICATIONS
                                                               -------------- -------------------
CONDENSED COMBINING STATEMENTS OF CASH FLOWS:
-------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 1999:
-------------------------------------------------------------
OPERATING ACTIVITIES:
Net income (loss)                                                     --          $    58,689
Depreciation, amortization, deferred taxes and noncash
 items                                                                --               93,070
Equity in net (income) loss of consolidated subsidiaries          28,743                   --
Changes in operating assets and liabilities                           --              (52,741)
                                                               -----------        -----------
Net cash from (used in) operating activities                      28,743               99,018
                                                               -----------        -----------
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired                       --             (272,195)
Investment in consolidated subsidiaries                          213,331                   --
Capital expenditures, net of dispositions                             --              (16,743)
Other investing activities                                            --                4,136
                                                               -----------        -----------
Net cash (used in) investing activities                          213,331             (284,802)
                                                               -----------        -----------
FINANCING ACTIVITIES:
Borrowings (repayments) under senior credit facilities, net           --                   --
Contribution from Holdings                                            --              201,582
Intercompany financing activities, net                          (242,074)                  --
Other financing activities                                            --                  860
                                                               -----------        -----------
Net cash from (used in) financing activities                    (242,074)             202,442
                                                               -----------        -----------

Net increase in cash                                                  --               16,658
Cash and cash equivalents, beginning of period                        --               26,130
                                                               -----------        -----------
Cash and cash equivalents, end of period                              --          $    42,788
                                                               ===========        ===========
FOR THE YEAR ENDED DECEMBER 31, 1998:
-------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                            --          $    32,551
Depreciation, amortization, deferred taxes and noncash
 items                                                                --               63,672
Equity in net (income) loss of consolidated subsidiaries          10,814                   --
Changes in operating assets and liabilities                           --              (11,141)
                                                               -----------        -----------
Net cash from (used in) operating activities                      10,814               85,082
                                                               -----------        -----------
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired                       --             (447,988)
Investment in consolidated subsidiaries                          365,284                   --
Capital expenditures, net of dispositions                             --              (22,459)
Other investing activities                                            --               (2,416)
                                                               -----------        -----------
Net cash (used in) investing activities                          365,284             (472,863)
                                                               -----------        -----------
FINANCING ACTIVITIES:
Borrowings (repayments) under senior credit facilities, net           --             (172,000)
Proceeds from sale of senior subordinated notes                       --              380,000
Contribution from Holdings                                            --              139,500
Intercompany financing activities, net                          (376,098)                  --
Other financing activities                                            --              (11,063)
                                                               -----------        -----------
Net cash from (used in) financing activities                    (376,098)             336,437
                                                               -----------        -----------
Net increase (decrease) in cash                                       --              (51,344)
Cash and cash equivalents, beginning of period                        --               77,474
                                                               -----------        -----------
Cash and cash equivalents, end of period                              --          $    26,130
                                                               ===========        ===========