Form 10-Q
period 2000-03-31
L 3 COMMUNICATIONS HOLDINGS INC; L 3 COMMUNICATIONS CORP
filed 2000-05-15
CIK 1056239, 1039101

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

     There were 33,051,850 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on May 12, 2000.


================================================================================

                      L-3 COMMUNICATIONS HOLDINGS, INC. AND
                         L-3 COMMUNICATIONS CORPORATION
                         FORM 10-Q QUARTERLY REPORT FOR
                          QUARTER ENDED MARCH 31, 2000



                        PART I -- FINANCIAL INFORMATION:




                                                                                    PAGE NO.
                                                                                    --------
ITEM 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of March 31, 2000 and
            December 31, 1999 ....................................................      1

          Condensed Consolidated Statements of Operations for the Three Months
            ended March 31, 2000 and March 31, 1999 ..............................      2

          Condensed Consolidated Statements of Cash Flows for the Three Months
            ended March 31, 2000 and March 31, 1999 ..............................      3

          Notes to Condensed Consolidated Financial Statements ...................      4

ITEM 2.   Management's Discussion and Analysis of Results of Operations and
            Financial Condition ..................................................     14

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk .............     20

                          PART II -- OTHER INFORMATION:

ITEM 6.   Exhibits and Reports on Form 8-K .......................................     21

                        L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                          MARCH 31,      DECEMBER 31,
                                                                            2000             1999
                                                                        -------------   -------------
                                                                         (UNAUDITED)
                                ASSETS
Current assets:
 Cash and cash equivalents .........................................     $   27,381      $   42,788
 Contracts in process ..............................................        577,451         484,173
 Deferred income taxes .............................................         62,648          32,985
 Other current assets ..............................................          7,658           7,761
                                                                         ----------      ----------
   Total current assets ............................................        675,138         567,707
                                                                         ----------      ----------
Property, plant and equipment, net .................................        159,130         140,971
Intangibles, primarily cost in excess of net assets acquired, net of
 amortization ......................................................        972,665         821,552
Deferred income taxes ..............................................         64,095          56,858
Other assets .......................................................         40,992          46,683
                                                                         ----------      ----------
   Total assets ....................................................     $1,912,020      $1,633,771
                                                                         ==========      ==========
                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable, trade ...........................................     $  112,024      $   98,693
 Accrued employment costs ..........................................         82,616          70,618
 Accrued expenses ..................................................         50,022          27,931
 Customer advances .................................................         48,831          56,738
 Accrued interest ..................................................         18,858          12,683
 Income taxes ......................................................          2,435           2,715
 Other current liabilities .........................................         88,897          48,928
                                                                         ----------      ----------
   Total current liabilities .......................................        403,683         318,306
                                                                         ----------      ----------
Pension and postretirement benefits ................................        107,200         110,262
Other liabilities ..................................................         17,663          17,028
Long-term debt .....................................................        785,000         605,000
Commitments and contingencies

Shareholders' equity:
 Common stock $.01 par value; authorized 100,000,000 shares, issued
   and outstanding 32,910,000 and 32,794,547 shares ................        489,161         483,694
 Retained earnings .................................................        114,474         103,545
 Unearned compensation .............................................         (3,185)         (1,661)
 Accumulated other comprehensive loss ..............................         (1,976)         (2,403)
                                                                         ----------      ----------
Total shareholders' equity .........................................        598,474         583,175
                                                                         ----------      ----------
   Total liabilities and shareholders' equity ......................     $1,912,020      $1,633,771
                                                                         ==========      ==========

            See notes to condensed consolidated financial statements.

                        L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                              THREE MONTHS ENDED MARCH 31,
                                              -----------------------------
                                                   2000            1999
                                              -------------   -------------
Sales .....................................     $ 377,052       $ 275,562
Costs and expenses ........................       342,383         249,395
                                                ---------       ---------
Operating income ..........................        34,669          26,167
Interest and other income .................           835           1,014
Interest expense ..........................        17,588          15,475
                                                ---------       ---------
Income before income taxes ................        17,916          11,706
Provision for income taxes ................         6,987           4,507
                                                ---------       ---------
Net income ................................     $  10,929       $   7,199
                                                =========       =========

Earnings per common share:
 Basic ....................................     $    0.33       $    0.24
                                                =========       =========
 Diluted ..................................     $    0.32       $    0.23
                                                =========       =========

Weighted average common shares outstanding:
 Basic ....................................        33,042          30,491
                                                =========       =========
 Diluted ..................................        34,478          31,884
                                                =========       =========


            See notes to condensed consolidated financial statements.

                        L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------
                                                                          2000           1999
                                                                      ------------   ------------
OPERATING ACTIVITIES:
Net income ........................................................    $   10,929     $   7,199
Depreciation and amortization .....................................        15,701        12,774
Amortization of deferred debt issuance costs ......................         1,006           978
Deferred income taxes .............................................         4,700         3,155
Other noncash items ...............................................         2,295         1,973
Changes in operating assets and liabilities, net of amounts
 acquired:
 Contracts in process .............................................       (25,942)      (23,677)
 Other current assets .............................................           395         2,081
 Other assets .....................................................        (1,200)       (1,417)
 Accounts payable and accrued expenses ............................        16,145        (9,499)
 Customer advances ................................................        (8,199)        8,112
 Other current liabilities ........................................           336          (822)
 Pension and postretirement benefits ..............................         4,838          (546)
 Other liabilities ................................................        (5,247)         (742)
All other operating activities, net ...............................          (598)       (1,086)
                                                                       ----------     ---------
Net cash from (used in) operating activities ......................        15,159        (1,517)
                                                                       ----------     ---------
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired ...................      (217,670)      (96,312)
Capital expenditures ..............................................        (5,393)       (4,545)
Disposition of property, plant and equipment ......................           952           269
Other investing activities, net ...................................        11,506         1,189
                                                                       ----------     ---------
Net cash (used in) investing activities ...........................      (210,605)      (99,399)
                                                                       ----------     ---------
FINANCING ACTIVITIES:
Borrowings under revolving credit facilities ......................       244,000        74,700
Repayment of borrowings under revolving credit facilities .........       (64,000)      (74,700)
Proceeds from sale of common stock, net ...........................            --       201,582
Other financing activities, net ...................................            39        (1,265)
                                                                       ----------     ---------
Net cash from financing activities ................................       180,039       200,317
                                                                       ----------     ---------
Net (decrease) increase in cash ...................................       (15,407)       99,401
Cash and cash equivalents, beginning of the period ................        42,788        26,130
                                                                       ----------     ---------
Cash and cash equivalents, end of the period ......................    $   27,381     $ 125,531
                                                                       ==========     =========


            See notes to condensed consolidated financial statements.

                      L-3 COMMUNICATIONS HOLDINGS, INC. AND
                         L-3 COMMUNICATIONS CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     L-3 Communications Holdings, Inc. ("Holdings" and together with its subsidiaries "L-3" or the "Company") is a leading merchant supplier of sophisticated secure communication systems and specialized communication products. These systems and products are critical elements of virtually all major communication, command and control, intelligence gathering and space systems. The Company's customers include the U.S. department of defense (the "DoD"), certain U.S. government intelligence agencies, major aerospace and defense contractors, foreign governments and commercial customers. The Company has two reportable segments, Secure Communication Systems and Specialized Communication Products.

     Secure Communication Systems. This segment provides secure, high data rate communications systems for military and other U.S. government reconnaissance and surveillance applications. These operations are principally performed under cost plus, sole source contracts supporting long-term programs for the U.S. armed forces and classified customers. Major secure communications programs and systems include: secure data links for airborne, satellite, ground and seabased remote platforms for information collection, command and control and dissemination to users in real-time; strategic and tactical signal intelligence systems that detect, collect, identify, analyze and disseminate information and related support contracts for military and intelligence efforts; secure telephone, fax and network equipment and encryption management; communication software support services to military and related government intelligence markets; and communications systems for surface and undersea platforms and manned space flights. This segment also provides high fidelity, fully integrated simulator training products, including flight simulators, pilot training systems and training support services used by U.S. and foreign military agencies, which are principally performed under long-term fixed price contracts.

     Specialized Communication Products. This segment includes three product categories: microwave components, avionics and ocean products, and telemetry, instrumentation and space products. Microwave Components includes commercial off the shelf, high performance microwave components and frequency monitoring equipment. Avionics and Ocean Products include aviation recorders, display products, antenna products, acoustic undersea warfare systems and naval power distribution, conditioning, switching and protection equipment for naval ships and submarines. Telemetry, Instrumentation and Space Products include commercial off the shelf real-time data collection and transmission products and components for missile, aircraft and space based electronic systems. The Specialized Communication Products segment provides products, systems and services used in the satellite transmission of voice, video and data through earth stations for uplink and downlink terminals. This segment also provides commercial off the shelf satellite control software, telemetry, tracking and control, mission processors, software engineering services, and Global Positioning Systems (GPS) receivers, navigation and positioning system products and subsystems to the worldwide military, civilian and commercial satellite markets.

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"); accordingly, they do not include all of the information and notes required by generally accepted accounting principles for a complete set of financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. The results of operations for the interim

                      L-3 COMMUNICATIONS HOLDINGS, INC. AND
                         L-3 COMMUNICATIONS CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                    CONTINUED

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


periods are not necessarily indicative of results for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs and expenses during the reporting period. The most significant of these estimates and assumptions relate to contract estimates of sales and costs, estimates of pension and postretirement benefit obligations, recoverability of recorded amounts of fixed assets and cost in excess of net assets acquired, income taxes, litigation and environmental obligations. Actual results could differ from these estimates. For further information, these interim financial statements should be read in conjunction with the Consolidated Financial Statements of Holdings and L-3 Communications for the fiscal year ended December 31, 1999, included in their Annual Report on Form 10-K for fiscal year ended December 31, 1999.


2. ACQUISITIONS

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

     On February 10, 2000, the Company acquired the assets of the Training Devices and Training Services ("TDTS") business of Raytheon Company for $160,000 in cash plus expenses, subject to adjustment based on closing date net working capital, as defined. Following the acquisition the Company changed the name of TDTS to L-3 Communications Link Simulation and Training ("Link Simulation and Training"). On February 14, 2000, the Company acquired the assets of Trex Communications Corporation, ("TrexCom"), for $50,210 in cash, plus expenses, subject to adjustment based on closing date net worth, as defined. The acquisitions were financed using borrowings under the Company's Senior Credit Facilities.

     On April 28, 2000, the Company acquired the Traffic Alert and Collision Avoidance System ("TCAS") product line from Honeywell for a purchase price of $237,000 in cash, reflecting a price reduction of $17,000 based on the preliminary closing date net assets, as defined, which is subject to a final adjustment. The TCAS acquisition was financed with borrowings under a new revolving 364 day senior credit facility. In addition, in February 2000, the Company entered into a Memorandum of Agreement ("MOA") with Thomson-CSF Sextant S.A. ("Sextant"), a subsidiary of Thomson-CSF, under which L-3 agreed to purchase the assets of TCAS from Honeywell, create a limited liability corporation for TCAS (the "TCAS LLC"), contribute 100% of the TCAS assets to TCAS LLC, and sell a 30% interest in the TCAS LLC to Sextant for a cash purchase price equal to 30% of the final purchase price paid by the Company for TCAS (approximately $71,100 based on the preliminary closing date net assets) (collectively, the "TCAS Minority Interest Transaction"). L-3 expects to maintain operating management of the TCAS LLC and to consolidate it. The MOA will terminate if the TCAS Minority Interest Transaction is not consummated by May 31, 2000. The TCAS Minority Interest Transaction is subject to regulatory approval by United States agencies and the European Union Commission and the execution of definitive agreements.

     Space and Nav and TDTS historical interim financial statements for the three months ended March 31, 1999 are not readily available. However, based on preliminary statement of operations data, had the acquisitions of Aydin, IEC, Space & Nav, TrexCom and TDTS occurred on January 1, 1999, the unaudited pro forma sales would have been $399,700 for the three months ended March 31, 2000 and $406,100 for the three months ended March 31, 1999.

     All of the Company's acquisitions have been accounted for as purchase business combinations and are included in the Company's results of operations from their respective effective dates. The assets and

                      L-3 COMMUNICATIONS HOLDINGS, INC. AND
                         L-3 COMMUNICATIONS CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                    CONTINUED

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


liabilities recorded in connection with the acquisitions of Space & Nav, Link Training and Simulation and TrexCom are based upon preliminary estimates of fair values for contracts in process, inventories, pension and postretirement benefit liabilities and deferred taxes. Actual adjustments will be based on the final purchase prices, audited acquired historical net assets, and the final appraisals and other analyses of fair values which are in process. Management does not expect that differences between the preliminary and final purchase price allocations will have a material impact on the Company's financial position or results of operations.

     In March, 2000 the Company completed the sale of its interest in the Network Security business which resulted in an after tax gain of $395, net of an after-tax loss on the write-down in the carrying value of certain other investments of $6,359.


3. CONTRACTS IN PROCESS

     Contracts in process consist of:

                                                      MARCH 31, 2000     DECEMBER 31, 1999
                                                     ----------------   ------------------
   Billed receivables ............................      $ 263,238           $ 258,054
   Unbilled contract receivables, gross ..........        214,061             125,652
   Less: unliquidated progress payments ..........        (74,022)            (10,351)
                                                        ---------           ---------
    Unbilled contract receivables, net ...........        140,039             115,301
                                                        ---------           ---------
   Inventoried costs, gross ......................        199,138             130,091
   Less: unliquidated progress payments ..........        (24,964)            (19,273)
                                                        ---------           ---------
    Inventoried costs, net .......................        174,174             110,818
                                                        ---------           ---------
    Total contracts in process ...................      $ 577,451           $ 484,173
                                                        =========           =========


4. DEBT

     Long-term debt consists of:

                                                            MARCH 31, 2000     DECEMBER 31, 1999
                                                           ----------------   ------------------
   Borrowings under Senior Credit Facilities ...........       $180,000                  --
   10 3/8% Senior Subordinated Notes due 2007 ..........        225,000            $225,000
   8 1/2% Senior Subordinated Notes due 2008 ...........        180,000             180,000
   8% Senior Subordinated Notes due 2008 ...............        200,000             200,000
                                                               --------            --------
    Total debt .........................................        785,000             605,000
   Less current portion ................................             --                  --
                                                               --------            --------
    Long-term debt .....................................       $785,000            $605,000
                                                               ========            ========

     Available borrowings under the Company's revolving credit facilities at March 31, 2000 were $122,559, after reductions for outstanding borrowings of $180,000 and letters of credit of $97,441.

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

                      L-3 COMMUNICATIONS HOLDINGS, INC. AND
                         L-3 COMMUNICATIONS CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                    CONTINUED

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


2.25%; on commitment fees, ranging from 0.20% to 0.50%; and, on performance letters of credit, ranging from 0.50% to 1.125%, in each case, depending on L-3 Communications' Debt to EBITDA Ratio at the time of determination.

     On April 24, 2000, the Company entered into a new 364 day revolving credit facility for $300,000 (the "New 364 Day Revolving Credit Facility") that expires on April 23, 2001 and amended the Senior Credit Facilities to change the spreads on borrowings and commitment fees thereunder, as follows: on "base rate" borrowings, ranging from 0.375% to 1.75%; on "Eurodollar rate" borrowings ranging from 1.25% to 2.75%; and, on commitment fees, ranging from 0.20% to 0.50%; in each case, depending on L-3 Communications' Debt to EBITDA Ratio at the time of determination. Notwithstanding the new spreads, from April 24, 2000 until the adjustment date related to the quarter ending September 30, 2000, the spreads will be no lower than 0.75%, 1.75% and 0.25%, respectively, on "base rate" borrowings, "Eurodollar" borrowings and commitment fees. The spreads for the New 364 Day Revolving Credit Facility are the same as those under the Senior Credit Facilities. The lenders under the New 364 day Revolving Credit Facility rank pari passu with the lenders under the Senior Credit Facilities.


5. COMPREHENSIVE INCOME

     Comprehensive income consists of:

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                   ------------------------
                                                                      2000          1999
                                                                   ----------   -----------
   Net income ..................................................    $10,929      $  7,199
   Foreign currency translation losses .........................       (598)       (1,086)
   Unrealized gain (loss) on investments, net of taxes .........      1,025        (2,072)
                                                                    -------      --------
   Comprehensive income ........................................    $11,356      $  4,041
                                                                    =======      ========


6. EARNINGS PER SHARE

     Weighted-average shares used in the computation of earnings per share are presented in the table below.

                                                            THREE MONTHS ENDED MARCH
                                                                       31,
                                                           --------------------------
                                                               2000           1999
                                                           ------------   -----------
   Basic:
   Net income ..........................................    $  10,929      $  7,199
   Weighted average common shares outstanding ..........       33,042        30,491
                                                            ---------      --------
   Basic earnings per share ............................    $    0.33      $   0.24
                                                            =========      ========
   Diluted:
   Net income ..........................................    $  10,929      $  7,199
                                                            ---------      --------
   Common and potential common shares:
    Weighted average common shares outstanding .........       33,042        30,491
    Assumed exercise of stock options ..................        3,815         3,197
    Assumed purchase of common shares for treasury .....       (2,379)       (1,804)
                                                            ---------      --------
     Common and potential common shares ................       34,478        31,884
                                                            =========      ========
   Diluted earnings per share ..........................    $    0.32      $   0.23
                                                            =========      ========


7. CONTINGENCIES

     The Company is engaged in providing products and services under contracts with the U.S. government and to a lesser degree, under foreign government contracts, some of which are funded by the

                      L-3 COMMUNICATIONS HOLDINGS, INC. AND
                         L-3 COMMUNICATIONS CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                    CONTINUED

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


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

                      L-3 COMMUNICATIONS HOLDINGS, INC. AND
                         L-3 COMMUNICATIONS CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                    CONTINUED

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


8. SEGMENT INFORMATION

     The Company has two reportable segments, Secure Communication Systems and Specialized Communication Products which are described in Note 1. The Company evaluates the performance of its operating divisions and reportable segments based on sales and operating income. The table below presents sales, operating income and assets by reportable segment.

                                     SECURE       SPECIALIZED                ELIMINATION OF
                                 COMMUNICATION   COMMUNICATION                INTERSEGMENT   CONSOLIDATED
                                    SYSTEMS         PRODUCTS     CORPORATE       SALES          TOTAL
                                --------------- --------------- ----------- --------------- -------------
   Three Months Ended
    March 31, 2000:
    Sales .....................     $162,176       $  215,684                    $(808)      $  377,052
    Operating income ..........       19,360           15,309                                    34,669
   Three Months Ended
    March 31, 1999:
    Sales .....................     $117,514       $  158,607                    $(559)      $  275,562
    Operating income ..........       10,794           15,373                                    26,167
   Assets as of:
    March 31, 2000 ............     $634,700       $1,200,996    $ 76,324                    $1,912,020
    December 31, 1999 .........      381,699        1,123,487     128,585                     1,633,771


9. NEW ACCOUNTING PRONOUNCEMENTS

     In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value and is effective for all quarters of fiscal years beginning after September 15, 2000. The Company does not expect SFAS 133 to have a material impact on its results of operations or financial position.

                      L-3 COMMUNICATIONS HOLDINGS, INC. AND
                         L-3 COMMUNICATIONS CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                    CONTINUED

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


10. UNAUDITED FINANCIAL INFORMATION OF L-3 COMMUNICATIONS SUBSIDIARY GUARANTORS

     L-3 Communications is a wholly owned subsidiary of Holdings. The debt of L-3 Communications, including the Senior Subordinated Notes and borrowings under and amounts drawn against the Company's credit facilities are guaranteed, on a joint and several, full and unconditional basis, by certain of its wholly owned domestic subsidiaries (the "Guarantor Subsidiaries"). The foreign subsidiaries and certain domestic subsidiaries of L-3 Communications (the "Non-Guarantor Subsidiaries") do not guarantee the debt of L-3 Communications. None of the debt of L-3 Communications has been issued by its subsidiaries. There are no restrictions on the payment of dividends from the Guarantor Subsidiaries to L-3 Communications.

     In lieu of providing separate unaudited interim financial statements for the Guarantor Subsidiaries, the Company has included the accompanying condensed combining financial statement data based on the Company's understanding of the interpretation and application of Rule 3-10 of SEC Regulation S-X and Staff Accounting Bulletin No. 53.

     The following unaudited condensed combining financial information present the results of operations, financial position and cash flows of (i) L-3 Communications excluding its consolidated subsidiaries (the "Parent") (ii) the Guarantor Subsidiaries, (iii) the Non-Guarantor Subsidiaries and (iv) the eliminations to arrive at the information for L-3 Communications on a consolidated basis.

                      L-3 COMMUNICATIONS HOLDINGS, INC. AND
                         L-3 COMMUNICATIONS CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                    CONTINUED

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 GUARANTOR    NON-GUARANTOR                     CONSOLIDATED
                                                    PARENT     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   L-3 COMMUNICATIONS
                                                ------------- -------------- --------------- -------------- -------------------
CONDENSED COMBINING BALANCE SHEETS:
-----------------------------------
AS OF MARCH 31, 2000
--------------------
Current assets:
 Cash and cash equivalents ....................  $   20,723      $  4,414       $   2,244      $       --        $   27,381
 Contracts in process .........................     352,697       171,234          53,520              --           577,451
 Other current assets .........................      56,489         8,327           5,490              --            70,306
                                                 ----------      --------       ---------      ----------        ----------
   Total current assets .......................     429,909       183,975          61,254              --           675,138
                                                 ----------      --------       ---------      ----------        ----------
Property, plant and equipment, net ............     121,366        26,921          10,843              --           159,130
Intangibles, net ..............................     567,766       362,574          42,325              --           972,665
Other assets ..................................      66,873        12,148          26,066              --           105,087
Investment in and amounts due to and
 from consolidated subsidiaries ...............     629,118        29,981         (24,356)       (634,743)               --
                                                 ----------      --------       ---------      ----------        ----------
   Total assets ...............................  $1,815,032      $615,599       $ 116,132      $ (634,743)       $1,912,020
                                                 ==========      ========       =========      ==========        ==========
Current liabilities:
 Accounts payable and accrued
   expenses ...................................  $  190,812      $ 55,281       $  17,427      $       --        $  263,520
 Customer advances ............................      44,494           746           3,591              --            48,831
 Other current liabilities ....................      64,277        16,780          10,275              --            91,332
                                                 ----------      --------       ---------      ----------        ----------
   Total current liabilities ..................     299,583        72,807          31,293              --           403,683
                                                 ----------      --------       ---------      ----------        ----------
Other liabilities .............................      73,712        49,932           1,219              --           124,863
Long-term debt ................................     785,000            --              --              --           785,000
Shareholders' equity ..........................     656,737       492,860          83,620        (634,743)          598,474
                                                 ----------      --------       ---------      ----------        ----------
   Total liabilities and shareholders'
    equity ....................................  $1,815,032      $615,599       $ 116,132      $ (634,743)       $1,912,020
                                                 ==========      ========       =========      ==========        ==========
CONDENSED COMBINING BALANCE SHEETS:
-----------------------------------
AS OF DECEMBER 31, 1999
-----------------------
Current assets:
 Cash and cash equivalents ....................  $   34,037      $  5,164       $   3,587      $       --        $   42,788
 Contracts in process .........................     264,658       162,088          57,427              --           484,173
 Other current assets .........................      24,616        10,455           5,675              --            40,746
                                                 ----------      --------       ---------      ----------        ----------
   Total current assets .......................     323,311       177,707          66,689              --           567,707
                                                 ----------      --------       ---------      ----------        ----------
Property, plant and equipment, net ............     104,087        25,005          11,879              --           140,971
Intangibles, net ..............................     399,746       377,177          44,629              --           821,552
Other assets ..................................      67,820        10,337          25,384              --           103,541
Investment in and amounts due
to and from consolidated subsidiaries .........     644,560        23,591         (25,423)       (642,728)               --
                                                 ----------      --------       ---------      ----------        ----------
   Total assets ...............................  $1,539,524      $613,817       $ 123,158      $ (642,728)       $1,633,771
                                                 ==========      ========       =========      ==========        ==========
Current liabilities:
 Accounts payable and accrued
   expenses ...................................  $  135,709      $ 57,924       $  19,007      $       --        $  212,640
 Customer advances ............................      53,345           543           2,850              --            56,738
 Other current liabilities ....................      24,798        17,230           6,900              --            48,928
                                                 ----------      --------       ---------      ----------        ----------
   Total current liabilities ..................     213,852        75,697          28,757              --           318,306
                                                 ----------      --------       ---------      ----------        ----------
Other liabilities .............................      79,234        47,961              95              --           127,290
Long-term debt ................................     605,000            --              --              --           605,000
Shareholders' equity ..........................     641,438       490,159          94,306        (642,728)          583,175
                                                 ----------      --------       ---------      ----------        ----------
   Total liabilities and shareholders'
    equity ....................................  $1,539,524      $613,817       $ 123,158      $ (642,728)       $1,633,771
                                                 ==========      ========       =========      ==========        ==========

                      L-3 COMMUNICATIONS HOLDINGS, INC. AND
                         L-3 COMMUNICATIONS CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                    CONTINUED

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              GUARANTOR    NON-GUARANTOR                     CONSOLIDATED
                                                  PARENT    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   L-3 COMMUNICATIONS
                                               ----------- -------------- --------------- -------------- -------------------
CONDENSED COMBINING STATEMENTS OF OPERATIONS:
---------------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31, 2000
-----------------------------------------
Sales ........................................  $244,547       $94,108        $39,409        $ (1,012)         $377,052
                                                --------       -------        -------        --------          --------
Operating income .............................    29,631         4,499            539              --            34,669
Interest and other income ....................       136            25            674              --               835
Interest expense .............................    17,463            63             62              --            17,588
Provision for income taxes ...................     4,896         1,760            331              --             6,987
Equity in net income of
 consolidated subsidiaries ...................     3,521            --             --          (3,521)               --
                                                --------       -------        -------        --------          --------
Net income ...................................  $ 10,929       $ 2,701        $   820        $ (3,521)         $ 10,929
                                                ========       =======        =======        ========          ========
FOR THE THREE MONTHS ENDED MARCH 31, 1999
-----------------------------------------
Sales ........................................  $178,999       $78,717        $18,350        $   (504)         $275,562
                                                --------       -------        -------        --------          --------
Operating income (loss) ......................    21,671         5,442           (946)             --            26,167
Interest and other income ....................     1,004            10             --              --             1,014
Interest expense .............................    15,391            53             31              --            15,475
Provision (benefit) for income taxes .........     2,734         2,079           (306)             --             4,507
Equity in net income (loss) of consolidated
 subsidiaries ................................     2,649                                       (2,649)               --
                                                --------       -------        -------        --------          --------
Net income (loss) ............................  $  7,199       $ 3,320        $  (671)       $ (2,649)         $  7,199
                                                ========       =======        =======        ========          ========

                      L-3 COMMUNICATIONS HOLDINGS, INC. AND
                         L-3 COMMUNICATIONS CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                    CONTINUED

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           GUARANTOR
                                                              PARENT     SUBSIDIARIES
                                                          ------------- --------------
CONDENSED COMBINING STATEMENTS OF CASH FLOWS:
---------------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31, 2000:
------------------------------------------
OPERATING ACTIVITIES:
Net income ..............................................  $    10,929    $    2,701
Depreciation, amortization, deferred taxes and
 noncash items ..........................................       16,620         5,640
Equity in net (income) loss of consolidated
 subsidiaries ...........................................       (3,521)           --
Changes in operating assets and liabilities .............       (8,216)       (7,335)
                                                           -----------    ----------
Net cash from (used in) operating activities ............       15,812         1,006
                                                           -----------    ----------
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired .........     (217,670)           --
Capital expenditures, net of dispositions ...............       (3,186)       (1,571)
Other investing activities, net .........................           --            --
                                                           -----------    ----------
Net cash (used in) investing activities .................     (220,856)       (1,571)
                                                           -----------    ----------
FINANCING ACTIVITIES:
Borrowings (repayments) under senior credit
 facilities, net ........................................      180,000            --
Intercompany financing activities, net ..................       11,506
Other financing activities, net .........................          224          (185)
                                                           -----------    ----------
Net cash from (used in) financing activities ............      191,730          (185)
                                                           -----------    ----------
Net (decrease) increase in cash .........................      (13,314)         (750)
Cash and cash equivalents, beginning of period ..........       34,037         5,164
                                                           -----------    ----------
Cash and cash equivalents, end of period ................  $    20,723    $    4,414
                                                           ===========    ==========
FOR THE THREE MONTHS ENDED MARCH 31, 1999:
------------------------------------------
OPERATING ACTIVITIES:
Net income (loss) .......................................  $     7,199    $    3,320
Depreciation, amortization, deferred taxes and
 noncash items ..........................................       13,173         5,308
Equity in net (income) loss of consolidated
 subsidiaries ...........................................       (2,649)           --
Changes in operating assets and liabilities .............      (18,841)       (7,021)
                                                           -----------    ----------
Net cash from (used in) operating activities ............       (1,118)        1,607
                                                           -----------    ----------
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired .........       (2,871)      (93,441)
Investment in consolidated subsidiaries .................      (92,252)           --
Capital expenditures, net of dispositions ...............       (2,971)       (1,068)
Other investing activities, net .........................           --         2,275
                                                           -----------    ----------
Net cash (used in) investing activities .................      (98,094)      (92,234)
                                                           -----------    ----------
FINANCING ACTIVITIES:
Borrowings (repayments) under senior credit
 facilities, net ........................................           --            --
Contribution from Holdings ..............................      201,582            --
Intercompany financing activities, net ..................       (5,105)       91,166
Other financing activities, net .........................       (1,265)           --
                                                           -----------    ----------
Net cash from (used in) financing activities ............      195,212        91,166
                                                           -----------    ----------
Net increase (decrease) in cash .........................       96,000           539
Cash and cash equivalents, beginning of period ..........       23,737           459
                                                           -----------    ----------
Cash and cash equivalents, end of period ................  $   119,737    $      998
                                                           ===========    ==========


                                                           NON-GUARANTOR                     CONSOLIDATED
                                                            SUBSIDIARIES   ELIMINATIONS   L-3 COMMUNICATIONS
                                                          --------------- -------------- -------------------
CONDENSED COMBINING STATEMENTS OF CASH FLOWS:
---------------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31, 2000:
------------------------------------------
OPERATING ACTIVITIES:
Net income .......................................          $      820      $  (3,521)       $    10,929
Depreciation, amortization, deferred taxes and
 noncash items ..........................................        1,442             --             23,702
Equity in net (income) loss of consolidated
 subsidiaries ...........................................           --          3,521                 --
Changes in operating assets and liabilities .............       (3,921)            --            (19,472)
                                                            ----------      ---------        -----------
Net cash from (used in) operating activities ............       (1,659)            --             15,159
                                                            ----------      ---------        -----------
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired .........           --             --           (217,670)
Capital expenditures, net of dispositions ...............          316             --             (4,441)
Other investing activities, net .........................       11,506             --             11,506
                                                            ----------      ---------        -----------
Net cash (used in) investing activities .................       11,822             --           (210,605)
                                                            ----------      ---------        -----------
FINANCING ACTIVITIES:
Borrowings (repayments) under senior credit
 facilities, net ........................................           --             --            180,000
Intercompany financing activities, net ..................      (11,506)            --                 --
Other financing activities, net .........................           --             --                 39
                                                            ----------      ---------        -----------
Net cash from (used in) financing activities ............      (11,506)            --            180,039
                                                            ----------      ---------        -----------
Net (decrease) increase in cash .........................       (1,343)            --            (15,407)
Cash and cash equivalents, beginning of period ..........        3,587             --             42,788
                                                            ----------      ---------        -----------
Cash and cash equivalents, end of period ................   $    2,244      $      --        $    27,381
                                                            ==========      =========        ===========
FOR THE THREE MONTHS ENDED MARCH 31, 1999:
------------------------------------------
OPERATING ACTIVITIES:
Net income (loss) .......................................   $     (671)     $  (2,649)       $     7,199
Depreciation, amortization, deferred taxes and
 noncash items ..........................................          399             --             18,880
Equity in net (income) loss of consolidated
 subsidiaries ...........................................           --          2,649                 --
Changes in operating assets and liabilities .............       (1,734)            --            (27,596)
                                                            ----------      ---------        -----------
Net cash from (used in) operating activities ............       (2,006)            --             (1,517)
                                                            ----------      ---------        -----------
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired .........           --             --            (96,312)
Investment in consolidated subsidiaries .................           --         92,252                 --
Capital expenditures, net of dispositions ...............         (237)            --             (4,276)
Other investing activities, net .........................       (1,086)            --              1,189
                                                            ----------      ---------        -----------
Net cash (used in) investing activities .................       (1,323)        92,252            (99,399)
                                                            ----------      ---------        -----------
FINANCING ACTIVITIES:
Borrowings (repayments) under senior credit
 facilities, net ........................................           --             --                 --
Contribution from Holdings ..............................           --             --            201,582
Intercompany financing activities, net ..................        6,191        (92,252)                --
Other financing activities, net .........................           --             --             (1,265)
                                                            ----------      ---------        -----------
Net cash from (used in) financing activities ............        1,086        (92,252)           200,317
                                                            ----------      ---------        -----------
Net increase (decrease) in cash .........................        2,862             --             99,401
Cash and cash equivalents, beginning of period ..........        1,934             --             26,130
                                                            ----------      ---------        -----------
Cash and cash equivalents, end of period ................   $    4,796      $      --        $   125,531
                                                            ==========      =========        ===========

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

     The Secure Communication Systems segment provides secure, high data rate communications systems for military and other U.S. government reconnaissance and surveillance applications. These operations are principally performed under cost plus, sole source contracts supporting long term programs for the U.S. armed forces and classified customers. The Secure Communication Systems segment also provides high fidelity, fully integrated simulator training products, including flight simulators, pilot training systems and training support services used by U.S. and foreign military agencies, which are principally performed under long-term fixed price contracts. The Secure Communication Systems segment also supplies communication software support services to military and related government intelligence markets. The Specialized Communication Products segment includes three product categories: microwave components, avionics and ocean products, and telemetry, instrumentation and space products.

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


ACQUISITIONS

     On January 8, 1999, the Company acquired all of the outstanding common stock of Microdyne Corporation ("Microdyne"). On April 16, 1999, the Company acquired all of the outstanding common stock of Aydin Corporation ("Aydin"). On June 30, 1999, the Company acquired all of the outstanding common stock of Interstate Electronics Corporation ("IEC") of Scott Technologies Inc. Collectively, the acquisitions of Microdyne, Aydin and IEC comprise the "1999 Acquisitions". On December 31, 1999, the Company completed its acquisition of the assets of the Space and Navigation business ("Space & Nav") from Honeywell, for $55.0 million in cash plus expenses, subject to adjustment based on closing date net assets, as defined.

     On February 10, 2000, the Company acquired the assets of the Training Devices and Training Services ("TDTS") business of the Raytheon Company for $160.0 million in cash plus expenses, subject to adjustment based on closing date net working capital, as defined. Following the acquisition the Company changed the name of TDTS to L-3 Communications Link Simulation and Training. On February 14, 2000, the Company acquired the assets of Trex Communications Corporation ("TrexCom") for $50.2 million in cash, plus expenses, subject to adjustment based on closing date net worth, as defined. The acquisitions were financed using borrowings under the Company's Senior Credit Facilities.

     On April 28, 2000, the Company acquired the Traffic Alert and Collision Avoidance System ("TCAS") product line from Honeywell for a purchase price of $237.0 million in cash, reflecting a price reduction of $17.0 million based on the preliminary closing date net assets, as defined, which is subject to a final adjustment. The TCAS acquisition was financed with borrowings under a new revolving 364 day senior credit facility. In addition, in February 2000, the Company entered into a Memorandum of Agreement ("MOA") with Thomson-CSF Sextant S.A. ("Sextant"), a subsidiary of Thomson-CSF, under which L-3 agreed to purchase the assets of TCAS from Honeywell, create a limited liability corporation for TCAS (the "TCAS LLC"), contribute 100% of the TCAS assets to TCAS LLC, and sell a 30% interest in the TCAS LLC to Sextant for a cash purchase price equal to 30% of the final purchase price paid by the Company for TCAS (approximately $71.1 million based on the preliminary closing date net assets)(collectively, the "TCAS Minority Interest Transaction"). L-3 expects to maintain operating management of the TCAS LLC and to consolidate it. The MOA will terminate if the TCAS Minority Interest Transaction is not consummated by May 31, 2000. The TCAS Minority Interest Transaction is subject to regulatory approval by United States agencies and the European Union Commission and the execution of definitive agreements.


RESULTS OF OPERATIONS

     The following information should be read in conjunction with the Condensed Consolidated Financial Statements as of March 31, 2000, which reflect the results of operations of the Company's acquisitions from their respective effective dates. Accordingly, the results of operations for the three months ended March 31, 2000 and 1999 are significantly affected by the timing of those acquisitions. The table below provides selected statement of operations data for the Company for the three-month period ended March 31, 2000 (the "2000 First Quarter") and the three-month period ended March 31, 1999 (the "1999 First Quarter"). Prior year reported segment information has been restated to conform to the 2000 presentation of the Company's reportable segments.

                                                                       THREE MONTHS ENDED MARCH
                                                                                  31,
                                                                       -------------------------
                                                                           2000          1999
                                                                       -----------   -----------
                                                                             (in millions)
Sales(1):
 Secure Communication Systems ......................................    $  162.1      $  117.4
 Specialized Communication Products ................................       215.0         158.2
                                                                        --------      --------
   Total ...........................................................    $  377.1      $  275.6
                                                                        ========      ========
Operating income:
 Secure Communication Systems ......................................    $   19.4      $   10.8
 Specialized Communication Products ................................        15.3          15.4
                                                                        --------      --------
   Total ...........................................................    $   34.7      $   26.2
                                                                        ========      ========
Depreciation and amortization expenses included in operating income:
 Secure Communication Systems ......................................    $    5.4      $    4.5
 Specialized Communication Products ................................        10.3           8.2
                                                                        --------      --------
   Total ...........................................................    $   15.7      $   12.7
                                                                        ========      ========
EBITDA(2)
 Secure Communication Systems ......................................    $   24.8      $   15.3
 Specialized Communication Products ................................        25.6          23.6
                                                                        --------      --------
   Total ...........................................................    $   50.4      $   38.9
                                                                        ========      ========

----------
(1) Sales are after intersegment eliminations. See Note 8 to the Unaudited Condensed Consolidated Financial Statements.

(2) EBITDA is defined as operating income plus depreciation expense and amortization expense (excluding the amortization of debt issuance costs). EBITDA is not a substitute for operating income, net income or cash flows from operating activities as determined in accordance with generally accepted accounting principles as a measure of profitability or liquidity. EBITDA is presented as additional information because the Company believes it to be a useful indicator of the Company's ability to meet debt service and capital expenditure requirements. EBITDA as defined by the Company may differ from similarly named measures used by other entities.


  THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1999

     Sales increased $101.5 million to $377.1 million in 2000 First Quarter compared with $275.6 million in the 1999 First Quarter, and was comprised of sales growth of $44.7 million for the Secure Communications Systems segment and $56.8 million for the Specialized Communications Products segment. Operating income increased $8.5 million to $34.7 million, and operating income as a percentage of sales ("operating margin") declined to 9.2% from 9.5% for the reasons described below under the reportable segments discussion. 2000 First Quarter depreciation and amortization expenses increased $3.0 million to $15.7 million, reflecting increased goodwill amortization associated with acquisitions and additional depreciation related to acquisition and capital expenditures. EBITDA increased $11.5 million to $50.4 million. EBITDA as a percentage of sales ("EBITDA margin") declined to 13.4% from 14.1%. Basic earnings per common share ("EPS") and diluted EPS grew 37.5% to $0.33 and 39.1% to $0.32, respectively. Basic weighted-average common shares outstanding and diluted weighted-average common shares outstanding increased 8.4% and 8.1%, respectively, because of the shares of common stock issued in connection with the February 1999 Common Stock Offering.

     Interest expense increased $2.1 million to $17.6 million in the 2000 First Quarter because of the borrowings made under the Senior Credit Facilities to finance acquisitions during the 2000 First Quarter. The income tax provision for the 2000 First Quarter reflects the Company's estimated effective income tax rate for the year ending December 31, 2000 of 39.0%, compared with the effective tax rate of 38.5% for the 1999 First Quarter.

     Included in interest and other income for the 2000 First Quarter is a net gain of $0.6 million ($0.4 million after taxes) or $0.01 per diluted share, consisting of an after-tax gain of $6.8 million on the sale of the Company's interest in the Network Security business, which was largely offset by an after-tax loss of $6.4 million on the write-down in the carrying value of certain other investments. Excluding this net gain, diluted EPS would have been $0.31 per share, an increase of 43.5% over 1999 First Quarter diluted EPS.

     Sales of Secure Communication Systems segment increased $44.7 million or 38.1% to $162.1 million in 2000 First Quarter compared with the 1999 First Quarter. Operating income increased $8.6 million to $19.4 million. Operating margin increased to 11.9% from 9.2%. The increase in sales was primarily attributable to the Link Simulation and Training acquisition and increased volume on secure telephone equipment (STE) and high data rate communications systems, partially offset by lower sales on the U-2 Support Program and communication subsystems for the International Space Station (ISS). The increase in operating margin was principally attributable to improved margins on military communication systems and high data rate communication systems arising from cost reductions and improved operating efficiencies, partially offset by lower margins on the Link Training and Simulation business acquired during February 2000. EBITDA increased $9.5 million to $24.8 million in 2000 First Quarter and EBITDA margin improved to 15.3% from 13.0%. The increases in EBITDA and EBITDA margin were primarily attributable to the items affecting the trends in operating income.

     Sales of the Specialized Communication Products segment increased $56.8 million or 35.9% to $215.0 million in 2000 First Quarter compared with the 1999 First Quarter. Operating income was essentially flat at $15.3 million and operating margin declined to 7.1% from 9.7%. The increase in sales was principally attributable to the Aydin, IEC, Space & Nav and TrexCom acquisitions and volume increases on ocean products, naval power control and conversion systems, and display products, that were partially offset by decreased shipments on microwave components and space and satellite control components. The decrease in operating margin was principally attributable to lower margins on the recently acquired Space & Nav and TrexCom businesses which were not included in the 1999 First Quarter due to timing of those acquisitions and on telemetry products, partially offset by improved margins on ocean products and aviation recorders arising from sales volume increases. EBITDA increased $2.0 million to $25.6 million and EBITDA margin declined to 11.9% from 14.9%. The changes in EBITDA and EBITDA margin were primarily attributable to the items affecting the trends in operating income.


LIQUIDITY AND CAPITAL RESOURCES


BALANCE SHEET

     Contracts in process increased $93.3 million from December 31, 1999 to March 31, 2000, of which $75.2 million was related to businesses acquired during the 2000 First Quarter. The remaining increase in contracts in process was principally attributable to increases in inventory because of production on certain programs and products in advance of sales expected to occur later in 2000, partially offset by a reduction in billed contract receivables before acquired balances resulting from collections exceeding billings consistent with the record sales recorded during the quarter ended December 31, 1999. The increases from December 31, 1999 to March 31, 2000 in current deferred tax assets, property, plant and equipment, intangibles, accrued employment costs, accrued expenses and other current liabilities was related to acquired businesses net of amortization expense. The increase in accounts payable was principally related to balances of acquired businesses, partially offset by the timing of payments to vendors.


STATEMENT OF CASH FLOWS

     The following table provides cash flow statement data for the Company.

                                                      THREE MONTHS ENDED MARCH
                                                                31,
                                                      -----------------------
                                                         2000         1999
                                                      ----------   ----------
                                                           (in millions)
Net cash (used in) from operating activities .......   $   15.2     $  (1.5)
Net cash (used in) investing activities ............     (210.6)      (99.4)
Net cash from financing activities .................      180.0       200.3


OPERATING ACTIVITIES

     During the 2000 First Quarter, L-3 generated $15.2 million of cash in its operating activities, a increase of $16.7 million compared with the 1999 First Quarter, principally as a result of improvements of $8.5 million in earnings adjusted for non-cash items and a net change in working capital excluding the effects of acquisitions of $19.4 million in the 2000 First Quarter compared with $27.6 million in the 1999 First Quarter. The Company expects its rate of increase in working capital to decline during the remainder of 2000, and as a result cash flow is expected to improve.


INVESTING ACTIVITIES

     The Company continued to pursue its acquisition strategy during the 2000 First Quarter and acquired several businesses for an aggregate cash purchase prices of $217.7 million, as compared to $96.3 million in the 1999 First Quarter.

     The Company makes capital expenditures for improvement of manufacturing facilities and equipment. The Company expects that its capital expenditures for 2000 will be approximately $40.0 million.

     In March 2000, the Company sold its interest in the Network Security business for net proceeds of $13.4 million.


FINANCING ACTIVITIES

     On February 4, 1999, Holdings sold 5.0 million shares of common stock in a public offering for $42.00 per share (the "February 1999 Common Stock Offering"); the net proceeds of $201.5 million were contributed to the Company and partially used to repay borrowings made in January 1999 under the Senior Credit Facilities to finance the Microdyne acquisition.

     At March 31, 2000, available borrowings under the revolving credit facilities were $122.6 million after reductions for borrowings of $180,000 thereunder and outstanding letters of credit of $97.4 million.

     On April 24, 2000 the Company entered into a new 364 day revolving senior credit facility for $300.0 million (the "New 364 Day Revolving Credit Facility") that expires on April 23, 2001, and on April 28, 2000 borrowed $237.0 million thereunder to finance the TCAS acquisition. Additionally, on April 24, 2000 the Company amended the Senior Credit Facilities to change the spreads on borrowings and commitment fees thereunder. The spreads on the New 364 Day Revolving Credit Facility are the same as those under the Senior Credit Facilities, and the lenders under the New 364 Day Revolving Credit Facility rank pari passu with the lenders under the Senior Credit Facilities. See Note 4 to the Condensed Consolidated Financial Statements.

     The Senior Credit Facilities and the Senior Subordinated Notes contain financial covenants which remain in effect so long as any amount is owed or any commitment to lend exists thereunder by L-3 Communications. As of March 31, 2000, L-3 Communications had been in compliance with these covenants at all times. The borrowings under the Senior Credit Facilities are guaranteed by Holdings and by substantially all of the Company's subsidiaries. The payments of principal and premium, if any, and interest on the Senior Subordinated Notes are unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by substantially all of the subsidiaries of L-3 Communications, all of which guarantor subsidiaries are wholly owned.

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


CONTINGENCIES

     See Note 7 to the Condensed Consolidated Financial Statements.


RECENTLY ISSUED AND PROPOSED ACCOUNTING STANDARDS

     In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value and is effective for all quarters of fiscal years beginning after September 15, 2000. The Company does not expect SFAS 133 to have a material impact on its results of operations or financial position.


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


FORWARD-LOOKING STATEMENTS


     Certain of the matters discussed concerning our operations, cash flows, financial position, economic performance, and financial condition, including in particular, the likelihood of our success in developing and expanding our business and the realization of sales from backlog, include forward-looking statements within the meaning of section 27A of the Securities Act and Section 21E of the Exchange Act. Statements that are predictive in nature, that depend upon or refer to events or conditions or that include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates", and similar expressions are forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, including projections or orders, sales, operating margins, earnings, cash flow, research and development costs, working capital, capital expenditures and other projections, they are subject to several risks and uncertainties, and therefore, we can give no assurance that these statements will be achieved. Such statements will also be influenced by factors such as our dependence on the defense industry and the defense budget; our reliance on contracts with a limited number of agencies of, or contractors to, the U.S. government business risks peculiar to that industry including changing priorities or reductions in the U.S. government and the possibility of termination of government contracts by unilateral government action or for failure to perform; the ability to obtain or the timing of obtaining future government contracts; the availability of government funding and customer requirements; economic conditions, competitive environment, international business and political conditions, timing of international awards and contracts; our extensive use of fixed price contracts as compared to cost plus contracts; our ability to identify future acquisition candidates or to integrate acquired operations; the rapid change of technology in the communication equipment industry; the high level of competition in the communications equipment industry; our introduction of new products into commercial markets or our investments in commercial products or companies; the significant amount of out debt and the restrictions contained in our debt agreements; Year 2000 issues; collective bargaining labor disputes; pension, environmental or legal matters or proceedings and various other market, competition and industry factors, many of which are beyond our control. Investors are cautioned that any such statements are not guarantees of future performance and the actual results or developments may differ materially from the expectations expressed in the forward-looking statements.

     As for the forward-looking statements that relate to the future financial results and other projections, actual results will be different due to the inherent nature of projections and may be better or worse than projected. Given these uncertainties, you should not place any reliance on these forward-looking statements. These forward-looking statements also represent our estimates and assumptions only as of the date that they were made. We expressly disclaim a duty to provide updates to these forward-looking statements, and the estimates and assumptions associated with them, after the date of this filing to reflect events or changes or circumstances or changes in expectations or the occurrence of anticipated events.

ITEM 3.


            QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Part II, Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition--Liquidity and Capital Resources--Market Risks", of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 for a discussion of the Company's exposure to market risks. There was no significant change in those risks during the three months ended March 31, 2000.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

      *11 L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Share

       27    Financial Data Schedule


   * The information required on this exhibit is presented in Note 6 to the Condensed Consolidated Financial Statements as of March 31, 2000 in accordance with the provisions of FASB SFAS No. 128, Earnings Per Share.

   (b) Reports on Form 8-K

   Report filed on February 25, 2000 regarding the acquisition of Training Devices and Training Services business of Raytheon Company.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                   L-3 Communications Holdings, Inc. and
                                   L-3 Communications Corporation
                                   ---------------------------------------
                                   Registrants


Date: May 15, 2000


                                   /s/ Robert V. LaPenta
                                   ---------------------------------------
                                   Name: Robert V. LaPenta
                                   Title: President and Chief Financial Officer
                                          (Principal Financial Officer)