Form 10-Q/A
period 2000-03-31
L 3 COMMUNICATIONS HOLDINGS INC; L 3 COMMUNICATIONS CORP
filed 2000-05-16
CIK 1056239, 1039101

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                               ----------------


                                   FORM 10-Q/A



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

     On April 24, 2000, the Company entered into a new 364 day revolving credit facility for $300,000 (the "New 364 Day Revolving Credit Facility") that expires on April 27, 2001 and amended the Senior Credit Facilities to change the spreads on borrowings and commitment fees thereunder, as follows: on "base rate" borrowings, ranging from 0.375% to 1.75%; on "Eurodollar rate" borrowings ranging from 1.25% to 2.75%; and, on commitment fees, ranging from 0.20% to 0.50%; in each case, depending on L-3 Communications' Debt to EBITDA Ratio at the time of determination. Notwithstanding the new spreads, from April 24, 2000 until the adjustment date related to the quarter ending September 30, 2000, the spreads will be no lower than 0.75%, 1.75% and 0.25%, respectively, on "base rate" borrowings, "Eurodollar" borrowings and commitment fees. The spreads for the New 364 Day Revolving Credit Facility are the same as those under the Senior Credit Facilities. The lenders under the New 364 day Revolving Credit Facility rank pari passu with the lenders under the Senior Credit Facilities.


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


  THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1999

     Sales increased $101.5 million to $377.1 million in 2000 First Quarter compared with $275.6 million in the 1999 First Quarter, and was comprised of sales growth of $44.7 million for the Secure Communication Systems segment and $56.8 million for the Specialized Communication Products segment. Operating income increased $8.5 million to $34.7 million, and operating income as a percentage of sales ("operating margin") declined to 9.2% from 9.5% for the reasons described below under the reportable segments discussion. 2000 First Quarter depreciation and amortization expenses increased $3.0 million to $15.7 million, reflecting increased goodwill amortization associated with acquisitions and additional depreciation related to acquisition and capital expenditures. EBITDA increased $11.5 million to $50.4 million. EBITDA as a percentage of sales ("EBITDA margin") declined to 13.4% from 14.1%. Basic earnings per common share ("EPS") and diluted EPS grew 37.5% to $0.33 and 39.1% to $0.32, respectively. Basic weighted-average common shares outstanding and diluted weighted-average common shares outstanding increased 8.4% and 8.1%, respectively, because of the shares of common stock issued in connection with the February 1999 Common Stock Offering.

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

     Included in interest and other income for the 2000 First Quarter is a net gain of $0.6 million ($0.4 million after taxes) or $0.01 per diluted share, consisting of an after-tax gain of $6.8 million on the sale of the Company's interest in the Network Security business, which was largely offset by an after-tax loss of $6.4 million on the write-down in the carrying value of certain other investments. Excluding this net gain, diluted EPS would have been $0.31 per share, an increase of 34.8% over 1999 First Quarter diluted EPS.

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

     At March 31, 2000, available borrowings under the revolving credit facilities were $122.6 million after reductions for borrowings of $180.0 million thereunder and outstanding letters of credit of $97.4 million.

     On April 24, 2000 the Company entered into a new 364 day revolving senior credit facility for $300.0 million (the "New 364 Day Revolving Credit Facility") that expires on April 27, 2001, and on April 28, 2000 borrowed $237.0 million thereunder to finance the TCAS acquisition. Additionally, on April 24, 2000 the Company amended the Senior Credit Facilities to change the spreads on borrowings and commitment fees thereunder. The spreads on the New 364 Day Revolving Credit Facility are the same as those under the Senior Credit Facilities, and the lenders under the New 364 Day Revolving Credit Facility rank pari passu with the lenders under the Senior Credit Facilities. See Note 4 to the Condensed Consolidated Financial Statements.

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


Date: May 16, 2000


                                   /s/ Robert V. LaPenta
                                   ---------------------------------------
                                   Name: Robert V. LaPenta
                                   Title: President and Chief Financial Officer
                                          (Principal Financial Officer)