Form 10-Q
period 2000-06-30
L 3 COMMUNICATIONS HOLDINGS INC; L 3 COMMUNICATIONS CORP
filed 2000-08-14
CIK 1056239, 1039101

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X ]

    There were 33,330,481 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on August 10, 2000.

================================================================================

                      L-3 COMMUNICATIONS HOLDINGS, INC. AND
                         L-3 COMMUNICATIONS CORPORATION
                         FORM 10-Q QUARTERLY REPORT FOR
                           QUARTER ENDED JUNE 30, 2000

                        PART I -- FINANCIAL INFORMATION:

                                                                                     PAGE NO.
                                                                                     --------
ITEM 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of June 30, 2000
            and December 31, 1999 .................................................      1

          Condensed Consolidated Statements of Operations for the
            Three and Six Months ended June 30, 2000 and June 30, 1999 ............      2

          Condensed Consolidated Statements of Cash Flows for the Six
            Months ended June 30, 2000 and June 30, 1999 ..........................      4

          Notes to Unaudited Condensed Consolidated Financial Statements ..........      5

ITEM 2.   Management's Discussion and Analysis of Results of Operations
            and Financial Condition ...............................................     14

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk ..............     22

                          PART II -- OTHER INFORMATION:

ITEM 4.   Submission of Matters to a Vote of Security Holders .....................     23

ITEM 6.   Exhibits and Reports on Form 8-K ........................................     23

                        L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                          JUNE 30,       DECEMBER 31,
                                                                            2000             1999
                                                                       --------------   -------------
                                                                         (UNAUDITED)
                                ASSETS
Current assets:
 Cash and cash equivalents .........................................     $   45,247      $   42,788
 Contracts in process ..............................................        640,281         484,173
 Deferred income taxes .............................................         61,356          32,985
 Other current assets ..............................................          7,736           7,761
                                                                         ----------      ----------
   Total current assets ............................................        754,620         567,707
                                                                         ----------      ----------
Property, plant and equipment, net .................................        159,156         140,971
Intangibles, primarily cost in excess of net assets acquired, net of
 amortization ......................................................      1,245,832         821,552
Deferred income taxes ..............................................         62,884          56,858
Other assets .......................................................         38,620          46,683
                                                                         ----------      ----------
   Total assets ....................................................     $2,261,112      $1,633,771
                                                                         ==========      ==========
                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Borrowings under Senior Credit Facilities .........................     $  237,000      $       --
 Accounts payable, trade ...........................................        123,519          98,693
 Accrued employment costs ..........................................         89,225          70,618
 Accrued expenses ..................................................         41,277          27,931
 Customer advances .................................................         54,982          56,738
 Accrued interest ..................................................         14,710          12,683
 Income taxes ......................................................          1,114           2,715
 Other current liabilities .........................................        114,120          48,928
                                                                         ----------      ----------
   Total current liabilities .......................................        675,947         318,306
                                                                         ----------      ----------
Pension and postretirement benefits ................................        104,576         110,262
Other liabilities ..................................................         17,727          17,028
Long-term debt .....................................................        839,000         605,000
Commitments and contingencies
Shareholders' equity:
 Common stock $.01 par value; authorized 100,000,000 shares, issued
   and outstanding 33,251,612 and 32,794,547 shares ................        500,100         483,694
 Retained earnings .................................................        130,933         103,545
 Unearned compensation .............................................         (2,995)         (1,661)
 Accumulated other comprehensive loss ..............................         (4,176)         (2,403)
                                                                         ----------      ----------
Total shareholders' equity .........................................        623,862         583,175
                                                                         ----------      ----------
   Total liabilities and shareholders' equity ......................     $2,261,112      $1,633,771
                                                                         ==========      ==========

      See notes to unaudited condensed consolidated financial statements.

                        L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                               THREE MONTHS ENDED JUNE 30,
                                              -----------------------------
                                                   2000            1999
                                              -------------   -------------
Sales .....................................     $ 460,976       $ 314,432
Costs and expenses ........................       411,323         283,283
                                                ---------       ---------
Operating income ..........................        49,653          31,149
Interest and other income .................         1,722           1,815
Interest expense ..........................        24,703          14,939
                                                ---------       ---------
Income before income taxes ................        26,672          18,025
Provision for income taxes ................        10,213           6,939
                                                ---------       ---------
Net income ................................     $  16,459       $  11,086
                                                =========       =========
Earnings per common share:
 Basic ....................................     $    0.49       $    0.34
                                                =========       =========
 Diluted ..................................     $    0.47       $    0.33
                                                =========       =========
Weighted average common shares outstanding:
 Basic ....................................        33,271          32,488
                                                =========       =========
 Diluted ..................................        34,855          33,948
                                                =========       =========

      See notes to unaudited condensed consolidated financial statements.

                        L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                SIX MONTHS ENDED JUNE 30,
                                              -----------------------------
                                                   2000            1999
                                              -------------   -------------
Sales .....................................     $ 838,028       $ 589,994
Costs and expenses ........................       753,706         532,678
                                                ---------       ---------
Operating income ..........................        84,322          57,316
Interest and other income .................         2,557           2,829
Interest expense ..........................        42,291          30,414
                                                ---------       ---------
Income before income taxes ................        44,588          29,731
Provision for income taxes ................        17,200          11,446
                                                ---------       ---------
Net income ................................     $  27,388       $  18,285
                                                =========       =========
Earnings per common share:
 Basic ....................................     $    0.83       $    0.58
                                                =========       =========
 Diluted ..................................     $    0.79       $    0.56
                                                =========       =========
Weighted average common shares outstanding:
 Basic ....................................        33,158          31,495
                                                =========       =========
 Diluted ..................................        34,681          32,925
                                                =========       =========

      See notes to unaudited condensed consolidated financial statements.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                        SIX MONTHS ENDED JUNE 30,
                                                                       ---------------------------
                                                                           2000           1999
                                                                       ------------   ------------
OPERATING ACTIVITIES:
Net income .........................................................    $   27,388     $   18,285
Depreciation and amortization ......................................        34,177         26,390
Amortization of deferred debt issue costs ..........................         2,485          1,957
Deferred income taxes ..............................................        10,492          8,295
Other noncash items ................................................         7,048          3,421
Changes in operating assets and liabilities, net of amounts acquired

 Contracts in process ..............................................       (21,033)       (30,093)
 Other current assets ..............................................        (1,279)         2,896
 Other assets ......................................................           184           (183)
 Accounts payable and accrued expenses .............................         9,908        (15,061)
 Customer advances .................................................       (12,977)        16,308
 Other current liabilities .........................................       (10,700)        (3,352)
 Pension and postretirement benefits ...............................        (3,587)           229
 Other liabilities .................................................           334         (1,377)
All other operating activities, net ................................          (714)        (1,783)
                                                                        ----------     ----------
Net cash from operating activities .................................        41,726         25,932
                                                                        ----------     ----------
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired ....................      (515,461)      (205,003)
Capital expenditures ...............................................       (13,397)       (10,993)
Disposition of property, plant and equipment .......................         2,531          5,273
Other investing activities .........................................        16,099          5,007
                                                                        ----------     ----------
Net cash (used in) investing activities ............................      (510,228)      (205,716)
                                                                        ----------     ----------
FINANCING ACTIVITIES:
Borrowings under revolving credit facilities .......................       627,000         74,700
Repayment of borrowings under revolving credit facilities ..........      (156,000)       (74,700)
Proceeds from sale of common stock, net ............................            --        201,582
Other financing activities, net ....................................           (39)        (1,171)
                                                                        ----------     ----------
Net cash from financing activities .................................       470,961        200,411
                                                                        ----------     ----------
Net increase in cash ...............................................         2,459         20,627
Cash and cash equivalents, beginning of the period .................        42,788         26,130
                                                                        ----------     ----------
Cash and cash equivalents, end of the period .......................    $   45,247     $   46,757
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

    Specialized Communication Products. This segment includes three product categories: microwave components, avionics and ocean products, and telemetry, instrumentation and space products. Microwave Components includes commercial off the shelf, high performance microwave components and frequency monitoring equipment. Avionics and Ocean Products include aviation recorders, traffic alert and collision avoidance systems, display products, antenna products, acoustic undersea warfare systems and naval power distribution, conditioning, switching and protection equipment for naval ships and submarines. Telemetry, Instrumentation and Space Products include commercial off the shelf real-time data collection and transmission products and components for missile, aircraft and space based electronic systems. The Specialized Communication Products segment provides products, systems and services used in the satellite transmission of voice, video and data through earth stations for uplink and downlink terminals. This segment also provides commercial off the shelf satellite control software, telemetry, tracking and control, mission processors, software engineering services, and Global Positioning Systems (GPS) receivers, navigation and positioning system products and subsystems to the worldwide military, civilian and commercial satellite markets.

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

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"); accordingly, they do not include all of the information and notes required by generally accepted accounting principles for a complete set of financial statements. Certain reclassifications have been made to conform prior year financial statements amounts to the current year presentation. In the opinion of

                      L-3 COMMUNICATIONS HOLDINGS, INC. AND
                         L-3 COMMUNICATIONS CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                    CONTINUED

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs and expenses during the reporting period. The most significant of these estimates and assumptions relate to contract estimates of sales and costs, estimates of pension and postretirement benefit obligations, recoverability of recorded amounts of fixed assets and cost in excess of net assets acquired, income taxes, litigation and environmental obligations. Actual results could differ from these estimates. For further information, these interim financial statements should be read in conjunction with the Consolidated Financial Statements of Holdings and L-3 Communications for the fiscal year ended December 31, 1999, included in their Annual Report on Form 10-K for fiscal year ended December 31, 1999.

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

    On April 28, 2000, the Company acquired the Traffic Alert and Collision Avoidance System ("TCAS") product line from Honeywell for a purchase price of $237,000 in cash, reflecting a price reduction of $17,000 based on the preliminary closing date net assets, as defined, which is subject to a final adjustment. The TCAS acquisition was financed with borrowings under a new revolving 364 day senior credit facility. In addition, in February 2000, the Company entered into a Memorandum of Agreement ("MOA") with Thomson-CSF Sextant S.A. ("Sextant"), a subsidiary of Thomson-CSF, under which L-3 agreed to purchase the assets of TCAS from Honeywell, create a limited liability corporation for TCAS (the "TCAS LLC"), contribute 100% of the TCAS assets to TCAS LLC, and sell a 30% interest in the TCAS LLC to Sextant for a cash purchase price equal to 30% of the final purchase price paid by the Company for TCAS (which is expected to be approximately $71,100 based on the preliminary closing date net assets) (collectively, the "TCAS Minority Interest Transaction"). L-3 expects to maintain operating management of the TCAS LLC and to consolidate it. The MOA, as amended, will terminate if definitive agreements regarding the TCAS Minority Interest Transaction are not executed by August 31, 2000. The TCAS Minority Interest Transaction is subject to regulatory approval by United States agencies and the European Union Commission and the execution of definitive agreements.

                      L-3 COMMUNICATIONS HOLDINGS, INC. AND
                         L-3 COMMUNICATIONS CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                    CONTINUED

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

    On June 30, 2000, the Company acquired all the outstanding stock of MPRI for $34,500 in cash, subject to adjustment based on closing date net assets, as defined, and the financial performance of MPRI for the year ending June 30, 2001. The acquisition was financed using borrowings under the Company's Senior Credit Facilities.

    The historical interim financial statements of Space & Nav, TDTS and TCAS for the six months ended June 30, 1999 are not readily available (Audits of the financial statements of the Space & Nav, TDTS and TCAS businesses for their 1999 fiscal years are currently in process.) However, based on preliminary statement of operations data for Space & Nav, TDTS and TCAS, had the acquisitions of Aydin, IEC, Space & Nav, TrexCom, TDTS and TCAS occurred on January 1, 1999, the unaudited pro forma sales would have been $882,300 for the six months ended June 30, 2000 and $897,200 for the six months ended June 30, 1999.

    All of the Company's acquisitions have been accounted for as purchase business combinations and are included in the Company's results of operations from their respective effective dates. The assets and liabilities recorded in connection with the acquisitions of Space & Nav, TDTS, TrexCom and TCAS are based upon preliminary estimates of fair values for contracts in process, inventories, pension and postretirement benefit liabilities and deferred taxes. Actual adjustments will be based on the final purchase prices, audited acquired historical net assets, and the final appraisals and other analyses of fair values which are in process. Management does not expect that differences between the preliminary and final purchase price allocations will have a material impact on the Company's financial position or results of operations.

    In March, 2000 the Company completed the sale of its interest in the Network Security business which resulted in an after tax gain of $395, net of an after-tax loss on the write-down in the carrying value of certain other investments of $6,359. In May, 2000 the Company completed the sale of its interest in the Cardiovascular Computer Systems business which resulted in an after-tax gain of $785, net of an after-tax loss on the write-down in the carrying value of certain other investments of $1,215. The net proceeds from the sale of the Network Security business and Cardiovascular Computer Systems business were $13,443 and $5,594, respectively, and are included in other investing activities on the statement of cash flows.

3.  CONTRACTS IN PROCESS

    Contracts in process consist of:

                                                      JUNE 30, 2000     DECEMBER 31, 1999
                                                      -------------     -----------------
   Billed receivables ............................      $ 307,704          $ 258,054
   Unbilled contract receivables, gross ..........        215,349            125,652
   Less: unliquidated progress payments ..........        (73,100)           (10,351)
                                                        ---------          ---------
    Unbilled contract receivables, net ...........        142,249            115,301
                                                        ---------          ---------
   Inventoried costs, gross ......................        222,299            130,091
   Less: unliquidated progress payments ..........        (31,971)           (19,273)
                                                        ---------          ---------
    Inventoried costs, net .......................        190,328            110,818
                                                        ---------          ---------
    Total contracts in process ...................      $ 640,281          $ 484,173
                                                        =========          =========

                      L-3 COMMUNICATIONS HOLDINGS, INC. AND
                         L-3 COMMUNICATIONS CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                    CONTINUED

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

4.  DEBT

    Debt consists of:

                                                            JUNE 30, 2000     DECEMBER 31, 1999
                                                            -------------     -----------------
   Borrowings under Senior Credit Facilities ...........     $  471,000           $     --
   10 3/8% Senior Subordinated Notes due 2007 ..........        225,000            225,000
   8 1/2% Senior Subordinated Notes due 2008 ...........        180,000            180,000
   8% Senior Subordinated Notes due 2008 ...............        200,000            200,000
                                                             ----------           --------
    Total debt .........................................      1,076,000            605,000
   Less current portion of borrowings under Senior
      Credit Facilities ................................       (237,000)                --
                                                             ----------           --------
    Long-term debt .....................................     $  839,000           $605,000
                                                             ==========           ========

    On April 28, 2000, the Company entered into a new 364 day revolving credit facility for $300,000 (the "New 364 Day Revolving Credit Facility") that expires on April 27, 2001 and amended the Senior Credit Facilities to change the spreads on borrowings and commitment fees thereunder, as follows: on "base rate" borrowings, ranging from 0.375% to 1.75%; on "Eurodollar rate" borrowings ranging from 1.25% to 2.75%; and, on commitment fees, ranging from 0.20% to 0.50%; in each case, depending on L-3 Communications' Debt to EBITDA Ratio at the time of determination. Notwithstanding the new spreads, from April 28, 2000 until the adjustment date related to the quarter ending September 30, 2000, the spreads will be no lower than 0.75% and 1.75%, respectively, on "base rate" borrowings and "Eurodollar" borrowings. The spreads for the New 364 Day Revolving Credit Facility are the same as those under the Senior Credit Facilities. The lenders under the New 364 day Revolving Credit Facility rank pari passu with the lenders under the Senior Credit Facilities. The borrowings outstanding of $237,000 at June 30, 2000 under the New 364 Day Revolving Credit Facility are classified under current liabilities on the balance sheet because the facility expires in April 2001. The Company intends to either refinance the New 364 Day Revolving Credit Facility or to restructure it together with the Company's other existing revolving credit facilities by the end of the first quarter of 2001.

    In August 2000 the Revolving 364-Day Credit Facility was renewed for an additional 364 days and will expire on August 9, 2001, at which time the Company may exercise an option to convert a portion of the borrowings outstanding thereunder into term loans which fully amortize over an eighteen month period beginning September 30, 2001.

    Available borrowings under the Company's revolving credit facilities at June 30, 2000 were $120,528, after reductions for outstanding borrowings of $471,000 and letters of credit of $108,472.

5.  COMPREHENSIVE INCOME

    Comprehensive income consists of:

                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                   -----------------------
                                                                      2000         1999
                                                                   ----------   ----------
   Net income ..................................................    $ 27,388     $ 18,285
   Foreign currency translation losses .........................        (714)      (1,783)
   Unrealized gain (loss) on investments, net of taxes .........      (1,059)      (2,072)
                                                                    --------     --------
   Comprehensive income ........................................    $ 25,615     $ 14,430
                                                                    ========     ========

                      L-3 COMMUNICATIONS HOLDINGS, INC. AND
                         L-3 COMMUNICATIONS CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                    CONTINUED

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

6.  EARNINGS PER SHARE

    Weighted-average shares used in the computation of earnings per share are presented in the table below.

                                                                 SIX MONTHS ENDED           THREE MONTHS ENDED
                                                                     JUNE 30,                    JUNE 30,
                                                            --------------------------  --------------------------
                                                                2000          1999          2000          1999
                                                            ------------  ------------  ------------  ------------
   Basic:
     Net income ..........................................   $  27,388     $  18,285     $  16,459     $  11,086
     Weighted average common shares outstanding ..........      33,158        31,495        33,271        32,488
                                                             ---------     ---------     ---------     ---------
     Basic earnings per share ............................   $    0.83     $    0.58     $    0.49     $    0.34
                                                             =========     =========     =========     =========
   Diluted:
     Net income ..........................................   $  27,388     $  18,285     $  16,459     $  11,086
                                                             ---------     ---------     ---------     ---------
     Common and potential common shares:
      Weighted average common shares outstanding .........      33,158        31,495        33,271        32,488
      Assumed exercise of stock options ..................       4,018         3,233         4,076         3,266
      Assumed purchase of common shares for
        treasury .........................................      (2,495)       (1,803)       (2,492)       (1,806)
                                                             ---------     ---------     ---------     ---------
     Common and potential common shares ..................      34,681        32,925        34,855        33,948
                                                             =========     =========     =========     =========
     Diluted earnings per share ..........................   $    0.79     $    0.56     $    0.47     $    0.33
                                                             =========     =========     =========     =========

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

    Management continually assesses the Company's obligations with respect to applicable environmental protection laws. While it is difficult to determine the timing and ultimate cost to be incurred by the Company in order to comply with these laws, based upon available internal and external assessments, with respect to those environmental loss contingencies of which management is aware, the Company believes that even without considering potential insurance recoveries, if any, there are no environmental loss contingencies that, individually or in the aggregate, would be material to the Company's financial position or results of operations. The Company accrues for these contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

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

                                     SECURE       SPECIALIZED                ELIMINATION OF
                                 COMMUNICATION   COMMUNICATION                INTERSEGMENT   CONSOLIDATED
                                    SYSTEMS         PRODUCTS     CORPORATE       SALES          TOTAL
                                    -------         --------     ---------       -----          -----
  Six Months Ended
  June 30, 2000:
    Sales .....................     $365,220       $  476,633               $(3,825)         $  838,028
    Operating income ..........       39,122           45,200                                    84,322
  Six Months Ended
  June 30, 1999:
    Sales .....................     $243,447       $  348,623               $(2,076)         $  589,994
    Operating income ..........       21,828           35,488                                    57,316
  Assets as of:
    June 30, 2000 .............     $701,685       $1,479,832     $79,595                    $2,261,112
    December 31, 1999 .........      381,699        1,123,487     128,585                     1,633,771

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

    In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. The SEC delayed the effective date of this SAB in June 2000, so that the SAB must now be adopted by December 31, 2000. The Company does not expect SAB No. 101 to have a material impact on its results of operations or financial position.

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

                                                              GUARANTOR    NON-GUARANTOR                     CONSOLIDATED
                                                 PARENT     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   L-3 COMMUNICATIONS
                                                 ------     ------------    ------------   ------------   ------------------
CONDENSED COMBINING BALANCE SHEETS:
-----------------------------------
AS OF JUNE 30, 2000
-------------------
Current assets:
 Cash and cash equivalents .................  $   36,585      $  6,471       $   2,191      $       --        $   45,247
 Contracts in process ......................     394,289       195,116          50,876              --           640,281
 Other current assets ......................      56,519         7,853           4,720              --            69,092
                                              ----------      --------       ---------      ----------        ----------
   Total current assets ....................     487,393       209,440          57,787              --           754,620
                                              ----------      --------       ---------      ----------        ----------
Property, plant and equipment, net .........     122,555        25,232          11,369              --           159,156
Intangibles, net ...........................     875,946       310,195          59,691                         1,245,832
Other assets ...............................      67,961        14,057          19,486                           101,504
Investment in and amounts due to and
 from consolidated subsidiaries ............     551,900        86,248         (22,840)       (615,308)               --
                                              ----------      --------       ---------      ----------        ----------
   Total assets ............................  $2,105,755      $645,172       $ 125,493      $ (615,308)       $2,261,112
                                              ==========      ========       =========      ==========        ==========
Current liabilities:
 Borrowings under Senior Credit
   Facilities ..............................  $  237,000      $     --       $      --      $       --        $  237,000
 Accounts payable and accrued
   expenses ................................     193,692        58,894          17,259              --           269,845
 Customer advances .........................      50,787         1,506           2,689              --            54,982
 Other current liabilities .................      88,672        15,931           9,517              --           114,120
                                              ----------      --------       ---------      ----------        ----------
   Total current liabilities ...............     570,151        76,331          29,465                           675,947
                                              ----------      --------       ---------      ----------        ----------
Other liabilities ..........................      72,742        48,223           1,338                           122,303
Long-term debt .............................     839,000            --              --                           839,000
Shareholders' equity .......................     623,862       520,618          94,690        (615,308)          623,862
                                              ----------      --------       ---------      ----------        ----------
   Total liabilities and shareholders'
    equity .................................  $2,105,755      $645,172       $ 125,493      $ (615,308)       $2,261,112
                                              ==========      ========       =========      ==========        ==========

                      L-3 COMMUNICATIONS HOLDINGS, INC. AND
                         L-3 COMMUNICATIONS CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                    CONTINUED

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               GUARANTOR    NON-GUARANTOR                     CONSOLIDATED
                                                  PARENT     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   L-3 COMMUNICATIONS
                                                  ------     ------------    ------------   ------------   ------------------
CONDENSED COMBINING BALANCE SHEETS:
-----------------------------------
AS OF DECEMBER 31, 1999
-----------------------
Current assets:
 Cash and cash equivalents ..................  $   34,037      $  5,164       $   3,587      $       --        $   42,788
 Contracts in process .......................     264,658       162,088          57,427              --           484,173
 Other current assets .......................      24,616        10,455           5,675              --            40,746
                                               ----------      --------       ---------      ----------        ----------
   Total current assets .....................     323,311       177,707          66,689              --           567,707
                                               ----------      --------       ---------      ----------        ----------
Property, plant and equipment, net ..........     104,087        25,005          11,879              --           140,971
Intangibles, net ............................     399,746       377,177          44,629              --           821,552
Other assets ................................      67,820        10,337          25,384              --           103,541
Investment in and amounts due
 to and from consolidated subsidiaries            644,560        23,591         (25,423)       (642,728)               --
                                               ----------      --------       ---------      ----------        ----------
   Total assets .............................  $1,539,524      $613,817       $ 123,158      $ (642,728)       $1,633,771
                                               ==========      ========       =========      ==========        ==========
Current liabilities:
 Accounts payable and accrued
   expenses .................................  $  135,709      $ 57,924       $  19,007      $       --        $  212,640
 Customer advances ..........................      53,345           543           2,850              --            56,738
 Other current liabilities ..................      24,798        17,230           6,900              --            48,928
                                               ----------      --------       ---------      ----------        ----------
   Total current liabilities ................     213,852        75,697          28,757              --           318,306
                                               ----------      --------       ---------      ----------        ----------
Other liabilities ...........................      79,234        47,961              95              --           127,290
Long-term debt ..............................     605,000            --              --              --           605,000
Shareholders' equity ........................     641,438       490,159          94,306        (642,728)          583,175
                                               ----------      --------       ---------      ----------        ----------
   Total liabilities and shareholders'
    equity ..................................  $1,539,524      $613,817       $ 123,158      $ (642,728)       $1,633,771
                                               ==========      ========       =========      ==========        ==========
CONDENSED COMBINING STATEMENTS OF
---------------------------------
OPERATIONS:
-----------
FOR THE SIX MONTHS ENDED JUNE 30, 2000
--------------------------------------
Sales .......................................  $  564,263      $197,368       $  78,812      $   (2,415)       $  838,028
                                               ----------      --------       ---------      ----------        ----------
Operating income ............................      74,307         7,043           2,972              --            84,322
Interest and other income ...................       2,289           178              90              --             2,557
Interest expense ............................      42,158           126               7              --            42,291
Provision for income taxes ..................      13,396         2,789           1,015              --            17,200
Equity in net income (loss) of
 consolidated subsidiaries ..................       6,346            --              --          (6,346)               --
                                               ----------      --------       ---------      ----------        ----------
Net income (loss) ...........................  $   27,388      $  4,306       $   2,040      $   (6,346)       $   27,388
                                               ==========      ========       =========      ==========        ==========
FOR THE SIX MONTHS ENDED JUNE 30, 1999
--------------------------------------
Sales .......................................  $  373,257      $174,729       $  43,391      $   (1,383)       $  589,994
                                               ----------      --------       ---------      ----------        ----------
Operating income (loss) .....................      45,342        16,159          (4,185)             --            57,316
Interest and other income ...................       2,509           176             144              --             2,829
Interest expense ............................      30,195           184              35              --            30,414
Provision (benefit) for income taxes ........       6,636         6,218          (1,408)             --            11,446
Equity in net income (loss) of
 consolidated subsidiaries ..................       7,265            --              --          (7,265)               --
                                               ----------      --------       ---------      ----------        ----------
Net income (loss) ...........................  $   18,285      $  9,933       $  (2,668)     $   (7,265)       $   18,285
                                               ==========      ========       =========      ==========        ==========

                      L-3 COMMUNICATIONS HOLDINGS, INC. AND
                         L-3 COMMUNICATIONS CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                    CONTINUED

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    GUARANTOR    NON-GUARANTOR                     CONSOLIDATED
                                                       PARENT     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   L-3 COMMUNICATIONS
                                                       ------     ------------    ------------   ------------   ------------------
CONDENSED COMBINING STATEMENTS OF
---------------------------------
CASH FLOWS:
-----------
FOR THE SIX MONTHS ENDED JUNE 30, 2000:
---------------------------------------
OPERATING ACTIVITIES:
Net income ........................................  $   27,388   $     4,306      $   4,457     $    (6,346)      $    27,388
Depreciation, amortization, deferred taxes and
 noncash items ....................................      43,011         8,761          2,430              --            54,202
Equity in net (income) loss of consolidated
 subsidiaries .....................................      (6,346)           --             --           6,346                --
Changes in operating assets and liabilities .......     (20,501)      (18,261)        (1,102)             --           (39,864)
                                                     ----------   -----------      ---------     -----------       -----------
Net cash from (used in) operating activities ......      43,552        (5,194)         3,368              --            41,726
                                                     ----------   -----------      ---------     -----------       -----------
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired ...    (513,732)         (676)        (1,053)             --          (515,461)
Investment in consolidated subsidiaries ...........       1,729            --             --          (1,729)               --
Capital expenditures, net of dispositions .........      (9,335)       (2,081)           550              --           (10,866)
Other investing activities, net ...................      16,099            --             --              --            16,099
                                                     ----------   -----------      ---------     -----------       -----------
Net cash (used in) investing activities ...........    (505,239)       (2,757)          (503)         (1,729)         (510,228)
                                                     ----------   -----------      ---------     -----------       -----------
FINANCING ACTIVITIES:
Borrowings (repayments) under senior credit
 facilities, net ..................................     471,000            --             --              --           471,000
Intercompany financing activities, net ............      (6,726)        9,258         (4,261)          1,729                --
Other financing activities, net ...................         (39)           --             --              --               (39)
                                                     ----------   -----------      ---------     -----------       -----------
Net cash from (used in) financing activities ......     464,235         9,258         (4,261)          1,729           470,961
                                                     ----------   -----------      ---------     -----------       -----------
Net (decrease) increase in cash ...................       2,548         1,307         (1,396)             --             2,459
Cash and cash equivalents, beginning of period ....      34,037         5,164          3,587              --            42,788
                                                     ----------   -----------      ---------     -----------       -----------
Cash and cash equivalents, end of period ..........  $   36,585   $     6,471      $   2,191     $        --       $    45,247
                                                     ==========   ===========      =========     ===========       ===========
FOR THE SIX MONTHS ENDED JUNE 30, 1999:
---------------------------------------
OPERATING ACTIVITIES:
Net income (loss) .................................  $   18,285   $     9,933      $  (2,668)    $    (7,265)      $    18,285
Depreciation, amortization, deferred taxes and
 noncash items ....................................      24,666        14,454            943              --            40,063
Equity in net (income) loss of consolidated
 subsidiaries .....................................      (7,265)           --             --           7,265                --
Changes in operating assets and liabilities .......     (25,504)        4,603        (11,515)             --           (32,416)
                                                     ----------   -----------      ---------     -----------       -----------
Net cash from (used in) operating activities ......      10,182        28,990        (13,240)             --            25,932
                                                     ----------   -----------      ---------     -----------       -----------
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired ...      (9,109)     (144,226)       (51,668)             --          (205,003)
Investment in consolidated subsidiaries ...........    (190,941)           --             --         190,941                --
Capital expenditures, net of dispositions .........      (6,524)        1,461           (657)             --            (5,720)
Other investing activities, net ...................       5,007            --             --              --             5,007
                                                     ----------   -----------      ---------     -----------       -----------
Net cash from (used in) investing activities ......    (201,567)     (142,765)       (52,325)        190,941          (205,716)
                                                     ----------   -----------      ---------     -----------       -----------
FINANCING ACTIVITIES:
Borrowings (repayments) under senior credit
 facilities, net ..................................          --            --             --              --                --
Contribution from Holdings ........................     201,582            --             --              --           201,582
Intercompany financing activities, net ............          --       121,753         69,188        (190,941)               --
Other financing activities, net ...................      (1,171)           --             --              --            (1,171)
                                                     ----------   -----------      ---------     -----------       -----------
Net cash from (used in) financing activities ......     200,411       121,753         69,188        (190,941)          200,411
                                                     ----------   -----------      ---------     -----------       -----------
Net increase in cash ..............................       9,026         7,978          3,623              --            20,627
Cash and cash equivalents, beginning of period ....      23,737           459          1,934              --            26,130
                                                     ----------   -----------      ---------     -----------       -----------
Cash and cash equivalents, end of period ..........  $   32,763   $     8,437      $   5,557     $        --       $    46,757
                                                     ==========   ===========      =========     ===========       ===========

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

     The Secure Communication Systems segment provides secure, high data rate communications systems for military and other U.S. government reconnaissance and surveillance applications. The Secure Communication Systems segment also provides training systems, training support services and communication software support services. The Specialized Communication Products segment includes three product categories: microwave components, avionics and ocean products, and telemetry, instrumentation and space products.

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

     On April 28, 2000, the Company acquired the Traffic Alert and Collision Avoidance System ("TCAS") product line from Honeywell for a purchase price of $237.0 million in cash, reflecting a price reduction of $17.0 million based on the preliminary closing date net assets, as defined, which is subject to a final adjustment. The TCAS acquisition was financed with borrowings under a new revolving 364 day senior credit facility. In addition, in February 2000, the Company entered into a Memorandum of Agreement ("MOA") with Thomson-CSF Sextant S.A. ("Sextant"), a subsidiary of Thomson-CSF, under which L-3 agreed to purchase the assets of TCAS from Honeywell, create a limited liability corporation for TCAS (the "TCAS LLC"), contribute 100% of the TCAS assets to TCAS LLC, and sell a 30% interest in the TCAS LLC to Sextant for a cash purchase price equal to 30% of the final purchase price paid by the Company for TCAS (which is expected to be approximately $71.1 million based on the preliminary closing date net assets) (collectively, the "TCAS Minority Interest Transaction"). L-3 expects to maintain operating management of the TCAS LLC and to consolidate it. The MOA, as amended, will terminate if definitive agreements regarding the TCAS Minority Interest Transaction are not executed by August 31, 2000. The TCAS Minority Interest Transaction is subject to regulatory approval by United States agencies and the European Union Commission and the execution of definitive agreements.

     On June 30, 2000, the Company acquired all the outstanding stock of MPRI for $34.5 million in cash, subject to adjustment based on closing date net assets, as defined, and the financial performance of MPRI for the year ending June 30, 2001. The acquisition was financed using borrowings under the Company's Senior Credit Facilities.

     All of the acquisitions have been accounted for as purchase business combinations and are included in the Company's results of operations from their respective effective dates.

RESULTS OF OPERATIONS

     The following information should be read in conjunction with the Condensed Consolidated Financial Statements as of June 30, 2000, which reflect the results of operations of the Company's acquisitions from their respective effective dates. The results of operations for all periods presented are significantly affected by the timing of the Company's acquisitions. The tables below provide selected statement of operations data for the Company for the three-month period ended June 30, 2000 (the "2000 Second Quarter") and the three-month period ended June 30, 1999 (the "1999 Second Quarter") and for the six-month period ended June 30, 2000 ("the 2000 First Half") and six-month period ended June 30, 1999 ("the 1999 First Half"). Prior year reported segment information has been restated to conform to the 2000 presentation of the Company's reportable segments.

                                                                           THREE MONTHS ENDED
                                                                                JUNE 30,
                                                                       -------------------------
                                                                           2000          1999
                                                                       -----------   -----------
                                                                             (in millions)
Sales(1):
 Secure Communication Systems ......................................    $  200.4      $  125.6
 Specialized Communication Products ................................       260.6         188.8
                                                                        --------      --------
   Total ...........................................................    $  461.0      $  314.4
                                                                        ========      ========
Operating income:
 Secure Communication Systems ......................................    $   19.8      $   11.0
 Specialized Communication Products ................................        29.9          20.1
                                                                        --------      --------
   Total ...........................................................    $   49.7      $   31.1
                                                                        ========      ========
Depreciation and amortization expenses included in operating income:
 Secure Communication Systems ......................................    $    6.3      $    4.6
 Specialized Communication Products ................................        12.1           9.1
                                                                        --------      --------
   Total ...........................................................    $   18.4      $   13.7
                                                                        ========      ========
EBITDA(2)
 Secure Communication Systems ......................................    $   26.1      $   15.6
 Specialized Communication Products ................................        42.0          29.2
                                                                        --------      --------
   Total ...........................................................    $   68.1      $   44.8
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

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999

     Sales increased $146.6 million to $461.0 million in 2000 Second Quarter compared with $314.4 million in the 1999 Second Quarter, and was comprised of sales growth of $74.8 million for the Secure Communication Systems segment and $71.8 million for the Specialized Communication Products segment. Operating income increased $18.6 million to $49.7 million, and operating income as a percentage of sales ("operating margin") increased to 10.8% from 9.9% for the reasons described below under the reportable segments discussion. Depreciation and amortization expenses in the 2000 Second Quarter increased $4.7 million to $18.4 million, reflecting increased goodwill amortization associated with acquisitions and additional depreciation related to acquisitions and capital expenditures. EBITDA increased $23.3 million to $68.1 million. EBITDA as a percentage of sales ("EBITDA margin") increased to 14.8% from 14.2%. Basic earnings per common share ("EPS") and diluted EPS grew 44.1% to $0.49 and 42.4% to $0.47, respectively. Basic weighted-average common shares outstanding and diluted weighted-average common shares outstanding increased 2.4% and 2.7%, respectively.

     Interest expense, net of interest income increased $10.6 million to $24.3 million in the 2000 Second Quarter because of the higher average outstanding debt, net of cash during the 2000 Second Quarter compared with the 1999 Second Quarter attributable to borrowings made under the Senior Credit Facilities to finance acquisitions completed during the 2000 First Half. The income tax provision for the 2000 Second Quarter reflects the Company's estimated effective income tax rate for the year ending December 31, 2000 of 38.5%, which is the same as the effective tax rate of 38.5% for the 1999 Second Quarter.

     Included in interest and other income for the 2000 Second Quarter is a net pre-tax gain of $1.3 million ($0.02 per diluted share), consisting of an after-tax gain of $2.0 million on the sale of the Company's interest in the Cardiovascular Computer Systems business, which was largely offset by an after-tax loss of $1.2 million on the write-down in the carrying value of certain other investments. Excluding this net gain, diluted EPS was $0.45 per share, an increase of 36.4% over 1999 Second Quarter diluted EPS. The 1999 Second Quarter of the income included a $0.5 million pre-tax gain recognized on the sale of a business in June 1999.

     Sales of Secure Communication Systems segment increased $74.8 million or 59.6% to $200.4 million in 2000 Second Quarter compared with the 1999 Second Quarter. Operating income increased $8.8 million to $19.8 million. Operating margin increased to 9.9% from 8.8%. The increase in sales was primarily attributable to the Link Simulation and Training acquired business and increased volume on secure telephone equipment (STE), high data rate communications systems (data links), communication software support services and airport security equipment. The increase in operating margin was principally attributable to improved margins on military communication systems and high data rate communication systems arising from cost reductions and improved operating efficiencies, partially offset by the expected lower margins on the Link Training and Simulation acquired business. EBITDA increased $10.5 million to $26.1 million in 2000 Second Quarter and EBITDA margin improved to 13.0% from 12.4%. The increases in EBITDA and EBITDA margin were primarily attributable to the items affecting the trends in operating income.

     Sales of the Specialized Communication Products segment increased $71.8 million or 38.0% to $260.6 million in 2000 Second Quarter compared with the 1999 Second Quarter. Operating income increased $9.8 million to $29.9 million and operating margin increased to 11.5% from 10.6%. The increase in sales was principally attributable to the TCAS, IEC, Space & Nav and TrexCom acquisitions and volume increases on airborne dipping sonar systems, naval power control and conversion systems microwave products, antenna and display products, that were partially offset by decreased shipments of naval power delivery systems and space and satellite control components. The increase in operating margin was principally attributable to improved margins on ocean products and antenna and display products arising from sales volume increases and cost reductions and higher margins on the TCAS acquired business partially offset by the expected lower margins on the Space & Nav and TrexCom acquired businesses. EBITDA increased $12.8 million to $42.0 million and EBITDA margin increased to 16.1% from 15.5%. The changes in EBITDA and EBITDA margin were primarily attributable to the items affecting the trends in operating income.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

                                                                       SIX MONTHS ENDED JUNE 30,
                                                                       -------------------------
                                                                           2000          1999
                                                                       -----------   -----------
                                                                             (in millions)
Sales(1):
 Secure Communication Systems ......................................    $  362.4      $  243.0
 Specialized Communication Products ................................       475.6         347.0
                                                                        --------      --------
  Total ............................................................    $  838.0      $  590.0
                                                                        ========      ========
Operating income:
 Secure Communication Systems ......................................    $   39.1      $   21.8
 Specialized Communication Products ................................        45.2          35.5
                                                                        --------      --------
  Total ............................................................    $   84.3      $   57.3
                                                                        ========      ========
Depreciation and amortization expenses included in operating income:
 Secure Communication Systems ......................................    $   11.8      $    9.1
 Specialized Communication Products ................................        22.4          17.3
                                                                        --------      --------
  Total ............................................................    $   34.2      $   26.4
                                                                        ========      ========
EBITDA
 Secure Communication Systems ......................................    $   50.9      $   30.9
 Specialized Communications Products ...............................        67.6          52.8
                                                                        --------      --------
  Total ............................................................    $  118.5      $   83.7
                                                                        ========      ========

----------
(1) Sales are after intersegment eliminations. See Note 8 to the Unaudited Condensed Consolidated Financial Statements.

     Sales increased $248.0 million or 42.0% to $838.0 million in 2000 First Half compared with $590.0 million in the 1999 First Half comprised of growth in sales of $119.4 million for the Secure Communication Systems segment and of $128.6 million for the Specialized Communication Products segment. Operating income increased $27.0 million to $84.3 million, and operating income as a percentage of sales ("operating margin") improved to 10.1% from 9.7% for the reasons described below under the reportable segments discussion. Depreciation and amortization expenses increased $7.8 million to $34.2 million, reflecting increased goodwill amortization associated with acquisitions and additional depreciation related to capital expenditures. EBITDA increased $34.8 million to $118.5 million. EBITDA as a percentage of sales ("EBITDA margin") was essentially flat at 14.1%. Basic earnings per common share ("EPS") and diluted EPS grew 43.1% to $0.83 and 41.1% to $0.79, respectively. Basic weighted-average common shares outstanding and diluted weighted-average common shares outstanding increased 5.3%.

     Interest expense, net of interest income, increased $13.6 million to $41.7 million in 2000 First Half principally because of higher average outstanding debt, net of cash during 2000 First Half compared with the 1999 First Half. The income tax provision for the 2000 First Half reflects the Company's estimated effective income tax rate for 2000 of 38.5%, which is the same as the effective tax rate of 38.5% for 1999 First Half.

     Included in interest and other income for the 2000 First Half are net pre-tax gains of $1.9 million ($0.03 per diluted share), consisting of gains on the sale of the Company's interests in the Network Security and Cardiovascular Computer Systems businesses, which were largely offset by an after-tax loss of $7.6 million on the write-down in the carrying value of certain other investments. Excluding this net gain, diluted EPS was $0.76 per share, an increase of 35.7% over 1999 First Half diluted EPS. The 1999 First Half other income included a $0.5 million pre-tax gain recognized on the sale of a business in June 1999.

     Sales of Secure Communication Systems segment increased $119.4 million or 49.1% to $362.4 million in 2000 First Half compared with the 1999 First Half. Operating income increased $17.3 million to $39.1 million. Operating margin increased to 10.8% from 9.0%. The increase in sales was primarily attributable to the Link Training and Simulation acquired business and increased sales on STE, communication software support services and airport security equipment. The increase in operating margin was attributable to improved margins on military communication systems and high data rate communication systems, partially offset by the expected lower margins on the Link Training and Simulation acquired business. EBITDA increased $20.0 million to $50.9 million and EBITDA margin improved to 14.0% from 12.7%. The increases in EBITDA and EBITDA margin were primarily attributable to the items affecting the trends in operating income.

     Sales of the Specialized Communication Products segment increased $128.6 million or 37.1% to $475.6 million in 2000 First Half compared with the 1999 First Half. Operating income increased $9.7 million to $45.2 million and operating margin declined to 9.5% from 10.2%. The increase in sales is attributable to acquisitions and volume increases on airborne dipping sonar systems, naval power control and conversion systems and display products that were partially offset by decreased shipments of naval power delivery systems, space and satellite control components and airborne telemetry products. The decline in operating margin is attributable to lower margins on telemetry products and microwave components principally attributable to sales volumes and mix, and the expected lower margins on the Space & Nav and TrexCom acquired businesses, partially offset by higher margins on avionics and ocean products arising from sales volume increases and cost reductions and the TCAS acquired business. EBITDA increased $14.8 million to $67.6 million and EBITDA margin declined to 14.2% from 15.2%. The changes in EBITDA and EBITDA margin were primarily attributable to the items affecting the trends in operating income.

LIQUIDITY AND CAPITAL RESOURCES

BALANCE SHEET

     Contracts in process increased $156.1 million from December 31, 1999 to June 30, 2000, of which $119.1 million was related to businesses acquired during the 2000 First Half. The remaining increase in contracts in process was principally attributable to increases in inventory because of production on certain programs and products in advance of sales expected to occur later in 2000, partially offset by a reduction in billed contract receivables before acquired balances resulting from collections exceeding billings consistent with the record sales recorded during the quarter ended December 31, 1999. The increases from December 31, 1999 to June 30, 2000 in current deferred tax assets, property, plant and equipment, intangibles, accrued employment costs, accrued expenses and other current liabilities was related to acquired businesses net of amortization expense. The increase in accounts payable was principally related to balances of acquired businesses, partially offset by the timing of payments to vendors.

STATEMENT OF CASH FLOWS

     The following table provides cash flow statement data for the Company.

                                                       SIX MONTHS ENDED
                                                            JUNE 30,
                                                    -----------------------
                                                       2000         1999
                                                    ----------   ----------
                                                         (in millions)
Net cash from operating activities ..............    $   41.7     $   25.9
Net cash (used in) investing activities .........      (510.2)      (205.7)
Net cash from financing activities ..............       471.0        200.4

OPERATING ACTIVITIES

     During the 2000 First Half, L-3 generated $41.7 million of cash in its operating activities, a increase of $15.8 million over the $25.9 million generated in the 1999 First Half, principally as a result of improvements of $23.2 million in earnings adjusted for non-cash items and deferred taxes and a net increase in working capital and other operating assets and liabilities excluding the effects of acquisitions of $39.9 million in the 2000 First Half compared with $32.4 million in the 1999 First Half. The Company expects its rate of increase in working capital to decline during the second half of 2000, and as a result cash flow is expected to improve.

INVESTING ACTIVITIES

     The Company continued to pursue its acquisition strategy during the 2000 First Half and invested $515.5 million to acquire businesses, compared with $205.0 million in the 1999 First Half (See discussions under "Acquisitions" above).

     The Company makes capital expenditures for improvement of manufacturing facilities and equipment. The Company expects that its capital expenditures for the year ending December 31, 2000 will be between $35.0 and $40.0 million.

     In March 2000, the Company sold its interest in the Network Security business for net proceeds of $13.4 million. In May 2000, the Company sold its interest in the Cardiovascular Computer Systems business for net proceeds of $5.6 million.

FINANCING ACTIVITIES

     On February 4, 1999, Holdings sold 5.0 million shares of common stock in a public offering for $42.00 per share (the "February 1999 Common Stock Offering"); the net proceeds of $201.5 million were contributed to the Company and partially used to repay borrowings made in January 1999 under the Senior Credit Facilities to finance the Microdyne acquisition.

     At June 30, 2000, available borrowings under the revolving credit facilities were $120.5 million after reductions for borrowings of $471.0 million outstanding thereunder used principally to finance acquisitions and outstanding letters of credit of $108.5 million.

     On April 28, 2000 the Company entered into a new 364 day revolving senior credit facility for $300.0 million (the "New 364 Day Revolving Credit Facility") that expires on April 27, 2001, and on April 28, 2000 borrowed $237.0 million thereunder to finance the TCAS acquisition. Additionally, on April 28, 2000 the Company amended the Senior Credit Facilities to change the spreads on borrowings and commitment fees thereunder. The spreads on the New 364 Day Revolving Credit Facility are the same as those under the Senior Credit Facilities, and the lenders under the New 364 Day Revolving Credit Facility rank pari passu with the lenders under the Senior Credit Facilities. See Note 4 to the Condensed Consolidated Financial Statements. The borrowings outstanding of $237.0 million at June 30, 2000 under the New 364 Day Revolving Credit Facility are classified under current liabilities on the balance sheet because the facility expires in April 2001. The Company intends to either refinance the New 364 Day Revolving Credit Facility or to restructure it together with the Company's other existing revolving credit facilities by the end of the first quarter of 2001.

     In August 2000, the Revolving 364 Day Credit Facility for $200.0 million which will expire on August 10, 2000 was renewed for an additional 364 days and will expire on August 9, 2001, at which time the Company may exercise an option to convert a portion of the borrowings outstanding thereunder into term loans which fully amortize over an eighteen month period beginning September 30, 2001.

     The Senior Credit Facilities and the Senior Subordinated Notes contain financial covenants which remain in effect so long as any amount is owed or any commitment to lend exists thereunder by L-3 Communications. As of June 30, 2000, L-3 Communications had been in compliance with these covenants at all times. The borrowings under the Senior Credit Facilities are guaranteed by Holdings and by substantially all of the Company's subsidiaries. The payments of principal and premium, if any, and interest on the Senior Subordinated Notes are unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by substantially all of the subsidiaries of L-3 Communications, all of which guarantor subsidiaries are wholly owned.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

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

     In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. The SEC delays the effective date of this SAB in June 2000, so that the SAB must now be adopted by December 31, 2000. The Company does not expect SAB No. 101 to have a material impact on its results of operations or financial position.

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

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Part II, Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition--Liquidity and Capital Resources--Market Risks", of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 for a discussion of the Company's exposure to market risks. There was no significant change in those risks during the six months ended June 30, 2000.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 25, 2000, at the Company's annual meeting of Stockholders, the following proposals were acted on:

   (1) Two nominees for the Board of Directors were elected to three year terms expiring in 2003. The votes were as follows:

                           FOR         WITHHELD
                           ---         --------
  Alberto M. Finali     25,341,651     112,987
  Arthur L. Simon       25,336,688     117,950

   (2) The selection of PricewaterhouseCoopers LLP to serve as independent auditors for 2000 was ratified. The votes were as follows:

  For          25,449,570
  Against      4,034
  Withheld     1,034

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

       *11 L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Share

        27  Financial Data Schedule

        * The information required on this exhibit is presented in Note 6 to the Condensed Consolidated Financial Statements as of June 30, 2000 in accordance with the provisions of FASB SFAS No. 128, Earnings Per Share.

   (b) Reports on Form 8-K

   Report filed on May 12, 2000 regarding the acquisition of the acquisition of the Traffic Alert and Collision Avoidance System (TCAS) product line of Honeywell Inc.

   The registrants have not filed the amendments to their Form 8-K, dated February 24, 2000 and their Form 8-K, dated May 12, 2000, concerning the acquisitions by L-3 of the TDTS and TCAS businesses, respectively, which were required to be filed by the Securities Exchange Act of 1934 during the preceding 3 months, because the audited financial statements of TDTS and TCAS businesses for the fiscal years preceding their acquisitions by L-3 are not yet available. Such audits for the TDTS and TCAS businesses are currently in process and the required amendments on Form 8-K will be filed upon the completion of the audits.

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

Date: August 14, 2000

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