Form 10-Q
period 2000-09-30
L 3 COMMUNICATIONS HOLDINGS INC; L 3 COMMUNICATIONS CORP
filed 2000-11-07
CIK 1056239, 1039101

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


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X  No

     There were 33,524,934 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on November 6, 2000.


================================================================================

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION
                        FORM 10-Q QUARTERLY REPORT FOR
                       QUARTER ENDED SEPTEMBER 30, 2000



                       PART I -- FINANCIAL INFORMATION:




                                                                                      PAGE NO.
                                                                                     ---------
ITEM 1.   Financial Statements
          Condensed Consolidated Balance Sheets as of September 30, 2000 and
           December 31, 1999 .......................................................      1
          Condensed Consolidated Statements of Operations for the Three and Nine
           Months ended September 30, 2000 and September 30, 1999 ..................      2
          Condensed Consolidated Statements of Cash Flows for the Nine Months
           ended September 30, 2000 and September 30, 1999 .........................      4
          Notes to Unaudited Condensed Consolidated Financial Statements ...........      5
ITEM 2.   Management's Discussion and Analysis of Results of Operations and
           Financial Condition .....................................................     15
ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk ...............     23

                                  PART II -- OTHER INFORMATION:

ITEM 6.   Exhibits and Reports on Form 8-K .........................................     24

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)






                                                                        SEPTEMBER 30,     DECEMBER 31,
                                                                             2000             1999
                                                                       ---------------   -------------
                                ASSETS
Current assets:
 Cash and cash equivalents .........................................     $   30,219       $   42,788
 Contracts in process ..............................................        663,541          484,173
 Deferred income taxes .............................................         51,002           32,985
 Other current assets ..............................................         16,117            7,761
                                                                         ----------       ----------
   Total current assets ............................................        760,879          567,707
                                                                         ----------       ----------
Property, plant and equipment, net .................................        158,320          140,971
Intangibles, primarily cost in excess of net assets acquired, net of
 amortization ......................................................      1,308,874          821,552
Deferred income taxes ..............................................         86,328           56,858
Other assets .......................................................         42,017           46,683
                                                                         ----------       ----------
   Total assets ....................................................     $2,356,418       $1,633,771
                                                                         ==========       ==========
                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Borrowings under Senior Credit Facilities .........................     $  237,000       $       --
 Accounts payable, trade ...........................................        123,697           98,693
 Accrued employment costs ..........................................         97,868           70,618
 Accrued expenses ..................................................         47,315           27,931
 Customer advances .................................................         55,530           56,738
 Accrued interest ..................................................         20,448           12,683
 Income taxes ......................................................             --            2,715
 Other current liabilities .........................................         81,440           48,928
                                                                         ----------       ----------
   Total current liabilities .......................................        663,298          318,306
                                                                         ----------       ----------
Pension and postretirement benefits ................................         99,378          110,262
Other liabilities ..................................................        101,707           17,028
Long-term debt .....................................................        836,500          605,000
Commitments and contingencies

Shareholders' equity:
 Common stock of Holdings $.01 par value; authorized 100,000,000
   shares, issued and outstanding 33,452,178 and 32,794,547 shares..        508,537          483,694
 Retained earnings .................................................        155,049          103,545
 Unearned compensation .............................................         (2,806)          (1,661)
 Accumulated other comprehensive loss ..............................         (5,245)          (2,403)
                                                                         ----------       ----------
Total shareholders' equity .........................................        655,535          583,175
                                                                         ----------       ----------
   Total liabilities and shareholders' equity ......................     $2,356,418       $1,633,771
                                                                         ==========       ==========

      See notes to unaudited condensed consolidated financial statements.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)




                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                    --------------------------------
                                                          2000            1999
                                                       ------------    ----------
Sales ..............................................     $514,415       $382,356
Costs and expenses .................................      451,600        339,516
                                                         --------       --------
Operating income ...................................       62,815         42,840
Interest and other income ..........................          904            636
Interest expense ...................................       24,831         15,266
                                                         --------       --------
Income before income taxes .........................       38,888         28,210
Provision for income taxes .........................       14,778         10,861
                                                         --------       --------
Net income .........................................     $ 24,110       $ 17,349
                                                         ========       ========
Holdings earnings per common share:
 Basic .............................................     $   0.72       $   0.53
                                                         ========       ========
 Diluted ...........................................     $   0.69       $   0.51
                                                         ========       ========
Holdings weighted average common shares outstanding:
 Basic .............................................       33,542         32,650
                                                         ========       ========
 Diluted ...........................................       35,166         34,222
                                                         ========       ========

      See notes to unaudited condensed consolidated financial statements.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)




                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                      -------------------------------
                                                           2000             1999
                                                       -------------    ------------
Sales ..............................................     $1,352,443       $972,350
Costs and expenses .................................      1,205,306        872,194
                                                         ----------       --------
Operating income ...................................        147,137        100,156
Interest and other income ..........................          3,461          3,465
Interest expense ...................................         67,122         45,680
                                                         ----------       --------
Income before income taxes .........................         83,476         57,941
Provision for income taxes .........................         31,972         22,307
                                                         ----------       --------
Net income .........................................     $   51,504       $ 35,634
                                                         ==========       ========
Holdings earnings per common share:
 Basic .............................................     $     1.55       $   1.12
                                                         ==========       ========
 Diluted ...........................................     $     1.48       $   1.06
                                                         ==========       ========
Holdings weighted average common shares outstanding:
 Basic .............................................         33,288         31,885
                                                         ==========       ========
 Diluted ...........................................         34,847         33,465
                                                         ==========       ========

      See notes to unaudited condensed consolidated financial statements.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                     -------------------------
                                                                         2000         1999
                                                                     ------------ ------------
OPERATING ACTIVITIES:
Net income .........................................................  $   51,504   $   35,634
Depreciation and amortization ......................................      53,186       40,380
Amortization of deferred debt issue costs ..........................       4,039        2,918
Deferred income taxes ..............................................      19,502       18,011
Other noncash items ................................................       8,087        4,391
Changes in operating assets and liabilities, net of amounts acquired:
 Contracts in process ..............................................     (34,554)     (54,910)
 Other current assets ..............................................      (8,619)       4,957
 Other assets ......................................................      (3,572)        (145)
 Accounts payable and accrued expenses .............................      32,172        2,185
 Customer advances .................................................     (14,592)       7,412
 Other current liabilities .........................................     (34,472)         559
 Pension and postretirement benefits ...............................      (8,917)       1,884
 Other liabilities .................................................         349       (1,344)
All other operating activities, net ................................      (1,441)      (1,740)
                                                                      ----------   ----------
Net cash from operating activities .................................      62,672       60,192
                                                                      ----------   ----------
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired ....................    (532,873)    (211,393)
Capital expenditures ...............................................     (21,356)     (15,758)
Disposition of property, plant and equipment .......................       3,225        6,138
Other investing activities .........................................       5,865        4,777
                                                                      ----------   ----------
Net cash (used in) investing activities ............................    (545,139)    (216,236)
                                                                      ----------   ----------
FINANCING ACTIVITIES:
Borrowings under revolving credit facilities .......................     754,500       74,700
Repayment of borrowings under revolving credit facilities ..........    (286,000)     (74,700)
Proceeds from sale of Holdings common stock, net ...................          --      201,582
Other financing activities, net ....................................       1,398         (875)
                                                                      ----------   ----------
Net cash from financing activities .................................     469,898      200,707
                                                                      ----------   ----------
Net (decrease) increase in cash ....................................     (12,569)      44,663
Cash and cash equivalents, beginning of the period .................      42,788       26,130
                                                                      ----------   ----------
Cash and cash equivalents, end of the period .......................  $   30,219   $   70,793
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

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     L-3 Communications Holdings, Inc. ("Holdings" and together with its subsidiaries "L-3" or the "Company") is a leading merchant supplier of sophisticated secure communication systems and specialized communication products. The Company produces secure, high data rate communication systems, avionics and ocean products, telemetry, instrumentation and space products, microwave components and training and simulation systems. These systems and products are critical elements of virtually all major communication, command and control, intelligence gathering and space systems. The Company's systems and specialized products are used to connect a variety of airborne, space, ground-and sea-based communication systems and are used in the transmission, processing, recording, monitoring and dissemination functions of these communication systems. The Company's customers include the U.S. Department of Defense ("DoD"), certain U.S. Government intelligence agencies, major aerospace and defense contractors, foreign governments and commercial customers. L-3's business areas employ proprietary technologies and capabilities and have leading positions in their respective primary markets. The Company has two reportable segments, Secure Communication Systems and Specialized Communication Products.

     Secure Communication Systems. This segment provides secure, high data rate communications for military and other U.S. Government reconnaissance and surveillance applications. These operations are principally strategic, long-term programs performed under cost plus, sole-source contracts supporting the DoD and other government agencies. The major secure communication programs and systems include:

    o secure data links for airborne, satellite, ground-and sea-based remote platforms for real time information collection and dissemination to users;

    o strategic and tactical signal intelligence systems that detect, collect, identify, analyze and disseminate information;

    o secure telephone and network equipment and encryption management;

    o communication software support services; and

    o communication systems for surface and undersea vessels and manned space flights.

     The Secure Communication Systems segment includes our Training and Simulation business, which produces advanced simulation and training products, with high-fidelity representations of cockpits and operator stations for aircraft and vehicle system simulation which are principally performed under long-term fixed price contracts. The training business also provides a full range of teaching, training and logistic services and training device support to domestic and international customers.

     Specialized Communication Products. This segment includes products to military and commercial customers, that focus on niche markets in which the Company can achieve a market leadership position. This reportable segment includes three product categories:

    o avionics and ocean products including our aviation recorders, airborne collision avoidance products, displays, antennas, acoustic undersea warfare products and naval power distribution, conditioning, switching and protection equipment;

    o telemetry, instrumentation and space products including our commercial off-the-shelf, real-time data collection and transmission products and components for missile, aircraft and space-based electronic systems; and

    o microwave components including our commercial off-the-shelf, high-performance microwave components and frequency monitoring equipment.

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                   CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The accompanying unaudited condensed consolidated financial statements also include those of L-3 Communications Corporation ("L-3 Communications"), which is a wholly owned subsidiary of Holdings. Holdings has no other assets or liabilities and conducts no operations other than through its wholly owned subsidiary, L-3 Communications. Therefore, the consolidated financial statements of Holdings and L-3 Communications reflect the same results of operations, cash flows, assets, liabilities and shareholders' equity. L-3 Communications common stock consists of 100 shares authorized and outstanding of $0.01 par value.

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

2. ACQUISITIONS AND DIVESTITURES

     On December 31, 1999, the Company acquired the assets of the Space and Navigation Systems business ("SNS") of Honeywell International Inc. ("Honeywell") for $55,000 in cash, plus expenses, subject to adjustment based on closing date net assets.

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

     On April 28, 2000, the Company acquired the Traffic Alert and Collision Avoidance System ("TCAS") product line from Honeywell for a purchase price of $237,000 in cash, reflecting a price reduction of $17,000 based on the preliminary closing date net assets which is subject to a final adjustment. The TCAS acquisition was financed with borrowings under a new revolving 364 day senior credit facility. In addition, in February 2000, the Company entered into a Memorandum of Agreement ("MOA") with

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                    CONTINUED

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Thomson-CSF Sextant S.A. ("Sextant"), a subsidiary of Thomson-CSF, under which L-3 agreed to create a limited liability corporation for TCAS (the "TCAS LLC"), contribute 100% of the TCAS assets acquired from Honeywell to the TCAS LLC, and sell a 30% interest in the TCAS LLC to Sextant for a cash purchase price equal to 30% of the final purchase price paid by the Company for TCAS (which is expected to be approximately $71,100 based on the preliminary closing date net assets) (collectively, the "TCAS Minority Interest Transaction"). L-3 will consolidate the TCAS LLC. The Company anticipates that it will complete the definitive agreements regarding the TCAS Minority Interest Transaction with Sextant in the fourth quarter of 2000. The TCAS Minority Interest Transaction is subject to regulatory approval by United States agencies and the European Union Commission and the execution of definitive agreements.

     On June 30, 2000, the Company acquired all the outstanding stock of MPRI for $34,500 in cash subject to adjustment based on closing date net assets, plus additional consideration contingent upon the post-acquisition financial performance of MPRI for the year ending June 30, 2001. The acquisition was financed using borrowings under the Company's Senior Credit Facilities.

     On July 11, 2000, the Company acquired 53.5% of the outstanding common stock of LogiMetrics, Inc. ("LogiMetrics") for $15,000. The acquisition was financed using borrowings under the Company's Senior Credit Facilities. The Company also agreed to invest an additional $5,000 in LogiMetrics during 2001 for an additional equity interest, and will contribute to LogiMetrics certain technologies, upon satisfaction of certain future conditions.

     All of the Company's acquisitions have been accounted for as purchase business combinations and are included in the Company's results of operations from their respective effective dates. The assets and liabilities recorded in connection with the purchase price allocations for the acquisitions of SNS, TDTS, TrexCom and TCAS are based upon preliminary estimates of fair values for acquired contracts in process including reserves for contract losses, inventories, pension and postretirement benefit liabilities and deferred taxes. Actual adjustments will be based on the final purchase prices and final appraisals and other analyses of fair values which are in process. Except for the TDTS acquisition, as discussed below, the Company does not expect the differences between the preliminary and final purchase price allocations for the acquisitions to be material.The preliminary assets and liabilities recorded in connection with the acquisitions of SNS, TDTS, TrexCom, TCAS, MPRI and LogiMetrics were $80,177 and $24,706; $262,068 and $101,141; $66,821 and
$15,905; $249,425 and $11,992; $41,713 and $6,628; and $20,126 and $11,209,
respectively. The Company has valued acquired contracts in process at contract price, less the estimated costs to complete and an allowance for normal profit on the Company's effort to complete such contracts. The excess of purchase price over the fair value of net assets acquired is being amortized on a straight-line basis over periods of 40 years for SNS, TDTS, TCAS and MPRI and 20 years for LogiMetrics and TrexCom.

     The SEC requires that the Company file separate audited financial statements of the most recent fiscal years for TDTS and TCAS prior to their acquisition by L-3 with unaudited pro forma financial information. However, audited financial statements for the TDTS and TCAS businesses are not readily available, because prior to the acquisitions, TDTS and TCAS were not stand-alone entities and their financial statements were not audited. These financial statements are currently being audited, and upon their completion, the Company will file the required TDTS and TCAS financial statements and pro forma financial information with the SEC. However, based on the unaudited preliminary data, sales and operating loss for the year ended December 31, 1999 for the TDTS business, including a loss provision for estimated costs in excess of estimated billings to complete certain contracts in process, were $270,600 and $(36,900), respectively, and sales and operating income for the year ended December 31, 1999 for the

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                    CONTINUED

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

TCAS product line were $108,000 and $46,100, respectively. Actual results, based upon completion of the audits, could differ materially from these preliminary statements of operations data. Additionally, depending on the December 31, 1999 audit results for TDTS, the final purchase allocation for TDTS relating to loss reserves for estimated costs in excess of estimated billings to complete certain acquired contracts in process could be materially different than those recorded in the Company's preliminary purchase allocation for the TDTS acquisition which is reflected on the Company's consolidated balance sheet as of September 30, 2000.

     Based on unaudited statements of operations data for TrexCom, TDTS and TCAS, had these acquisitions occurred on January 1, 2000, pro forma sales, net income and diluted earnings per share for the nine months ended September 30, 2000 would have been $1,404,000, $50,200 and $1.44, respectively. Based on unaudited preliminary statements of operations for TDTS and TCAS and unaudited statement of operations data for Aydin, IEC, SNS and TrexCom for the year ended December 31, 1999, had these acquisitions occurred on January 1, 1999, pro forma sales would have been $1,418,400 for the nine months ended September 30, 1999. Pro forma net income and earnings per share for the nine months ended September 30, 1999 have not been provided because the required interim historical financial information is not yet available. The pro forma data are based on various assumptions and are not necessarily indicative of the results that would have occurred had the acquisitions occurred on January 1, 1999, nor do they purport to be indicative of future consolidated results.

     In March 2000, the Company recognized an after-tax gain of $6,754 on the sale of its interest in the Network Security business and recorded an unrelated after-tax write down of $6,359 on the carrying value of certain investments. In May 2000, the Company recognized an after-tax gain of $2,000 on the sale of its interest in the Cardiovascular Computer Systems business and recognized an unrelated after-tax write down of $1,215 on the carrying value of certain investments. In September 2000, the Company sold a 60% interest in its Turkish subsidiary which resulted in an after-tax gain of $373. As a result of these non-recurring items which were all recorded in Interest and Other Income on the Statement of Operations, the net earnings during the nine-month period ended September 30, 2000 reflect a net after-tax gain of $1,553 ($0.04 per diluted share) related to these transactions. The net proceeds from the sale of the Network Security business and Cardiovascular Computer Systems business were $13,443 and $5,594, respectively, and are included in Other Investing Activities on the Statement of Cash Flows. The sales price of the Turkish subsidiary consists of $2,000 in cash and $4,000 of retained receivables. The cash sales proceeds are payable in three installments, $500 in the fourth quarter of 2000, and $750 in each of April 2001 and October 2001.


3. CONTRACTS IN PROCESS

     Contracts in process consist of:
                                                                   SEPTEMBER 30, 2000     DECEMBER 31, 1999
                                                                  --------------------   ------------------
   Billed receivables .........................................        $ 299,518             $ 258,054
                                                                       ---------             ---------
   Unbilled contract receivables, gross .......................          257,866               125,652
   Less: unliquidated progress payments .......................          (73,905)              (10,351)
                                                                       ---------             ---------
    Unbilled contract receivables, net ........................          183,961               115,301
                                                                       ---------             ---------
   Inventories and inventoried contract costs, gross ..........          211,146               130,091
   Less: unliquidated progress payments .......................          (31,084)              (19,273)
                                                                       ---------             ---------
    Inventories and inventoried contract costs, net ...........          180,062               110,818
                                                                       ---------             ---------
    Total contracts in process ................................        $ 663,541             $ 484,173
                                                                       =========             =========

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                   CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

4. DEBT

   Debt consists of:
                                                           SEPTEMBER 30, 2000     DECEMBER 31, 1999
                                                          --------------------   ------------------
   Borrowings under Senior Credit Facilities ..........        $  468,500             $     --
   103/8% Senior Subordinated Notes due 2007 ..........           225,000              225,000
   81/2% Senior Subordinated Notes due 2008 ...........           180,000              180,000
   8% Senior Subordinated Notes due 2008 ..............           200,000              200,000
                                                               ----------             --------
    Total debt ........................................         1,073,500              605,000
   Less current portion of borrowings under Senior
      Credit Facilities ...............................          (237,000)                  --
                                                               ----------             --------
    Long-term debt ....................................        $  836,500             $605,000
                                                               ==========             ========

     On April 28, 2000, the Company entered into a new 364 day revolving credit facility for $300,000 (the "New 364 Day Revolving Credit Facility") that expires on April 27, 2001 and amended the Senior Credit Facilities to change the spreads used to determine borrowing rates and commitment fees thereunder, as follows: on "base rate" borrowings, ranging from 0.375% to 1.75%; on "LIBOR rate" borrowings ranging from 1.25% to 2.75%; and, on commitment fees, ranging from 0.20% to 0.50%; in each case, depending on L-3 Communications' Debt to EBITDA Ratio at the time of determination. The amendment also provided that from April 28, 2000 until the adjustment date for the quarter ending September 30, 2000, the spreads will be no lower than 0.75% and 1.75%, respectively, on "base rate" borrowings and "Eurodollar" borrowings. The spreads for the New 364 Day Revolving Credit Facility are the same as those under the Senior Credit Facilities. The lenders under the New 364 day Revolving Credit Facility rank pari passu with the lenders under the other Senior Credit Facilities. The borrowings outstanding of $237,000 at September 30, 2000 under the New 364 Day Revolving Credit Facility are classified under current liabilities on the balance sheet because the facility expires in April 2001. The Company intends to either refinance the New 364 Day Revolving Credit Facility or to restructure it together with the Company's other existing revolving credit facilities by the end of the first quarter of 2001.

     In August 2000 the Revolving 364-Day Credit Facility was renewed for an additional 364 days and will expire on August 9, 2001, at which time the Company may convert a portion of the borrowings outstanding thereunder into term loans which fully amortize over an eighteen month period beginning September 30, 2001.

     Available borrowings under the Company's revolving credit facilities at September 30, 2000 were $115,890, after reductions for outstanding borrowings of $468,500 and letters of credit of $115,610.

5. COMPREHENSIVE INCOME

   Comprehensive income consists of:
                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                   ---------------------
                                                                     2000        1999
                                                                   ---------    --------
   Net income ..................................................    $51,504     $35,634
   Foreign currency translation losses .........................     (1,441)     (1,740)
   Unrealized gain (loss) on investments, net of taxes .........     (1,401)     (2,144)
                                                                    -------     -------
   Comprehensive income ........................................    $48,662     $31,750
                                                                    =======     =======

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                   CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

6. EARNINGS PER SHARE

     Earnings per share data is not provided for L-3 Communications since it is a wholly-owned subsidiary of Holdings. Weighted-average shares for Holdings used in the computation of earnings per share are presented in the table below.

                                                              THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                 SEPTEMBER 30,           SEPTEMBER 30,
                                                            ----------------------  ----------------------
                                                              2000         1999       2000         1999
                                                            ---------   ----------  ---------   ----------
   Basic:
     Net income ..........................................   $24,110     $17,349     $51,504     $35,634
     Weighted average common shares outstanding ..........    33,542      32,650      33,288      31,885
                                                             -------     -------     -------     -------
     Basic earnings per share ............................   $  0.72     $  0.53     $  1.55     $  1.12
                                                             =======     =======     =======     =======
   Diluted:
     Net income ..........................................   $24,110     $17,349     $51,504     $35,634
                                                             -------     -------     -------     -------
     Common and potential common shares:
      Weighted average common shares outstanding .........    33,542      32,650      33,288      31,885
      Assumed exercise of stock options ..................     3,979       3,281       4,005       3,249
      Assumed purchase of common shares for
        treasury .........................................    (2,355)     (1,709)     (2,446)     (1,669)
                                                             -------     -------     -------     -------
     Common and potential common shares ..................    35,166      34,222      34,847      33,465
                                                             =======     =======     =======     =======
     Diluted earnings per share ..........................   $  0.69     $  0.51     $  1.48     $  1.06
                                                             =======     =======     =======     =======

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

                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                   SEPTEMBER 30,            SEPTEMBER 30,
                                              ----------------------- --------------------------
                                                  2000        1999         2000          1999
                                              ----------- ----------- -------------- -----------
SALES:
 Secure Communication Systems ...............  $233,747    $141,940     $  598,967    $385,387
 Specialized Communication Products .........   284,126     242,625        760,759     591,248
 Elimination of intersegment sales ..........    (3,458)     (2,209)        (7,283)     (4,285)
                                               --------    --------     ----------    --------
   Consolidated total .......................  $514,415    $382,356     $1,352,443    $972,350
                                               ========    ========     ==========    ========
OPERATING INCOME:
 Secure Communication Systems ...............  $ 25,100    $ 11,697     $   63,796    $ 33,525
 Specialized Communication Products .........    37,715      31,143         83,341      66,631
                                               --------    --------     ----------    --------
   Consolidated total .......................  $ 62,815    $ 42,840     $  147,137    $100,156
                                               ========    ========     ==========    ========

                                                 SEPTEMBER 30, 2000     DECEMBER 31, 1999
                                                --------------------   ------------------
ASSETS:
 Secure Communication Systems ...............        $  736,661            $  381,699
 Specialized Communication Products .........         1,558,258             1,123,487
 Corporate ..................................            61,499               128,585
                                                     ----------            ----------
   Consolidated total .......................        $2,356,418            $1,633,771
                                                     ==========            ==========

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

     In lieu of providing separate unaudited interim financial statements for the Guarantor Subsidiaries, the Company has included the accompanying condensed consolidating financial statement data based on the Company's understanding of the SEC's Financial Reporting Release No. 55 which has amended Rule 3-10 of SEC Regulation S-X and Staff Accounting Bulletin No. 53.

     The following unaudited condensed consolidating financial information present the results of operations, financial position and cash flows of (i) L-3 Communications excluding its consolidated subsidiaries (the "Parent") (ii) the Guarantor Subsidiaries, (iii) the Non-Guarantor Subsidiaries and (iv) the consolidating adjustments to arrive at the information for L-3 Communications on a consolidated basis.

                                                              GUARANTOR    NON-GUARANTOR   CONSOLIDATING      CONSOLIDATED
                                                 PARENT     SUBSIDIARIES    SUBSIDIARIES    ADJUSTMENTS    L-3 COMMUNICATIONS
                                             ------------- -------------- --------------- --------------- -------------------
CONDENSED CONSOLIDATING BALANCE
--------------------------------------------
SHEETS:
--------------------------------------------
AS OF SEPTEMBER 30, 2000
--------------------------------------------
Current assets:
 Cash and cash equivalents .................  $   24,764      $  4,548       $     907      $       --         $   30,219
 Contracts in process ......................     403,575       202,758          57,208              --            663,541
 Other current assets ......................      41,502        16,115           9,502                             67,119
                                              ----------      --------       ---------      ----------         ----------
   Total current assets ....................     469,841       223,421          67,617              --            760,879
                                              ----------      --------       ---------      ----------         ----------
Property, plant and equipment, net .........     121,130        25,338          11,852              --            158,320
Intangibles, net ...........................     863,326       389,855          55,693              --          1,308,874
Other assets ...............................      92,274        13,735          22,336              --            128,345
Investment in and amounts due to and
 from consolidated subsidiaries ............     647,609         4,408         (37,051)       (614,966)                --
                                              ----------      --------       ---------      ----------         ----------
   Total assets ............................  $2,194,180      $656,757       $ 120,447      $ (614,966)        $2,356,418
                                              ==========      ========       =========      ==========         ==========
Current liabilities:
 Borrowings under Senior Credit
   Facilities ..............................  $  237,000      $     --       $      --      $       --         $  237,000
 Accounts payable and accrued
   expenses ................................     208,326        58,258          22,744              --            289,328
 Customer advances .........................      49,270         4,041           2,219              --             55,530
 Other current liabilities .................      56,802        16,301           8,337              --             81,440
                                              ----------      --------       ---------      ----------         ----------
   Total current liabilities ...............     551,398        78,600          33,300              --            663,298
                                              ----------      --------       ---------      ----------         ----------
Other liabilities ..........................     150,747        48,609           1,729              --            201,085
Long-term debt .............................     836,500            --              --              --            836,500
Shareholders' equity .......................     655,535       529,548          85,418        (614,966)           655,535
                                              ----------      --------       ---------      ----------         ----------
   Total liabilities and shareholders'
    equity .................................  $2,194,180      $656,757       $ 120,447      $ (614,966)        $2,356,418
                                              ==========      ========       =========      ==========         ==========

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                   CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                GUARANTOR    NON-GUARANTOR   CONSOLIDATING      CONSOLIDATED
                                                   PARENT     SUBSIDIARIES    SUBSIDIARIES    ADJUSTMENTS    L-3 COMMUNICATIONS
                                               ------------- -------------- --------------- --------------- -------------------
CONDENSED CONSOLIDATING BALANCE
-------------------------------
SHEETS:
-------
AS OF DECEMBER 31, 1999
-----------------------
Current assets:
 Cash and cash equivalents ...................  $   34,037      $  5,164       $   3,587      $       --         $   42,788
 Contracts in process ........................     264,658       162,088          57,427              --            484,173
 Other current assets ........................      24,616        10,455           5,675              --             40,746
                                                ----------      --------       ---------      ----------         ----------
   Total current assets ......................     323,311       177,707          66,689              --            567,707
                                                ----------      --------       ---------      ----------         ----------
Property, plant and equipment, net ...........     104,087        25,005          11,879              --            140,971
Intangibles, net .............................     399,746       377,177          44,629              --            821,552
Other assets .................................      67,820        10,337          25,384              --            103,541
Investment in and amounts due
 to and from consolidated subsidiaries             644,560        23,591         (25,423)       (642,728)                --
                                                ----------      --------       ---------      ----------         ----------
   Total assets ..............................  $1,539,524      $613,817       $ 123,158      $ (642,728)        $1,633,771
                                                ==========      ========       =========      ==========         ==========
Current liabilities:
 Accounts payable and accrued
   expenses ..................................  $  135,709      $ 57,924       $  19,007      $       --         $  212,640
 Customer advances ...........................      53,345           543           2,850              --             56,738
 Other current liabilities ...................      24,798        17,230           6,900              --             48,928
                                                ----------      --------       ---------      ----------         ----------
   Total current liabilities .................     213,852        75,697          28,757              --            318,306
                                                ----------      --------       ---------      ----------         ----------
Other liabilities ............................      79,234        47,961              95              --            127,290
Long-term debt ...............................     605,000            --              --              --            605,000
Shareholders' equity .........................     641,438       490,159          94,306        (642,728)           583,175
                                                ----------      --------       ---------      ----------         ----------
   Total liabilities and shareholders'
    equity ...................................  $1,539,524      $613,817       $ 123,158      $ (642,728)        $1,633,771
                                                ==========      ========       =========      ==========         ==========
CONDENSED CONSOLIDATING STATEMENTS OF
-------------------------------------
OPERATIONS:
-----------
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2000
------------------
Sales ........................................  $  911,281      $318,347       $ 122,815      $       --         $1,352,443
                                                ----------      --------       ---------      ----------         ----------
Operating income (loss).......................     148,123         3,034          (4,020)             --            147,137
Interest and other income ....................       4,563           227          (1,329)             --              3,461
Interest expense .............................      66,804           140             178              --             67,122
Provision (benefit) for income taxes .........      32,634         1,304          (1,966)             --             31,972
Equity in net income (loss) of
 consolidated subsidiaries ...................      (1,744)           --              --           1,744                 --
                                                ----------      --------       ---------      ----------         ----------
Net income (loss) ............................  $   51,504      $  1,817       $  (3,561)     $    1,744         $   51,504
                                                ==========      ========       =========      ==========         ==========
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1999
------------------
Sales ........................................  $  581,522      $303,478       $  87,350      $       --         $  972,350
                                                ----------      --------       ---------      ----------         ----------
Operating income (loss) ......................      69,732        35,921          (5,497)             --            100,156
Interest and other income ....................       2,986           210             269              --              3,465
Interest expense .............................      45,369           207             104              --             45,680
Provision (benefit) for income taxes .........      10,287        13,831          (1,811)             --             22,307
Equity in net income (loss) of
 consolidated subsidiaries ...................      18,572            --              --         (18,572)                --
                                                ----------      --------       ---------      ----------         ----------
Net income (loss) ............................  $   35,634      $ 22,093       $  (3,521)     $  (18,572)        $   35,634
                                                ==========      ========       =========      ==========         ==========

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                   CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           GUARANTOR
                                                              PARENT     SUBSIDIARIES
                                                          ------------- --------------
CONDENSED CONSOLIDATING STATEMENTS OF
-------------------------------------
CASH FLOWS:
-----------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000:
---------------------------------------------
OPERATING ACTIVITIES:
Net income (loss)........................................  $    51,504   $     1,817
Depreciation, amortization, deferred taxes and
 noncash items ..........................................       67,859        13,310
Equity in net (income) loss of consolidated
 subsidiaries ...........................................        1,744            --
Changes in operating assets and liabilities .............      (74,723)        3,305
                                                           -----------   -----------
Net cash from (used in) operating activities ............       46,384        18,432
                                                           -----------   -----------
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired .........     (496,346)      (26,416)
Investment in consolidated subsidiaries .................      (36,527)           --
Capital expenditures, net of dispositions ...............      (13,009)       (3,973)
Other investing activities, net .........................        5,865            --
                                                           -----------   -----------
Net cash (used in) from investing activities ............     (540,017)      (30,389)
                                                           -----------   -----------
FINANCING ACTIVITIES:
Borrowings (repayments) under senior credit
 facilities, net ........................................      468,500            --
Intercompany financing activities, net ..................       14,462        11,341
Other financing activities, net .........................        1,398            --
                                                           -----------   -----------
Net cash from (used in) financing activities ............      484,360        11,341
                                                           -----------   -----------
Net (decrease) in cash ..................................       (9,273)         (616)
Cash and cash equivalents, beginning of period ..........       34,037         5,164
                                                           -----------   -----------
Cash and cash equivalents, end of period ................  $    24,764   $     4,548
                                                           ===========   ===========
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999:
---------------------------------------------
OPERATING ACTIVITIES:
Net income (loss) .......................................  $    35,634   $    22,093
Depreciation, amortization, deferred taxes and
 noncash items ..........................................       50,186        12,443
Equity in net (income) loss of consolidated
 subsidiaries ...........................................      (18,572)           --
Changes in operating assets and liabilities .............      (18,828)      (20,392)
                                                           -----------   -----------
Net cash from (used in) operating activities ............       48,420        14,144
                                                           -----------   -----------
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired .........           --      (156,119)
Investment in consolidated subsidiaries .................     (211,393)           --
Capital expenditures, net of dispositions ...............      (10,606)          291
Other investing activities, net .........................        4,777            --
                                                           -----------   -----------
Net cash from (used in) investing activities ............     (217,222)     (155,828)
                                                           -----------   -----------
FINANCING ACTIVITIES:
Borrowings (repayments) under senior credit
 facilities, net ........................................           --            --
Contribution from Holdings ..............................      201,582            --
Intercompany financing activities, net ..................        1,767       149,084
Other financing activities, net .........................         (875)           --
                                                           -----------   -----------
Net cash from (used in) financing activities ............      202,474       149,084
                                                           -----------   -----------
Net increase in cash ....................................       33,672         7,400
Cash and cash equivalents, beginning of period ..........       23,737           459
                                                           -----------   -----------
Cash and cash equivalents, end of period ................  $    57,409   $     7,859
                                                           ===========   ===========



                                                           NON-GUARANTOR   CONSOLIDATING      CONSOLIDATED
                                                            SUBSIDIARIES    ADJUSTMENTS    L-3 COMMUNICATIONS
                                                          --------------- --------------- -------------------
CONDENSED CONSOLIDATING STATEMENTS OF
-------------------------------------
CASH FLOWS:
-----------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000:
---------------------------------------------
OPERATING ACTIVITIES:
Net income (loss)........................................    $  (3,561)     $    1,744        $    51,504
Depreciation, amortization, deferred taxes and
 noncash items ..........................................        3,645              --             84,814
Equity in net (income) loss of consolidated
 subsidiaries ...........................................           --          (1,744)                --
Changes in operating assets and liabilities .............       (2,228)             --            (73,646)
                                                             ---------      ----------        -----------
Net cash from (used in) operating activities ............       (2,144)             --             62,672
                                                             ---------      ----------        -----------
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired .........      (10,111)             --           (532,873)
Investment in consolidated subsidiaries .................           --          36,527                 --
Capital expenditures, net of dispositions ...............       (1,149)             --            (18,131)
Other investing activities, net .........................           --                              5,865
                                                             ---------      ----------        -----------
Net cash (used in) from investing activities ............      (11,260)         36,527           (545,139)
                                                             ---------      ----------        -----------
FINANCING ACTIVITIES:
Borrowings (repayments) under senior credit
 facilities, net ........................................           --              --            468,500
Intercompany financing activities, net ..................       10,724         (36,527)                --
Other financing activities, net .........................           --              --              1,398
                                                             ---------      ----------        -----------
Net cash from (used in) financing activities ............       10,724         (36,527)           469,898
                                                             ---------      ----------        -----------
Net (decrease) in cash ..................................       (2,680)             --            (12,569)
Cash and cash equivalents, beginning of period ..........        3,587              --             42,788
                                                             ---------      ----------        -----------
Cash and cash equivalents, end of period ................    $     907      $       --        $    30,219
                                                             =========      ==========        ===========
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999:
---------------------------------------------
OPERATING ACTIVITIES:
Net income (loss) .......................................    $  (3,521)     $  (18,572)       $    35,634
Depreciation, amortization, deferred taxes and
 noncash items ..........................................        3,071              --             65,700
Equity in net (income) loss of consolidated
 subsidiaries ...........................................           --          18,572                 --
Changes in operating assets and liabilities .............       (1,922)             --            (41,142)
                                                             ---------      ----------        -----------
Net cash from (used in) operating activities ............       (2,372)             --             60,192
                                                             ---------      ----------        -----------
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired .........      (55,274)             --           (211,393)
Investment in consolidated subsidiaries .................           --         211,393                 --
Capital expenditures, net of dispositions ...............          695              --             (9,620)
Other investing activities, net .........................           --              --              4,777
                                                             ---------      ----------        -----------
Net cash from (used in) investing activities ............      (54,579)        211,393           (216,236)
                                                             ---------      ----------        -----------
FINANCING ACTIVITIES:
Borrowings (repayments) under senior credit
 facilities, net ........................................           --              --                 --
Contribution from Holdings ..............................           --              --            201,582
Intercompany financing activities, net ..................       60,542        (211,393)                --
Other financing activities, net .........................           --              --               (875)
                                                             ---------      ----------        -----------
Net cash from (used in) financing activities ............       60,542        (211,393)           200,707
                                                             ---------      ----------        -----------
Net increase in cash ....................................        3,591              --             44,663
Cash and cash equivalents, beginning of period ..........        1,934              --             26,130
                                                             ---------      ----------        -----------
Cash and cash equivalents, end of period ................    $   5,525      $       --        $    70,793
                                                             =========      ==========        ===========

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

     L-3 Communications Holdings, Inc. and its subsidiaries ("Holdings, "L-3" or "the Company") is a leading merchant supplier of sophisticated secure communication systems and specialized communication products. These systems and products are critical elements of virtually all major communication, command and control, intelligence gathering and space systems. Holdings has no other assets or liabilities and conducts no other operations other than through its wholly owned subsidiary, L-3 Communications Corporation ("L-3 Communications"). The Company's customers include the U.S. Department of Defense ("DoD"), certain U.S. government intelligence agencies, major aerospace and defense contractors, foreign governments and commercial customers. The Company has two reportable segments, Secure Communication Systems and Specialized Communication Products.

     The Secure Communication Systems segment provides secure, high data rate communications systems for military and other U.S. government reconnaissance and surveillance applications. The Secure Communication Systems segment also includes our Training and Simulation business, which produces advanced simulation and training products, and also provides a full range of teaching, training and logistic services and training device support to domestic and international customers. The Specialized Communication Products segment includes three product categories: microwave components, avionics and ocean products, and telemetry, instrumentation and space products.

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

ACQUISITIONS

     On January 8, 1999, the Company acquired all of the outstanding common stock of Microdyne Corporation ("Microdyne"). On April 16, 1999, the Company acquired all of the outstanding common stock of Aydin Corporation ("Aydin"). On June 30, 1999, the Company acquired all of the outstanding common stock of Interstate Electronics Corporation ("IEC") of Scott Technologies Inc. Collectively, the acquisitions of Microdyne, Aydin and IEC comprise the "1999 Acquisitions". On December 31, 1999, the Company completed its acquisition of the assets of the Space and Navigation business ("SNS") from Honeywell International, Inc ("Honeywell"), for $55.0 million in cash plus expenses, subject to adjustment based on closing date net assets.

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

     On April 28, 2000, the Company acquired the Traffic Alert and Collision Avoidance System ("TCAS") product line from Honeywell for a purchase price of $237.0 million in cash, reflecting a price reduction of $17.0 million based on the preliminary closing date net assets, which is subject to a final adjustment. The TCAS acquisition was financed with borrowings under a new revolving 364 day senior credit facility. In addition, in February 2000, the Company entered into a Memorandum of Agreement ("MOA") with Thomson-CSF Sextant S.A. ("Sextant"), a subsidiary of Thomson-CSF, under which L-3 agreed to create a limited liability corporation for TCAS (the "TCAS LLC"), contribute 100% of the TCAS assets acquired from Honeywell to the TCAS LLC, and sell a 30% interest in the TCAS LLC to Sextant for a cash purchase price equal to 30% of the final purchase price paid by the Company for TCAS (which is expected to be approximately $71.1 million based on the preliminary closing date net assets) (collectively, the "TCAS Minority Interest Transaction"). L-3 will consolidate the TCAS LLC. The Company anticipates that it will complete the definitive agreements regarding the TCAS Minority Interest Transaction with Sextant in the fourth quarter of 2000. The TCAS Minority Interest Transaction is subject to regulatory approval by United States agencies and the European Union Commission and the execution of definitive agreements.

     On June 30, 2000, the Company acquired all the outstanding stock of MPRI for $34.5 million in cash, subject to adjustment based on closing date net assets, plus additional consideration contingent upon the post-acquisition financial performance of MPRI for the year ending June 30, 2001. The acquisition was financed using borrowings under the Company's Senior Credit Facilities.

     On July 11, 2000, the Company acquired 53.5% of the outstanding common stock of LogiMetrics, Inc. ("LogiMetrics") for $15.0 million. The acquisition was financed using borrowings under the Company's Senior Credit Facilities. The Company also agreed to invest an additional $5.0 million in LogiMetrics during 2001 for an additional equity interest, and will contribute to LogiMetrics certain technologies, upon satisfaction of certain future conditions.

     All of the acquisitions have been accounted for as purchase business combinations and are included in the Company's results of operations from their respective effective dates.

     The Securities and Exchange Commission ("SEC") requires that the Company file separate audited financial statements of the most recent fiscal years for TDTS and TCAS prior to their acquisition by L-3 with unaudited pro forma financial information. However audited financial statements for the TDTS and TCAS businesses are not readily available, because prior to the acquisitions, TDTS and TCAS were not stand-alone entities and their financial statements were not audited. These financial statements are currently being audited, and upon their completion, the Company will file the required TDTS and TCAS financial statements and pro forma financial information with the SEC. However, based on the unaudited preliminary data, sales and operating loss for the year ended December 31, 1999 for the TDTS business, including a loss provision for estimated costs in excess of estimated billings to complete certain contracts in process, were $270.6 million and $(36.9) million, respectively, and sales and operating income for the year ended December 31, 1999 for the TCAS product line were $108.0 million and $46.1 million, respectively. Actual results, based upon completion of the aforementioned audits, could differ materially from these statements of operations data. Additionally, depending on the December 31, 1999 audit results for TDTS, the final purchase allocation for TDTS relating to loss reserves for estimated costs in excess of estimated billings to complete certain acquired contracts in process could be materially different than those recorded in the Company's preliminary purchase allocation for the TDTS acquisition which is reflectd on the Company's consolidated balance sheet as of September 30, 2000.

RESULTS OF OPERATIONS

     The following information should be read in conjunction with the Condensed Consolidated Financial Statements as of September 30, 2000, which reflect the results of operations of the Company's acquisitions from their respective effective dates. The results of operations for all periods presented are significantly affected by the timing of the Company's acquisitions. The tables below provide selected statement of operations data for the Company for the three-month period ended September 30, 2000 (the "2000 Third Quarter") and the three-month period ended September 30, 1999 (the "1999 Third Quarter") and for the nine-month period ended September 30, 2000 ("the 2000 Nine Month Period") and nine-month period ended September 30, 1999 ("the 1999 Nine Month Period"). Prior year reported segment information has been restated to conform to the 2000 presentation of the Company's reportable segments.

  THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999

                                                                       THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                     -----------------------
                                                                         2000        1999
                                                                     ----------- -----------
                                                                          (in millions)
Sales(1):
 Secure Communication Systems ......................................  $  230.7    $  141.4
 Specialized Communication Products ................................     283.7       241.0
                                                                      --------    --------
   Total ...........................................................  $  514.4    $  382.4
                                                                      ========    ========
Operating income:
 Secure Communication Systems ......................................  $   25.1    $   11.7
 Specialized Communication Products ................................      37.7        31.1
                                                                      --------    --------
   Total ...........................................................  $   62.8    $   42.8
                                                                      ========    ========
Depreciation and amortization expenses included in operating income:
 Secure Communication Systems ......................................  $    6.8    $    4.5
 Specialized Communication Products ................................      12.2         9.5
                                                                      --------    --------
   Total ...........................................................  $   19.0    $   14.0
                                                                      ========    ========
EBITDA(2)
 Secure Communication Systems ......................................  $   31.9    $   16.2
 Specialized Communication Products ................................      49.9        40.6
                                                                      --------    --------
   Total ...........................................................  $   81.8    $   56.8
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

     Sales increased $132.0 million to $514.4 million in 2000 Third Quarter compared with $382.4 million in the 1999 Third Quarter, reflecting sales growth of $89.3 million for the Secure Communication Systems segment and $42.7 million for the Specialized Communication Products segment. Operating income increased $20.0 million to $62.8 million, and operating income as a percentage of sales ("operating margin") increased to 12.2% from 11.2% for the reasons described below under the reportable segments discussion. Depreciation and amortization expenses in the 2000 Third Quarter increased $5.0 million to $19.0 million, reflecting increased goodwill amortization associated with acquisitions and additional depreciation related to acquisitions and capital expenditures. EBITDA increased $25.0 million to $81.8 million. EBITDA as a percentage of sales ("EBITDA margin") increased to 15.9% from 14.9%. Basic earnings per common share ("EPS") and diluted EPS grew 35.8% to $0.72 and 35.3% to $0.69, respectively. Basic weighted-average common shares outstanding and diluted weighted-average common shares outstanding increased 2.7% and 2.8%, respectively.

     Interest expense, net of interest income increased $9.3 million to $23.9 million in the 2000 Third Quarter because of the higher average outstanding debt, net of cash during the 2000 Third Quarter compared with the 1999 Third Quarter attributable to borrowings made under the Senior Credit Facilities to finance acquisitions completed during the 2000 Nine Month Period. The income tax provision for the 2000 Third Quarter reflects an estimated effective income tax rate of 38.0%, compared with 38.5% for the 1999 Third Quarter.

     Included in interest and other income for the 2000 Third Quarter is a pre-tax gain of $0.6 million ($0.4 million after-tax or $0.01 per diluted share) on the sale in a 60% interest in the Company's Turkish subsidiary. Excluding this gain, diluted EPS was $0.68 per share, an increase of 33.3% over 1999 Third Quarter diluted EPS.

     Sales of Secure Communication Systems segment increased $89.3 million or 63.2% to $230.7 million in 2000 Third Quarter compared with the 1999 Third Quarter. Operating income increased $13.4 million to $25.1 million. Operating margin increased to 10.9% from 8.3%. The increase in sales was primarily attributable to the Link Simulation and Training and MPRI acquired businesses and increased volume on, high data rate communications systems, communication software support services and airport security equipment. The increase in operating margin was principally attributable to improved margins on military communication systems and high data rate communication systems arising from cost reductions and improved operating efficiencies, partially offset by the expected lower margins on the Link Training and Simulation acquired business. EBITDA increased $15.7 million to $31.9 million in 2000 Third Quarter and EBITDA margin improved to 13.8% from 11.5%. The increases in EBITDA and EBITDA margin were primarily attributable to the items affecting the trends in operating income.

     Sales of the Specialized Communication Products segment increased $42.7 million or 17.7% to $283.7 million in 2000 Third Quarter compared with the 1999 Third Quarter. Operating income increased $6.6 million to $37.7 million and operating margin increased to 13.3% from 12.9%. The increase in sales was principally attributable to the TCAS, SNS and TrexCom acquired businesses and volume increases on airborne dipping sonar systems, aviation recorders, microwave products, antenna and display products, that were partially offset by decreased shipments of naval power systems and telemetry products. The increase in operating margin was principally attributable to improved margins on ocean products, aviation recorders and antenna and display products arising from sales volume increases and cost reductions and higher margins on the TCAS acquired business. These margin improvements were partially offset by lower margins on naval power systems and telemetry products attributable to reduced shipments and the expected lower margins on the SNS and TrexCom acquired businesses. EBITDA increased $9.3 million to $49.9 million and EBITDA margin increased to 17.6% from 16.8%. The changes in EBITDA and EBITDA margin were primarily attributable to the items affecting the trends in operating income.

  NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                     ------------------------
                                                                         2000         1999
                                                                     ------------ -----------
                                                                          (in millions)
Sales(1):
 Secure Communication Systems ......................................  $   593.1    $  384.4
 Specialized Communication Products ................................      759.3       588.0
                                                                      ---------    --------
  Total ............................................................  $ 1,352.4    $  972.4
                                                                      =========    ========
Operating income:
 Secure Communication Systems ......................................  $    63.8    $   33.5
 Specialized Communication Products ................................       83.3        66.6
                                                                      ---------    --------
  Total ............................................................  $   147.1    $  100.1
                                                                      =========    ========
Depreciation and amortization expenses included in operating income:
 Secure Communication Systems ......................................  $    18.6    $   13.7
 Specialized Communication Products ................................       34.5        26.7
                                                                      ---------    --------
  Total ............................................................  $    53.1    $   40.4
                                                                      =========    ========
EBITDA
 Secure Communication Systems ......................................  $    82.4    $   47.2
 Specialized Communications Products ...............................      117.8        93.3
                                                                      ---------    --------
  Total ............................................................  $   200.2    $  140.5
                                                                      =========    ========

----------
(1) Sales are after intersegment eliminations. See Note 8 to the Unaudited Condensed Consolidated Financial Statements.

     Sales increased $380.0 million or 39.1% to $1,352.4 million in the 2000 Nine Month Period compared with $972.4 million in the 1999 Nine Month Period comprised of growth in sales of $208.7 million for the Secure Communication Systems segment and of $171.3 million for the Specialized Communication Products segment. Operating income increased $47.0 million to $147.1 million, and operating income as a percentage of sales ("operating margin") improved to 10.9% from 10.3% for the reasons described below under the reportable segments discussion. Depreciation and amortization expenses increased $12.7 million to $53.1 million, reflecting increased goodwill amortization associated with acquisitions and additional depreciation related to capital expenditures. EBITDA increased $59.7 million to $200.2 million. EBITDA as a percentage of sales ("EBITDA margin") increased to 14.8% from 14.4%. Basic earnings per common share ("EPS") and diluted EPS grew 38.4% to $1.55 and 39.6% to $1.48, respectively. Basic weighted-average common shares outstanding increased 4.4% and diluted weighted-average common shares outstanding increased 4.1%.

     Interest expense, net of interest income, increased $21.5 million to $63.7 million in 2000 Nine Month Period principally because of higher average outstanding debt, net of cash during 2000 Nine Month Period compared with the 1999 Nine Month Period. The income tax provision for the 2000 Nine Month Period reflects the Company's estimated effective income tax rate for 2000 of 38.3%, compared with an effective tax rate of 38.5% for 1999 Nine Month Period.

     Included in interest and other income for the 2000 Nine Month Period are net pre-tax gains of $14.9 million (after-tax gain of $9.2 million), consisting of gains on the sale of the Company's interests in the Network Security and Cardiovascular Computer Systems businesses and the divestiture of 60% of the Company's Turkish subsidiary, which were largely offset by a pre-tax loss of $12.4 million (after-tax loss of $7.6 million) on the write-down in the carrying value of certain other investments recorded during the first half of 2000, which contributed $0.04 to diluted EPS. Excluding these net gains, diluted EPS was $1.44 per share, an increase of 35.9% over the 1999 Nine Month Period diluted EPS. The 1999 Nine Month Period other income included a $0.5 million pre-tax gain recognized on the sale of a business in June 1999.

     Sales of Secure Communication Systems segment increased $208.7 million or 54.3% to $593.1 million in 2000 Nine Month Period compared with the 1999 Nine Month Period. Operating income increased $30.3 million to $63.8 million. Operating margin increased to 10.8% from 8.7%. The increase in sales was primarily attributable to the Link Training and Simulation and MPRI acquired businesses and increased sales on secure telephone equipment ("STE"), communication software support services and airport security equipment. The increase in operating margin was attributable to improved margins on military communication systems, STE and high data rate communication systems, partially offset by the expected lower margins on the Link Training and Simulation acquired business. EBITDA increased $35.2 million to $82.4 million and EBITDA margin improved to 13.9% from 12.3%. The increases in EBITDA and EBITDA margin were primarily attributable to the items affecting the trends in operating income.

     Sales of the Specialized Communication Products segment increased $171.3 million or 29.1% to $759.3 million in 2000 Nine Month Period compared with the 1999 Nine Month Period. Operating income increased $16.7 million to $83.3 million and operating margin declined to 11.0% from 11.3%. The increase in sales is attributable to acquisitions and volume increases on airborne dipping sonar systems, and display products that were partially offset by decreased shipments of naval power systems, telemetry products. The decline in operating margin is attributable to lower margins on naval power systems, telemetry products and microwave components principally attributable to sales volumes and mix and the expected lower margins on the SNS and TrexCom acquired businesses, partially offset by higher margins on avionics and ocean products arising from sales volume increases and cost reductions and the TCAS acquired business. EBITDA increased $24.5 million to $117.8 million and EBITDA margin declined to 15.5% from 15.9%. The changes in EBITDA and EBITDA margin were primarily attributable to the items affecting the trends in operating income.

LIQUIDITY AND CAPITAL RESOURCES

BALANCE SHEET

     Contracts in process increased $179.4 million from December 31, 1999 to September 30, 2000, of which $121.7 million was related to businesses acquired during the 2000 Nine Month Period. The remaining increase in contracts in process was principally attributable to increases in inventory and unbilled receivables because of production on certain programs and products in advance of shipments expected to occur in the fourth quarter of 2000.

     The increases from December 31, 1999 to September 30, 2000 in current deferred tax assets, property, plant and equipment, intangibles, accrued employment costs, accrued expenses, other current liabilities and other liabilities were principally related to acquired businesses. The increase in accounts payable was principally related to balances of acquired businesses, partially offset by the timing of payments to vendors. The increase in accrued interest was attributable to higher outstanding debt balances and the timing of interest payments.

STATEMENT OF CASH FLOWS

     The following table provides cash flow statement data for the Company.

                                                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                  -------------------------
                                                      2000         1999
                                                  ------------ ------------
                                                        (in millions)
Net cash from operating activities ..............   $   62.7     $   60.2
Net cash (used in) investing activities .........   $ (545.1)    $ (216.2)
Net cash from financing activities ..............   $  469.9     $  200.7

OPERATING ACTIVITIES

     During the 2000 Nine Month Period, L-3 generated $62.7 million of cash in its operating activities, an increase of $2.5 million from the $60.2 million generated in the 1999 Nine Month Period, principally as a result of improvements of $35.0 million in earnings adjusted for non-cash items and deferred taxes, largely offset by an increase in working capital and other operating assets and liabilities excluding the effects of acquisitions of $32.5 million in the 2000 Nine Month Period compared with the 1999 Nine Month Period. The increase in working capital was principally related to increases in contracts in process in advance of shipments expected to occur in the fourth quarter of 2000, and delays in collecting certain receivables that were expected to occur in September 2000, but slipped into the fourth quarter of 2000. The Company expects its rate of increase in working capital to decline during the fourth quarter of 2000, and as a result cash flow is expected to improve. Additionally, cash flows from operating activities during the 2000 Nine Month Period were adversely affected by uses of cash relating to certain contracts in process that were assumed in the TDTS acquisition for which the estimated costs exceed the estimated billings to complete such contracts. The Company expects to experience negative impacts on its cash flows related to the completion of such TDTS acquired contracts in process during the fourth quarter of 2000 and continuing throughout 2001, but to a lesser extent than in the 2000 Nine Month Period.

INVESTING ACTIVITIES

     The Company continued to pursue its acquisition strategy during the 2000 Nine Month Period and invested $532.9 million to acquire businesses, compared with $211.4 million in the 1999 Nine Month Period (See discussion under "Acquisitions" above).

     The Company makes capital expenditures for improvement of manufacturing facilities and equipment. The Company expects that its capital expenditures for the year ending December 31, 2000 will be about $35.0 million.

     In March 2000, the Company sold its interest in the Network Security business for net cash proceeds of $13.4 million. In May 2000, the Company sold its interest in the Cardiovascular Computer Systems business for net cash proceeds of $5.6 million.

FINANCING ACTIVITIES

     On February 4, 1999, Holdings sold 5.0 million shares of common stock in a public offering for $42.00 per share (the "February 1999 Common Stock Offering"); the net proceeds of $201.5 million were contributed to the Company and partially used to repay borrowings made in January 1999 under the Senior Credit Facilities to finance the Microdyne acquisition.

     At September 30, 2000, available borrowings under the revolving credit facilities were $115.9 million after reductions for outstanding borrowings, made during the 2000 Nine Month Period of $468.5 million used principally to finance acquisitions, and outstanding letters of credit of $115.6 million.

     On April 28, 2000 the Company entered into a new 364 day revolving senior credit facility for $300.0 million (the "New 364 Day Revolving Credit Facility") that expires on April 27, 2001, and on April 28, 2000 borrowed $237.0 million thereunder to finance the TCAS acquisition. Additionally, on April 28, 2000 the Company amended the Senior Credit Facilities to change the spreads on borrowings and commitment fees thereunder. The spreads on the New 364 Day Revolving Credit Facility are the same as those under the Senior Credit Facilities, and the lenders under the New 364 Day Revolving Credit Facility rank pari passu with the lenders under the Senior Credit Facilities. See Note 4 to the Condensed Consolidated Financial Statements. The borrowings outstanding of $237.0 million at September 30, 2000 under the New 364 Day Revolving Credit Facility are classified under current liabilities on the balance sheet because the facility expires in April 2001. The Company intends to either refinance the New 364 Day Revolving Credit Facility or to restructure it together with the Company's other existing revolving credit facilities by the end of the first quarter of 2001.

     In August 2000, the Revolving 364 Day Credit Facility for $200.0 million was renewed for an additional 364 days and will expire on August 9, 2001, at which time the Company may convert a portion of the borrowings outstanding thereunder into term loans which fully amortize over an eighteen month period beginning September 30, 2001.

     The Senior Credit Facilities and the Senior Subordinated Notes contain financial covenants which remain in effect so long as any amount is owed or any commitment to lend exists thereunder by

L-3 Communications. As of September 30, 2000, L-3 Communications had been in compliance with these covenants at all times. The borrowings under the Senior Credit Facilities are guaranteed by Holdings and by substantially all of the Company's subsidiaries. The payments of principal and premium, if any, and interest on the Senior Subordinated Notes are unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by substantially all of the subsidiaries of L-3 Communications, all of which guarantor subsidiaries are wholly owned.

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

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Part II, Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition--Liquidity and Capital Resources--Market Risks", of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 for a discussion of the Company's exposure to market risks. There was no significant change in those risks during the nine months ended September 30, 2000.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

       *11 L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Share

        27  Financial Data Schedule

   *The information required on this exhibit is presented in Note 6 to the Condensed Consolidated Financial Statements as of September 30, 2000 in accordance with the provisions of FASB SFAS No. 128, Earnings Per Share.

   (b) Reports on Form 8-K

       None

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


Date: November 7, 2000


                                    /s/ Robert V. LaPenta
                                  ----------------------------------------
                                    Name: Robert V. LaPenta
                                    Title: President and Chief Financial Officer
                                           (Principal Financial Officer)