Form 10-K
period 2000-12-31
L 3 COMMUNICATIONS HOLDINGS INC; L 3 COMMUNICATIONS CORP
filed 2001-03-15
CIK 1056239, 1039101

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2000
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from      to

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

                                 (212) 697-1111
                               (Telephone number)
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                               TITLE OF EACH CLASS
    L-3 Communications Holdings, Inc. common stock, par value $0.01 per share
                   NAME OF EACH EXCHANGE ON WHICH REGISTERED:
                             New York Stock Exchange
           Securities registered pursuant to section 12(g) of the Act:
                                      None.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   [ ] Yes [X] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [ ]

     There were 33,953,182 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on March 12, 2001. The aggregate market value of the L-3 Communications Holdings, Inc. voting stock held by non-affiliates of the registrant as of March 12, 2001 was approximately $2,948.8 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement to be filed with Securities and Exchange Commission ("SEC") pursuant to Regulation 14A relating to the registrant's Annual Meeting of Shareholders, to be held on April 26, 2001, will be incorporated by reference in Part III of this Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the registrant's fiscal year ended December 31, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        L-3 COMMUNICATIONS HOLDINGS, INC.
                         L-3 COMMUNICATIONS CORPORATION

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000




                                                                                      PAGE
                                                                                     -----
PART I
 Item 1:  Business .................................................................   1
 Item 2:  Properties ...............................................................  20
 Item 3:  Legal Proceedings ........................................................  20
 Item 4:  Submission of Matters to a Vote of Security Holders ......................  20
PART II
 Item 5:  Market for Registrant's Common Equity and Related Stockholder
           Matters .................................................................  21
 Item 6:  Selected Financial Data ..................................................  22
 Item 7:  Management's Discussion and Analysis of Results of Operations and
           Financial Condition .....................................................  23
 Item 7A: Quantitative and Qualitative Disclosures about Market Risk ...............  33
 Item 8:  Financial Statements and Supplementary Data ..............................  33
 Item 9:  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure ....................................................  33
PART III
 Item 10: Directors and Executive Officers of the Registrant .......................  34
 Item 11: Executive Compensation ...................................................  34
 Item 12: Security Ownership of Certain Beneficial Owners and Management ...........  34
 Item 13: Certain Relationships and Related Transactions ...........................  34
PART IV
 Item 14: Exhibits, Financial Statement Schedules and reports on Form 8-K ..........  35
Signatures .......................................................................    38

                                     PART I

     For convenience purposes in this Annual Report on Form 10-K, "L-3 Holdings" refers to L-3 Communications Holdings, Inc., and "L-3 Communications" refers to L-3 Communications Corporation, a wholly-owned operating subsidiary of L-3 Holdings. "L-3", "we", "us" and "our" refer to L-3 Holdings and its subsidiaries, including L-3 Communications. The predecessor company refers to the ten initial business units we purchased from Lockheed Martin Corporation in April 1997.


ITEM 1. BUSINESS

     L-3 Holdings, a Delaware corporation organized in 1997, derives all of its operating income and cash flow from its wholly-owned subsidiary L-3 Communications. L-3 Communications, a Delaware corporation, was organized in 1997 to acquire the predecessor company. The only indebtedness of L-3 Holdings is its 5.25% Convertible Senior Subordinated Notes due 2009 which are jointly and severally guaranteed by substantially all of its direct and indirect domestic subsidiaries including L-3 Communications. L-3 Holdings also has guaranteed the indebtedness under the bank credit facilities of L-3 Communications. L-3 Holdings relies on dividends and other payments from its subsidiaries or must raise funds in public or private equity or debt offerings to generate the funds necessary to pay principal and interest on its indebtedness.


OVERVIEW

     We are a leading merchant supplier of sophisticated secure communication systems and specialized communication products. We produce secure, high data rate communication systems, training and simulation systems, avionics and ocean products, telemetry, instrumentation and space products and microwave components. These systems and products are critical elements of virtually all major communication, command and control, intelligence gathering and space systems. Our systems and specialized products are used to connect a variety of airborne, space, ground-and sea-based communication systems and are used in the transmission, processing, recording, monitoring and dissemination functions of these communication systems. Our customers include the U.S. Department of Defense ("DoD"), certain U.S. Government intelligence agencies, major aerospace and defense contractors, foreign governments, commercial customers and certain other U.S. agencies. For the year ended December 31, 2000, direct and indirect sales to the DoD provided 62.7% of our sales, and sales to commercial customers, foreign governments and U.S. Government agencies other than the DoD provided 37.3% of our sales. Our business areas employ proprietary technologies and capabilities and have leading positions in their respective primary markets. For the year ended December 31, 2000 we had sales of $1.9 billion and operating income of $222.7 million. We have two reportable segments: Secure Communication Systems and Specialized Communication Products. Information on our reportable segments is included in Note 16 of our consolidated financial statements included elsewhere herein.

 SECURE COMMUNICATION SYSTEMS

     We are an established leader in secure, high data rate communications for military and other U.S. Government reconnaissance and surveillance applications and we believe that we have developed virtually every high bandwidth data link that is currently used by the DoD for surveillance and reconnaissance. Our major secure communication programs and systems include:

     o secure data links for airborne, satellite, ground and sea-based remote platforms for real time information collection and dissemination to users;

     o strategic and tactical signal intelligence systems that detect, collect, identify, analyze and disseminate information;

     o   secure telephone and network equipment and encryption management;

     o   communication software support services; and

     o communication systems for surface and undersea vessels and manned space flights.

     Our Secure Communication Systems segment includes our training and simulation business. We design, develop and manufacture advanced simulation products with high-fidelity representations of cockpits and operator stations for aircraft and vehicle system simulation. We also provide a full range of teaching, training, logistic and training device support services to domestic and international military customers, and ballistic targets for the DoD.

     Our Secure Communication Systems segment provided $847.1 million or 44.3% of our total sales for the year ended December 31, 2000.

 SPECIALIZED COMMUNICATION PRODUCTS

     We are a leading merchant supplier of products to military and commercial customers. We focus on niche markets in which we believe we can achieve a market leadership position. This reportable segment includes three product categories:

     o   Avionics and Ocean Products;

     o   Telemetry, Instrumentation and Space Products; and

     o   Microwave Components.

     Avionics and Ocean Products. This business area includes our aviation recorders, airborne collision avoidance products, displays, antennas, acoustic undersea warfare products and naval power distribution, conditioning, switching and protection equipment. We believe we are the leading manufacturer of commercial cockpit voice and flight data recorders (known as "black boxes") and a leading supplier of acoustic undersea warfare products and airborne dipping sonars to the U.S. Navy and over 20 foreign navies. These products represented 56.0% of our Specialized Communications Products segment sales for the year ended December 31, 2000.

     Telemetry, Instrumentation and Space Products. We develop and manufacture commercial off-the-shelf, real-time data collection and transmission products and components for missile, aircraft and space-based electronic systems. These products are used to gather flight data and other critical information and transmit it from air or space to the ground. We are also a leading global satellite communications systems provider offering systems and services used in the satellite transmission of voice, video and data through earth stations for uplink and downlink terminals. We provide commercial, off-the-shelf satellite control software, telemetry, tracking and control, mission processors and software engineering services to foreign governments and commercial satellite markets. We are a leading producer of navigation products, gyroscopes, controlled momentum devices and star sensors for commercial, military and other applications. These products represented 35.4% of our Specialized Communications Products segment sales for the year ended December 31, 2000.

     Microwave Components. We believe we are a premier worldwide supplier of commercial off-the-shelf, high-performance microwave components and frequency monitoring equipment. Our microwave components are sold under the industry-recognized Narda brand name using a standard catalog for the wireless, industrial and military communication markets. We also provide state-of-the-art, space-qualified communication components including channel amplifiers and frequency filters for the commercial communications satellite market. These products represented 8.6% of our Specialized Communications Products segment sales for the year ended December 31, 2000.

     Our Specialized Communication Products segment provided $1,063.0 million or 55.7% of our total sales for the year ended December 31, 2000.

 DEVELOPING COMMERCIAL OPPORTUNITIES

     An integral part of our growth strategy is to identify and exploit commercial applications for select products and technologies currently sold to defense customers. We have currently identified two vertical markets where we believe there are significant opportunities to expand our existing commercial sales: Transportation Products and Broadband Wireless Communications Products. We believe that these vertical markets, together with our existing commercial products, provide us with the opportunity for substantial commercial growth in future years.

     Within the transportation market, we have developed and are offering an explosive detection system for checked baggage at airports, cruise ship voyage recorders, power propulsion systems and power switches and displays for rail transportation and internet service providers. We are developing additional products, including an enhanced collision avoidance product that incorporates ground proximity warning.

     Within the communications product market, we are offering local wireless access equipment for voice, DSL and internet access, transceivers for LMDS (Local Multipoint Distribution Service) and a broad range of commercial components and digital test equipment for broadband communications providers.

     We have developed the majority of our commercial products employing technology funded by and used in our defense electronics businesses, thereby minimizing any required incremental development expenses. Sales generated from our developing commercial opportunities have not yet been material to us.


INDUSTRY OVERVIEW

     The U.S. defense industry has undergone significant changes precipitated by ongoing U.S. federal budget pressures and adjustments in political roles and missions to reflect changing strategic and tactical threats. From the mid-1980s to the late 1990s, the U.S. defense budget experienced a decline in real dollars. This trend was reversed by an increase in defense spending in 1999, followed by current dollar increases in fiscal 2000 and 2001, with an anticipated increase in fiscal 2002 to $310.0 billion. In addition, the DoD has increased its focus on enhancing military readiness, modernization, joint operations and digital command and control communications capabilities by incorporating advanced electronics to improve performance, reduce operating cost, and extend the life expectancy of its existing and future platforms. As a result, defense budget program allocations have shifted in favor of advanced information technologies related to command and control communications, computers, intelligence, surveillance and reconnaissance. In addition, the DoD's emphasis on system interoperability, force multipliers and providing battlefield commanders with real-time data is increasing the electronics content of nearly all of the major military procurement and research programs. As a result, the DoD's budget for communications and defense electronics is expected to grow.

     The U.S. defense industry has also undergone dramatic consolidation resulting in the emergence of four dominant prime system contractors: The Boeing Company, Lockheed Martin, Northrop Grumman Corporation and Raytheon Company. One outcome of this consolidation is that the DoD wants to ensure that vertical integration does not further diminish the fragmented, yet critical DoD vendor base. Additionally, it has become economically unfeasible for the prime contractors to design, develop or manufacture numerous essential products, components and systems for their own use. This situation creates opportunities for merchant suppliers such as L-3. As the prime contractors continue to evaluate their core competencies and competitive position, focusing their resources on larger programs and platforms, we expect the prime contractors to continue to exit non-strategic business areas and procure these needed elements on more favorable terms from independent, commercially-oriented merchant suppliers. Recent examples of this trend include divestitures of certain non-core defense-related businesses by Lockheed Martin and Raytheon Company.

     The focus on cost reduction by the prime contractors and DoD is also driving increased use of commercial off-the-shelf products for upgrades of existing systems and in new systems. We believe the prime contractors will continue to be under pressure to reduce their costs and will increasingly seek to focus their resources and capabilities on major systems, turning to commercially oriented best of breed merchant suppliers to produce subsystems, components and products. We believe successful merchant suppliers will continue to use their resources to complement and support, rather than compete with, the prime contractors. We anticipate that the relationships between the major prime contractors and their primary suppliers will continue to evolve in a fashion similar to those employed in the automotive and commercial aircraft industries. We expect that these relationships will be defined by critical partnerships encompassing increasingly greater outsourcing of non-core products and systems by the prime contractors to their key merchant suppliers and increasing supplier participation in the development of future programs. We believe early involvement in the upgrading of existing systems and the design and engineering of new systems incorporating these outsourced products will provide merchant suppliers, including us, with a competitive advantage in securing new business and provide the prime contractors with significant cost reduction opportunities through coordination of the design, development and manufacturing processes.


BUSINESS STRATEGY

     We intend to grow our sales, enhance our profitability and build on our position as a leading merchant supplier of communication systems and products to the major contractors in the aerospace and defense industry as well as the U.S. Government. We also intend to leverage our expertise and products into new commercial business areas where we can adapt our existing products and technologies. Our strategy to achieve our objectives includes:

     EXPAND MERCHANT SUPPLIER RELATIONSHIPS. We have developed strong relationships with the DoD, several other U.S. Government agencies and all of the major U.S. defense prime contractors, enabling us to identify new business opportunities and anticipate customer needs. As an independent merchant supplier, we anticipate that our growth will be driven by expanding our share of existing programs and by participating in new programs. We identify opportunities where we are able to use our strong relationships to increase our business presence and allow customers to reduce their costs. We also expect to benefit from increased outsourcing by prime contractors who in the past may have limited their purchases to captive suppliers and who are now expected to view our capabilities on a more favorable basis due to our status as an independent company, which positions us to be a merchant supplier to multiple bidders on prime contract bids.

     SUPPORT CUSTOMER REQUIREMENTS. A significant portion of our sales is derived from strategic, long-term programs and from programs for which we have been the incumbent supplier, and in many cases acted as the sole provider over many years. Our customer satisfaction and excellent performance record are evidenced by our performance-based award fees exceeding an average of 90% of the available award fees since our inception in April 1997. We believe that prime contractors will increasingly award long-term, outsourcing contracts to the best-of-breed merchant suppliers they believe to be most capable on the basis of quality, responsiveness, design, engineering and program management support as well as cost. We intend to continue to align our research and development, manufacturing and new business efforts to complement our customers' requirements and provide state-of-the-art products.

     ENHANCE OPERATING MARGINS. We have a history of improving the operating performance of the businesses we acquire through the reduction of corporate administrative expenses and facilities costs, increasing sales, improving contract bidding controls and practices and increasing competitive contract award win rates. We have a tradition of enhancing operating margins, primarily due to efficient management and elimination of significant corporate expense allocations. We intend to continue to enhance our operating performance by reducing overhead expenses, continuing consolidation and increasing productivity.

     LEVERAGE TECHNICAL AND MARKET LEADERSHIP POSITIONS. We have developed strong, proprietary technical capabilities that have enabled us to capture a number one or two market position in most of our key business areas, including secure, high data rate communications systems, solid state aviation recorders, telemetry, instrumentation and space products, advanced antenna products and high performance microwave components. We continue to invest in L-3 sponsored independent research and development, including bid and proposal costs, in addition to making substantial investments in our technical and manufacturing resources. Further, we have a highly skilled workforce, including approximately 5,600 engineers. We are applying our technical expertise and capabilities to several closely aligned commercial business markets and applications such as transportation and broadband wireless communications and will continue to explore other similar commercial opportunities.

     MAINTAIN DIVERSIFIED BUSINESS MIX. We have a diverse and broad business mix with limited reliance on any particular program, a balance of cost-plus and fixed price contracts, a significant follow-on business and an attractive customer profile. Our largest program represented 3.8% of our sales for the year ended

December 31, 2000 and is a long term, cost-plus contract for the U.S. Air Force aerial reconnaissance program. No other program represented more than 2.3% of sales for the year ended December 31, 2000. Furthermore, 28.6% of our sales for the same period were from cost-plus contracts, and 71.4% were from fixed price contracts, providing us with a mix of predictable profitability (cost-plus) and higher margin (fixed price) business. We also enjoy a mix of defense and non-defense business, with direct and indirect sales to the DoD accounting for 62.7%, and sales to commercial customers, foreign governments and U.S. Government agencies other than the DoD accounting for 37.3% of our sales for the year ended December 31, 2000. We intend to leverage this business profile to expand our merchant supplier business base.

     CAPITALIZE ON STRATEGIC ACQUISITION OPPORTUNITIES. Recent industry consolidation has significantly reduced the number of traditional middle-tier aerospace and defense companies. We intend to enhance our existing product base through internal research and development efforts and selective acquisitions that will add new products in areas that complement our present technologies. We intend to acquire potential targets with the following criteria:

     o   significant market position in their business area;

     o   product offerings which complement and/or extend our product offerings;
         and

     o   positive future growth and earnings prospects.

     During the year ended December 31, 2000, we acquired ten businesses for an aggregate purchase price of $590.2 million, subject to adjustment and, in three cases, additional purchase price contingent upon the post-acquisition financial performance of the acquired company. The following chart summarizes our primary acquisitions since January 1, 2000.


                          SELECTED RECENT ACQUISITIONS



                                                                   PRICE
     BUSINESS NAME         DATE ACQUIRED       ACQUIRED FROM      ($ MM)           BUSINESS DESCRIPTION
----------------------- ------------------- ------------------- ---------- -----------------------------------
 Coleman Research       December 29, 2000   Thermo Electron      $  60.0   Provides communications, signal
 Corporation                                Corporation                    processing, intelligence and
                                                                           space instrumentation
                                                                           equipment, as well as simulation,
                                                                           training, missile targeting,
                                                                           modeling and exercise support
                                                                           services.
 Logi Metrics, Inc.      July 11, 2000       LogiMetrics, Inc.      15.0   Designs, manufactures and
  (53 1/2% interest)                                                       markets solid state, broadband
                                                                           wireless communications
                                                                           infrastructure equipment,
                                                                           subsystems and modules used to
                                                                           provide point-to-multipoint
                                                                           terrestrial and satellite-based
                                                                           distribution services in frequency
                                                                           bands from 24 to 38 gigahertz.
 MPRI, Inc.             June 30, 2000       MPRI Stockholders       35.6   Provides teaching and training
                                                                           programs to the U.S. and
                                                                           international governments and
                                                                           to commercial customers.
 Traffic Alert and      April 28, 2000      Honeywell Inc.         239.1   Produces airborne collision
 Collision Avoidance                                                       avoidance products that reduce
 Systems                                                                   mid-air collisions and near-miss
                                                                           incidents among aircraft.
 Trex Communications    February 14, 2000   MCK                     49.3   Provides antennas and tracking
                                            Communications                 for telemetry, tracking and
                                            Statutory Trust                control systems, flight
                                                                           termination systems, fixed and
                                                                           portable command and control
                                                                           ground stations, and portable
                                                                           commercial satellite news
                                                                           gathering uplinks and satellite
                                                                           components.
 Training Devices and   February 10, 2000   Raytheon Company       160.0   Produces and supports training
 Training Services                                                         systems and equipment designed
                                                                           to enhance operational
                                                                           proficiency.

PRODUCTS AND SERVICES


     The systems, products and services, selected applications and selected platforms or end users of our Secure Communication Systems segment as of December 31, 2000 are summarized in the table below.


               SECURE COMMUNICATION SYSTEMS PRODUCTS AND SERVICES



        SYSTEMS/PRODUCTS/SERVICES                 SELECTED APPLICATIONS              SELECTED PLATFORMS/END USERS
---------------------------------------- -------------------------------------- --------------------------------------
 HIGH DATA RATE COMMUNICATIONS
  o     Wideband data links and ground    o  High performance, wideband          o  Manned and unmanned aircraft,
        terminals                            secure communication links for         naval ships, terminals and
                                             relaying of intelligence and           satellites
                                             reconnaissance information

 SATELLITE COMMUNICATION TERMINALS
  o     Ground-based satellite            o  Interoperable, transportable        o  Remote personnel provided with
        communication terminals and          ground terminals                       communication links to distant
        payloads                                                                    forces

 SPACE COMMUNICATION AND SATELLITE CONTROL
  o     Satellite communication and       o  On-board satellite external         o  International Space Station,
        tracking system                      communications, video systems,         Space Shuttle and various
                                             solid state recorders and ground       satellites
                                             support equipment

  o     Satellite command and control     o  Software integration, test and      o  U.S. Air Force Satellite Control
        sustainment and support              maintenance support satellite          Network and rocket launch
                                             control network and engineering        system
                                             support for satellite launch
                                             system

 MILITARY COMMUNICATIONS
  o     Shipboard communications          o  Internal and external               o  Naval vessels
        systems                              communications (radio room)

  o     Communication software            o  Value-added, critical software      o  DoD
        support services                     support for C3I (Command,
                                             Control, Communication and
                                             Intelligence)

 INFORMATION SECURITY SYSTEMS
  o     STE (Secure Terminal              o  Secure and non-secure voice,        o  U.S. Armed services, intelligence
        Equipment)                           data and video communication           and security agencies
                                             for office and battlefield utilizing
                                             ISDN and ATM commercial network
                                             technologies

 TRAINING AND SIMULATION
  o     Military Flight Simulators        o  Training for pilots, navigators,    o  Military fixed and rotary winged
                                             flight engineers, gunners and          aircraft and ground vehicles
                                             operators

  o     Battlefield and Weapon            o  Missile system modeling and         o  U.S. Army Missile Command
        Simulation                           simulation

                                          o  Design and manufacture ballistic    o  U.S. Army Missile Command
                                             missile ground launched and air
                                             launched for threat replication
                                             targets

  o     Training                          o  Training for soldiers on complex    o  DoD
                                             command and control systems

                                          o  Training and logistics services     o  DoD and foreign governments
                                             and training device support

  o     Human Patient Simulators          o  Medical training                    o  Medical schools, nursing schools,
                                                                                    and DoD

SECURE COMMUNICATION SYSTEMS

     We are an established leader in the development, construction and installation of communication systems for high performance intelligence collection, imagery processing and ground, air, sea and satellite communications for the DoD and other U.S. Government agencies. We provide secure, high data rate, real-time communication systems for surveillance, reconnaissance and other intelligence collection systems. We also design, develop, produce and integrate communication systems and support equipment for space, ground and naval applications, as well as provide communication software support services to military and related government intelligence markets. Product lines of the Secure Communication Systems business include high data rate communications links, satellite communications terminals, naval vessel communication systems, space communications and satellite control systems, signal intelligence information processing systems, information security systems, tactical battlefield sensor systems and commercial communication systems.


 High Data Rate Communications

     We are a technology leader in high data rate, covert, jam-resistant microwave communications used in military and other national agency reconnaissance and surveillance applications. Our product line covers a full range of tactical and strategic secure point-to-point and relay data transmission systems, products and support services that conform to military and intelligence specifications. Our systems and products are capable of providing battlefield commanders with real-time, secure surveillance and targeting information and were used extensively by U.S. armed forces in the Persian Gulf War and during operations in Bosnia.

     Our current family of strategic and tactical data links or CDL (Common Data Link) systems are considered DoD standards for data link hardware. Our primary focus is spread spectrum secure communication links technology, which involves transmitting a data signal with a high-rate noise signal making it difficult to detect by others, and then re-capturing the signal and removing the noise. Our data links are capable of providing information at over 300 megabytes per second and use point-to-point and point-to-multipoint architectures.

     We provide these secure high bandwidth products to the U.S. Air Force, the U.S. Navy, the U.S. Army and various U.S. Government agencies, many through long-term sole-source programs. The scope of these programs include air-to-ground, air-to-air, ground-to-air and satellite communications such as the U-2 Support Program, CHBDL (Common High Band-Width Data Link), LAMPS (Light Airborne Multi-Purpose System) GUARDRAIL, ASTOR and major UAV (unmanned aerial vehicle) programs, such as Predator and Globalhawk.


 Satellite Communication Terminals

     We provide ground-to-satellite, high availability, real-time global communications capability through a family of transportable field terminals used to communicate with commercial, military and international satellites. These terminals provide remote personnel with constant and effective communication capability and provide communications links to distant forces. Our TSS (TriBand SATCOM Subsystem) employs a 6.25 meter tactical dish with a single point feed that provides C, Ku and X band communication to support the U.S. Army. We also offer an 11.3 meter dish which is transportable on two C-130 aircraft. The SHF PTS (Portable Terminal System) is a lightweight (28 lbs.), portable terminal, which communicates through DSCS, NATO or SKYNET satellites and brings connectivity to small military tactical units and mobile command posts. We delivered 14 of these terminals for use by NATO forces in Bosnia.


 Space Communications and Satellite Control

     We are currently producing and delivering three communication subsystems for the ISS (International Space Station). These systems will control all ISS radio frequency communications and external video activities. We also provide solid-state recorders and memory units for data capture, storage, transfer and retrieval for space applications. Our standard NASA tape recorder has completed over five million hours of service without a mission failure. Our recorders are on National Oceanic & Atmospheric

Administration weather satellites, the Earth Observing Satellite, AM spacecraft and Landsat-7 Earth-monitoring spacecraft. We also provide space and satellite system simulation, satellite operations and computer system training, depot support, network engineering, resource scheduling, launch system engineering, support, software integration and test through cost-plus contracts with the U.S. Air Force.


 Military Communications

     We provide integrated, computer controlled switching systems for the interior and exterior voice and data needs of naval vessels. Our products include Integrated Voice Communication Systems for Aegis class cruisers and Arleigh Burke class destroyers and the Integrated Radio Room for Trident class submarines, the first computer-controlled communications center in a submarine. These products integrate the intercom, tactical and administrative communications network into one system accessing various types of communication terminals throughout the ship. Our MarCom 2000 secure digital switching system provides an integrated approach to the specialized voice and data communications needs of a shipboard environment for internal and external communications, command and control and air traffic control. Along with the Keyswitch Integrated Terminals, MarCom 2000 provides automated switching of radio/crypto circuits, which results in significant time savings. We also offer on-board, high data rate communications systems which provide a data link for carrier battle groups which are interoperable with the U.S. Air Force's surveillance/reconnaissance terminals. We supply the U.S. Army's Command and Control Vehicle Mission Module Systems, which provide the "communications on the move" capability needed for the digital battlefield by packaging advanced communications into a modified Bradley Fighting Vehicle.


 Information Security Systems

     We are a leader in the development of secure communications equipment for both military and commercial applications. We are producing the next generation digital, ISDN-compatible STE (secure telephone equipment). STE provides clearer voice and thirteen-times faster data/fax transmission capabilities than the previous generation secure telecommunications equipment. STE also supports secure conference calls and secure video teleconferencing. STE uses a CryptoCard security system which consists of a small, portable, cryptographic module holding the algorithms, keys and personalized credentials to identify its user for secure communications access. We also provide the workstation component of the U.S. Government's EKMS (Electronic Key Management System), the next generation of information security systems. EKMS is the government system to replace current "paper" encryption keys used to secure government communications with "electronic" encryption keys. The component we provide produces and distributes the electronic keys. We also develop specialized strategic and tactical signal intelligence systems to detect, acquire, collect, and process information derived from electronic sources. These systems are used by classified customers for intelligence gathering and require high-speed digital signal processing and high-density custom hardware designs.


 Training and Simulation

     We are a leading provider of fully-integrated simulation training systems and related support services to the U.S. and foreign military agencies.

     Our training devices business designs, develops and manufacturers advanced virtual reality simulation and training products for training air crews with high-fidelity representations of cockpits and operator stations for aircraft and vehicle simulation. We believe that we have developed flight simulators for most of the U.S. military aircraft in active operation. We have numerous proprietary technologies and fully-developed systems integration capabilities that provide competitive advantages. Our proprietary software is used for visual display systems, high-fidelity system models, database production, digital radar land mass image simulation and creation of synthetic environments. We are also a leader in developing DMT (Distributed Mission Training) systems which allow multiple trainees at multiple sites to engage in group, unit and task force training and combat simulations. In addition we are currently developing all phases of the U.S. Air Force's warfighter training and combat readiness program.

     Our products and services can be designed to meet customer training requirements for pilots, navigators, flight engineers, gunners, operators and maintenance technicians for virtually any platform, including military fixed and rotary wing aircraft, air vehicles and various ground vehicles. As one of the leading suppliers of both simulator systems and training services, we believe we are able to leverage our unique full-service capabilities to develop fully-integrated, innovative solutions for training systems, propose and provide program upgrades and modifications, as well as provide hands-on, best-in-class training operations in accordance with virtually any customer requirement in a timely manner.

     Our training services business is a recognized provider of premium training services and helps us maintain our market presence in training devices by providing our primary customers, including the U.S. Air Force, U.S. Army and U.S. Navy, with synergistic technical expertise in system instructional design, maintainability, user requirements integration and system development.

     We also design and develop prototypes of ballistic missle targets for present and future threat scenarios. We provide high-fidelity custom targets to the DOD that are complementary to the U.S. Government's growing focus and priority on national missile defense and space programs.

     We also develop and manage extensive programs in the United States and internationally focusing on training and education, strategic planning, organizational design, democracy transition and leadership development. To provide these services, we utilize a pool of experienced former armed service, law enforcement and other national security professionals. In the United States, our personnel are instructors in the U.S. Army's ROTC program and are involved in recruiting for the U.S. Army. In addition, we own a one-third interest in Medical Education Technologies, Inc., which has developed and is producing human patient simulators for sale to medical teaching and training institutions and the DoD.

     The products, selected applications and selected platforms or end users of our Specialized Communication Products segment as of December 31, 2000, are summarized in the table below.


                       SPECIALIZED COMMUNICATION PRODUCTS



                 PRODUCTS                           SELECTED APPLICATIONS              SELECTED PLATFORMS/END USERS
------------------------------------------ -------------------------------------- -------------------------------------
 AVIONICS AND OCEAN PRODUCTS
 Aviation Products
  o   Solid state crash protected         o    Voice recorders continuously        o  Business and commercial aircraft
      cockpit voice and flight data            record most recent 30-120              and certain military transport
      recorders                                minutes of voice and sounds            aircraft; sold to both aircraft
                                               from cockpit and aircraft              manufacturers and airlines under
                                               intercommunications. Flight data       the Fairchild brand name
                                               recorders record the last 25
                                               hours of flight parameters

  o   TCAS (Traffic Alert and             o    Reduce the potential for midair     o  Commercial, business, regional
      Collision Avoidance System)              aircraft collisions by providing       and military transport aircraft
                                               visual and audible warnings and
                                               maneuvering instructions to
                                               pilots

 Antenna Products
  o   Ultra-wide frequency and            o    Surveillance and radar detection    o  Military aircraft including
      advanced radar antennas and                                                     surveillance, fighters and
      rotary joints                                                                   bombers, attack helicopters and
                                                                                      transpor

  o   Precision antennas serving major    o    Antennas for high frequency,        o  Various military and commercial
      military and commercial                  millimeter satellite                   customers including scientific
      frequencies, including Ka band           communications                         astronomers

  Display Products

  o   Cockpit and mission displays        o    High performance, ruggedized        o  Military aircraft including
      and controls                             flat panel and cathode ray tube        surveillance, fighters and
                                               displays and processors                bombers, attack helicopters,
                                                                                      transport aircraft and land
                                                                                      vehicles

                 PRODUCTS                          SELECTED APPLICATIONS              SELECTED PLATFORMS/END USERS
----------------------------------------- -------------------------------------- --------------------------------------
 Ocean Products
  o     Airborne dipping sonars            o    Submarine detection and             o  Various military helicopters
                                                localization

  o     Submarine and surface ship         o    Submarine and surface ship          o  U.S. Navy and foreign navies
        towed arrays                            detection and localization

  o     Naval and commercial power         o    Switching, distribution and         o  All naval combatants:
        delivery and switching products         protection, as well as frequency       submarines, surface ships and
                                                and voltage conversion                 aircraft carriers

  o     Commercial transfer switches,      o    Production and maintenance of       o  Federal Aviation
        uninterrupted power supplies            systems and high-speed switches        Administration, internet service
        and power products                      for power interruption                 providers, financial institutions
                                                prevention                             and rail transportation

 TELEMETRY, INSTRUMENTATION AND SPACE PRODUCTS

 Airborne, Ground and Space Telemetry

  o     Aircraft, missile and satellite    o    Real-time data acquisition,         o  Aircraft, missiles and satellites
        telemetry and instrumentation           measurement, processing,
        systems                                 simulation, distribution, display
                                                and storage for flight testing

  o     GPS (Global Positioning            o    Tracking location                   o  Guided projectiles
        Systems) receivers

  o     Navigation systems and             o    Space navigation                    o  Hubble Space Telescope,
        subsystems, gyroscopes, reaction                                               Delta IV launch vehicle and
        wheels, star sensor                                                            satellites

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

 MICROWAVE COMPONENTS

  o     Passive components, switches       o    Radio transmission, switching       o  DoD, telephony service
        and wireless assemblies                 and conditioning, antenna and          providers and original
                                                base station testing and               equipment manufacturers
                                                monitoring, broad-band and
                                                narrow-band applications (PCS,
                                                cellular, SMR and paging
                                                infrastructure)

  o     Safety products                    o    Radio frequency monitoring and      o  Monitor cellular base station and
                                                measurement for safety                 industrial radio frequency emissions

  o     Satellite and wireless             o    Satellite transponder control,      o  Communications satellites and
        components (channel amplifiers,         channel and frequency                  wireless communications
        transceivers, converters, filters       separation                             equipment
        and multiplexers)

  o     Amplifiers and amplifier based     o    Automated test equipment,           o  DoD and commercial satellite
        components (amplifiers, up/down         military electronic warfare,           operators
        converters and Ka assemblies)           ground and space
                                                communications

SPECIALIZED COMMUNICATION PRODUCTS

 Avionics and Ocean Products

     Aviation Recorders. We manufacture commercial, solid-state, crash-protected aviation recorders, commonly known as black boxes, under the Fairchild brand name, and have delivered over 50,000 flight recorders to airplane manufacturers and airlines around the world. We believe we are the leading manufacturer of commercial cockpit voice recorders and flight data recorders. We offer two types of recorders:

     o the cockpit voice recorder, which records the last 30 to 120 minutes of crew conversation and ambient sounds from the cockpit; and

     o the flight data recorder, which records the last 25 hours of aircraft flight parameters such as speed, altitude, acceleration, thrust from each engine and direction of the flight in its final moments.

     Recorders are highly ruggedized instruments, designed to absorb the shock equivalent to that of an object traveling at 268 knots stopping in 18 inches, fire resistant to 1,100 degrees centigrade and pressure resistant to 20,000 feet undersea for 30 days. Our recorders are mandated and regulated by various worldwide agencies for use in commercial airlines and a large portion of business aviation aircraft. We anticipate growth opportunities in aviation recorders as a result of the current high level of orders for new commercial aircraft. The U.S. military has recently required the installation of black boxes in military transport aircraft. We believe this development will provide us with new opportunities for expansion into the military market. Our recorders were recently selected for installation on certain military transport aircraft.

     We have completed development of a combined voice and data recorder and are developing an enhanced recorder that monitors engine and other aircraft parameters for use in maintenance and safety applications.

     Antenna Products. We produce high performance antennas under the Randtron brand name which are designed for:

     o   surveillance of high-resolution, ultra-wide frequency bands;

     o detection of low radar cross-section targets and low radar cross-section installations;

     o   severe environmental applications; and

     o   polarization diversity.

     Our primary product is a sophisticated 24-foot diameter antenna used on all E-2C surveillance aircraft. This airborne antenna is a rotating aerodynamic radome containing a UHF surveillance radar antenna, an IFF antenna, and forward and aft auxiliary antennas. Production is planned beyond 2000 for the E-2C, P-3 and C-130 AEW aircraft. We have been funded to begin the development of the next generation for this antenna. We also produce broadband antennas for a variety of tactical aircraft, as well as rotary joints for the AWAC antenna. We have delivered over 2,000 sets of antennas for aircraft and have a backlog of orders through 2004.

     We are a leading supplier of ground based radomes used for air traffic control, weather radar, defense and scientific purposes. These radomes enclose an antenna system as a protective shield against the environment and are intended to enhance the performance of an antenna system.

     Display Products. We design, develop and manufacture ruggedized displays for military and high-end commercial applications. Our current product line includes a family of high performance display processing systems, which use either a cathode ray tube or active matrix liquid crystal display. Our displays are used in numerous airborne, ship-board and ground based platforms and are designed to survive in military and harsh environments.

     Ocean Products. We are one of the world's leading suppliers of acoustic undersea warfare systems. Our experience spans a wide range of platforms, including helicopters, submarines and surface ships. Our products include towed array sonar, hull mounted sonar, airborne dipping sonar and ocean mapping sonar for navies around the world.

     We are also a leading provider of state-of-the-art electronics and electrical power delivery systems and subsystems, as well as communications and control systems for the military and commercial customers. We offer the following:

     o military power delivery equipment and components which focus on switching, distribution and protection, providing engineering design and development, manufacturing and overhaul and repair services;

     o high technology electrical power distribution, control and conversion equipment, which focus on frequency and voltage conversion for military and commercial applications; and

     o   ship control and interior communications equipment.

     We have been able to apply our static transfer switch technology, which we developed for the U.S. military, to commercial applications. Our commercial customers for static transfer switches are primarily financial institutions and internet service providers, including American Express, AOL-Time Warner, AT&T, Schwab and the Federal Aviation Administration. In addition, we provide electrical products for rail transportation and utilities businesses.


 Telemetry, Instrumentation and Space Products

     We are a leader in the development and marketing of component products and systems used in telemetry and instrumentation for airborne applications such as satellites, aircraft, UAVs, launch vehicles, guided missiles, projectiles and targets. Telemetry involves the collection of data of various equipment performance parameters and is required when the object under test is moving too quickly or is of too great a distance to use direct connection. Telemetry measures as many as 1,000 different parameters of the platform's operation such as heat, vibration, stress and operational performance and transmits this data to the ground.

     Additionally, our satellite telemetry equipment transmits data necessary for ground processing. These applications demand high reliability of components because of the high cost of satellite repair and the need for uninterrupted service. Telemetry also provides the data used to terminate the flight of missiles and rockets under errant conditions and/or at the end of a mission. These telemetry and command/control products are currently used for a variety of missile and satellite programs.

     Airborne, Ground and Space Telemetry. We provide airborne equipment and data link systems that gather critical information and then process, format and transmit the data to the ground from communications satellites, spacecraft, aircraft and missiles. These products are available in both commercial off-the-shelf and custom configurations and include software and software engineering services. Primary customers include many of the major defense contractors who manufacture aircraft, missiles, warheads, launch vehicles and munitions. Our ground station instrumentation receives, encrypts and/or decrypts the serial stream of combined data in real-time as it is received from the airborne platform. We are a leader in digital GPS (Global Positioning System) receiver technology for high performance military applications. These GPS receivers are currently in use on aircraft, cruise missiles and precision guided bombs and provide highly accurate positioning and navigational information. Additionally, we provide navigation systems for high performance weapon pointing and positioning systems for programs such as MLRS (Multiple Launch Rocket System) and MFCS (Mortar Fire Control System).

     Space Products. We offer value-added solutions that provide our customers with complex product integration and comprehensive support. We focus on the following niches within the satellite ground segment equipment market: telephony, video broadcasting and multimedia. Our customers include foreign communications companies, domestic and international prime communications infrastructure contractors, telecommunications or satellite service providers, broadcasters and media-related companies. We also provide space products for advanced guidance and control systems including gyroscopes, controlled momentum devices and star sensors. These products are used on satellites, launch vehicles, the Hubble Telescope, the Space Shuttle and the International Space Station.

 Microwave Components

     We believe we are a premier worldwide supplier of commercial off-the-shelf, high performance RF (radio frequency) microwave components, assemblies and instruments supplying the wireless communications, industrial and military markets. We are also a leading provider of state-of-the-art space-qualified commercial satellite and strategic military RF products and millimeter amplifier based products. We sell many of these components under the well-recognized Narda brand name through a comprehensive catalog of standard, stocked hardware. We also sell our products through a direct sales force and an extensive network of market representatives. Specific catalog offerings include wireless products, electro-mechanical switches, power dividers and hybrids, couplers/detectors, attenuators, terminations and phase shifters, isolators and circulators, adapters, control products, sources, mixers, waveguide components, RF safety products, power meters/monitors and custom passive products.

     Passive components are generally purchased in narrow frequency configurations by wireless equipment manufacturers, wireless service providers and military equipment suppliers. Commercial applications include cellular and PCS base station automated test equipment, and equipment for the paging industry. Military applications include electronic surveillance and countermeasure systems.

     Our space-qualified and wireless components separate various signals and direct them to sections of the satellites' payload. Our main satellite products are channel amplifiers and linearizers, payload products, transponders and antennas. Channel amplifiers amplify the weak signals received from earth stations, and then drive the power amplifier tubes that broadcast the signal back to earth. Linearizers, used either in conjunction with a channel amplifier or by themselves, pre-distort a signal to be transmitted back to earth before it enters a traveling wave tube for amplification. This pre-distortion is exactly the opposite of the distortion created at peak power by the traveling wave tube and, consequently, has a cancellation effect that keeps the signal linear over a much larger power band of the tube. The traveling wave tube and area covered by the satellite is significantly increased.

     We design and manufacture both broad and narrow band amplifiers and amplifier-based products in the microwave and millimeter wave frequencies. We use these amplifiers in defense and communications applications. These devices can be narrow band for communication needs or broadband for electronic warfare.


     We offer standard packaged amplifiers for use in various test equipment and system applications. We design and manufacture millimeter range (at least 20 to 38 GHz) amplifier products for use in emerging communication applications such as back haul radios, LMDS (Local Multipoint Distribution Service) and ground terminals for LEO satellites. On July 11, 2000, to further our millimeter wave efforts, we acquired a 53 1/2% equity interest in LogiMetrics, Inc. LogiMetrics designs, manufactures and markets solid state, broadband wireless communications infrastructure equipment, subsystems and modules used to provide point-to-multipoint terrestrial and satellite-based distribution services in frequency bands from 24 to 38 gigahertz. LogiMetrics' products include solid-state power amplifiers, hub transmitters, active repeaters, cell-to-cell relays, internet access systems and other millimeter wave-based modules and subsystems. These products are used in various applications, such as broadband communications, including LMDS, PMP (Point to Multipoint) local loop services and Ka-band satellite communications.


DEVELOPING COMMERCIAL OPPORTUNITIES

     Part of our growth strategy is to identify commercial applications for select products and technologies currently sold to defense customers. We have initially identified two vertical markets where we believe there are significant opportunities to expand our products: transportation and broadband wireless communications.

     Transportation. Our products, designed to meet strict government quality and reliability standards, are easily adapted to the commercial transportation marketplace. Our aircraft voice recorders, designed to meet FAA requirements, have been successfully marketed to the cruise ship, marine shipping and railroad industries. Similarly, our state-of-the-art power propulsion products, originally designed for the

U.S. Navy, meet the needs of commuter railroads, including Philadelphia's regional rail system and New York City's Metropolitan Transportation Authority. Our explosive detection system, the eXaminer 3DXTM 6000, enables the rapid scanning of passenger checked baggage at airports using state-of-the-art technology.

     Communications. The wireless communications technology we developed for our military customers also meets the needs of a growing commercial marketplace for technologically advanced communications products. Some of the products we have developed or are developing to exploit this market include wireless loop products, transceivers, LMDS, compression products, remote sensing internet networks, microwave links and products for microwave base stations. Our fixed wireless loop products are an example of our expanding involvement in the commercial communications industry. Using synchronous CDMA technology that supports terrestrial, space, fixed and mobile communications, we produce wireless loop equipment for use in areas that do not have an adequate telecommunications infrastructure, including emerging market countries and customers in rural areas.

     In the expanding broadband wireless commercial communications market, we also have developed a broad assortment of other products including transponders, payloads, uplinks- downlinks, fly-away SATCOM terminals, telemetry tracking and control and test equipment and waveform generators.


BACKLOG AND ORDERS

     We define funded backlog as the value of contract awards received from the U.S. Government, which the U.S. Government has appropriated funds, plus the value of contract awards and orders received from customers other than the U.S. Government, which have yet to be recognized as sales. Our funded backlog as of December 31, 2000 was $1,354.0 million and as of December 31, 1999 was $1,003.7 million. We expect to record as sales approximately 72.0% of our funded backlog as of December 31, 2000 during 2001. However, there can be no assurance that our backlog will become sales in any particular period, if at all. Our funded orders for the year ended December 31, 2000 was $2,013.7, for the year ended December 31, 1999 was $1,423.1 million and for the year ended December 31, 1998 was $1,057.0 million.

     Our funded backlog does not include the full value of our contract awards including those pertaining to multi-year, cost-plus reimbursable contracts, which are generally funded on an annual basis. Funded backlog also excludes the sales value of unexercised contract options that may be exercised by customers under existing contracts and the sales value of purchase orders that may be issued under indefinite quantity contracts or basic ordering agreements.


MAJOR CUSTOMERS

     For the year ended December 31, 2000, direct and indirect sales to the DoD provided 62.7% of our sales, and sales to commercial, foreign governments and U.S. Government agencies other than the DoD provided 37.3% of our sales.

     Our government sales are predominantly derived from contracts with agencies of, and prime contractors to, the U.S. Government. Various U.S. Government agencies and contracting entities exercise independent purchasing decisions. Therefore, we do not regard sales to the U.S. Government generally as constituting sales to one customer. Instead, we regard each contracting entity as a separate customer. As of December 31, 2000, we had approximately 600 contracts each with a value exceeding $1.0 million. For the year ended December 31, 2000, sales to our five largest customers amounted to $196.3 million or 10.3% of our sales. We are working to grow our relationships with our major commercial customers, and believe that we have established a competitive position in the markets that we have entered.


RESEARCH AND DEVELOPMENT

     We conduct research and development activities that consist of projects involving basic research, applied research, development, and systems and other concept studies. We employ scientific, engineering and other personnel to improve our existing product lines and develop new products and technologies. As of December 31, 2000, we employed approximately 5,600 engineers, a substantial portion of whom held advanced degrees. For the year ended December 31, 2000, we incurred $299.3 million on research and development costs for customer-funded contracts and spent $101.9 million on company-sponsored research projects including bid and proposal costs.


COMPETITION

     We encounter intense competition in all of our businesses. We believe that we are a significant supplier of many of the products that we manufacture and services we provide in our defense and government businesses, as well as in our commercial activities.


 Defense and Government Business

     Our ability to compete for defense contracts depends on a variety of factors, including:

     o the effectiveness and innovation of our research and development programs;

     o our ability to offer better program performance than our competitors at a lower cost; and

     o the availability of our facilities, equipment and personnel to undertake the programs for which we compete.

     In some instances, programs are sole-source or work directed by the customer to a single supplier. In such cases, there may be other suppliers who have the capability to compete for the programs involved, but they can only enter or reenter the market if the customer chooses to reopen the particular program to competition. Competitive contracts accounted for approximately 39% of our total sales for the year ended December 31, 2000. The majority of our sales are derived from contracts with the U.S. Government and its prime contractors, which are principally awarded on the basis of negotiations or competitive bids.

     We compete with various industrial firms, some of which have substantially greater resources than we have available to us. Several of these companies are listed below. We do not believe that any of these individual competitors, nor any small number of these competitors together, are dominant in any of our business areas.



        o    Cubic Corporation;                                      o    Scientific-Atlanta, Inc.;

        o    Eaton Corporation;                                      o    Thomson Marconi Sonar Ltd.;

        o    Harris Corporation;                                     o    Titan Corporation; and

        o    Motorola, Inc.;                                         o    TRW Inc.

        o    CAE Electronics Ltd.;


     We believe that we will continue to be a successful participant in the business areas in which we compete, based upon the quality and cost competitiveness of our products and services.


 Commercial Activities

     Our commercial activities have become an increasingly significant portion of our business mix, and comprised 25.2% of our total sales for the year ended December 31, 2000. Our ability to compete for commercial business depends on a variety of factors, including:



        o    Pricing;                                                o    Customer relationships, service and support; and

        o    Product features and performance;

        o    Reliability, scalability and compatibility;             o    Brand recognition.


     In these markets, we compete with various companies, several of which are listed below.


        o    Agilent Technologies, Inc.;                             o    Honeywell Inc.; and

        o    Globecomm Systems, Inc.;                                o    Smiths Industries.

        o    ViaSat, Inc.;


     We believe that our sales in these business areas will continue to grow as a percentage of our total sales, even though several of our competitors may have greater resources and technologies than we have available to us.

PATENTS AND LICENSES

     Although we own some patents and have filed applications for additional patents, we do not believe that our operations depend upon our ownership of patents. In addition, our U.S. Government contracts generally permit us to use patents owned by others. Similar provisions in U.S. Government contracts awarded to other companies make it impossible for us to prevent the use of our patents in most domestic work performed by other companies for the U.S. Government.

CONTRACTS

     A significant portion of our sales are derived from strategic, long-term programs and from programs for which we are the incumbent supplier or have been the sole provider for many years. Approximately 61% of our sales for the year ended December 31, 2000 were generated from sole-source contracts. Our customer satisfaction and performance record are evidenced by our receipt of performance-based award fees exceeding 90% of the available award fees on average during the year ended December 31, 2000. We believe that our customers will award long-term, sole-source, outsourcing contracts to the most capable merchant supplier in terms of quality, responsiveness, design, engineering and program management support as well as cost. As a consequence of our strong competitive position, for the year ended December 31, 2000 we won contract awards in excess of 57.0% on new competitive contracts that we bid on, and in excess of 90.0% of the contracts for which we were the incumbent supplier.

     We have a diverse business mix with limited reliance on any single program, a balance of cost-plus and fixed price contracts, a significant sole-source follow-on business and an attractive customer profile. For the year ended December 31, 2000, 28.6% of our sales were generated from cost-plus contracts and 71.4% from fixed price contracts, providing us with a mix of predictable profitability (cost-plus) and higher profit margin (fixed price) business.

     Under firm fixed price contracts we agree to perform for a predetermined contract price. Although our fixed price contracts generally permit us to keep profits if costs are less than projected, we bear the risk that increased or unexpected costs may reduce profit or cause us to sustain losses on the contracts. Generally, firm fixed price contracts offer higher margins than cost plus type contracts. All domestic defense contracts and subcontracts to which we are a party are subject to audit, various profit and cost controls and standard provisions for termination at the convenience of the U.S. Government. Upon termination other than for a contractor's default, the contractor will normally be entitled to reimbursement for allowable costs and an allowance for profit. Foreign defense contracts generally contain comparable provisions permitting termination at the convenience of the government. To date, none of our significant fixed price contracts have been terminated.

     Companies supplying defense-related equipment to the U.S Government are subject to certain additional business risks peculiar to that industry. Among these risks are the ability of the U.S. Government to unilaterally suspend a company from new contracts pending resolution of alleged violations of procurement laws or regulations. Other risks include a dependence on appropriations by the U.S. Government, changes in the U.S. Government's procurement policies (such as greater emphasis on competitive procurements) and the need to bid on programs in advance of design completion. A reduction in expenditures by the U.S. Government for products and services of the type we manufacture and provide, lower margins resulting from increasingly competitive procurement policies, a reduction in the volume of contracts or subcontracts awarded to us or substantial cost overruns could have an adverse effect on us.

ENVIRONMENTAL MATTERS


     Our operations are subject to various federal, state and local environmental laws and regulations relating to the discharge, storage, treatment, handling, disposal and remediation of certain materials, substances and wastes used in our operations. We continually assess our obligations and compliance with respect to these requirements. We have also assessed the risk of environmental contamination on various manufacturing facilities of our acquired businesses and, where appropriate, have obtained indemnification, either from the sellers of those acquired businesses or through pollution liability insurance. Management believes that our current operations are in substantial compliance with all existing applicable environmental laws and permits. We believe our current expenditures will allow us to continue to be in compliance with applicable environmental laws and regulations. While it is difficult to determine the timing and ultimate costs to be incurred in order to comply with these laws, based upon available internal and external assessments, with respect to those environmental loss contingencies of which we are aware, we believe that even without considering potential insurance recoveries, if any, there are no environmental loss contingencies that, individually or in the aggregate, would be material to our consolidated results of operations. Despite our current level of compliance, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements may require us to incur costs in the future that could have a negative effect on our financial condition or results of operations.



PENSION PLANS

     In connection with our acquisition of the predecessor company, we assumed certain liabilities relating to defined benefit pension plans for present and former employees and retirees of certain businesses which were transferred from Lockheed Martin to us. Prior to the consummation of our acquisition of the predecessor company, Lockheed Martin received a letter from the Pension Benefit Guaranty Corporation (the "PBGC") which requested information regarding the transfer of such pension plans and indicated that the PBGC believed certain of such pension plans were underfunded using the PBGC's actuarial assumptions. The PBGC assumptions result in a larger liability for accrued benefits than the assumptions used for financial reporting under Statement of Financial Accounting Standards No. 87. The PBGC underfunding is related to the Communication Systems -- West and Aviation Recorders pension plans (the "Subject Plans").

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

     Upon the occurrence of certain events, Lockheed Martin, at its option, has the right to decide whether to cause the Company to transfer sponsorship of any or all of the Subject Plans to Lockheed Martin, even if the PBGC has not sought to terminate the Subject Plans. Such a triggering event occurred in 1998, but reversed in 1999, relating to a decrease in the PBGC-mandated discount rate in 1998 that had resulted in an increase in the underlying liability. We notified Lockheed Martin of the 1998 triggering event, and in February 1999, Lockheed Martin informed the Company that it had no present intention to exercise its right to cause the Company to transfer sponsorship of the Subject Plans. If Lockheed Martin did assume sponsorship of these plans, it would be primarily liable for the costs associated with funding the Subject Plans or any costs associated with the termination of the Subject Plans but L-3 Communications would be required to reimburse Lockheed Martin for these costs. To date, the impact on pension expense and funding requirements resulting from this arrangement has not been significant. However, should Lockheed Martin assume sponsorship of the Subject Plans or if these plans were terminated, the impact of any increased pension expenses or funding requirements could be material to the Company. The Company has performed its obligations under the letter agreement with Lockheed Martin and the

Lockheed Martin Commitment and has not received any communications from the PBGC concerning actions which the PBGC contemplates taking in respect of the Subject Plans.

EMPLOYEES


     As of December 31, 2000, we employed approximately 14,000 full-time and part-time employees, the majority of whom are located in the United States. Of these employees, approximately 10.9% are covered by 23 separate collective bargaining agreements with various labor unions. We have a continuing need for skilled and professional personnel to meet contract schedules and obtain new and ongoing orders for our products. We believe that relations with our employees are good.

ITEM 2. PROPERTIES

     The table below sets forth certain information with respect to significant facilities and properties of the Company as of December 31, 2000.





                     LOCATION                          OWNED       LEASED
--------------------------------------------------   ---------   ---------
                                                     (thousands of square
                                                             feet)
L-3 Headquarters, New York, NY ...................         --        35.4
L-3 Washington Operations, Arlington, VA .........         --         6.3
SECURE COMMUNICATION SYSTEMS:
 Camden, NJ ......................................         --       580.6
 Arlington, TX ...................................       82.5       182.6
 Salt Lake City, UT ..............................         --       497.5
 Orlando, FL .....................................         --       153.6
SPECIALIZED COMMUNICATION PRODUCTS:
 Anaheim, CA .....................................      293.6       242.0
 Folsom, CA ......................................         --        57.5
 Menlo Park, CA ..................................         --        93.1
 San Diego, CA ...................................      196.0        68.9
 Sylmar, CA ......................................         --       253.0
 Ocala, FL .......................................      112.0          --
 Sarasota, FL ....................................         --       143.7
 Alpharetta, GA ..................................       93.0          --
 Concord, MA .....................................         --        60.0
 Newburyport, MA .................................         --        82.5
 Teterboro, NJ ...................................         --       250.0
 Binghamton, NY ..................................         --       428.0
 Hauppauge, NY ...................................       90.0       149.9
 Newton, PA ......................................       78.0          --
 Philadelphia, PA ................................         --       230.0
 Kiel, Germany ...................................         --        67.2
 Leer, Germany ...................................         --        26.5


     In total, the Company owns approximately 1.1 million square feet and leases approximately 4.5 million square feet of manufacturing facilities and properties.


ITEM 3. LEGAL PROCEEDINGS

     From time to time the Company is involved in legal proceedings arising in the ordinary course of its business. Management believes it is adequately reserved for these liabilities and that there is no litigation pending that could have a material adverse effect on the Company's results of operations and financial condition.

     On December 27, 2000, we filed a complaint against Raytheon and Raytheon Technical Services Company in the Court of Chancery for the State of Delaware in and for New Castle County, alleging that Raytheon failed to disclose material liabilities in connection with the sale of the Training Devices and Training Service businesses ("TDTS") to us in February 2000. Specifically, the complaint alleges that Raytheon misrepresented the financial liabilities associated with the U.S. Army Aviation Combined Arms Tactical Trainer ("AVCATT") contract which will cause us to incur damages of approximately $100 million. We assumed the AVCATT contract as part of our acquisition of TDTS from Raytheon which was completed in February 2000. The complaint seeks rescission of the TDTS Asset Purchase and Sale Agreement and, alternatively, rescission of the AVCATT contract, rescissory damages and breach of contract.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


PRICE RANGE OF COMMON STOCK


     The common stock of L-3 Holdings is traded on the New York Stock Exchange (the "NYSE") under the symbol "LLL". The following table sets forth, for each of the quarterly periods indicated, the high and low closing price of the common stock as reported on the NYSE.


                                              PRICE RANGE
                                            OF COMMON STOCK
                                       -------------------------
                                           HIGH          LOW
                                       -----------   -----------
FISCAL YEAR ENDED DECEMBER 31, 1999:
Quarter Ended:
   March 31, 1999 ..................    $  47.88      $  39.38
   June 30, 1999 ...................       52.88         44.31
   September 30, 1999 ..............       48.44         36.38
   December 31, 1999 ...............       45.13         34.81
FISCAL YEAR ENDED DECEMBER 31, 2000:
Quarter Ended:
   March 31, 2000 ..................    $  51.94      $  35.69
   June 30, 2000 ...................       58.63         45.25
   September 30, 2000 ..............       63.75         52.56
   December 31, 2000 ...............       77.56         57.19

     On March 12, 2001, the closing price of L-3 Holdings common stock, as reported by the NYSE, was $86.85 per share. As of March 12, 2001, there were 152 stockholders of record of L-3 Holdings' common stock, not including the stockholders for whom shares are held in a "nominee" or "street" name.


     L-3 Communications is a wholly owned subsidiary of L-3 Holdings.


DIVIDEND POLICY


     L-3 Holdings currently intends to retain its earnings to finance future growth and, therefore, does not anticipate paying any cash dividends on its common stock in the foreseeable future. Since its formation, L-3 Holdings has not paid any cash dividends to its stockholders. Any determination as to the payment of dividends will depend upon the future results of operations, capital requirements and financial condition of L-3 Holdings and its subsidiaries and such other facts as the Board of Directors of L-3 Holdings may consider, including any contractual or statutory restrictions on L-3 Holdings' ability to pay dividends. Moreover, L-3 Holdings is a holding company and its ability to pay dividends is dependent upon receipt of dividends, distributions, advances, loans or other cash transfers from L-3 Communications. Certain outstanding debt instruments of L-3 Communications limit its ability to pay dividends or other distributions on its common stock or to make advances, loans or other cash transfers to L-3 Holdings.

ITEM 6. SELECTED FINANCIAL DATA


     We derived the selected financial data presented below as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 from our audited consolidated financial statements included elsewhere herein. We derived the selected financial data presented below as of December 31, 1998 and 1997 and for the nine months ended December 31, 1997 from our audited consolidated financial statements not included herein. We derived the selected financial data presented below as of December 31, 1996, for the three months ended March 31, 1997 and for the year ended December 31, 1996 from the audited combined financial statements of our predecessor company not included herein. You should read the selected financial data together with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements.



                                                                          L-3                               PREDECESSOR COMPANY
                                               ---------------------------------------------------------- ------------------------
                                                                                                             THREE
                                                              YEAR ENDED                    NINE MONTHS     MONTHS
                                                             DECEMBER 31,                      ENDED         ENDED     YEAR ENDED
                                               -----------------------------------------   DECEMBER 31,     MARCH 31,  DECEMBER 31,
                                                  2000(1)       1999(1)       1998(1)         1997(2)         1997       1996(3)
                                               ------------- ------------- ------------- ---------------- ---------- -------------
                                                                      (in millions, except per share data)
STATEMENT OF OPERATIONS DATA:
Sales ........................................  $ 1,910.1     $ 1,405.5     $ 1,037.0       $  546.5       $  158.9    $  543.1
Operating income .............................      222.7         150.5         100.3           51.5(4)         7.9        43.7
Interest expense, net of interest and
 other income ................................       88.6          55.1          46.9           28.5            8.4        24.2
Provision (benefit) for income taxes .........       51.4          36.7          20.9           10.7           (0.2)        7.8
Net income (loss) ............................       82.7          58.7          32.6           12.3(4)        (0.3)       11.7
Earnings per common share:                                                                                       --          --
 Basic .......................................  $     2.48    $    1.83     $    1.32       $   0.62(4)          --          --
 Diluted .....................................        2.37         1.75          1.26           0.61(4)          --          --
Weighted average common shares
 outstanding:
 Basic .......................................       33.4          32.1          24.7           20.0             --          --
 Diluted .....................................       35.0          33.5          25.9           20.0             --          --
BALANCE SHEET DATA
 (AT PERIOD END):
Working capital ..............................  $   360.9     $   255.5     $   157.8       $  143.2             --    $   98.8
Total assets .................................    2,463.5       1,628.7       1,285.4          697.0             --       590.6
Long-term debt ...............................    1,095.0         605.0         605.0          392.0             --          --
Invested equity ..............................         --            --            --             --             --       473.6
Shareholders' equity .........................      692.6         583.2         300.0          113.7             --          --

----------
(1) The results of operations are impacted significantly by our acquisitions described elsewhere herein.


(2) Reflects the acquisition of our predecessor company and the commencement of our operations effective April 1, 1997.


(3) Reflects our predecessor company's ownership of nine business units acquired by Lockheed Martin from Loral Corporation effective April 1, 1996. Prior to April 1, 1996, the predecessor company was comprised only of one business unit.


(4) Includes a nonrecurring, noncash compensation charge of $4.4 million ($0.22 per share) related to our initial capitalization, which we recorded effective April 1, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


OVERVIEW

     We are a leading merchant supplier of sophisticated secure communication systems and specialized communication products. These systems and products are critical elements of virtually all major communication, command and control, intelligence gathering and space systems. Our customers include the DoD, certain U.S. Government intelligence agencies, major aerospace and defense contractors, foreign governments and commercial customers. We have two reportable segments: Secure Communication Systems and Specialized Communication Products.

     Our Secure Communication Systems segment provides secure, high data rate communications systems for military and other U.S. Government reconnaissance and surveillance applications. The Secure Communication Systems segment also produces advanced simulation and training products, and provides communication software support services and a full range of teaching, training, logistic and training device support services to domestic and international customers. Our Specialized Communication Products segment includes three product categories: avionics and ocean products, telemetry, instrumentation and space products and microwave components.

     All of our domestic government contracts and subcontracts are subject to audit and various cost controls, and include standard provisions for termination for the convenience of the U.S. Government. Multiyear U.S. Government contracts and related orders are subject to cancellation if funds for contract performance for any subsequent year become unavailable. Foreign government contracts generally include comparable provisions relating to termination for the convenience of the relevant foreign government.


ACQUISITIONS

     In April 1997, we completed our acquisition of the predecessor company and began operating as L-3. Our predecessor company was comprised of nine business units that Lockheed Martin acquired from Loral Corporation in April 1996 and one business unit purchased by Lockheed Martin as part of its acquisition of the aerospace business of General Electric Company in April 1993.

     On February 5, 1998, March 4, 1998 and March 30, 1998 we purchased the assets of the Satellite Transmission Systems division of California Microwave, Inc., ILEX Systems and Ocean Systems business of the former AlliedSignal, Inc. for cash of $26.1 million, $54.3 million and $68.8 million. On August 13, 1998, we purchased all of the outstanding stock of SPD Technologies, Inc. for cash of $238.3 million. In August 1999, we issued 150,955 shares of our common stock valued at $6.4 million as additional consideration for the ILEX acquisition based on the 1998 financial performance of ILEX. As of December 31, 2000, we had recorded a liability of $17.7 million for shares of our common stock expected to be issued in 2001 as additional consideration for the ILEX acquisition based on the financial performance of ILEX in 1999 and 2000. There is no other remaining contingent consideration for the ILEX acquisition.

     On January 8, 1999, we acquired all of the outstanding common stock of Microdyne Corporation for $94.2 million in cash including expenses. On April 16, 1999, we acquired all of the outstanding common stock of Aydin Corporation for $75.7 million in cash including expenses. On June 30, 1999, we acquired all of the outstanding common stock of Interstate Electronics Corporation from Scott Technologies Inc. for $40.7 million in cash incuding expenses. On December 31, 1999, we completed our acquisition of the assets of Space and Navigation Systems from Honeywell Inc. for $55.0 million in cash plus expenses, subject to adjustment.

     On February 10, 2000, we acquired the assets of the TDTS business of the Raytheon Company for $160.0 million in cash plus expenses, subject to adjustment. Following the acquisition we changed TDTS's name to L-3 Communications Link Simulation and Training. On February 14, 2000, we acquired the assets of Trex Communications Corporation for $50.0 million in cash including expenses.

     On April 28, 2000, we acquired the Traffic Alert and Collision Avoidance System ("TCAS") product line from Honeywell for a purchase price of $239.6 million in cash including expenses. In anticipation of the TCAS acquisition, on February 25, 2000, we entered into a Memorandum of Agreement with Thomson-CSF Sextant S.A., a subsidiary of Thomson-CSF, under which the parties agreed to create a limited liability corporation for TCAS, contribute 100% of the TCAS assets to be acquired from Honeywell to TCAS LLC, and sell a 30% interest in the TCAS LLC to Sextant for a cash purchase price equal to 30% of the final purchase price we paid to Honeywell for TCAS (approximately $71.7 million). We will consolidate the financial statements of the TCAS LLC. We expect to complete this transaction during the first half of 2001.

     On June 30, 2000, we acquired all of the outstanding stock of MPRI, Inc. for $35.7 million in cash including expenses, subject to additional consideration not to exceed $4.0 million based on the financial performance of MPRI for the year ending June 30, 2001.

     On July 11, 2000, we acquired 53.5% of the outstanding common stock of LogiMetrics, Inc. ("LogiMetrics") for a purchase price of $15.0 million, of which $8.5 million was paid in cash at closing and the balance was paid in installments that were completed in the first quarter of 2001. We also agreed to invest an additional $5.0 million in cash during 2001 for additional common stock.

     On December 29, 2000, we acquired all of the outstanding common stock of Coleman Research Corporation ("Coleman"), a subsidiary of Thermo Electron Corporation for $60.0 million in cash plus expenses, subject to adjustment and additional consideration not to exceed $5.0 million based on the financial performance of Coleman for the year ending December 31, 2001.

     Additionally, during 1998, 1999 and 2000 we purchased several other operations and product lines, which individually and in the aggregate were not material to our results of operations or financial position.

     All of our acquisitions have been accounted for as purchase business combinations and are included in our results of operations from their respective effective dates.

     As described above, on February 10, 2000 we acquired the assets of the TDTS business of Raytheon Company and on April 28, 2000 we acquired the TCAS product line from Honeywell. The rules of the SEC require us to file separate audited financial statements and unaudited pro forma financial information for each of these two acquired businesses for periods prior to their acquisitions within 75 days of the completion of each acquisition. We were unable to complete these SEC filings within their required filing dates because, prior to the acquisitions, each of the operations of TDTS and TCAS were not stand-alone entities and their financial statements were not audited. However, the audits of these financial statements were recently completed and we intend to file the required TDTS and TCAS financial statements and pro forma financial information with the SEC in March 2001.

     We regularly evaluate potential acquisitions and joint venture transactions, but we have not entered into any agreements with respect to any material transactions at this time.

RESULTS OF OPERATIONS

     The following information should be read in conjunction with our consolidated financial statements. Our results of operations for the periods presented are impacted significantly by our acquisitions. The tables below provide selected income statement data for L-3 for the years ended December 31, 2000, 1999 and 1998.

                             SEGMENT OPERATING DATA

                                                              YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------
                                                         2000           1999           1998
                                                     ------------   ------------   -----------
                                                                   (in millions)
Sales(1):
 Secure Communication Systems ....................    $   847.1      $   542.9      $   483.5
 Specialized Communication Products ..............      1,063.0          862.6          553.5
                                                      ---------      ---------      ---------
    Total ........................................    $ 1,910.1      $ 1,405.5      $ 1,037.0
                                                      =========      =========      =========
Operating income:
 Secure Communication Systems ....................    $    91.3      $    47.0      $    39.9
 Specialized Communication Products ..............        131.4          103.5           60.4
                                                      ---------      ---------      ---------
    Operating income .............................    $   222.7      $   150.5      $   100.3
                                                      =========      =========      =========
Depreciation and amortization expenses included in
 operating income:
 Secure Communication Systems ....................    $    26.4      $    18.4      $    17.3
 Specialized Communication Products ..............         47.9           35.3           23.1
                                                      ---------      ---------      ---------
    Total ........................................    $    74.3      $    53.7      $    40.4
                                                      =========      =========      =========
EBITDA(2)
 Secure Communication Systems ....................    $   117.7      $    65.4      $    57.2
 Specialized Communication Products ..............        179.3          138.8           83.5
                                                      ---------      ---------      ---------
    Total ........................................    $   297.0      $   204.2      $   140.7
                                                      =========      =========      =========

----------
(1) Sales are after intersegment eliminations. See Note 16 to the consolidated financial statements.

(2) EBITDA is defined as operating income plus depreciation expense and amortization expense (excluding the amortization of debt issuance costs). EBITDA is not a substitute for operating income, net income or cash flows from operating activities as determined in accordance with generally accepted accounting principles as a measure of profitability or liquidity. We present EBITDA as additional information because we believe it to be a useful indicator of our ability to meet debt service and capital expenditure requirements. EBITDA as we defined it may differ from similarly named measures used by other entities.


 YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

     Sales increased $504.6 million to $1,910.1 million in 2000. Sales grew $304.2 million in the Secure Communication Systems segment and $200.4 million in the Specialized Communication Systems. Operating income increased $72.2 million to $222.7 million in 2000. Operating income as a percentage of sales ("operating margin") improved to 11.7% from 10.7%. Depreciation and amortization expenses increased $20.6 million to $74.3 million in 2000, reflecting increased goodwill amortization associated with our acquisitions and additional depreciation related to our capital expenditures and acquired businesses. Our EBITDA for 2000 increased $92.8 million to $297.0 million. EBITDA as a percentage of sales ("EBITDA margin") increased to 15.5% in 2000 from 14.5% in 1999. Basic earnings per share ("EPS") grew 35.5% to $2.48 in 2000 and diluted EPS grew 35.4% to $2.37 in 2000. Basic weighted-average common shares outstanding increased 3.9% in 2000, and diluted weighted-average common shares outstanding increased 4.3% in 2000, primarily because of common stock issued for exercises of employee stock options.

     Sales of our Secure Communication Systems segment increased $304.2 million to $847.1 million in 2000. Operating income increased $44.3 million in 2000. Operating margin improved to 10.8% from 8.7%. We attribute the increase in sales principally to the acquisitions of Link Training and Simulation and MPRI and increased sales of secure telephone equipment ("STE"), wideband secure data link programs, communication software support services and airport security equipment. The increase in operating margin was principally attributable to improved margin on military communication systems and high data rate communications systems. These margin improvements arose from cost reductions and improved operating efficiencies. Additionally, during 2000 a larger percentage of our sales were generated from fixed-price contracts which generally have higher margins than sales generated from cost-plus contracts. EBITDA increased $52.3 million to $117.7 million in 2000 and EBITDA margin improved to 13.9% from 12.0% in 1999. We expect operating margins for our Secure Communications Systems segment in 2001 to remain relatively unchanged from those in 2000 and we do not expect a significant change in our mix of fixed price and cost-plus contracts from that in 2000.

     Sales within our Specialized Communication Products segment increased $200.4 million to $1,063.0 milliion in 2000. Operating income increased $27.9 million in 2000. Operating margin improved to 12.4% from 12.0%. We attribute this increase in sales principally to the acquisitions of TCAS and Space and Navigation Systems and volume increases on airborne dipping sonar systems, aviation recorders, and display products. These increases in sales were partially offset by decreased shipments of naval power systems in 2000 compared with 1999 principally due to the slippage of certain sales into 2001 which were previously anticipated to occur in 2000. Sales of our telemetry products were essentially unchanged in 2000 compared with 1999 due to continued softness in the space and broadband commercial communications markets. We attribute our increase in operating margin principally to improved margins on avionics and ocean products. These margin improvements arose from sales volume increases, costs reductions and the higher margins from the TCAS business. Lower margins on our naval power systems due to less shipments and on our telemetry products and microwave components due to changes in product sales mix partially offset these operating margin improvements. EBITDA increased $40.5 million to $179.3 million in 2000 and EBITDA margin improved to 16.9% from 16.1% in 1999.

     Interest expense increased $32.4 million to $93.0 million in 2000 principally because of the higher average outstanding debt during 2000. Interest and other income decreased $1.1 million to $4.4 million. Interest and other income for 2000 includes gains of $14.9 million from the sales of our interests in certain businesses. These gains were largely offset by losses of $12.4 million on the write-down in the carrying value of certain investments and intangible assets. The net gain contributed $0.04 to our 2000 diluted EPS. Excluding the net gain, diluted EPS was $2.33, an increase of 33.1% in 2000 compared with 1999. The income tax provision for 2000 reflects our effective income tax rate for 2000 of 38.3% compared with the effective tax rate of 38.5% for 1999.


 YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

     Sales increased $368.5 million to $1,405.5 million in 1999. Sales in the Secure Communication Systems segment grew $59.4 million and sales in the Specialized Communication Products segment grew $309.1 million in 1999. Operating income increased $50.2 million to $150.5 million in 1999. Operating margin improved to 10.7% from 9.7%. Depreciation and amortization expenses increased $13.3 million to $53.7 million in 1999, reflecting increased goodwill amortization associated with our acquisitions and additional depreciation related to our capital expenditures and acquired businesses. Our EBITDA for 1999 increased $63.5 million to $204.2 million. EBITDA margin improved to 14.5% in 1999 from 13.6% in 1998. Basic earnings per common share grew 38.6% to $1.83 in 1999 and diluted earnings per share grew 38.9% to $1.75 in 1999. Basic weighted-average common shares outstanding increased 30.1% in 1999 and diluted weighted-average common shares outstanding increased 29.4% in 1999, principally because of the timing of the issuance of 5.0 million shares of common stock in connection with L-3 Holdings' February 1999 stock offering.

     Sales within our Secure Communication Systems segment increased $59.4 million to $542.9 million in 1999. Operating income increased $7.1 million to $47.0 million in 1999. Operating margin improved to 8.7% from 8.3%. We attribute this increase in sales to greater sales on the U-2 Support Program, STE and airport security systems and our acquisition of Microdyne. Declines in sales on secure wideband data link programs, communication subsystems for the ISS (International Space Station) and LMD/KP (Local Management Device/Key Processor) units which occurred from the scheduled phasedown of these programs partially offset our sales gains. We attribute the improvement in operating margin to military communication systems and high data rate communication systems. These margin improvements arose from cost reductions and operating efficiencies and sales volume increases on STE, and were partially offset by lower margins from our Microdyne acquired businesses and costs incurred for network security systems. EBITDA increased $8.2 million to $65.4 million in 1999 and EBITDA margin improved to 12.0% from 11.8% in 1998.

     Sales within our Specialized Communication Products segment increased $309.1 million to $862.6 million in 1999. Operating income increased $43.1 million to $103.5 million in 1999, and operating margin increased to 12.0% from 10.9%. The increase in sales was principally attributable to the timing of our Aydin and IEC acquisitions in 1999 and the SPD and Ocean Systems acquisitions in 1998, as well as volume increases on ocean products, primarily for power distribution, control and conversion systems aviation recorders and space and satellite control products. Lower volume on microwave components and decreased shipments of displays and antenna products partially offset our sales gains. We attribute the increase in operating margin to higher margins on ocean products and aviation recorders caused by volume increases and cost reductions, higher margins from the SPD business and improved margins in 1999 for the STS business acquired in February 1998. Lower operating margins from the Aydin and IEC businesses and lower margins due to declines in sales on microwave components and antenna products partially offset our operating margin improvements. EBITDA increased $55.3 million to $138.8 million in 1999, and EBITDA margin increased to 16.1% from 15.1% in 1998.

     Interest expense increased $11.0 million to $60.6 million in 1999 because of the higher average outstanding debt during 1999 compared with 1998 principally because of the $200.0 million of senior subordinated notes that we sold in December 1998. Interest and other income for 1999 included $0.4 million for a gain on the sale of a business. The income tax provision for 1999 reflects our effective income tax rate for 1999 of 38.5%, compared with the effective tax rate of 39.1% for 1998.


LIQUIDITY AND CAPITAL RESOURCES

BALANCE SHEET

     During 2000, contracts in process increased $221.0 million to $700.1 million at December 31, 2000. The increase included $154.6 million related to acquired businesses, and the remaining increase of $66.4 million was principally from:

     o increases in unbilled contract receivables principally arising from an increase in programs in production phases, during which unbilled costs and profits generally exceed progress payments and advances received from the customers until contract shipments are completed; and

     o increases in inventories for production on certain programs and products.

     The increases in deferred tax assets, property, plant and equipment, intangibles, accrued employment costs, accrued expenses, other current liabilities and other liabilities during 2000 were principally related to acquired businesses. The increase in accounts payable was principally related to balances of acquired businesses and the timing of payments to vendors. The increase in other current liabilities was principally due to increases in estimated costs in excess of billings to complete contracts in process including the AVCATT contract that were assumed as part of the TDTS acquisition. The increase in accrued interest was attributable to higher outstanding debt balances and the timing of interest payments.


STATEMENT OF CASH FLOWS

     The following table provides cash flow statement data:


                                                             YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------
                                                        2000          1999           1998
                                                    -----------   ------------   ------------
                                                                   (in millions)
Net cash from operating activities ..............    $  113.8       $   99.0       $   85.1
Net cash (used in) investing activities .........    $ (608.2)      $ (284.8)      $ (472.9)
Net cash from financing activities ..............    $  484.3       $  202.4       $  336.4

 OPERATING ACTIVITIES

     During 2000, we generated $113.8 million of cash from our operating activities, an increase of $14.8 million from the $99.0 million generated during 1999. Earnings adjusted for non-cash items and deferred taxes increased $48.5 million to $200.3 million in 2000 from $151.8 million in 1999. During 2000, our working capital and operating assets and liabilities increased $86.5 million compared with an increase of $52.8 million in 1999. Our cash flows from operating activities during 2000 include uses of cash relating to performance on certain contracts in process including the AVCATT contract that were assumed in the TDTS acquisition for which the estimated costs exceed the estimated billings to complete these contracts. We expect to continue to experience negative impacts on our cash flows as a result of the completion of these TDTS acquired contracts in process during 2001, but to a lesser extent than in 2000. Additionally, we expect our working capital to increase during the first half of 2001 in connection with certain commercial programs and products.

     During 1999, we generated $99.0 million in cash from operating activities, an increase of $13.9 million over 1998. Earnings adjusted for non-cash items and deferred taxes increased $55.6 million to $151.8 million in 1999 from $96.2 million in 1998. During 1999 our working capital and other operating assets and liabilities increased $52.8 million compared with an increase of $11.1 million in 1998. The increase was principally related to the greater working capital requirements primarily for contracts in process.


 INVESTING ACTIVITIES

     We continued to pursue our acquisition strategy during 2000 and invested $599.6 million to acquire businesses, compared with $272.2 million in 1999. We used $448.0 million in 1998 to acquire businesses.

     We make capital expenditures for improvement of manufacturing facilities and equipment. We expect that our capital expenditures for the year ending December 31, 2001 will be between $40.0 million and $45.0 million, compared with $33.6 million for the year ended December 31, 2000. The anticipated increase is principally due to capital expenditures for our acquired businesses. Dispositions of property, plant and equipment for 2000 includes net proceeds of $13.3 million related to a facility located in Hauppauge, NY which we sold and leased back in December 2000.

     In 2000, we sold our interests in two businesses for net cash proceeds of $19.6 million, which are included in other investing activities.


 FINANCING ACTIVITIES

     At December 31, 2000, available revolver borrowings under our senior credit facilities were $400.9 million after reductions for outstanding borrowings of $190.0 million used principally to finance acquisitions and outstanding letters of credit of $109.1 million. At December 31, 1999, there were no borrowings outstanding under our senior credit facilities.

     On April 28, 2000 we entered into a new 364-day revolving senior credit facility for $300.0 million that expires on April 27, 2001, which increased our senior credit facilities to $700.0 million. On April 28, 2000 we borrowed $237.0 million under the facility to finance the TCAS acquisition. These borrowings were repaid in November 2000 with a portion of the proceeds from our offering of the convertible senior subordinated notes which are described below. At December 31, 2000, there were no borrowings outstanding under this credit facility. Additionally, on April 28, 2000 we amended all of the senior credit facilities to change the spreads used to calculate the interest rates on borrowings and commitment fees on the unused commitments under the senior credit facilities. The spreads are the same for all senior credit facilities, and the lenders all rank pari passu under our senior credit facilities.

     In August 2000, the other outstanding revolving 364-day credit facility for $200.0 million that was scheduled to expire was renewed for an additional 364 days and will expire on August 9, 2001. At that time, we may extend the term, with the consent of our lenders, for a period of 364 days and we also may exercise an option to convert 80% of the borrowings outstanding into term loans which fully amortize over an eighteen month period beginning September 30, 2001.

     During the first half of 2001 we intend to restructure our $300.0 million 364-day revolving credit facility that expires April 27, 2001 together with all of our senior credit facilities to extend their maturities.

     In the fourth quarter of 2000 L-3 Holdings sold $300.0 million of 5.25% Convertible Senior Subordinated Notes due 2009 (the "Convertible Notes") in a private placement. The net proceeds from this offering amounted to $290.5 million after debt issuance costs, and were used to repay revolver borrowings outstanding under our senior credit facilities. The Convertible Notes may be converted at any time into our common stock at a conversion price of $81.50 per share. The Convertible Notes are jointly and severally guaranteed (the "Guarantees") by certain existing and future direct and indirect domestic subsidiaries of L-3 Holdings, including L-3 Communications (the "Guarantors"). The Guarantees are subordinated in right of payment to all existing and future senior debt of the Guarantors and rank pari passu with the other senior subordinated indebtedness of the Guarantors, which are described below.

     Pursuant to a registration rights agreement that we entered into with the initial purchaser of the Convertible Notes, we agreed to file a registration statement with the SEC by April 5, 2001, which is 135 days after the original issuance of the notes to cover resales by holders of the Convertible Notes and Guarantees, and the L-3 Holdings common stock issuable upon conversion of the notes. If we do not file the registration statement with the SEC on or before April 5, 2001, liquidated damages, in the form of additional interest, will accrue on the Convertible Notes from April 5, 2001 to but excluding the day on which the registration statement is filed. In no event will liquidated damages exceed 0.50% per annum of the principal amount outstanding under the notes. We expect to file the registration statement with the SEC by the end of March 2001.

     On February 4, 1999, we sold 5.0 million shares of L-3 Holdings common stock in a public offering for $42.00 per share which generated net proceeds of $201.6 million. In addition, as part of the same transaction 6.5 million shares of L-3 Holdings common stock were sold by Lehman Brothers Capital Partners III, L.P. and its affiliates ("the Lehman Partnership") and Lockheed Martin in a secondary public offering. In October 1999, Lockheed Martin sold its remaining L-3 Holdings common stock. In December 1999, the Lehman Partnership distributed approximately 3.8 million shares of its shares of common stock of L-3 Holdings to its partners. On December 31, 2000 the Lehman Partnership owned approximately 16.4% of the outstanding common stock of L-3 Holdings.


     In April 1997, May 1998 and December 1998, L-3 Communications sold $225.0 million of 10 3/8% Senior Subordinated Notes due 2007, $180.0 million of 81/2% Senior Subordinated Notes due 2008, and $200.0 million of 8% Senior Subordinated Notes due 2008 (collectively, the "Senior Subordinated Notes"), whose aggregate net proceeds amounted to $576.0 million after debt issuance costs.

     The senior credit facilities, Senior Subordinated Notes and Convertible Notes contain financial covenants which remain in effect so long as we owe any amount or any commitment to lend exists thereunder. As of December 31, 2000, L-3 Communications had been in compliance with the covenants of the agreements governing those loans at all times. The borrowings under the senior credit facilities are guaranteed by L-3 Holdings and by substantially all of the domestic subsidiaries of L-3 Communications. The payments of principal and premium, if any, and interest on the Senior Subordinated Notes are unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by L-3 Holdings and substantially all of its direct and indirect wholly owned subsidiaries, including L-3 Communications. See Note 7 to our consolidated financial statements for a description of our debt and related financial covenants at December 31, 2000.

     Based upon our current level of operations, we believe that our cash from operating activities, together with available borrowings under the senior credit facilities, will be adequate to meet our anticipated requirements for working capital, capital expenditures, research and development expenditures, program and other discretionary investments, and interest payments for the foreseeable future, including at least the next three years. There can be no assurance, however, that our business will continue to generate cash flow at current levels, or that currently anticipated improvements will be achieved. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make scheduled principal payments or to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control. There can be no assurance that sufficient funds will be available to enable us to service our indebtedness, to make necessary capital expenditures and to make discretionary investments.


MARKET RISKS

     All of our financial instruments that are sensitive to market risk are entered into for purposes other than trading.

     INTEREST RATE RISK. Our financial instruments that are sensitive to changes in interest rates include borrowings under the senior credit facilities, purchased interest rate cap contracts and written interest rate floor contracts, all of which are denominated in U.S. dollars. The weighted average interest rate on our borrowings outstanding under the senior credit facilities at December 31, 2000 was 8.5%. The interest rates on the Senior Subordinated Notes and Convertible Notes are fixed-rate and are not affected by changes in interest rates.

     To mitigate risks associated with changing interest rates on borrowings under the senior credit facilities that bear interest at variable rates we entered into interest rate cap and floor contracts. The interest rate cap contract provides protection against increases in interest rates on borrowings to the extent:

     o those borrowings are less than or equal to the notional amount of the cap contract; and

     o the interest rate paid on the borrowings rises above the sum of the cap reference rate plus our applicable borrowing spread.

     However, the written interest rate floor limits our ability to enjoy decreases in interest rates on our borrowings to the extent:

     o those borrowings are less than or equal to the notional amount of the floor contract; and

     o the interest rate paid on those borrowings falls below the sum of the floor reference rate plus our applicable borrowing spread.

     We attempt to manage exposure to counterparty credit risk by entering into interest rate agreements only with major financial institutions that are expected to perform fully under the terms of such agreements. Cash payments between us and the counterparties are made at the end of each quarter. Such payments are recorded as adjustments to interest expense and were not material to interest expense or cash flows for 2000, 1999 or 1998. Additional data on our debt obligations, our applicable borrowing spreads included in the interest rates we pay on borrowings under the senior credit facilities and interest rate agreements are provided in Notes 7 and 8 to our consolidated financial statements.

     For the interest rate agreements, the table below presents significant contract terms and fair values on December 31, 2000.


                                                  CAPS                FLOORS
                                           ------------------   ---------------
                                                        (in millions)
       Notional amount .................   $   100.0            $   50.0
       Cap/floor interest rate .........        7.5%                5.5%
       Reference rate ..................   3 month LIBOR        3 month LIBOR
       Designated maturity .............      Quarterly            Quarterly
       Expiration date .................   March 28, 2002       March 28, 2002
       Fair value ......................         --                 ($0.1)


     FOREIGN CURRENCY EXCHANGE RISK. We conduct some of our operations outside the U.S. in functional currencies other than the U.S. dollar. Additionally, some of our U.S. operations have contracts with foreign customers denominated in foreign currencies. To mitigate the risk associated with certain of these contracts denominated in foreign currency we have entered into foreign currency forward contracts. At December 31, 2000, the notional value of foreign currency forward contracts was $6.9 million and the fair value of these contracts was $0.4 million. We account for these contracts as hedges.

     EQUITY PRICE RISK. Our investments in common equities are subject to equity price risk. Both the carrying values and estimated fair values of such instruments amounted to $9.0 million at the end of 2000.

     There were no significant changes in our market risks during 2000.


BACKLOG AND ORDERS

     We define funded backlog as the value of contract awards received from the U.S. Government, which the U.S. Government has appropriated funds, plus the value of contract awards and orders received from customers other than the U.S. Government which have yet to be recognized as sales. Our funded backlog as of December 31, 2000 was $1,354.0 million and as of December 31, 1999 was $1,003.7 million. We expect to record as sales approximately 72% of our December 31, 2000 funded backlog during 2001. However, there can be no assurance that our funded backlog will become sales in any particular period, if at all. Our funded orders were $2,013.7 for 2000, $1,423.1 million for 1999 and $1,057.0 million for 1998.

     Our funded backlog does not include the full value of our contract awards including those pertaining to multi-year, cost-plus reimbursable contracts, which are generally funded on an annual basis. Funded backlog also excludes the sales value of unexercised contract options that may be exercised by customers under existing contracts and the sales value of purchase orders that may be issued under indefinite quantity contracts or basic ordering agreements.


RESEARCH AND DEVELOPMENT

     Company-sponsored research and development costs including bid and proposal costs were $101.9 million for 2000, $76.1 million for 1999, and $59.9 million for 1998. Customer-funded research and development were $299.3 million for 2000, $226.3 million for 1999, and $181.4 million for 1998.


CONTINGENCIES

     We are engaged in providing products and services under contracts with the U.S. Government and to a lesser degree, under foreign government contracts, some of which are funded by the U.S. Government. All such contracts are subject to extensive legal and regulatory requirements, and, periodically, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. Under government procurement regulations, an indictment by a federal grand jury could result in the suspension for a period of time from eligibility for awards of new government contracts. A conviction could result in debarment from contracting with the federal government for a specified term. Additionally, in the event that U.S. Government expenditures for products and services of the type we manufacture and provide are reduced, and not offset by greater commercial sales or other new programs or products, or acquisitions, there may be a reduction in the volume of contracts or subcontracts awarded to us.

     We continually assess our obligations with respect to applicable environmental protection laws. While it is difficult to determine the timing and ultimate cost to be incurred in order to comply with these laws, based upon available internal and external assessments, with respect to those environmental loss contingencies of which we are aware, we believe that even without considering potential insurance recoveries, if any, there are no environmental loss contingencies that, individually or in the aggregate, would be material to our consolidated results of operations. Also, we have been periodically subject to litigation, claims or assessments and various contingent liabilities incidental to our business. We accrue for these contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

     With respect to those investigative actions, items of litigation, claims or assessments of which we are aware, we are of the opinion that the probability is remote that, after taking into account certain provisions that have been made with respect to these matters, the ultimate resolution of any such investigative actions, items of litigation, claims or assessments will have a material adverse effect on our financial position or results of operations.

     On December 27, 2000, we filed a complaint against Raytheon and Raytheon Technical Services Company in the Court of Chancery for the State of Delaware in and for New Castle County, alleging that

Raytheon failed to disclose material liabilities in connection with the sale of TDTS to us in February 2000. Specifically, the complaint alleges that Raytheon misrepresented the financial liabilities associated with the AVCATT contract which will cause us to incur damages of approximately $100 million. We assumed the AVCATT contract as part of our acquisition of TDTS from Raytheon which was completed in February 2000. The complaint seeks rescission of the TDTS Asset Purchase and Sale Agreement and alternatively, rescission of the AVCATT contract, rescissory damages and breach of contract.


RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value and is effective for all quarters of fiscal years beginning after June 15, 2000. We do not expect SFAS 133 to have a material impact on our consolidated results of operations or financial position.

     In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140"), which replaces SFAS 125. SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. We do not expect SFAS 140 to have a material impact on our consolidated results of operations or financial position.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation -- An Interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 clarifies the definition of an employee for purposes of calculating stock-based compensation, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is primarily effective July 1, 2000, with some provisions effective earlier. We have adopted the accounting and disclosures required by FIN 44 for all periods presented.


INFLATION

     The effect of inflation on our sales and earnings has not been significant. Although a majority of our sales are made under long-term contracts, the selling prices of such contracts, established for deliveries in the future, generally reflect estimated costs to be incurred in these future periods. In addition, some contracts provide for price adjustments through escalation clauses.


FORWARD-LOOKING STATEMENTS

     Certain of the matters discussed concerning our operations, cash flows, financial position, economic performance, and financial condition, including in particular, the likelihood of our success in developing and expanding our business and the realization of sales from backlog, include forward- looking statements within the meaning of section 27A of the Securities Act and Section 21E of the Exchange Act.

     Statements that are predictive in nature, that depend upon or refer to events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions are forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flow, research and development costs, working capital, capital expenditures and other projections, they are subject to several risks and uncertainties, and therefore, we can give no assurance that these statements will be achieved.

     Such statements will also be influenced by factors such as:

     o our dependence on the defense industry and the business risks peculiar to that industry including changing priorities or reductions in the U.S. Government defense budget;

     o our reliance on contracts with a limited number of agencies of, or contractors to, the U.S. Government and the possibility of termination of government contracts by unilateral government action or for failure to perform;

     o the ability to obtain or the timing of obtaining future government contracts;

     o   the availability of government funding and customer requirements;

     o economic conditions, competitive environment, international business and political conditions, timing of international awards and contracts;

     o our extensive use of fixed price contracts as compared to cost plus contracts;

     o our ability to identify future acquisition candidates or to integrate acquired operations;

     o   the rapid change of technology in the communication equipment industry;

     o   the high level of competition in the communications equipment industry;

     o our introduction of new products into commercial markets or our investments in commercial products or companies;

     o the significant amount of our debt and the restrictions contained in our debt agreements;

     o   collective bargaining agreements and labor disputes; and

     o pension, environmental or legal matters or proceedings and various other market, competition and industry factors, many of which are beyond our control.


     Readers of this document are cautioned that our forward-looking statements are not guarantees of future performance and the actual results or developments may differ materially from the expectations expressed in the forward-looking statements.

     As for the forward-looking statements that relate to future financial results and other projections, actual results will be different due to the inherent uncertainties of estimates, forecasts and projections and may be better or worse than projected. Given these uncertainties, you should not place any reliance on these forward-looking statements. These forward-looking statements also represent our estimates and assumptions only as of the date that they were made. We expressly disclaim a duty to provide updates to these forward-looking statements, and the estimates and assumptions associated with them, after the date of this filing to reflect events or changes or circumstances or changes in expectations or the occurrence of anticipated events.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Data regarding quantitative and qualitative disclosures related to the Company's market risk sensitive financial instruments are presented in "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources -- Market Risks" included herein under Item 7 and in Note 8 to the consolidated financial statements.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Financial Statements beginning on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table provides information concerning the directors and executive officers of the Registrants as of March 7, 2001.




NAME                                   AGE                        POSITION
-----------------------------------   -----   ------------------------------------------------
Frank C. Lanza ....................    69      Chairman, Chief Executive Officer and Director
Robert V. LaPenta .................    55      President, Chief Financial Officer and Director
Michael T. Strianese ..............    44      Vice President -- Finance
Christopher C. Cambria ............    42      Vice President -- General Counsel and Secretary
David T. Butler III ...............    44      Vice President -- Planning
Lawrence W. O'Brien ...............    51      Vice President -- Treasurer
Joseph S. Paresi ..................    45      Vice President -- Product Development
Lawrence H. Schwartz ..............    63      Vice President -- Business Development
Jimmie V. Adams ...................    64      Vice President -- Washington D.C. Operations
Robert W. RisCassi ................    64      Vice President -- Washington D.C. Operations
Charles J. Schafer ................    53      Vice President -- Business Operations
Ralph G. D'Ambrosio ...............    33      Controller
David J. Brand(1) .................    39      Director
Thomas A. Corcoran ................    56      Director
Alberto M. Finali .................    46      Director
Robert B. Millard(2) ..............    50      Director
John E. Montague(2) ...............    46      Director
John M. Shalikashvili(1) ..........    64      Director
Arthur L. Simon(1) ................    69      Director
Alan H. Washkowitz(2) .............    60      Director

----------
(1)   Member of the Audit Committee.

(2)   Member of the Compensation Committee.


     All Executive Officers serve at the discretion of the Board of Directors.

     The remaining information called for by Item 10 is incorporated herein by reference to the definitive proxy statement relating to Annual Meeting of Shareholders of L-3 Holdings, to be held on April 26, 2001. L-3 Holdings will file such definitive proxy statement with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.


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

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(a) 1. FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT:


                                                                                           PAGE
                                                                                          NUMBER
                                                                                         -------
Report of Independent Auditors .......................................................     F-2
Consolidated Balance Sheets as of December 31, 2000 and December 31, 1999 ............     F-3
Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and
 1998 ................................................................................     F-4
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000,
 1999 and 1998 .......................................................................     F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and
 1998 ................................................................................     F-6
Notes to Consolidated Financial Statements ...........................................     F-7

(a) 2. FINANCIAL STATEMENT SCHEDULES

     Not applicable


(b) REPORTS FILED ON FORM 8-K.

     Report filed on November 16, 2000 regarding the planned offer of Convertible Senior Subordinated Notes due 2009 in a private placement.

     Report filed on November 17, 2000 regarding the sale of Convertible Senior Subordinated Notes due 2009 in a private placement.


(c) EXHIBITS

     Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference to such previous filings.


 EXHIBIT NO.                                   DESCRIPTION OF EXHIBIT
-------------                                  ----------------------
    3.1       Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement of Form S-1 No.
              333-46975).
    3.2       By laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 No. 333-46975)
    4.1       Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the
              Registrant's Registration Statement on Form S-1 No. 333-46975).
   10.3       Indenture dated as of April 30, 1997 between L-3 Communications Corporation and The
              Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to L-3
              Communications Corporation's Registration Statement on Form S-4 No. 333-31649).
   10.6       Employment Agreement dated April 30, 1997 between Frank C. Lanza and L-3
              Communications Holdings, Inc. (incorporated by reference to Exhibit 10.5 to the
              Registrant's Registration Statement on Form S-1 No. 333-46975).
   10.7       Employment Agreement dated April 30, 1997 between Robert V. LaPenta and L-3
              Communications Holdings, Inc. (incorporated by reference to Exhibit 10.51 to the
              Registrant Statement on Form S-1 No. 333-46975).
   10.10      Form of Stock Option Agreement of Employee Options (incorporated by reference to
              Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 No. 333-46975).
   10.11      1997 Stock Option Plan for Key Employees (incorporated by reference to Exhibit 10.11 to Registrant's Registration Statement on Form S-1, No. 333-70125).

   EXHIBIT NO.                                     DESCRIPTION OF EXHIBIT
-----------------                                  ----------------------
      10.12       Non-Qualified Stock Option Agreement dated as of April 30, 1997 by and between L-3
                  Communications Holdings, Inc. and Frank C. Lanza (incorporated by reference to
                  Exhibit 10.12 to Registrant" Registration Statement on Form S-1, No. 333-70125).
      10.13       Non-Qualified Stock Option Agreement dated as of April 30, 1997 by and between L-3
                  Communications Holdings, Inc. and Robert V. LaPenta (incorporated by reference to
                  Exhibit 10.13 to Registrant's Registration Statement on Form S-1, No. 333-70125).
      10.15       Option Plan for Non-Employee Directors of L-3 Communication's Holdings, Inc.
                  (incorporated by reference to Exhibit 10.15 to Registrant's annual report on Form 10-K filed on March 31, 1999).
      10.16       1999 Long Term Performance Plan dated as of April 27, 1999 (incorporated by reference to Exhibit 10.16 to the Registrant's annual report on Form 10-K filed on March 30,
                  2000).
      10.20       L-3 Communications Corporation Pension Plan (incorporated by reference to Exhibit
                  10.10 to the Registrant's Registration Statement on Form S-1 No. 333-46975).
      10.31       Indenture dated as of May 22, 1998 between L-3 Communications Corporation and The
                  Bank of New York, as Trustee (incorporated by reference to Exhibit 10.6 to L-3
                  Communications Corporation's Registration Statement on Form S-4 No. 333-70199).
      10.32       Indenture dated as of December 11, 1998 among L-3 Communications Corporation, the
                  Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.32 to Registrant's Registration Statement on Form S-1, No.
                  333-70125).
    **10.33       Indenture dated as of November 21, 2000 among L-3 Communications Holdings, Inc., the Guarantors named therein and the Bank of New York, as Trustee.
    **10.34       Purchase Agreement dated as of November 21, 2000 between L-3 Communications
                  Holdings, Inc. and Lehman Brothers Inc.
    **10.35       Registration Rights Agreement dated as of November 21, 2000 among L-3
                  Communications Holdings, Inc., the Guarantors included therein and Lehman Brothers
                  Inc.
    **10.40       Consent, Waiver and First Amendment to Amended and Restated 364 Day Credit
                  Agreement dated as of April 28, 2000 among L-3 Communications Corporation and lenders named therein.
    **10.41       Consent, Waiver and First Amendment to Second Amended and Restated Credit
                  Agreement dated as of April 28, 2000 among L-3 Communications Corporation and lenders named therein.
    **10.42       Consent, Waiver and First Amendment to New 364 Day Credit Agreement dated as of
                  April 28, 2000 among L-3 Communications Corporation and lenders named therein.
    **10.43       New 364 Day Credit Agreement dated as of April 24, 2000 among L-3 Communications
                  Corporation and lenders named therein.
    **10.44       Amended and Restated 364 Day Credit Agreement dated as of April 24, 2000 among
                  L-3 Communications Corporation and lenders named therein.
    **10.45       Second Amended and Restated Credit Agreement dated as of April 24, 2000 among L-3
                  Communications Corporation and lenders named therein.
    **10.46       Consent and Third Amendment to Amended and Restated 364 Day Credit Agreement dated as of November 16, 2000 among L-3 Communications Corporation and lenders named therein.
    **10.47       Consent and Second Amendment to New 364 Day Credit Agreement dated as of November 16, 2000 among L-3 Communications Corporation and lenders named therein.
    **10.48       Consent and Second Amendment to Second Amended and Restated Credit Agreement dated as of November 16, 2000 among L-3 Communications Corporation and lenders named therein.
    **10.91       Asset Purchase Agreement relating to the Honeywell TCAS Business by and among
                  Honeywell Inc., L-3 Communications Corporation and, solely in respect of the Guaranty in Article XIV, Honeywell International Inc. dated as of February 10, 2000.
    **10.92       Asset Purchase and Sale Agreement, dated January 7, 2000 by and between L-3
                  Communications Corporation and Raytheon Company.
     *11          L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and
                  Diluted Earnings Per Share.
    **12          Ratio of Earnings to Fixed Charges.
    **21          Subsidiaries of the Registrant.
    **23.1        Consent of PricewaterhouseCoopers LLP.

----------
* The information required in this exhibit is presented on Note 10 to the Consolidated Financial Statements as of December 31, 2000 in accordance with the provisions of SFAS No. 128, Earnings Per Share.

**    Filed herewith

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on March 9, 2001.


                                        L-3 COMMUNICATIONS HOLDINGS, INC.
                                        L-3 COMMUNICATIONS CORPORATION


                                        By: /s/ Robert V. LaPenta
                                            ------------------------------------

                                            Name: Robert V. LaPenta
                                            Title: President and Chief Financial
                                            Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrants on March 9, 2001 and in the capacities indicated.




             SIGNATURE                                          TITLE
             ---------                                          -----
         /s/ Frank C. Lanza           Chairman, Chief Executive Officer (Principal
---------------------------------     Executive Officer) and Director
           Frank C. Lanza

          /s/ Robert V. LaPenta       President, Chief Financial Officer (Principal Financial
---------------------------------     Officer) and Director
           Robert V. LaPenta

        /s/ Michael T. Strianese      Vice President -- Finance (Principal Accounting
---------------------------------     Officer)
           Michael T. Strianese

         /s/ David J. Brand           Director
---------------------------------
           David J. Brand

         /s/ Thomas A. Corcoran       Director
---------------------------------
            Thomas A. Corcoran

          /s/ Alberto M. Finali       Director
---------------------------------
          Alberto M. Finali

          /s/ Robert B. Millard       Director
---------------------------------
          Robert B. Millard

           /s/ John E. Montague       Director
---------------------------------
          John E. Montague

        /s/ John M. Shalikashvili     Director
---------------------------------
          John M. Shalikashvili

         /s/ Arthur L. Simon          Director
---------------------------------
           Arthur L. Simon

         /s/ Alan H. Washkowitz       Director
---------------------------------
            Alan H. Washkowitz

                          INDEX TO FINANCIAL STATEMENTS

     Consolidated Financial Statements as of December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999 and 1998.



Report of Independent Auditors .......................................................   F-2
Consolidated Balance Sheets as of December 31, 2000 and December 31, 1999 ............   F-3
Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and
 1998 ................................................................................   F-4
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000,
 1999 and 1998 .......................................................................   F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and
 1998 ................................................................................   F-6
Notes to Consolidated Financial Statements ...........................................   F-7

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of L-3 Communications Holdings, Inc.


We have audited the accompanying consolidated balance sheets of L-3 Communications Holdings, Inc. ("L-3 Holdings") and L-3 Communications Corporation ("L-3 Communications") and subsidiaries (collectively, the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of L-3 Holdings and L-3 Communications as of December 31, 2000 and 1999, their respective consolidated results of operations and cash flows for each of the three years ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                                  /s/ PricewaterhouseCoopers LLP


1177 Avenue of the Americas
New York, New York
February 6, 2001

                      L-3 COMMUNICATIONS HOLDINGS , INC.
                      AND L-3 COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                        DECEMBER 31,
                                                               ------------------------------
                                                                    2000             1999
                                                               --------------   -------------
                            ASSETS
Current assets:
 Cash and cash equivalents .................................     $   32,680      $   42,788
 Contracts in process ......................................        700,133         479,143
 Deferred income taxes .....................................         89,732          32,985
 Other current assets ......................................          7,025           7,761
                                                                 ----------      ----------
   Total current assets ....................................        829,570         562,677
                                                                 ----------      ----------
Property, plant and equipment, net .........................        156,128         140,971
Intangibles, primarily goodwill ............................      1,371,368         821,552
Deferred income taxes ......................................         57,111          56,858
Other assets ...............................................         49,367          46,683
                                                                 ----------      ----------
   Total assets ............................................     $2,463,544      $1,628,741
                                                                 ==========      ==========
              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable, trade ...................................     $  159,901      $   98,693
 Accrued employment costs ..................................        102,606          70,618
 Accrued expenses ..........................................         55,576          29,030
 Customer advances .........................................         55,203          56,738
 Accrued interest ..........................................         16,335          12,683
 Income taxes ..............................................          7,251           2,715
 Other current liabilities .................................         71,797          36,680
                                                                 ----------      ----------
   Total current liabilities ...............................        468,669         307,157
                                                                 ----------      ----------
Pension and postretirement benefits ........................        105,523         110,262
Other liabilities ..........................................        101,783          23,147
Long-term debt .............................................      1,095,000         605,000
Commitments and contingencies
Shareholders' equity:
 L-3 Holdings' common stock; $.01 par value; authorized
   100,000,000 shares, issued and outstanding 33,606,645 and
   32,794,547 shares (L-3 Communications' common stock;
   $.01 par value, 100 shares authorized, issued and
   outstanding) ............................................        515,926         483,694
 Retained earnings .........................................        186,272         103,545
 Unearned compensation .....................................         (2,457)         (1,661)
 Accumulated other comprehensive loss ......................         (7,172)         (2,403)
                                                                 ----------      ----------
Total shareholders' equity .................................        692,569         583,175
                                                                 ----------      ----------
   Total liabilities and shareholders' equity ..............     $2,463,544      $1,628,741
                                                                 ==========      ==========

                 See notes to consolidated financial statements.

                      L-3 COMMUNICATIONS HOLDINGS , INC.
                       AND L-3 COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------
                                                     2000              1999              1998
                                               ---------------   ---------------   ---------------
Sales ......................................     $ 1,910,061       $ 1,405,462       $ 1,037,045
Costs and expenses .........................       1,687,343         1,254,976           936,696
                                                 -----------       -----------       -----------
Operating income ...........................         222,718           150,486           100,349
Interest and other income ..................           4,393             5,534             2,659
Interest expense ...........................          93,032            60,590            49,558
                                                 -----------       -----------       -----------
Income before income taxes .................         134,079            95,430            53,450
Provision for income taxes .................          51,352            36,741            20,899
                                                 -----------       -----------       -----------
Net income .................................     $    82,727       $    58,689       $    32,551
                                                 ===========       ===========       ===========
L-3 Holdings' earnings per common share:
 Basic .....................................     $      2.48       $      1.83       $      1.32
                                                 ===========       ===========       ===========
 Diluted ...................................     $      2.37       $      1.75       $      1.26
                                                 ===========       ===========       ===========
L-3 Holdings' weighted average common shares
 outstanding:
 Basic .....................................          33,355            32,107            24,679
                                                 ===========       ===========       ===========
 Diluted ...................................          34,953            33,516            25,900
                                                 ===========       ===========       ===========

                 See notes to consolidated financial statements.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                (IN THOUSANDS)


                                     L-3 HOLDINGS'
                                      COMMON STOCK                                                    ACCUMULATED
                                   ------------------    ADDITIONAL                                      OTHER
                                    SHARES      PAR       PAID-IN      RETAINED       UNEARNED       COMPREHENSIVE
                                    ISSUED     VALUE      CAPITAL      EARNINGS     COMPENSATION     INCOME (LOSS)      TOTAL
                                   --------   -------   -----------   ----------   --------------   --------------   -----------
Balance December 31, 1997 ......    17,056     $171      $101,191      $ 12,305                                       $113,667
Comprehensive income:
 Net income ....................                                         32,551                                         32,551
 Minimum pension liability
  adjustment, net of tax .......                                                                       $ (9,514)        (9,514)
 Foreign currency translation
  adjustment ...................                                                                           (137)          (137)
                                                                                                                      --------
                                                                                                                        22,900
Shares issued:
 Sale of common stock ..........     6,900       69       139,431                                                      139,500
 Employee benefit plans ........        22       --           967                                                          967
 Exercise of stock options .....       480        5         3,887                                                        3,892
 Conversion of common
  stock subject to
  repurchase agreement .........     2,944       29        19,019                                                       19,048
                                    ------     ----      --------       -------       --------         --------       --------
Balance December 31, 1998 ......    27,402      274       264,495        44,856                          (9,651)       299,974
Comprehensive income:
 Net income ....................                                         58,689                                         58,689
 Minimum pension liability
  adjustment, net of tax .......                                                                          9,443          9,443
 Unrealized loss on
  securities, net of tax .......                                                                           (970)          (970)
 Foreign currency translation
  adjustment ...................                                                                         (1,225)        (1,225)
                                                                                                                      --------
                                                                                                                        65,937
Shares issued:
 Sale of common stock ..........     5,000       50       201,763                                                      201,813
 Employee benefit plans ........       163        2         6,991                                                        6,993
 Acquisition consideration .....       151        2         6,432                                                        6,434
 Exercise of stock options .....        79       --         1,764                                                        1,764
Grant of restricted stock ......                            1,921                     $ (1,921)                             --
Amortization of unearned
 compensation ..................                                                           260                             260
                                    ------     ----      --------       -------       --------         --------       --------
Balance December 31, 1999 ......    32,795      328       483,366       103,545         (1,661)          (2,403)       583,175
Comprehensive income:
 Net income ....................                                         82,727                                         82,727
 Minimum pension liability
  adjustment, net of tax .......                                                                           (819)          (819)
 Foreign currency translation
  adjustment ...................                                                                         (1,222)        (1,222)
 Unrealized loss on
  securities, net of tax .......                                                                         (2,728)        (2,728)
                                                                                                                      --------
                                                                                                                        77,958
Shares issued:
 Employee benefit plans ........       235        2        12,640                                                       12,642
 Exercise of stock options .....       577        6        18,056                                                       18,062
Grant of restricted stock ......                            1,512                       (1,512)                             --
Amortization of unearned
 compensation ..................                                                           716                             716
Other ..........................                               16                                                           16
                                    ------     ----      --------       -------       --------         --------       --------
Balance December 31, 2000 ......    33,607     $336      $515,590      $186,272       $ (2,457)        $ (7,172)      $692,569
                                    ======     ====      ========      ========       ========         ========       ========

                 See notes to consolidated financial statements.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)

                                                                              YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------------
                                                                        2000            1999            1998
                                                                    ------------   -------------   -------------
OPERATING ACTIVITIES:
Net income ......................................................    $   82,727     $   58,689      $   32,551
Goodwill amortization ...........................................        35,327         20,970          13,966
Depreciation and other amortization .............................        38,927         32,748          26,389
Amortization of deferred debt issue costs .......................         5,724          3,904           2,564
Deferred income tax provision ...................................        25,103         28,831          19,786
Other noncash items .............................................        12,517          6,617             967
Changes in operating assets and liabilities, net of amounts
acquired:
 Contracts in process ...........................................       (66,402)       (61,670)        (23,807)
 Other current assets ...........................................        (2,599)           (70)             48
 Other assets ...................................................          (416)           552            (376)
 Accounts payable ...............................................        38,065          2,896          23,480
 Accrued employment costs .......................................         6,239          2,052           8,653
 Accrued expenses ...............................................         2,274         (6,280)            (90)
 Customer advances ..............................................       (17,087)         5,766         (12,132)
 Accrued interest ...............................................         3,637          5,985           2,279
 Income taxes ...................................................        13,161          3,917             331
 Other current liabilities ......................................       (59,286)       (13,554)        (12,281)
 Pension and postretirement benefits ............................        (7,214)         1,788              18
 Other liabilities ..............................................         1,959          7,102           2,873
 All other operating activities .................................         1,149         (1,225)           (137)
                                                                     ----------     ----------      ----------
Net cash from operating activities ..............................       113,805         99,018          85,082
                                                                     ----------     ----------      ----------
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired .................      (599,608)      (272,195)       (447,988)
Proceeds from net assets held for sale ..........................            --             --           6,653
Capital expenditures ............................................       (33,580)       (23,456)        (23,429)
Disposition of property, plant and equipment ....................        18,060          6,713             970
Other investing activities ......................................         6,905          4,136          (9,069)
                                                                     ----------     ----------      ----------
Net cash (used in) investing activities .........................      (608,223)      (284,802)       (472,863)
                                                                     ----------     ----------      ----------
FINANCING ACTIVITIES:
Repayment of borrowings under term loan facilities ..............            --             --        (172,000)
Borrowings under revolving credit facility ......................       858,500         74,700         367,000
Repayment of borrowings under revolving credit facility .........      (668,500)       (74,700)       (367,000)
Proceeds from sale of senior subordinated notes .................            --             --         380,000
Proceeds from sale of convertible senior subordinated notes             300,000             --              --
Proceeds from sale of L-3 Holdings' common stock, net ...........            --        201,582         139,500
Debt issuance costs .............................................       (12,916)          (323)        (14,173)
Proceeds from exercise of stock options .........................         8,954            658           3,110
Other financing activities ......................................        (1,728)           525              --
                                                                     ----------     ----------      ----------
Net cash from financing activities ..............................       484,310        202,442         336,437
                                                                     ----------     ----------      ----------
Net increase (decrease) in cash .................................       (10,108)        16,658         (51,344)
Cash and cash equivalents, beginning of period ..................        42,788         26,130          77,474
                                                                     ----------     ----------      ----------
Cash and cash equivalents, end of period ........................    $   32,680     $   42,788      $   26,130
                                                                     ==========     ==========      ==========

                 See notes to consolidated financial statements.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


1. DESCRIPTION OF BUSINESS

     L-3 Communications Holdings, Inc. derives all its operating income and cash flow from its wholly-owned subsidiary L-3 Communications Corporation ("L-3 Communications"). L-3 Communications Holdings, Inc. ("L-3 Holdings", and together with its subsidiaries, "L-3" or "the Company") is a merchant supplier of sophisticated secure communication systems and specialized communication products. The Company produces secure, high data rate communication systems, training and simulation systems avionics and ocean products, telemetry, instrumentation and space products and microwave components. These systems and products are critical elements of virtually all major communication, command and control, intelligence gathering and space systems. The Company's systems and specialized products are used to connect a variety of airborne, space, ground- and sea-based communication systems and are used in the transmission, processing, recording, monitoring and dissemination functions of these communication systems. The Company's customers include the U.S. Department of Defense ("DoD"), certain U.S. Government intelligence agencies, major aerospace and defense contractors, foreign governments, commercial customers and certain other U.S. Government agencies. The Company has two reportable segments, Secure Communication Systems and Specialized Communication Products.

     Secure Communication Systems. This segment provides secure, high data rate communications systems for military and other U.S. Government reconnaissance and surveillance applications. The major secure communication programs and systems include:

     o secure data links for airborne, satellite, ground- and sea-based remote platforms for real time information collection and dissemination to users;

     o strategic and tactical signal intelligence systems that detect, collect, identify, analyze and disseminate information;

     o   secure telephone and network equipment and encryption management;

     o   communication software support services; and

     o communication systems for surface and undersea vessels and manned space flights.

     The Secure Communication Systems segment includes the training and simulation business, which produces advanced simulation and training products, with high-fidelity representations of cockpits and operator stations for aircraft and vehicle system simulation. This segment also provides a full range of teaching, training, logistic and training device support services to domestic and international military customers, and ballistic targets for the DoD.

     Specialized Communication Products. This segment supplies products to military and commercial customers, and focuses on niche markets in which the Company believes it can achieve a market leadership position. This reportable segment includes three product categories:

     o avionics and ocean products including aviation recorders, airborne collision avoidance products, displays, antennas, acoustic undersea warfare products and naval power distribution, conditioning, switching and protection equipment;

     o telemetry, instrumentation and space products including commercial off-the-shelf, real-time data collection and transmission products and components for missile, aircraft and space-based electronic systems; and

     o microwave components including commercial off-the-shelf, high-performance microwave components and frequency monitoring equipment.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION: The accompanying financial statements comprise the consolidated financial statements of L-3 Holdings and L-3 Communications. L-3 Holdings' only asset is its investment in L-3 Communications. The only debt obligation of L-3 Holdings are the 5.25% Convertible Senior Subordinated Notes. L-3 Holdings has also guaranteed the borrowings under the senior credit facilities of L-3 Communications. Because the 5.25% Convertible Senior Subordinated Notes of L-3 Holdings have been jointly, severally, fully and unconditionally guaranteed by L-3 Communications and certain of its domestic subsidiaries, such debt has been reflected as debt of L-3 Communications in its consolidated financial statement in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 54. In addition, all issuances of equity securities including grants of stock options and restricted stock by L-3 Holdings to employees of L-3 Communications have been reflected in the consolidated financial statements of L-3 Communications. As a result, the consolidated financial positions, results of operations and cash flows of L-3 Holdings and L-3 Communications are substantially the same.

     PRINCIPLES OF CONSOLIDATION: The consolidated financial statements of the Company include all wholly owned and significant majority-owned subsidiaries. Investments over which the Company has significant influence but does not have voting control are accounted for by the equity method.

     CASH AND CASH EQUIVALENTS: Cash equivalents consist of highly liquid investments with a maturity of three months or less at time of purchase.

     REVENUE RECOGNITION: Sales on production-type contracts which are within the scope of the American Institute of Certified Public Accountants Statement of Position 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts ("SOP 81-1") are recorded as units are shipped and profits applicable to such shipments are recorded pro rata based upon estimated total profit at completion of the contract. Sales and profits on cost reimbursable contracts which are within the scope of SOP 81-1 are recognized as costs are incurred. Sales and estimated profits under other long-term contracts which are within the scope of SOP 81-1 are recognized under the percentage of completion method of accounting using the cost-to-cost method. Amounts representing contract change orders or claims are included in sales only when they can be reliably estimated and their realization is reasonably assured. Losses on contracts are recognized when determined. The impact of revisions in profit estimates are recognized on a cumulative catch-up basis in the period in which the revisions are made. Sales which are not within the scope of SOP 81-1 are recognized in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101.

     CONTRACTS IN PROCESS: Costs accumulated on contracts in process include direct costs and manufacturing overhead costs, and for U.S. Government contracts and contracts with prime contractors or subcontractors of the U.S. Government, general and administrative costs, independent research and development costs and bid and proposal costs. Contracts in process contain amounts relating to contracts and programs with long performance cycles, a portion of which may not be realized within one year. Unbilled contract receivables represent accumulated recoverable costs and earned profits on contracts in process that have been recorded as sales, but have not yet been billed to customers. Inventoried contract costs represent recoverable costs incurred on contracts in process. Inventories other than inventoried contract costs are stated at the lower of cost or market primarily using the average cost method. Under the contractual arrangements on certain contracts with the U.S. Government, the Company receives progress payments as it incurs costs. The U.S. Government has a security interest in the unbilled contract receivables and inventoried contract costs to which progress payments have been applied, and such progress payments are reflected as an offset against the related unbilled contract receivables and inventoried contract costs. Other customer advances are classified as current liabilities.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

     DEBT ISSUANCE COSTS: Costs incurred to issue debt are deferred and amortized as interest expense over the term of the related debt using a method that approximates the effective interest method.

     INTANGIBLES: Intangibles consist primarily of the excess of the purchase cost of acquired businesses over the fair value of net assets acquired ("goodwill") and are amortized on a straight-line basis over periods ranging from 15 to 40 years. Accumulated goodwill amortization was $76,001 at December 31, 2000 and $40,147 at December 31, 1999. The carrying amount of goodwill is evaluated on a recurring basis. Current and estimated future profitability and undiscounted cash flows excluding financing costs of the acquired businesses are the primary indicators used to assess the recoverability of goodwill. For the years ended December 31, 2000 and 1999, there were no material adjustments to the carrying amounts of goodwill resulting from these evaluations.

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

     RESEARCH AND DEVELOPMENT: Research and development costs sponsored by the Company include bid and proposal costs related to government products and services. These costs generally are allocated among all contracts in progress under U.S. Government contractual arrangements. Customer-funded research and development costs incurred pursuant to contracts are accounted for as direct contract costs.

     STOCK OPTIONS: In accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations, compensation expense for stock options is recognized in income based on the excess, if any, of L-3 Holdings' fair value of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. When the exercise price for stock options granted to employees equals or exceeds the fair value of the L-3 Holdings common stock at the date of grant, the Company does not recognize compensation expense. The Company has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

     USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs and expenses during the reporting period. The most significant of these estimates and assumptions relate to contract estimates of sales and costs, estimated costs in excess of billings to complete contracts in process, estimates of pension and postretirement benefit obligations, recoverability of recorded amounts of fixed assets and goodwill, income taxes, litigation and environmental obligations. Actual results could differ from these estimates.

     RECENTLY ISSUED ACCOUNTING STANDARDS: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Hedging Activities ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value and is effective for all quarters of fiscal years beginning after June 15, 2000. The Company does not expect SFAS 133 to have a material impact on the consolidated results of operations or financial position.

     In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140"), which replaces SFAS 125. SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company does not expect SFAS 140 to have a material impact on the consolidated results of operations or financial position.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation -- An Interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 clarifies the definition of an employee for purposes of calculating stock-based compensation, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is primarily effective July 1, 2000, with some provisions effective earlier. The Company adopted the accounting and disclosures required by FIN 44 for all periods presented.

     RECLASSIFICATIONS: Certain reclassifications have been made to confirm prior-year amounts to the current-year presentation.


3. ACQUISITIONS AND DIVESTITURES

     On January 8, 1999 the Company acquired all of the outstanding common stock of Microdyne Corporation ("Microdyne") for $94,228 in cash including expenses and the repayment of assumed debt, net of cash acquired. On April 16, 1999 the Company acquired all of the outstanding common stock of Aydin Corporation ("Aydin") for $60,034 in cash including expenses, net of cash acquired. On June 30, 1999 the Company acquired all the outstanding common stock of Interstate Electronics Corporation ("IEC") from Scott Technologies Inc. for $40,610 in cash including expenses. On December 31, 1999, the Company acquired the assets of the Space and Navigation Systems business ("SNS") of Honeywell International Inc. ("Honeywell") for $55,000 in cash, plus expenses, subject to adjustment based on closing date net assets, as defined.

     On February 10, 2000, the Company acquired the assets of the Training Devices and Training Services ("TDTS") business of Raytheon Company for $160,000 in cash plus expenses, subject to adjustment based on closing date net working capital, as defined. Following the acquisition, the Company changed TDTS's name to L-3 Communications Link Simulation and Training ("Link Simulation and Training").

     On February 14, 2000, the Company acquired the assets of Trex Communications Corporation ("TrexCom") for $50,210 in cash, plus expenses, subject to adjustment based on closing date net worth, as defined.

     On April 28, 2000, the Company acquired the Traffic Alert and Collision Avoidance System ("TCAS") product line from Honeywell for a purchase price of $239,594 in cash, including expenses. In

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

anticipation of the TCAS acquisition, on February 25, 2000, the Company entered into a Memorandum of Agreement with Thomson-CSF Sextant S.A. ("Sextant"), a subsidiary of Thomson-CSF, under which L-3 agreed to create a limited liability corporation for TCAS, contribute 100% of the TCAS assets to be acquired from Honeywell to the TCAS LLC, and sell a 30% interest in the TCAS LLC to Sextant for a cash purchase price equal to 30% of the final purchase price paid to Honeywell for TCAS (which is expected to be approximately $71,738). L-3 will consolidate the financial statements of the TCAS LLC. The Company expects to complete this transaction during the first half 2001.

     On June 30, 2000, the Company acquired all the outstanding stock of MPRI Inc. ("MPRI") for $35,686 in cash including expenses, subject to additional consideration not to exceed $4,000 based on the financial performance of MPRI for the year ending June 30, 2001.

     On July 11, 2000, the Company acquired 53.5% of the outstanding common stock of LogiMetrics, Inc. ("LogiMetrics") for $15,000, of which $8,500 of the purchase price was paid in cash at closing, and the balance was paid in installments that were completed in the first quarter of 2001. The Company also agreed to invest an additional $5,000 in cash during 2001 for additional common stock.

     On December 29, 2000, the Company acquired all of the outstanding common stock of Coleman Research Corporation ("Coleman"), a subsidiary of Thermo Electron Corporation for $60,000 in cash, subject to adjustment based on closing date net working capital, and additional consideration not to exceed $5,000 based on the financial performance of Coleman for the year ending December 31, 2001.

     All of the acquisitions were financed with cash on hand or borrowings on bank credit facilities.

     All of the Company's acquisitions have been accounted for as purchase business combinations and are included in the Company's results of operations from their respective effective dates. The assets and liabilities recorded in connection with the acquisitions of SNS, TDTS, TrexCom, TCAS, and LogiMetrics were $763,845 and $247,943. The assets and liabilities recorded in connection with the purchase price allocations for the acquisitions of MPRI and Coleman are based upon preliminary estimates of fair values for contracts in process, estimated costs in excess of billings to complete contracts in process, inventories, and deferred taxes. Actual adjustments will be based on the final purchase prices and final appraisals and other analyses of fair values which are in process. The Company has valued acquired contracts in process at contract price, less the estimated costs to complete and an allowance for normal profit on the Company's effort to complete such contracts. The preliminary assets and liabilities recorded in connection with the acquisitions of MPRI and Coleman were $118,611 and $22,855. The Company does not expect the differences between the preliminary and final purchase price allocations for the acquisitions to be material. Goodwill is amortized on a straight-line basis over periods of 40 years for SNS, TDTS, TCAS, Coleman and MPRI and 20 years for LogiMetrics and TrexCom.

     Had the acquisitions of TDTS, TCAS and Coleman and the related financing transactions occurred on January 1, 2000, the unaudited pro forma sales, net income and diluted earnings per share for the year ended December 31, 2000 would have been $2,072,300, $80,000 and $2.29. Had the acquisitions of Microdyne, Aydin, IEC, SNS, TDTS, TCAS and Coleman and related financing transactions occurred on January 1, 1999 the unaudited pro forma sales, net income and diluted earnings per share for the year ended December 31, 1999 would have been $2,058,900, $43,200 and $1.29. The pro forma results are based on various assumptions and are not necessarily indicative of the result of operations that would have occurred had the acquisitions and the related financing transactions occurred on January 1, 1999 and 2000.

     Interest and other income for the year ended December 31, 2000 includes gains of $14,940 from the sales of our interests in certain businesses. These gains were largely offset by losses of $12,456 on the write-down in the carrying value of certain investments and intangible assets. The net proceeds from the sales were $19,638, and are included in Other Investing Activities on the Statement of Cash Flows.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

4. CONTRACTS IN PROCESS


     The components of contracts in process are presented in the table below. The unbilled contract receivables, inventoried contract costs and unliquidated progress payments are principally related to contracts with the U.S. Government and prime contractors or subcontractors of the U.S. Government.


                                                         DECEMBER 31,
                                                   -------------------------
                                                       2000          1999
                                                   -----------   -----------
Billed receivables .............................    $ 319,780     $ 258,054
                                                    ---------     ---------
Unbilled contract receivables, gross ...........      279,474       123,969
Less: unliquidated progress payments ...........      (52,153)      (10,351)
                                                    ---------     ---------
 Unbilled contract receivables, net ............      227,321       113,618
                                                    ---------     ---------
Inventoried contract costs, gross ..............       72,504        65,967
Less: unliquidated progress payments ...........      (23,061)      (19,273)
                                                    ---------     ---------
 Inventoried contract costs, net ...............       49,443        46,694
Inventories at lower of cost or market .........      103,589        60,777
                                                    ---------     ---------
 Total contracts in process ....................    $ 700,133     $ 479,143
                                                    =========     =========

     The Company believes that approximately $203,000 of the unbilled contract receivables at December 31, 2000 will be billed and collected within one year.


     The selling, general and administrative ("SG&A") cost data presented in the table below have been used in the determination of the costs and expenses presented on the statements of operations.


                                                                 YEAR ENDED DECEMBER 31
                                                          ------------------------------------
                                                             2000         1999         1998
                                                          ----------   ----------   ----------
SG&A costs included in inventoried contract costs .....    $ 24,396     $ 23,637     $ 16,550
SG&A incurred costs ...................................     350,561      265,136      189,507
Independent research and development,
 including bid and proposal costs included in
 SG&A incurred costs ..................................     101,883       76,134       59,897

5. OTHER CURRENT LIABILITIES AND OTHER LIABILITIES


     At December 31, 2000, other current liabilities include $31,737 of estimated costs in excess of billings to complete contracts in process principally related to contracts assumed as part of the TDTS business that was acquired from Raytheon in February 2000, including the U.S. Army Aviation Combined Arms Tactical Trainer ("AVCATT") contract. At December 31, 2000, other liabilities include $59,641 for the non-current portion of estimated costs in excess of billings to complete contracts in process, principally for the AVCATT contract. At December 31, 1999, other current liabilities did not include any items in excess of 5% of total current liabilities. At December 31, 2000 and 1999, other liabilities did not include any items in excess of 5% of total liabilities.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

6. PROPERTY, PLANT AND EQUIPMENT


                                                                  DECEMBER 31,
                                                            ------------------------
                                                               2000          1999
                                                            ----------   -----------
Land ....................................................    $ 11,242     $  9,658
Buildings and improvements ..............................      25,942       30,071
Machinery, equipment, furniture and fixtures ............     178,603      137,665
Leasehold improvements ..................................      23,852       14,015
                                                             --------     --------
 Gross property, plant and equipment ....................     239,639      191,409
Less: accumulated depreciation and amortization .........      83,511       50,438
                                                             --------     --------
 Property, plant and equipment, net .....................    $156,128     $140,971
                                                             ========     ========

     Depreciation and amortization expense for property, plant and equipment was $36,158 for 2000, $29,554 for 1999, and $22,463 for 1998.


7. DEBT

     The components of long-term debt are presented in the table below.


                                                                        DECEMBER 31,
                                                                 --------------------------
                                                                      2000          1999
                                                                 -------------   ----------
Borrowings under Senior Credit Facilities ....................    $  190,000      $     --
10 3/8% Senior Subordinated Notes due 2007 ...................       225,000       225,000
8 1/2% Senior Subordinated Notes due 2008 ....................       180,000       180,000
8% Senior Subordinated Notes due 2008 ........................       200,000       200,000
5.25% Convertible Senior Subordinated Notes due 2009 .........       300,000            --
                                                                  ----------      --------
 Total long-term debt ........................................    $1,095,000      $605,000
                                                                  ==========      ========

     The borrowings under the Senior Credit Facilities, 10 3/8% Senior Subordinated Notes due 2007, 8 1/2% Senior Subordinated Notes due 2008 and 8% Senior Subordinated Notes due 2008 are the indebtedness of L-3 Communications. The 5.25% Convertible Senior Subordinated Notes due 2009 are the indebtedness of L-3 Holdings. Details on all of the outstanding debt of both L-3 Communications and L-3 Holdings are discussed below.

     L-3 Communications has three bank credit facilities that comprise Senior Credit Facilities and permit borrowings of up to $700,000, of which $400,946 is available after reductions for outstanding borrowing of $190,000 and letters of credit of $109,054. One facility for $200,000 expires on March 31, 2003 (the "Revolving Credit Facility"), a second facility for $200,000 expires August 9, 2001 (the "Revolving 364 Day Facility"), and a third facility for $300,000 expires on April 27, 2001 (the "New Revolving 364 Day Facility"). A portion of the Revolving 364 Day Facility may be extended, with the consent of the lenders for a period of 364 days following August 9, 2001 and L-3 Communications may convert the outstanding principal amount of any or all of the loans outstanding under the Revolving 364 Day Facility to term loans. In the event that any or all of the outstanding principal amount under the Revolving 364 Day Facility is converted, L-3 Communications would have to repay 20% of the resulting terms loans by August 16, 2001. L-3 Communications would have to repay the remaining 80% of the term loans in six consecutive quarterly installments commencing on September 30, 2001. During the first half of 2001, L-3 Communications intends to restructure the Revolving 364 Day Facility together with all of the Senior Credit Facilities to extend their maturities.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Borrowings under the Senior Credit Facilities bear interest, at L-3 Communications' option, at either: (i) a "base rate" equal to the higher of 0.50% per annum above the latest federal funds rate and the Bank of America "reference rate" (as defined) plus a spread ranging from 1.75% to 0.375% per annum depending on L-3 Communications' ratio of debt to EBITDA, as defined (the "Debt to EBITDA Ratio") at the time of determination or (ii) a "LIBOR rate" (as defined) plus a spread ranging from 2.75% to 1.25% per annum depending on L-3 Communications' Debt to EBITDA Ratio at the time of determination. At December 31, 2000 the weighted average interest rate on the borrowings outstanding under the Senior Credit Facilities was 8.5%. L-3 Communications pays commitment fees calculated on the daily amounts of the available unused commitments under the Senior Credit Facilities at a rate ranging from 0.50% to 0.20% per annum, depending on L-3 Communications' Debt to EBITDA Ratio in effect at the time of determination. L-3 Communications pays letter of credit fees calculated at a rate ranging from 1.375% to 0.625% per annum for performance letters of credit and 2.75% to 1.25% for all other letters of credit, in each case depending on L-3 Communications' Debt to EBITDA Ratio at the time of determination.

     In April 1997, L-3 Communications sold $225,000 of 10 3/8% Senior Subordinated Notes due May 1, 2007 (the "1997 Notes") with interest payable semi-annually on May 1 and November 1 of each year commencing November 1, 1997. The 1997 Notes are general unsecured obligations of L-3 Communications and are subordinated in right of payment to all existing and future senior debt of L-3 Communications. The 1997 Notes are subject to redemption at any time, at the option of L-3 Communications, in whole or in part, on or after May 1, 2002 at redemption prices (plus accrued and unpaid interest) starting at 105.188% of principal (plus accrued and unpaid interest) during the 12-month period beginning May 1, 2002 and declining annually to 100% of principal (plus accrued and unpaid interest) on May 1, 2005 and thereafter.

     In May 1998, L-3 Communications sold $180,000 of 8 1/2% Senior Subordinated Notes due May 15, 2008 (the "May 1998 Notes") with interest payable semi-annually on May 15 and November 15 of each year commencing November 15, 1998. The May 1998 Notes are general unsecured obligations of L-3 Communications and are subordinated in right of payment to all existing and future senior debt of L-3 Communications. The May 1998 Notes are subject to redemption at any time, at the option of L-3 Communications, in whole or in part, on or after May 15, 2003 at redemption prices (plus accrued and unpaid interest) starting at 104.250% of principal (plus accrued and unpaid interest) during the 12-month period beginning May 15, 2003 and declining annually to 100% of principal (plus accrued and unpaid interest) on May 15, 2006 and thereafter. In addition, prior to May 15, 2001, L-3 Communications may redeem up to 35% of the aggregate principal amount of the May 1998 Notes with the net proceeds of one or more equity offerings, at a price equal to 108.500% of the principal (plus accrued and unpaid interest) to the extent such proceeds are contributed (within 120 days of any such offering) to L-3 Communications as common equity, provided that at least 65% of the original aggregate principal amount of the May 1998 Notes remains outstanding thereafter.

     In December 1998, L-3 Communications sold $200,000 of 8% Senior Subordinated Notes due August 1, 2008 (the "December 1998 Notes") with interest payable semi-annually on February 1 and August 1 of each year commencing February 1, 1999. The December 1998 Notes are general unsecured obligations of L-3 Communications and are subordinated in right of payment to all existing and future senior debt of L-3 Communications. The December 1998 Notes are subject to redemption at any time, at the option of L-3 Communications, in whole or in part, on or after August 1, 2003 at redemption prices (plus accrued and unpaid interest) starting at 104% of principal (plus accrued and unpaid interest) during the 12-month period beginning August 1, 2003 and declining annually to 100% of principal (plus accrued and unpaid interest) on August 1, 2006 and thereafter. In addition, prior to August 1, 2001, L-3 Communications may redeem up to 35% of the aggregate principal amount of December 1998 Notes

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

with the net proceeds of one or more equity offerings, at a price equal to 108% of the principal (plus accrued and unpaid interest) and to the extent such proceeds are contributed (within 120 days of any such offering) to L-3 Communications as common equity, provided that at least 65% of the original aggregate principal amount of the December 1998 Notes remains outstanding.

     In the fourth quarter of 2000, L-3 Holdings sold $300,000 of 5.25% Convertible Senior Subordinated Notes (the "Convertible Notes") due June 1, 2009 in a private placement. Interest is payable semi-annually on June 1 and December 1 of each year commencing June 1, 2001. The Convertible Notes may be converted at any time into L-3 Holdings common stock at a conversion price of $81.50 per share. If all the Convertible Notes were converted, an additional 3,680,982 shares of L-3 Holdings common stock would have been outstanding at December 31, 2000. The Convertible Notes are general unsecured obligations of L-3 Holdings and are subordinated in right of payment to all existing and future senior debt of L-3 Holdings and L-3 Communications. The Convertible Notes are subject to redemption at any time, at the option of L-3 Holdings, in whole or in part, on or after December 1, 2003 at redemption prices (plus accrued and unpaid interest) starting at 102.625% of principal (plus accrued and unpaid interest) during the 12-month period beginning December 1, 2003 and declining annually to 100% of principal (plus accrued and unpaid interest) on December 1, 2005 and thereafter.

     Collectively the 1997 Notes, May 1998 Notes, December 1998 Notes comprise the "Senior Subordinated Notes". The maturities on the Senior Subordinated Notes and Convertible Notes are, $225,000 in 2007, $380,000 in 2008 and $300,000 in 2009.

     The Senior Credit Facilities, Senior Subordinated Notes and Convertible Notes agreements contain financial and other restrictive covenants that limit, among other things, the ability of the Company to borrow additional funds, dispose of assets, or pay cash dividends. The Senior Credit Facilities contain the most restrictive financial covenants which require that (i) the Company's Debt to EBITDA Ratio be less than or equal to 4.50 for the quarter ended December 31, 2000, and that the maximum allowable debt ratio, as defined, thereafter declining over time to less than or equal to 3.25 for the quarters ending September 30, 2002 and thereafter, and (ii) the Company's interest coverage ratio, as defined, be greater than or equal to 2.50 for the quarter ended December 31, 2000, and that the minimum allowable interest coverage ratio, as defined, thereafter increasing over time to greater than or equal to at least 3.00 for the quarters ending September 30, 2002 and thereafter. For purposes of calculating the financial covenants under the Senior Credit Facilities, the Convertible Notes are considered debt of L-3 Communications. The Senior Credit Facilities also limit the payment of dividends by L-3 Communications to L-3 Holdings except for payment of franchise taxes, fees to maintain L-3 Communications legal existence, interest accrued on the Convertible Notes or to provide for operating costs of up to $1,000 annually. Under the covenant, L-3 Communications may pay permitted dividends to L-3 Holdings from its excess cash flow, as defined, a cumulative amount of $5,000, provided that the debt ratio is less than 3.5 to 1 as of the most recent fiscal quarter. As a result, at December 31, 2000, $5,000 of L-3 Communications net assets were available for payment of dividends to L-3 Holdings. Through December 31, 2000 the Company was in compliance with these covenants at all times.

     In connection with the Senior Credit Facilities, the Company has granted the lenders a first priority lien on the stock of L-3 Communications and substantially all of its domestic subsidiaries. The borrowings under the Senior Credit Facilities are guaranteed by L-3 Holdings and by substantially all of the domestic subsidiaries of L-3 Communications. The payment of principal and premium, if any, and interest on the Senior Subordinated Notes is unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by all of L-3 Communications' restricted subsidiaries other than its foreign subsidiaries. Additionally, the Convertible Notes are jointly and severally guaranteed (the "Guarantees")

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

by certain existing and future domestic subsidiaries of L-3 Holdings, including L-3 Communications (the "Guarantors"). The Guarantees are subordinated in right of payment to all existing and future senior debt of the Guarantors and rank pari passu with the other senior subordinated indebtedness of the Guarantors.

     Pursuant to a registration rights agreement that L-3 Holdings entered into with the initial purchaser of the Convertible Notes, L-3 Holdings agreed to file a registration statement with the SEC within 135 days after the original issuance of the Convertible Notes to cover resales by holders of the Convertible Notes and the Guarantees and the L-3 Holdings common stock issuable upon conversion of the Convertible Notes. If L-3 Holdings does not file the registration statement with the SEC on or before April 5, 2001, liquidated damages, in the form of additional interest, will accrue on the Convertible Notes from April 5, 2001 to but excluding the day on which the registration statement is filed. In no event will liquidated damages exceed 0.50% per annum of the principal amount outstanding under the Convertible Notes. L-3 Holdings expects to file the registration statement with the SEC by the end of March 2001.


8. FINANCIAL INSTRUMENTS

     Fair Value of Financial Instruments. The Company's financial instruments consist primarily of cash and cash equivalents, billed receivables, investments, trade accounts payable, customer advances, Senior Credit Facilities, Senior Subordinated Notes, Convertible Notes, foreign currency forward contracts and interest rate cap and interest rate floor contracts. The carrying amounts of cash and cash equivalents, billed receivables, trade accounts payable, Senior Credit Facilities, and customer advances are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair value of the Company's investments are based on quoted market prices, as available, and historical costs which approximate fair value. The Senior Subordinated Notes are registered, unlisted public debt which are traded in the over-the-counter market and their fair values are based on quoted trading activity. The fair value of the Convertible Notes are based on quoted prices for the same or similar issues. The fair value of foreign currency forward contracts were estimated based on exchange rates at December 31, 2000 and 1999. The fair values of the interest rate caps and floor contracts were estimated by discounting expected cash flows using quoted market interest rates. The carrying amounts and estimated fair value of the Company's financial instruments are as follows:


                                                               DECEMBER 31,
                                              ----------------------------------------------
                                                       2000                    1999
                                              ----------------------- ----------------------
                                               CARRYING    ESTIMATED   CARRYING   ESTIMATED
                                                AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                              ---------- ------------ ---------- -----------
Investments .................................  $  8,985    $  8,985    $ 12,068   $ 12,068
Senior Subordinated Notes ...................   605,000     586,300     605,000    582,000
Convertible Notes ...........................   300,000     331,350          --         --
Borrowings under Senior Credit Facilities ...   190,000     190,000          --         --
Interest rate caps ..........................       431           2         800        435
Interest rate floor .........................       (74)        104        (137)        49
Foreign currency forward contracts ..........        --         392          --        264

     Interest Rate Risk Management. To mitigate risks associated with changing interest rates on borrowings under the Senior Credit Facilities, the Company entered into interest rate caps and interest rate floors (collectively, the "interest rate agreements"). The interest rate agreements are denominated in U.S. dollars and have designated maturities which occur every three months until the interest rate agreements expire in March 2002. Cash payments received from or paid to the counterparties on the interest rate agreements are the difference between the amount that the reference interest rates are greater than or less than the contract rates on the designated maturity dates, multiplied by the notional

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

amounts underlying the respective interest rate agreements. Cash payments or receipts between the Company and counterparties are recorded as a component of interest expense. The initial cost or receipt of these arrangements are deferred and amortized as a component interest expense over the term of the interest rate agreement. The Company manages exposure to counterparty credit risk by entering into the interest rate agreements only with major financial institutions that are expected to fully perform under the terms of such agreements. The notional amounts are used to measure the volume of these agreements and do not represent exposure to credit loss. The impact of the interest rate agreements was not material to interest expense or cash flows for 2000, 1999 and 1998.


     Foreign Currency Exchange Risk Management. Some of the Company's U.S. operations have contracts with foreign customers which are denominated in foreign currencies. To mitigate the risk associated with certain of these contracts denominated in foreign currency, the Company has entered into foreign currency forward contracts. The Company's activities involving foreign currency forward contracts are designed to hedge the foreign denominated cash paid or received, primarily Euro, Spanish Peseta and Italian Lira. The Company manages exposure to counterparty credit risk by entering into foreign currency forward contracts only with major financial institutions that are expected to fully perform under the term of such contracts. The notional amounts are used to measure the volume of these contracts and do not represent exposure to foreign currency losses.


     Information with respect to the interest rate agreements and foreign currency forward contracts is presented in the table below.


                                                                       DECEMBER 31,
                                               ------------------------------------------------------------
                                                           2000                            1999
                                               -----------------------------   ----------------------------
                                                NOTIONAL       UNREALIZED       NOTIONAL       UNREALIZED
                                                 AMOUNT      GAINS (LOSSES)      AMOUNT      GAINS (LOSSES)
                                               ----------   ----------------   ----------   ---------------
Interest rate caps .........................    $100,000         $ (429)        $100,000        $ (365)
Interest rate floor ........................      50,000            (30)          50,000            88
Foreign currency forward contracts .........       6,863           (392)           7,290          (264)

9. L-3 HOLDINGS COMMON STOCK


     On February 4, 1999, L-3 Holdings sold 5.0 million shares of common stock in a public offering for $42.00 per share (the "February 1999 Common Stock Offering"); the net proceeds amounted to 201,582 and were contributed by L-3 Holdings to L-3 Communications. In addition, 6.5 million shares were also sold in the February 1999 Common Stock Offering by the Lehman Partnership and Lockheed Martin. In October 1999, Lockheed Martin sold its remaining interest in L-3 Holdings' common stock. In December 1999, the Lehman Partnership distributed to its partners approximately 3.8 million shares of L-3 Holdings common stock. At December 31, 2000 the Lehman Partnership owned approximately 16.4% of the L-3 Holdings common stock.


     On May 19, 1998, L-3 Holdings sold 6.9 million shares of its common stock in an initial public offering ("IPO"). The net proceeds of the IPO amounted to $139,500 and were contributed by L-3 Holdings to L-3 Communications. Prior to the IPO, the common stock of L-3 Holdings consisted of three classes Class A, Class B, and Class C common stock. Immediately prior to the IPO, each authorized share of L-3 Holdings Class A common stock, Class B common stock and Class C common stock was converted into one class of common stock and the authorized L-3 Holdings common stock was increased to 100 million shares.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

10. L-3 HOLDINGS EARNINGS PER SHARE


     A reconciliation of basic and diluted earnings per share ("EPS") is presented in the table below.


                                                                 YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------
                                                            2000           1999           1998
                                                        ------------   ------------   ------------
Basic:
 Net income .........................................    $  82,727      $  58,689      $  32,551
                                                         ---------      ---------      ---------
 Weighted average common shares outstanding .........       33,355         32,107         24,679
                                                         ---------      ---------      ---------
 Basic earnings per share ...........................    $    2.48      $    1.83      $    1.32
                                                         =========      =========      =========
Diluted:
 Net income .........................................    $  82,727      $  58,689      $  32,551
                                                         ---------      ---------      ---------
 Common and potential shares:
 Weighted average common shares outstanding .........       33,355         32,107         24,679
 Assumed exercise of stock options ..................        3,940          3,376          2,824
 Assumed purchase of common shares for treasury .....       (2,342)        (1,967)        (1,603)
                                                         ---------      ---------      ---------
Common and potential common shares ..................       34,953         33,516         25,900
                                                         =========      =========      =========
Diluted earnings per share ..........................    $    2.37      $    1.75      $    1.26
                                                         =========      =========      =========

     The 3,680,982 shares of L-3 Holdings common stock that are issuable upon conversion of the Convertible Notes were not included in the computation of diluted EPS for the year ended December 31, 2000 because, after the assumed after-tax interest savings, the effect on conversion would have been anti-dilutive.


11. INCOME TAXES


     Pretax income of the Company was $134,079 for 2000, $95,430 for 1999 and $53,450 for 1998 substantially all of which was derived from domestic operations. The components of the Company's provision for income taxes were:


                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                 2000         1999        1998
                                                              ----------   ---------   ---------
Current income tax provision, primarily federal . .........    $26,249      $ 7,910     $ 1,113
Deferred income tax provision:
 Federal ..................................................     23,130       27,881      18,203
 State and local ..........................................      1,973          950       1,583
                                                               -------      -------     -------
   Subtotal ...............................................     25,103       28,831      19,786
                                                               -------      -------     -------
Total provision for income taxes ..........................    $51,352      $36,741     $20,899
                                                               =======      =======     =======

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     A reconciliation of the statutory federal income tax rate to the effective income tax rate of the Company follows:


                                                                  YEAR ENDED DECEMBER 31,
                                                            ------------------------------------
                                                               2000         1999         1998
                                                            ----------   ----------   ----------
Statutory federal income tax rate . .....................       35.0%        35.0%        35.0%
State and local income taxes, net of federal income
 tax benefit ............................................        4.4          4.6          4.7
Foreign sales corporation benefit .......................       (2.6)          --           --
Nondeductible goodwill amortization and other
 expenses ...............................................        6.8          5.2          4.6
Research and experimentation and other tax credits ......       (6.1)        (7.1)        (6.8)
Other, net ..............................................        0.8          0.8          1.6
                                                                ----         ----         ----
Effective income tax rate ...............................       38.3%        38.5%        39.1%
                                                                ====         ====         ====

     The provision for income taxes excludes current tax benefits related to the exercise of stock options credited directly to shareholders' equity of $9,108 for 2000 and $1,011 for 1999, and $782 for 1998.


     The significant components of the Company's net deferred tax assets and liabilities are:


                                                                   DECEMBER 31,
                                                            ---------------------------
                                                                2000           1999
                                                            ------------   ------------
Deferred tax assets:
 Inventoried costs ......................................    $  14,868      $  11,033
 Compensation and benefits ..............................       10,461          1,873
 Pension and postretirement benefits ....................       39,486         31,768
 Property, plant and equipment ..........................        9,081         17,149
 Income recognition on contracts in process .............       55,942          8,617
 Accrued warranty costs . ...............................        3,349          2,401
 Net operating loss carryforwards .......................        9,660         12,749
 Tax credit carryforwards ...............................       18,444         16,576
 Other, net .............................................       11,081          4,492
                                                             ---------      ---------
   Total deferred tax assets ............................      172,372        106,658
                                                             ---------      ---------
Deferred tax liabilities:
 Goodwill ...............................................      (18,903)        (9,656)
 Other, net .............................................       (6,626)        (7,159)
                                                             ---------      ---------
   Total deferred tax liabilities .......................      (25,529)       (16,815)
                                                             ---------      ---------
    Net deferred tax assets .............................    $ 146,843      $  89,843
                                                             =========      =========
   The net deferred tax assets are classified as follows:

Current deferred tax assets . ...........................    $  89,732      $  32,985
Long-term deferred tax assets ...........................       57,111         56,858
                                                             ---------      ---------
   Total net deferred tax assets ........................    $ 146,843      $  89,843
                                                             =========      =========

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     At December 31, 2000 and 1999 the Company had $28,104 and $29,325 of tax carryforwards primarily related to U.S. federal net operating losses, alternative minimum tax credits, research and experimentation tax credits, and various state and local tax credits which primarily will expire, subject to various limitations and restrictions, if unused beginning in 2011. The Company believes that these carryforwards will be available to reduce future income tax liabilities and has recorded these carryforwards as non-current deferred tax assets.


12. STOCK OPTIONS

     The Company adopted the 1999 Long Term Performance Plan in April 1999, and adopted the 1997 Option Plan in April 1997. As of December 31, 2000 and 1999, the number of shares authorized for grant of options or awards under these plans was 5,255,815 of L-3 Holdings common stock. The grants may be awarded to employees of the Company in the form of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock or other incentive awards. The price at which options may be granted shall not be less than 100% of the fair market value of L-3 Holdings common stock on the date of grant. In general, options expire after 10 years and are exercisable ratably over a 3 year period. As of December 31, 2000 the Company had 420,395 shares of L-3 Holdings' common stock available for awards under the these plans.

     On January 1, 2000 and May 19, 1999, the Company awarded 42,896 and 40,339 shares of restricted stock of L-3 Holdings to employees which vest January 1, 2005 and 2004, respectively.

     On April 5, 1999, the Company amended the performance options granted to Mr. Lanza and Mr. LaPenta on April 30, 1997 to purchase at $6.47, 1,142,857 shares of L-3 Holdings common stock. Such amendment eliminated the performance target acceleration provisions and provided that the unvested portion of the performance options, which aggregated 914,286 options at April 5, 1999, became exercisable as of April 30, 2000. These performance options would have originally vested nine years after the grant date, but would have become exercisable with respect to 25% of the shares subject to such performance options on each of April 30, 1999, 2000, 2001 and 2002, to the extent certain targets for the Company's EBITDA were achieved.

     The table below presents the Company's stock option activity.


                                                            WEIGHTED
                                                            AVERAGE
                                            NUMBER OF       EXERCISE
                                             OPTIONS         PRICE
                                         ---------------   ---------
                                          (IN THOUSANDS)
Balance at December 31, 1997 .........        2,971        $  6.47
Options granted ......................          425          25.60
Options exercised ....................         (481)          6.47
Options canceled .....................          (37)          8.19
                                              -----
Balance at December 31, 1998 .........        2,878           9.27
Options granted ......................        1,004          39.10
Options exercised ....................          (79)          8.37
Options canceled .....................          (43)         29.99
                                              -----
Balance at December 31, 1999 .........        3,760          17.02
Options granted ......................          656          47.74
Options exercised ....................         (577)         15.52
Options canceled .....................         (221)         39.82
                                              -----
Balance at December 31, 2000 .........        3,618        $ 21.42
                                              =====

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following table summarizes information about stock options outstanding at December 31, 2000.




                                           OUTSTANDING                                  EXERCISABLE
                            ------------------------------------------   -----------------------------------------
                                              WEIGHTED                                     WEIGHTED
                                               AVERAGE       WEIGHTED                       AVERAGE       WEIGHTED
         RANGE OF                             REMAINING       AVERAGE                      REMAINING      AVERAGE
         EXERCISE              NUMBER        CONTRACTUAL     EXERCISE       NUMBER        CONTRACTUAL     EXERCISE
          PRICES             OF OPTIONS     LIFE (YEARS)       PRICE      OF OPTIONS     LIFE (YEARS)      PRICE
-------------------------   ------------   --------------   ----------   ------------   --------------   ---------
$6.47 ...................       2,006             6.4        $  6.47         1,549             6.4       $  6.47
$22.00 ..................         179             7.3        $ 22.00           109             7.3       $ 22.00
$32.75 - $39.99 .........         574             8.7        $ 37.27           184             8.6       $ 36.69
$40.00 - $47.00 .........         643             8.6        $ 41.51            87             8.0       $ 40.50
Over $47.01 .............         216             9.6        $ 58.00            --              --            --
                                -----                                        -----
 Total ..................       3,618             7.4        $ 21.42         1,929             6.7       $ 11.77
                                =====                                        =====

     The weighted average fair values of stock options at their grant date during 2000, 1999 and 1998, where the exercise price equaled the market price (estimated fair value) on the grant date were $20.19, $14.60 and $8.86, respectively. In accordance with APB 25, no compensation expense was recognized. The following table reflects pro forma net income and L-3 Holdings EPS had the Company elected to adopt the fair value approach of SFAS 123:


                                     YEAR ENDED DECEMBER 31,
                            ------------------------------------------
                                2000           1999           1998
                            ------------   ------------   ------------
Net income:
 As reported ............     $ 82,727       $ 58,689       $ 32,551
 Pro forma ..............       75,064         54,625         31,246
L-3 Holdings Basic EPS:
 As reported ............     $   2.48       $   1.83       $   1.32
 Pro forma ..............         2.25           1.70           1.27
L-3 Holdings Diluted EPS:
 As reported ............     $   2.37       $   1.75       $   1.26
 Pro forma ..............         2.15           1.63           1.21


     The estimated fair value of options granted were calculated using the Black-Scholes option-pricing valuation model. The weighted average assumptions used in the valuation models were as follows:


                                    YEAR ENDED DECEMBER
                                            31,
                                    -------------------
                                      2000       1999
                                    --------   --------
Expected option term ............      5.0        4.8
Expected volatility .............     35.8%      31.0%
Expected dividend yield .........       --         --
Risk-free interest rate .........      6.4%       4.7%

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

13. COMMITMENTS AND CONTINGENCIES

     The Company leases certain facilities and equipment under agreements expiring at various dates through 2018. At December 31, 2000, future minimum payments under noncancellable operating leases with initial or remaining terms in excess of one year were:


                                   OPERATING LEASES
                       ----------------------------------------
                        REAL ESTATE     EQUIPMENT       TOTAL
                       -------------   -----------   ----------
2001 ...............      $ 26,612        $2,754      $ 29,366
2002 ...............        24,079         2,107        26,186
2003 ...............        19,207         1,111        20,318
2004 ...............        16,591           318        16,909
2005 ...............        19,812            34        19,846
Thereafter .........       160,427            --       160,427
                          --------        ------      --------
 Total .............      $266,728        $6,324      $273,052
                          ========        ======      ========

     Real estate lease commitments have been reduced by minimum sublease rental income of $15,434 due in the future under noncancellable subleases. Leases covering major items of real estate and equipment contain renewal and or purchase options. Rent expense, net of sublease income was $34,123 for 2000, $22,452 for 1999, and $15,290 for 1998.

     On March 30, 1998 and June 30, 1999, the Company entered into two separate real estate lease agreements, as lessee, with unrelated lessors which expire on March 30, 2001 and June 30, 2002, respectively, and are accounted for as operating leases. On or before each lease expiration date, the Company can exercise options under each lease agreement to either renew the lease, purchase the properties for $12,500 and $15,500, respectively, or sell the property on behalf of the lessor (the "Sale Option"). If the Company exercises the Sale Option, the Company must pay the lessor a residual guarantee amount of $10,894 and $13,524, respectively, on or before the lease expiration date, and at the time the property is sold, the Company must pay the lessor a supplemental rent in the amount of $1,606 and $1,976, respectively, to the extent that the sales proceeds exceeds the respective residual guarantee amount by the supplemental rent amounts. In the event that the sales proceeds are less than the sum of the residual guarantee amount and the supplemental rent, the Company is required to pay a supplemental rent to the extent that the reduction in the fair value of the property is demonstrated by an independent appraisal to have been caused by the Company's failure to properly maintain the property. Accordingly, the aggregate residual guarantee amounts of $24,418 have been included in the noncancellable real estate operating lease payments relating to the expiration of such leases.

     On December 28, 2000, the Company entered into a sale-leaseback transaction on its facility located in Hauppauge, NY. The facility was sold for $13,650. The lease agreement which is accounted for as an operating lease, has an initial term of 14 years with a fixed annual rent that increases 2.5% annually. The Company has the option to extend the lease term for an additional 3 terms of 5 years each. The gain of $4,110 on the sale of the facility has been deferred and will be recognized ratably over the term of the lease.

     The Company has a contract to provide and operate for the U.S. Air Force ("USAF") a full-service training facility including simulator systems near a USAF base. The Company expects to lease the simulator systems from unrelated third parties, and has entered into agreements with the owner-lessors of the simulator systems, under which the Company is acting as the construction agent on behalf of

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     owner-lessors for procurement and construction for the simulator systems. The estimated project costs to construct the simulator systems is approximately $48,360. During the construction period, if certain events occur that are caused by the Company's actions or failures to act, these agreements may obligate the Company to make payments to the owner-lessors which may be equal to 89.9% of the incurred project costs for the simulator systems at the time of such defaults. At December 30, 2002, the estimated completion date of the construction, pursuant to these agreements, the Company, as lessee, will enter into leases each with a term of 15 years with the owner-lessors for the use of the simulator systems. These leases are expected to be accounted for as operating leases and the aggregate noncancellable rental payments under such leases are estimated to be $89,241.

     The Company is engaged in providing products and services under contracts with the U.S. Government and to a lesser degree, under foreign government contracts, some of which are funded by the U.S. Government. All such contracts are subject to extensive legal and regulatory requirements, and, from time to time, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. Under U.S. Government procurement regulations, an indictment of the Company by a federal grand jury could result in the Company being suspended for a period of time from eligibility for awards of new government contracts. A conviction could result in debarment from contracting with the federal government for a specified term. Additionally, in the event that U.S. Government expenditures for products and services of the type manufactured and provided by the Company are reduced, and not offset by greater commercial sales or other new programs or products, or acquisitions, there may be a reduction in the volume of contracts or subcontracts awarded to the Company.

     The Company has been periodically subject to litigation, claims or assessments and various contingent liabilities incidental to its business. Management continually assesses the Company's obligations with respect to applicable environmental protection laws. While it is difficult to determine the timing and ultimate cost to be incurred by the Company in order to comply with these laws, based upon available internal and external assessments, with respect to those environmental loss contingencies of which management is aware, the Company believes that even without considering potential insurance recoveries, if any, there are no environmental loss contingencies that, individually or in the aggregate, would be material to the Company's consolidated results of operations. The Company accrues for these contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

     With respect to those investigative actions, items of litigation, claims or assessments of which it is aware, management of the Company is of the opinion that the probability is remote that, after taking into account certain provisions that have been made with respect to these matters, the ultimate resolution of any such investigative actions, items of litigation, claims or assessments will have a material adverse effect on the financial position or results of operations of the Company.

     On December 27, 2000, the Company filed a complaint against Raytheon and Raytheon Technical Services Company in the Court of Chancery for the State of Delaware in and for New Castle County, alleging that Raytheon failed to disclose material liabilities in connection with the sale of TDTS to the Company in February 2000. Specifically, the complaint alleges that Raytheon misrepresented the financial liabilities associated with the AVCATT contract which will cause the Company to incur damages of approximately $100,000. The Company assumed the AVCATT contract as part of the acquisition of TDTS which was completed in February 2000. The complaint seeks rescission of the TDTS Asset Purchase and Sale Agreement and alternatively, rescission of the AVCATT contract, rescissory damages and breach of contract.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

14. PENSIONS AND OTHER EMPLOYEE BENEFITS

     The Company maintains a number of pension plans, both contributory and noncontributory, covering employees at certain locations. Eligibility for participation in these plans varies and benefits are generally based on the participant's compensation and/or years of service. The Company's funding policy is generally to contribute in accordance with cost accounting standards that affect government contractors, subject to the Internal Revenue Code and regulations thereon. Plan assets are invested primarily in U.S. government and agency obligations and listed stocks and bonds.

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


                                                                                      POSTRETIREMENT
                                                        PENSION PLANS                 BENEFIT PLANS
                                                 ---------------------------   ----------------------------
                                                     2000           1999            2000           1999
                                                 ------------   ------------   -------------   ------------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year ......    $ 328,541      $ 340,483       $  65,554      $  75,262
Service cost .................................       16,343         13,513           1,670          1,595
Interest cost ................................       28,029         23,092           4,754          4,175
Participants' contributions ..................           36             20              --             --
Amendments ...................................          853          3,564              --         (1,429)
Actuarial loss (gain) ........................        8,867        (41,372)         (1,271)       (11,201)
Acquisitions .................................       48,187             --           1,879            753
Benefits paid ................................      (15,373)       (10,759)         (4,048)        (3,601)
                                                  ---------      ---------       ---------      ---------
Benefit obligation at end of year ............    $ 415,483      $ 328,541       $  68,538      $  65,554
                                                  ---------      ---------       ---------      ---------
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of
 year ........................................    $ 367,451      $ 288,502       $      --      $      --
Actual return on plan assets .................      (21,905)        81,800              --             --
Acquisitions .................................       49,709             --              --             --
Employer contributions .......................       11,345          7,888           4,048          3,601
Participants contributions ...................           36             20              --             --
Benefits paid ................................      (15,373)       (10,759)         (4,048)        (3,601)
                                                  ---------      ---------       ---------      ---------
Fair value of plan assets at end of year .....    $ 391,263      $ 367,451       $      --      $      --
                                                  ---------      ---------       ---------      ---------
FUNDED STATUS OF THE PLANS ...................    $ (24,220)     $  38,910       $ (68,538)     $ (65,554)
Unrecognized actuarial loss (gain) ...........       (5,044)       (76,592)         (9,401)        (8,924)
Unrecognized prior service cost ..............        3,777          3,275          (1,207)        (1,306)
                                                  ---------      ---------       ---------      ---------
Net amount recognized ........................    $ (25,487)     $ (34,407)      $ (79,146)     $ (75,784)
                                                  =========      =========       =========      =========
AMOUNTS RECOGNIZED IN THE BALANCE SHEET
 CONSIST OF:
Accrued benefit liability ....................    $ (26,377)     $ (34,478)      $ (79,146)     $ (75,784)
Accumulated other comprehensive income........          890             71              --             --
                                                  ---------      ---------       ---------      ---------
Net amount recognized ........................    $ (25,487)     $ (34,407)      $ (79,146)     $ (75,784)
                                                  =========      =========       =========      =========

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                              POSTRETIREMENT
                                                     PENSION PLANS             BENEFIT PLANS
                                                -----------------------   -----------------------
                                                   2000         1999         2000         1999
                                                ----------   ----------   ----------   ----------
RATE ASSUMPTIONS:
Discount rate ...............................   7.50%        7.75%            7.50%        7.75%
Rate of return on plan assets ...............   9.50%        9.50%            n.a.%        n.a.
Salary increases ............................   4.50%        4.50%            4.50%        4.50%
Annual increase in cost of benefits .........   n.a.         n.a.             6.25%        6.50%

     The annual increase in cost of benefits ("health care cost trend rate") is assumed to be 5.0% in 2000 and decreases to a rate of 4.5% for 2001 and thereafter. Assumed health care cost trend rates have a significant effect on amounts reported for postretirement medical benefit plans. A one percentage point decrease in the assumed health care cost trend rates would have the effect of decreasing the aggregate service and interest cost components and the postretirement medical obligations by $668 and $7,392, respectively. A one percentage point increase in the assumed health care cost trend rate would have the effect of increasing the aggregate service and interest cost components and the postretirement medical obligations by $736 and $5,738, respectively.

     The following table summarizes the components of net periodic pension and postretirement medical costs.


                                                                                POSTRETIREMENT
                                                      PENSION PLANS              PENSION PLANS
                                               ---------------------------   ---------------------
                                                   2000           1999          2000        1999
                                               ------------   ------------   ---------   ---------
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost ...............................    $  16,343      $  13,513      $1,670      $1,595
Interest cost ..............................       28,029         23,092       4,754       4,175
Amortization of prior service cost .........          351            289         (99)       (123)
Expected return on plan assets .............      (39,109)       (26,251)         --          --
Recognized actuarial (gain) loss ...........       (3,981)           (30)       (865)       (112)
Recognition due to settlement ..............          307             --          --          --
                                                ---------      ---------      ------      ------
 Net periodic benefit cost .................    $   1,940      $  10,613      $5,460      $5,535
                                                =========      =========      ======      ======

     The accumulated benefit obligation, projected benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $86,426, $92,180, and $78,773 respectively, as of December 31, 2000 and $4,459, $5,307 and $893 respectively, as of December 31, 1999.

     In connection with the Company's assumption of certain plan obligations pursuant to the Company's acquisition of the predecessor company, Lockheed Martin has provided the Pension Benefit Guaranty Corporation ("PBGC") with commitments to assume sponsorship or other forms of financial support under certain circumstances of the Company's pension plans for Communication Systems -- West and Aviation Recorders (the "Subject Plans"). Upon the occurrence of certain events, Lockheed Martin, at its option, has the right to decide whether to cause the Company to transfer sponsorship of any or all of the Subject Plans to Lockheed Martin, even if the PBGC has not sought to terminate the Subject Plans. Such a triggering event occurred in 1998, but reversed in 1999, relating to a decrease in the PBGC-mandated discount rate in 1998 that had resulted in an increase in the underlying liability. The Company notified Lockheed Martin of the 1998 triggering event, and in February 1999, Lockheed Martin informed the Company that it had no present intention to exercise its right to cause the Company to transfer

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

sponsorship of the Subject Plans. If Lockheed Martin did assume sponsorship of these plans, it would be primarily liable for the costs associated with funding the Subject Plans or any costs associated with the termination of the Subject Plans but L-3 Communications would be required to reimburse Lockheed Martin for these costs. To date, the impact on pension expense and funding requirements resulting from this arrangement has not been significant. However, should Lockheed Martin assume sponsorship of the Subject Plans or if these plans were terminated, the impact of any increased pension expenses or funding requirements could be material to the Company. The Company has performed its obligations under the letter agreement with Lockheed Martin and the Lockheed Martin Commitment and has not received any communications from the PBGC concerning actions which the PBGC contemplates taking in respect of the Subject Plans.


     Employee Savings Plans. Under its various employee savings plans, the Company matches the contributions of participating employees up to a designated level. The extent of the match, vesting terms and the form of the matching contributions vary among the plans. Under these plans, the Company's matching contributions in L-3 Holdings common stock and cash was $15,201 for 2000, $8,798 for 1999, and $6,366 for 1998.


15. SUPPLEMENTAL CASH FLOW INFORMATION

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
Interest paid ..........................................    $81,390      $50,532      $42,908
Income taxes paid ......................................     10,052        6,317          496
Noncash transactions:
 Common stock issued related to acquisition ............         --        6,432           --
 Contribution in common stock to savings plans .........     12,642        6,993          967

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

16. SEGMENT INFORMATION


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


                                           SECURE       SPECIALIZED                ELIMINATION OF
                                       COMMUNICATION   COMMUNICATION                INTERSEGMENT   CONSOLIDATED
                                          SYSTEMS         PRODUCTS     CORPORATE       SALES          TOTAL
                                      --------------- --------------- ----------- --------------- -------------
2000
----
Sales ...............................     $856,970       $1,065,136                  $ (12,045)    $1,910,061
Operating income ....................       91,310          131,408                                   222,718
Total assets ........................      792,949        1,480,790   $189,805                      2,463,544
Capital expenditures ................       10,750           22,830                                    33,580
Depreciation and amortization .......       26,417           47,837                                    74,254

1999
----
Sales ...............................     $544,418       $  867,495                  $  (6,451)    $1,405,462
Operating income ....................       46,955          103,531                                   150,486
Total assets ........................      370,918        1,065,236   $192,587                      1,628,741
Capital expenditures . ..............        6,980           16,476                                    23,456
Depreciation and amortization .......       18,451           35,267                                    53,718

1998
----
Sales ...............................     $493,188       $  561,393                  $ (17,536)    $1,037,045
Operating income ....................       39,885           60,464                                   100,349
Total assets ........................      368,891          797,469   $119,036                      1,285,396
Capital expenditures . ..............        5,755           17,674                                    23,429
Depreciation and amortization .......       17,325           23,030                                    40,355

     Corporate assets not allocated to the reportable segments primarily include cash and cash equivalents, corporate office fixed assets, deferred income tax assets and deferred debt issuance costs.


     Substantially all of the Company's operations are domestic. The Company's foreign operations are not material to the Company's results of operations, cash flows or financial position. Sales to principal customers are summarized in the table below.


                                                           YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------
                                                     2000            1999            1998
                                                -------------   -------------   -------------
U.S. government agencies . ..................    $1,284,379      $  924,006      $  716,234
Foreign governments .........................       144,274         127,637         100,911
Commercial export . .........................       172,101         144,274          85,331
Other (principally U.S. commercial) .........       309,307         209,545         134,569
                                                 ----------      ----------      ----------
 Consolidated sales .........................    $1,910,061      $1,405,462      $1,037,045
                                                 ==========      ==========      ==========

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

17. UNAUDITED QUARTERLY FINANCIAL DATA

     Unaudited summarized financial data by quarter for the years ended December 31, 2000 and 1999 is presented in the table below.


                                MARCH 31        JUNE 30       SEPTEMBER 30     DECEMBER 31
                             -------------   -------------   --------------   ------------
2000
Sales ....................     $ 377,052       $ 460,976       $ 514,415       $ 557,618
Operating income .........        34,669          49,653          62,815          75,581
Net income ...............        10,929          16,459          24,110          31,229
Basic EPS ................     $    0.33       $    0.49       $    0.72       $    0.93
Diluted EPS ..............     $    0.32       $    0.47       $    0.69       $    0.89
1999
Sales ....................     $ 275,562       $ 314,432       $ 382,356       $ 433,112
Operating income .........        26,167          31,149          42,840          50,330
Net income ...............         7,199          11,086          17,349          23,055
Basic EPS . ..............     $    0.24       $    0.34       $    0.53       $    0.70
Diluted EPS ..............     $    0.23       $    0.33       $    0.51       $    0.68

18. FINANCIAL INFORMATION OF L-3 COMMUNICATIONS AND ITS SUBSIDIARIES

     The shareholders' equity of L-3 Communications equals that of L-3 Holdings but its components of the common stock and additional paid-in capital accounts are different. The table below presents information regarding changes in common stock and additional paid-in capital of L-3 Communications for each of the three years ended December 31, 2000.


                                             L-3 COMMUNICATIONS
                                                COMMON STOCK
                                             ------------------
                                                                    ADDITIONAL
                                              SHARES      PAR        PAID-IN
                                              ISSUED     VALUE       CAPITAL          TOTAL
                                             --------   -------   -------------   -------------
Balance at December 31, 1997 .............   100          $--      $  120,410      $  120,410
 Contributions from L-3 Holdings .........                            144,359         144,359
                                             ---          ---      ----------      ----------
Balance at December 31, 1998 .............   100           --         264,769         264,769
 Contributions from L-3 Holdings .........                            218,925         218,925
                                             ---          ---      ----------      ----------
Balance at December 31, 1999 .............   100           --         483,694         483,694
 Contributions from L-3 Holdings .........                            322,732         322,732
 Push down of Convertible Notes ..........                           (290,500)       (290,500)
                                             ---          ---      ----------      ----------
Balance at December 31, 2000 .............   100          $--      $  515,926      $  515,926
                                             ===          ===      ==========      ==========

     The net proceeds received by L-3 Holdings from the sale of its common stock, exercise of L-3 Holdings employee stock options and L-3 Holdings common stock contributed to the Company's savings plans are contributed to L-3 Communications. The net proceeds from the sale of the Convertible Notes by L-3 Holdings were also contributed to L-3 Communications and are reflected as indebtedness of L-3 Communications. See Notes 2 and 7.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The debt of L-3 Communications, including the Senior Subordinated Notes and borrowings under amounts drawn against the Senior Credit Facilities are guaranteed, on a joint and several, full and unconditional basis, by certain of its wholly-owned domestic subsidiaries (the "Guarantor Subsidiaries"). See Note
7. The foreign subsidiaries and certain domestic subsidiaries of L-3 Communications (the "Non-Guarantor Subsidiaries") do not guarantee the debt of L-3 Communications. None of the debt of L-3 Communications has been issued by its subsidiaries. There are no restrictions on the payment of dividends from the Guarantor Subsidiaries to L-3 Communications.


     In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, the Company has included the accompanying condensed combining financial statement based on Rule 3-10 of SEC Regulation S-X . The Company does not believe that separate financial statements of the Guarantor Subsidiaries are material to users of the financial statements.


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

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 GUARANTOR    NON-GUARANTOR                     CONSOLIDATED
                                                    PARENT     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   L-3 COMMUNICATIONS
                                                ------------- -------------- --------------- -------------- -------------------
CONDENSED COMBINING BALANCE SHEETS:
-----------------------------------
AS OF DECEMBER 31, 2000:
------------------------
Current assets:
 Cash and cash equivalents                       $   18,708      $  4,911       $   9,061      $       --        $   32,680
 Contracts in process                               437,425       206,575          56,133              --           700,133
 Other current assets                                74,539        18,045           4,173              --            96,757
                                                 ----------      --------       ---------      ----------        ----------
   Total current assets                             530,672       229,531          69,367              --           829,570
                                                 ----------      --------       ---------      ----------        ----------
Property, plant and equipment, net                  115,678        27,583          12,867              --           156,128
Intangibles, net                                    914,747       398,461          58,160              --         1,371,368
Other assets                                         79,657         7,719          19,102              --           106,478
Investment in and amounts due from (to)
 consolidated subsidiaries                          613,153        55,805         (27,022)       (641,936)               --
                                                 ----------      --------       ---------      ----------        ----------
   Total assets                                  $2,253,907      $719,099       $ 132,474      $ (641,936)       $2,463,544
                                                 ==========      ========       =========      ==========        ==========

Current liabilities:
 Accounts payable and accrued expenses           $  256,282      $ 63,283       $  22,104      $       --        $  341,669
 Customer advances                                   50,550         2,216           2,437              --            55,203
 Other current liabilities                           58,291         6,449           7,057              --            71,797
                                                 ----------      --------       ---------      ----------        ----------
   Total current liabilities                        365,123        71,948          31,598              --           468,669
                                                 ----------      --------       ---------      ----------        ----------
Other liabilities                                   101,215       103,173           2,918              --           207,306
Long-term debt                                    1,095,000            --              --              --         1,095,000
Shareholders' equity                                692,569       543,978          97,958        (641,936)          692,569
                                                 ----------      --------       ---------      ----------        ----------
   Total liabilities and shareholders' equity    $2,253,907      $719,099       $ 132,474      $ (641,936)       $2,463,544
                                                 ==========      ========       =========      ==========        ==========

AS OF DECEMBER 31, 1999:
------------------------
Current assets:
 Cash and cash equivalents                       $   34,037      $  5,164       $   3,587      $       --        $   42,788
 Contracts in process                               259,628       162,088          57,427              --           479,143
 Other current assets                                24,616        10,455           5,675              --            40,746
                                                 ----------      --------       ---------      ----------        ----------
   Total current assets                             318,281       177,707          66,689              --           562,677
                                                 ----------      --------       ---------      ----------        ----------
Property, plant and equipment, net                  104,087        25,005          11,879              --           140,971
Intangibles, net                                    399,746       377,177          44,629              --           821,552
Other assets                                         67,820        10,337          25,384              --           103,541
Investment in and amounts due from (to)
 consolidated subsidiaries                          644,560        23,591         (25,423)       (642,728)               --
                                                 ----------      --------       ---------      ----------        ----------
   Total assets                                  $1,534,494      $613,817       $ 123,158      $ (642,728)       $1,628,741
                                                 ==========      ========       =========      ==========        ==========

Current liabilities:
 Accounts payable and accrued expenses           $  136,808      $ 57,924       $  19,007      $       --        $  213,739
 Customer advances                                   53,345           543           2,850              --            56,738
 Other current liabilities                           12,550        17,230           6,900              --            36,680
                                                 ----------      --------       ---------      ----------        ----------
   Total current liabilities                        202,703        75,697          28,757              --           307,157
                                                 ----------      --------       ---------      ----------        ----------
Other liabilities                                    85,353        47,961              95              --           133,409
Long-term debt                                      605,000            --              --              --           605,000
Shareholders' equity                                641,438       490,159          94,306        (642,728)          583,175
                                                 ----------      --------       ---------      ----------        ----------
   Total liabilities and shareholders' equity    $1,534,494      $613,817       $ 123,158      $ (642,728)       $1,628,741
                                                 ==========      ========       =========      ==========        ==========

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        GUARANTOR    NON-GUARANTOR                     CONSOLIDATED
                                           PARENT     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   L-3 COMMUNICATIONS
                                       ------------- -------------- --------------- -------------- -------------------
CONDENSED COMBINING STATEMENTS OF
---------------------------------
 OPERATIONS:
------------
FOR THE YEAR ENDED DECEMBER 31, 2000:
-------------------------------------
Sales                                   $1,313,998      $441,677       $159,735       $  (5,349)        $1,910,061
                                        ----------      --------       --------       ---------         ----------
Operating income                           206,680         5,755         10,283              --            222,718
Interest and other income                    3,061           264          1,068              --              4,393
Interest expense                            92,633           149            250              --             93,032
Provision for income taxes                  44,852         2,248          4,252              --             51,352
Equity in net income (loss) of
 consolidated subsidiaries                  10,471            --             --         (10,471)                --
                                        ----------      --------       --------       ---------         ----------
Net income                              $   82,727      $  3,622       $  6,849       $ (10,471)        $   82,727
                                        ==========      ========       ========       =========         ==========

FOR THE YEAR ENDED DECEMBER 31, 1999:
-------------------------------------
Sales                                   $  837,924      $440,160       $130,122       $  (2,744)        $1,405,462
                                        ----------      --------       --------       ---------         ----------
Operating income (loss)                    103,753        52,016         (5,283)             --            150,486
Interest and other income                    4,738           469            327              --              5,534
Interest expense                            60,307            --            283              --             60,590
Provision (benefit) for income taxes        18,238        20,091         (1,588)             --             36,741
Equity in net income (loss) of
 consolidated subsidiaries                  28,743            --             --         (28,743)                --
                                        ----------      --------       --------       ---------         ----------
Net income (loss)                       $   58,689      $ 32,394       $ (3,651)      $ (28,743)        $   58,689
                                        ==========      ========       ========       =========         ==========

FOR THE YEAR ENDED DECEMBER 31, 1998:
-------------------------------------
Sales                                   $  833,471      $172,333       $ 33,777       $  (2,536)        $1,037,045
                                        ----------      --------       --------       ---------         ----------
Operating income                            82,852        16,137          1,360              --            100,349
Interest and other income                    2,546           422             --            (309)             2,659
Interest expense                            49,503            --            364            (309)            49,558
Provision for income taxes                  14,158         6,375            366              --             20,899
Equity in net income (loss) of
 consolidated subsidiaries                  10,814            --             --         (10,814)                --
                                        ----------      --------       --------       ---------         ----------
Net income                              $   32,551      $ 10,184       $    630       $ (10,814)        $   32,551
                                        ==========      ========       ========       =========         ==========

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                GUARANTOR
                                                                   PARENT     SUBSIDIARIES
                                                               ------------- --------------
CONDENSED COMBINING STATEMENTS OF CASH FLOWS:
---------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 2000:
-------------------------------------
OPERATING ACTIVITIES:
Net income                                                      $    82,727   $     3,622
Depreciation, amortization, deferred taxes and noncash items         94,389        18,269
Equity in net (income) loss of consolidated subsidiaries            (10,471)           --
Changes in operating assets and liabilities                         (57,919)      (32,395)
                                                                -----------   -----------
Net cash from (used in) operating activities                        108,726       (10,504)
                                                                -----------   -----------
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired                    (570,270)      (15,624)
Investment in consolidated subsidiaries                             (29,338)           --
Capital expenditures, net of dispositions                            (7,971)       (6,195)
Other investing activities                                               --            --
                                                                -----------   -----------
Net cash from (used in) investing activities                       (607,579)      (21,819)
                                                                -----------   -----------
FINANCING ACTIVITIES:
Borrowings (repayments) under senior credit facilities, net         190,000            --
Contribution from L-3 Holdings                                      299,454            --
Intercompany financing activities, net                                 (786)       32,070
Other financing activities                                           (5,144)           --
                                                                -----------   -----------
Net cash from (used in) financing activities                        483,524        32,070
                                                                -----------   -----------
Net increase (decrease) in cash                                     (15,329)         (253)
Cash and cash equivalents, beginning of period                       34,037         5,164
                                                                -----------   -----------
Cash and cash equivalents, end of period                        $    18,708   $     4,911
                                                                ===========   ===========

FOR THE YEAR ENDED DECEMBER 31, 1999:
-------------------------------------
OPERATING ACTIVITIES:
Net income (loss)                                               $    58,689   $    32,394
Depreciation, amortization, deferred taxes and noncash items         57,147        32,703
Equity in net (income) loss of consolidated subsidiaries            (28,743)           --
Changes in operating assets and liabilities                         (11,356)      (33,782)
                                                                -----------   -----------
Net cash from (used in) operating activities                         75,737        31,315
                                                                -----------   -----------

INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired                     (58,864)     (156,196)
Investment in consolidated subsidiaries                            (213,331)           --
Capital expenditures, net of dispositions                           (12,572)       (1,686)
Other investing activities                                            4,649         2,275
                                                                -----------   -----------
Net cash (used in) investing activities                            (280,118)     (155,607)
                                                                -----------   -----------

FINANCING ACTIVITIES:
Borrowings (repayments) under senior credit facilities, net              --            --
Contribution from L-3 Holdings                                      201,582            --
Intercompany financing activities, net                               12,995       130,330
Other financing activities                                              104        (1,333)
                                                                -----------   -----------
Net cash from (used in) financing activities                        214,681       128,997
                                                                -----------   -----------
Net increase in cash                                                 10,300         4,705
Cash and cash equivalents, beginning of period                       23,737           459
                                                                -----------   -----------
Cash and cash equivalents, end of period                        $    34,037   $     5,164
                                                                ===========   ===========

                                                                NON-GUARANTOR                     CONSOLIDATED
                                                                 SUBSIDIARIES   ELIMINATIONS   L-3 COMMUNICATIONS
                                                               --------------- -------------- -------------------
CONDENSED COMBINING STATEMENTS OF CASH FLOWS:
---------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 2000:
---------------------------------------------
OPERATING ACTIVITIES:
Net income                                                        $   6,849     $   (10,471)      $    82,727
Depreciation, amortization, deferred taxes and noncash items          4,940              --           117,598
Equity in net (income) loss of consolidated subsidiaries                 --          10,471                --
Changes in operating assets and liabilities                           3,794              --           (86,520)
                                                                  ---------     -----------       -----------
Net cash from (used in) operating activities                         15,583              --           113,805
                                                                  ---------     -----------       -----------
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired                     (13,714)             --          (599,608)
Investment in consolidated subsidiaries                                  --          29,338                --
Capital expenditures, net of dispositions                            (1,354)             --           (15,520)
Other investing activities                                            6,905              --             6,905
                                                                  ---------     -----------       -----------
Net cash from (used in) investing activities                         (8,163)         29,338          (608,223)
                                                                  ---------     -----------       -----------
FINANCING ACTIVITIES:
Borrowings (repayments) under senior credit facilities, net              --              --           190,000
Contribution from L-3 Holdings                                           --              --           299,454
Intercompany financing activities, net                               (1,946)        (29,338)               --
Other financing activities                                               --              --            (5,144)
                                                                  ---------     -----------       -----------
Net cash from (used in) financing activities                         (1,946)        (29,338)          484,310
                                                                  ---------     -----------       -----------
Net increase (decrease) in cash                                       5,474              --           (10,108)
Cash and cash equivalents, beginning of period                        3,587              --            42,788
                                                                  ---------     -----------       -----------
Cash and cash equivalents, end of period                          $   9,061     $        --       $    32,680
                                                                  =========     ===========       ===========

FOR THE YEAR ENDED DECEMBER 31, 1999:
-------------------------------------
OPERATING ACTIVITIES:
Net income (loss)                                                 $  (3,651)        (28,743)      $    58,689
Depreciation, amortization, deferred taxes and noncash items          3,220                            93,070
Equity in net (income) loss of consolidated subsidiaries                 --          28,743                --
Changes in operating assets and liabilities                          (7,603)             --           (52,741)
                                                                  ---------     -----------       -----------
Net cash from (used in) operating activities                         (8,034)             --            99,018
                                                                  ---------     -----------       -----------

INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired                     (57,135)             --          (272,195)
Investment in consolidated subsidiaries                                  --         213,331                --
Capital expenditures, net of dispositions                            (2,485)             --           (16,743)
Other investing activities                                           (2,788)             --             4,136
                                                                  ---------     -----------       -----------
Net cash (used in) investing activities                             (62,408)        213,331          (284,802)
                                                                  ---------     -----------       -----------

FINANCING ACTIVITIES:
Borrowings (repayments) under senior credit facilities, net              --              --                --
Contribution from L-3 Holdings                                           --              --           201,582
Intercompany financing activities, net                               70,006        (213,331)               --
Other financing activities                                            2,089              --               860
                                                                  ---------     -----------       -----------
Net cash from (used in) financing activities                         72,095        (213,331)          202,442
                                                                  ---------     -----------       -----------
Net increase in cash                                                  1,653              --            16,658
Cash and cash equivalents, beginning of period                        1,934              --            26,130
                                                                  ---------     -----------       -----------
Cash and cash equivalents, end of period                          $   3,587              --       $    42,788
                                                                  =========     ===========       ===========

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                GUARANTOR
                                                                   PARENT     SUBSIDIARIES
                                                               ------------- --------------
FOR THE YEAR ENDED DECEMBER 31, 1998:
-------------------------------------
OPERATING ACTIVITIES:
Net income                                                      $    32,551   $    10,184
Depreciation, amortization, deferred taxes and noncash items         50,372        12,273
Equity in net (income) loss of consolidated subsidiaries            (10,814)           --
Changes in operating assets and liabilities                           4,861       (13,026)
                                                                -----------   -----------
Net cash from (used in) operating activities                         76,970         9,431
                                                                -----------   -----------

INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired                     (82,704)     (320,218)
Investment in consolidated subsidiaries                            (365,284)           --
Capital expenditures, net of dispositions                           (19,003)       (2,806)
Other investing activities                                            6,653            --
                                                                -----------   -----------
Net cash from (used in) investing activities                       (460,338)     (323,024)
                                                                -----------   -----------

FINANCING ACTIVITIES:
Borrowings (repayments) under senior credit facilities, net        (172,000)           --
Proceeds from sale of senior subordinated notes                     380,000            --
Contribution from L-3 Holdings                                      139,500            --
Intercompany financing activities, net                               (6,806)      314,052
Other financing activities                                          (11,063)           --
                                                                -----------   -----------
Net cash from (used in) financing activities                        329,631       314,052
                                                                -----------   -----------
Net increase (decrease) in cash                                     (53,737)          459
Cash and cash equivalents, beginning of period                       77,474            --
                                                                -----------   -----------
Cash and cash equivalents, end of period                        $    23,737   $       459
                                                                ===========   ===========

                                                                NON-GUARANTOR                     CONSOLIDATED
                                                                 SUBSIDIARIES   ELIMINATIONS   L-3 COMMUNICATIONS
                                                               --------------- -------------- -------------------
FOR THE YEAR ENDED DECEMBER 31, 1998:
-------------------------------------
OPERATING ACTIVITIES:
Net income                                                       $      630        (10,814)       $    32,551
Depreciation, amortization, deferred taxes and noncash items          1,027             --             63,672
Equity in net (income) loss of consolidated subsidiaries                 --         10,814                 --
Changes in operating assets and liabilities                          (2,976)                          (11,141)
                                                                 ----------                       -----------
Net cash from (used in) operating activities                         (1,319)            --             85,082
                                                                 ----------        -------        -----------

INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired                     (45,066)            --           (447,988)
Investment in consolidated subsidiaries                                  --        365,284                 --
Capital expenditures, net of dispositions                              (650)            --            (22,459)
Other investing activities                                           (9,069)            --             (2,416)
                                                                 ----------        -------        -----------
Net cash from (used in) investing activities                        (54,785)       365,284           (472,863)
                                                                 ----------        -------        -----------

FINANCING ACTIVITIES:
Borrowings (repayments) under senior credit facilities, net              --             --           (172,000)
Proceeds from sale of senior subordinated notes                          --             --            380,000
Contribution from L-3 Holdings                                           --             --            139,500
Intercompany financing activities, net                               58,038       (365,284)                --
Other financing activities                                               --             --            (11,063)
                                                                 ----------       --------        -----------
Net cash from (used in) financing activities                         58,038       (365,284)           336,437
                                                                 ----------       --------        -----------
Net increase (decrease) in cash                                       1,934             --            (51,344)
Cash and cash equivalents, beginning of period                           --             --             77,474
                                                                 ----------       --------        -----------
Cash and cash equivalents, end of period                         $    1,934             --        $    26,130
                                                                 ==========       ========        ===========

                                 EXHIBIT INDEX

 EXHIBIT NO.                                   DESCRIPTION OF EXHIBIT
----------------- ----------------------------------------------------------------------------------------
       3.1        Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement of Form S-1 No.
                  333-46975).
       3.2        By laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 No. 333-46975)
       4.1        Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the
                  Registrant's Registration Statement on Form S-1 No. 333-46975).
      10.3        Indenture dated as of April 30, 1997 between L-3 Communications Corporation and The
                  Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to L-3
                  Communications Corporation's Registration Statement on Form S-4 No. 333-31649).
      10.6        Employment Agreement dated April 30, 1997 between Frank C. Lanza and L-3
                  Communications Holdings, Inc. (incorporated by reference to Exhibit 10.5 to the
                  Registrant's Registration Statement on Form S-1 No. 333-46975).
      10.7        Employment Agreement dated April 30, 1997 between Robert V. LaPenta and L-3
                  Communications Holdings, Inc. (incorporated by reference to Exhibit 10.51 to the
                  Registrant Statement on Form S-1 No. 333-46975).
      10.10       Form of Stock Option Agreement of Employee Options (incorporated by reference to
                  Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 No. 333-46975).
      10.11       1997 Stock Option Plan for Key Employees (incorporated by reference to Exhibit 10.11 to Registrant's Registration Statement on Form S-1, No. 333-70125).

 EXHIBIT NO.                                   DESCRIPTION OF EXHIBIT
----------------- ----------------------------------------------------------------------------------------
      10.12       Non-Qualified Stock Option Agreement dated as of April 30, 1997 by and between L-3
                  Communications Holdings, Inc. and Frank C. Lanza (incorporated by reference to
                  Exhibit 10.12 to Registrant" Registration Statement on Form S-1, No. 333-70125).
      10.13       Non-Qualified Stock Option Agreement dated as of April 30, 1997 by and between L-3
                  Communications Holdings, Inc. and Robert V. LaPenta (incorporated by reference to
                  Exhibit 10.13 to Registrant's Registration Statement on Form S-1, No. 333-70125).
      10.15       Option Plan for Non-Employee Directors of L-3 Communication's Holdings, Inc.
                  (incorporated by reference to Exhibit 10.15 to Registrant's annual report on Form 10-K filed on March 31, 1999).
      10.16       1999 Long Term Performance Plan dated as of April 27, 1999 (incorporated by reference to Exhibit 10.16 to the Registrant's annual report on Form 10-K filed on March 30,
                  2000).
      10.20       L-3 Communications Corporation Pension Plan (incorporated by reference to Exhibit
                  10.10 to the Registrant's Registration Statement on Form S-1 No. 333-46975).
      10.31       Indenture dated as of May 22, 1998 between L-3 Communications and The Bank of New
                  York, as Trustee (incorporated by reference to Exhibit 10.6 to L-3 Communications
                  Corporation's Registration Statement on Form S-4 No. 333-70199).
      10.32       Indenture dated as of December 11, 1998 among L-3 Communications Corporation, the
                  Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.32 to Registrant's Registration Statement on Form S-1, No.
                  333-70125).
      **10.33     Indenture dated as of November 21, 2000 among L-3 Communications Holdings, Inc. the
                  Guarantors named therein and the Bank of New York, as Trustee.
      **10.34     Purchase Agreement dated as of November 21, 2000 between L-3 Communications
                  Holdings, Inc. and Lehman Brothers Inc.
      **10.35     Registration Rights Agreement dated as of November 21, 2000 between L-3
                  Communications Holdings, Inc. and Lehman Brothers.
      **10.40     Consent, Waiver and First Amendment to Amended and Restated 364 Day Credit
                  Agreement dated as of April 28, 2000 among L-3 Communications Corporation and lenders named therein.
      **10.41     Consent, Waiver and First Amendment to Second Amended and Restated Credit
                  Agreement dated as of April 28, 2000 among L-3 Communications Corporation and lenders named therein.
      **10.42     Consent, Waiver and First Amendment to New 364 Day Credit Agreement dated as of
                  April 28, 2000 among L-3 Communications Corporation and lenders named therein.
      **10.43     New 364 Day Credit Agreement dated as of April 24, 2000 among L-3 Communications
                  Corporation and lenders named therein.
      **10.44     Amended and Restated 364 Day Credit Agreement dated as of April 24, 2000 among
                  L-3 Communications Corporation and lenders named therein.
      **10.45     Second Amended and Restated Credit Agreement dated as of April 24, 2000 among L-3
                  Communications Corporation and lenders named therein.
      **10.91     Asset Purchase Agreement relating to the Honeywell TCAS Business by and among
                  Honeywell Inc., L-3 Communications Corporation and, solely in respect of the Guaranty in Article XIV, Honeywell International Inc. dated as of February 10, 2000.
      **10.92     Asset Purchase and Sale Agreement, dated January 7, 2000 by and between L-3
                  Communications Corporation and Raytheon Company.
       *11        L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and
                  Diluted Earnings Per Share.
      **12        Ratio of Earnings to Fixed Charges.
      **21        Subsidiaries of the Registrant.
      **23.1      Consent of PricewaterhouseCoopers LLP.

----------
* The information required in this exhibit is presented on Note 10 to the Consolidated Financial Statements as of December 31, 2000 in accordance with the provisions of SFAS No. 128, Earnings Per Share.

**    Filed herewith