Form 10-Q
period 2001-03-31
L 3 COMMUNICATIONS HOLDINGS INC; L 3 COMMUNICATIONS CORP
filed 2001-05-11
CIK 1056239, 1039101

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


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


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

     There were 34,014,718 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on May 1, 2001.


================================================================================

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION
                        FORM 10-Q QUARTERLY REPORT FOR
                         QUARTER ENDED MARCH 31, 2001


                       PART I -- FINANCIAL INFORMATION:

                                                                                PAGE NO.
                                                                               ---------
ITEM 1.   Financial Statements
          Condensed Consolidated Balance Sheets as of March 31, 2001 and
           December 31, 2000 .................................................      1
          Condensed Consolidated Statements of Operations for the Three Months
           ended March 31, 2001 and March 31, 2000 ...........................      2
          Condensed Consolidated Statements of Cash Flows for the Three Months
           ended March 31, 2001 and March 31, 2000 ...........................      3
          Notes to Unaudited Condensed Consolidated Financial Statements .....      4
ITEM 2.   Management's Discussion and Analysis of Results of Operations and
           Financial Condition ...............................................     14
ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk .........     20
                               PART II -- OTHER INFORMATION:
ITEM 6.   Exhibits and Reports on Form 8-K ...................................     20

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)


                                                                       MARCH 31,      DECEMBER 31,
                                                                          2001            2000
                                                                     -------------   -------------
                               ASSETS
Current assets:
 Cash and cash equivalents .......................................    $   39,017      $   32,680
 Contracts in process ............................................       713,874         700,133
 Deferred income taxes ...........................................        87,184          89,732
 Other current assets ............................................         6,499           7,025
                                                                      ----------      ----------
   Total current assets ..........................................       846,574         829,570
                                                                      ----------      ----------
Property, plant and equipment, net ...............................       157,985         156,128
Intangibles, primarily goodwill ..................................     1,370,397       1,371,368
Deferred income taxes ............................................        56,576          57,111
Other assets .....................................................        59,538          49,367
                                                                      ----------      ----------
   Total assets ..................................................    $2,491,070      $2,463,544
                                                                      ==========      ==========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable, trade .........................................    $  144,245      $  159,901
 Accrued employment costs ........................................       104,137         102,606
 Accrued expenses ................................................        43,993          55,576
 Customer advances ...............................................        64,205          55,203
 Accrued interest ................................................        25,836          16,335
 Income taxes ....................................................         5,358           7,251
 Other current liabilities .......................................        83,384          71,797
                                                                      ----------      ----------
   Total current liabilities .....................................       471,158         468,669
                                                                      ----------      ----------
Pension and postretirement benefits ..............................       107,908         105,523
Other liabilities ................................................        81,355         101,783
Long-term debt ...................................................     1,105,000       1,095,000
Commitments and contingencies

Shareholders' equity:
 L-3 Holdings' common stock $.01 par value; authorized 100,000,000 shares, issued and outstanding 33,963,270 and 33,606,645 shares
   (L-3 Communications common stock: $.01 par value, 100 shares
   authorized, issued and outstanding) ...........................       537,408         515,926
 Retained earnings ...............................................       200,430         186,272
 Unearned compensation ...........................................        (4,429)         (2,457)
 Accumulated other comprehensive loss ............................        (7,760)         (7,172)
                                                                      ----------      ----------
Total shareholders' equity .......................................       725,649         692,569
                                                                      ----------      ----------
   Total liabilities and shareholders' equity ....................    $2,491,070      $2,463,544
                                                                      ==========      ==========

           See notes to condensed consolidated financial statements.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)




                                                            THREE MONTHS ENDED MARCH 31,
                                                            -----------------------------
                                                                 2001            2000
                                                            -------------   -------------
Sales ...................................................     $ 461,901       $ 377,052
Costs and expenses ......................................       415,032         342,383
                                                              ---------       ---------
Operating income ........................................        46,869          34,669
Interest and other income ...............................           482             835
Interest expense ........................................        24,405          17,588
                                                              ---------       ---------
Income before income taxes ..............................        22,946          17,916
Provision for income taxes ..............................         8,788           6,987
                                                              ---------       ---------
Net income ..............................................     $  14,158       $  10,929
                                                              =========       =========
L-3 Holdings' earnings per common share:
 Basic ..................................................     $    0.42       $    0.33
                                                              =========       =========
 Diluted ................................................     $    0.40       $    0.32
                                                              =========       =========
L-3 Holdings' weighted average common shares outstanding:
 Basic ..................................................        34,082          33,042
                                                              =========       =========
 Diluted ................................................        35,753          34,478
                                                              =========       =========

           See notes to condensed consolidated financial statements.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)
                                  (UNAUDITED)






                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------
                                                                          2001           2000
                                                                      ------------   ------------
OPERATING ACTIVITIES:
Net income ........................................................    $   14,158     $   10,929
Depreciation and amortization .....................................        10,383          9,374
Goodwill amortization .............................................         9,936          6,327
Amortization of deferred debt issuance costs ......................         1,884          1,006
Deferred income taxes .............................................         5,389          4,700
Other noncash items ...............................................         4,445          2,295
Changes in operating assets and liabilities, net of amounts
 acquired:
 Contracts in process .............................................       (11,610)       (25,942)
 Other current assets .............................................        (1,526)           395
 Other assets .....................................................        (1,124)        (1,200)
 Accounts payable and accrued expenses ............................       (13,815)        16,145
 Customer advances ................................................         7,961         (8,199)
 Other current liabilities ........................................       (10,349)           336
 Pension and postretirement benefits ..............................         2,385          4,838
 Other liabilities ................................................          (469)        (5,247)
All other operating activities, net ...............................          (522)          (598)
                                                                       ----------     ----------
Net cash from operating activities ................................        17,126         15,159
                                                                       ----------     ----------
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired ...................       (13,022)      (217,670)
Capital expenditures ..............................................        (9,257)        (5,393)
Disposition of property, plant and equipment ......................           100            952
Other investing activities, net ...................................        (5,001)        11,506
                                                                       ----------     ----------
Net cash (used in) investing activities ...........................       (27,180)      (210,605)
                                                                       ----------     ----------
FINANCING ACTIVITIES:
Borrowings under revolving credit facilities ......................       117,700        244,000
Repayment of borrowings under revolving credit facilities .........      (107,700)       (64,000)
Other financing activities, net ...................................         6,391             39
                                                                       ----------     ----------
Net cash from financing activities ................................        16,391        180,039
                                                                       ----------     ----------
Net increase (decrease) in cash ...................................         6,337        (15,407)
Cash and cash equivalents, beginning of the period ................        32,680         42,788
                                                                       ----------     ----------
Cash and cash equivalents, end of the period ......................    $   39,017     $   27,381
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

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


1. DESCRIPTION OF BUSINESS

     L-3 Communications Holdings, Inc. derives all its operating income and cash flow from its wholly owned subsidiary L-3 Communications Corporation ("L-3 Communications"). L-3 Communications Holdings, Inc. ("L-3 Holdings" and together with its subsidiaries, "L-3" or "the Company") is a merchant supplier of sophisticated secure communication systems and specialized communication products. The Company produces secure, high data rate communication systems, training and simulation systems, avionics and ocean products, telemetry, instrumentation and space products and microwave components. These systems and products are critical elements of virtually all major communication, command and control, intelligence gathering and space systems. The Company's systems and specialized products are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in transmission, processing, recording, monitoring and dissemination functions of these communication systems. The Company's customers include the U.S. Department of Defense ("DoD"), certain U.S. Government intelligence agencies, major aerospace and defense contractors, foreign governments, commercial customers and certain other U.S. Government agencies. The Company has two reportable segments, Secure Communication Systems and Specialized Communication Products.

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

     The Secure Communication Systems segment includes the training and simulation business, which produces advanced simulation and training products, with high-fidelity representations of cockpits and operator stations for aircraft and vehicle system simulation. This segment also provides a full range of teaching, training, logistic and training device support services to domestic and international military customers, and custom ballistic targets for the DoD.

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

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                    CONTINUED

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2. BASIS OF PRESENTATION


     The accompanying unaudited condensed consolidated financial statements comprise the unaudited condensed consolidated financial statements of L-3 Holdings and L-3 Communications. L-3 Holdings' only asset is its investment in L-3 Communications. The only debt obligation of L-3 Holdings is the 5.25% Convertible Senior Subordinated Notes due 2009 (the "Convertible Notes"). L-3 Holdings has also guaranteed the borrowings under the senior credit facilities of L-3 Communications. Because the Convertible Notes of L-3 Holdings have been jointly, severally, fully and unconditionally guaranteed by L-3 Communications and certain of its domestic subsidiaries, such debt has been reflected as debt of L-3 Communications in its unaudited condensed consolidated financial statements in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 54. In addition, all issuances of equity securities including grants of stock options and restricted stock by L-3 Holdings to employees of L-3 Communications have been reflected in the unaudited condensed consolidated financial statements of L-3 Communications. As a result, the unaudited condensed consolidated financial positions, results of operations and cash flows of L-3 Holdings and L-3 Communications are substantially the same.

     L-3 Holdings has no independent assets or operations other than through its wholly owned subsidiary L-3 Communications. L-3 Communications and all of the guarantor subsidiaries of L-3 Communications are guarantor subsidiaries of L-3 Holdings. All of the non-guarantor subsidiaries of L-3 Communications are indirect non-guarantor subsidiaries of L-3 Holdings. Financial information of the subsidiaries of L-3 Communications is presented in Note 11.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission; accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs and expenses during the reporting period. The most significant of these estimates and assumptions relate to contract estimates of sales and costs, estimated costs in excess of billings to complete contracts in process, estimates of pension and postretirement benefit obligations, recoverability of recorded amounts of fixed assets and goodwill, income taxes, litigation and environmental obligations. Actual results could differ from these estimates.

     Certain reclassifications have been made to conform prior period amounts to the current period presentation.

     For further information, these interim financial statements should be read in conjunction with the Consolidated Financial Statements of L-3 Holdings and L-3 Communications for the fiscal year ended December 31, 2000, included in their Annual Report on Form 10-K for fiscal year ended December 31, 2000.

3. ACQUISITIONS AND DIVESTITURES

     On February 10, 2000, the Company acquired the assets of the Training Devices and Training Services ("TDTS") business of Raytheon Company for $160,000 in cash plus expenses, subject to adjustment based on closing date net working capital, as defined. On April 28, 2000, the Company

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                    CONTINUED

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

acquired the Traffic Alert and Collision Avoidance System ("TCAS") product line from Honeywell for a purchase price of $239,594 in cash, including expenses and a $2,200 purchase price adjustment paid in March 2001 related to the closing date net assets of TCAS. On December 29, 2000, the Company acquired all of the outstanding common stock of Coleman Research Corporation ("Coleman"), a subsidiary of Thermo Electron Corporation for $60,000 in cash, subject to adjustment based on closing date net working capital, and additional consideration not to exceed $5,000 based on the financial performance of Coleman for the year ending December 31, 2001.

     On March 29, 2001, the Company entered into a definitive Agreement with Thales Avionics, a wholly owned subsidiary of Thales (formerly Thomson-CSF) for the TCAS LLC transaction. Under this agreement L-3 agreed to create a limited liability corporation for TCAS, contribute 100% of the TCAS assets to TCAS LLC, and sell a 30% interest in TCAS LLC to Thales Avionics for a cash purchase price of $72,060. The transaction is subject to regulatory approval. L-3 will consolidate the financial statements of TCAS LLC. The Company expects to complete this transaction during the second quarter of 2001.

     Had the acquisitions of TDTS, TCAS and Coleman and the related financing transactions occurred on January 1, 2000, the unaudited pro forma sales, net income and diluted earnings per share for the three months ended March 31, 2000 would have been $449,900, $9,700, and $0.28. The pro forma results are based on various assumptions and are not necessarily indicative of the result of operations that would have occurred had the acquisitions and the related financing transactions occurred on January 1, 2000.

     In March 2001, the Company settled certain items with a third party provider related to an existing services agreement which expires in April 2002. In connection with the settlement, L-3 received a net cash payment of $14,200. The payment represents a credit for fees being paid over the term of the services agreement and incremental costs incurred and to be incurred by the Company over the same period arising from performance deficiencies under the services agreement. These incremental costs include additional operating costs for material management, vendor replacement, rework, warranty, manufacturing and engineering support, and administrative activities. The credit is being amortized as a reduction to costs and expenses over the period in which the services are provided.

     Interest and other income for the three months ended March 31, 2000 includes a gain of $6,754 from the sale of the Company's interest in a business. The gain was largely offset by losses of $6,359 on the write down in the carrying value of certain investments and intangible assets. The net proceeds from the sale were $13,443, and are reported in "Other investing activities" on the Condensed Statement of Cash Flows.


4. CONTRACTS IN PROCESS

     The components of contracts in process are presented in the table below.

                                                        MARCH 31, 2001     DECEMBER 31, 2000
                                                       ----------------   ------------------
   Billed receivables ..............................      $ 267,381           $ 319,780
                                                          ---------           ---------
   Unbilled contract receivables, gross ............        291,496             279,474
   Less: unliquidated progress payments ............        (76,721)            (52,153)
                                                          ---------           ---------
    Unbilled contract receivables, net .............        214,775             227,321
                                                          ---------           ---------
   Inventoried contract costs, gross ...............        108,829              71,765
   Less: unliquidated progress payments ............         (4,606)            (23,061)
                                                          ---------           ---------
    Inventoried contract costs, net ................        104,223              48,704
   Inventories at lower of cost or market ..........        127,495             104,328
                                                          ---------           ---------
    Total contracts in process .....................      $ 713,874           $ 700,133
                                                          =========           =========

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                    CONTINUED

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

5. DEBT

     The components of long-term debt are presented in the table below.




                                                           MARCH 31, 2001     DECEMBER 31, 2000
                                                          ----------------   ------------------
   Borrowings under Senior Credit Facilities ..........      $  200,000          $  190,000
   10 3/8% Senior Subordinated Notes due 2007 .........         225,000             225,000
   8 1/2% Senior Subordinated Notes due 2008 ..........         180,000             180,000
   8% Senior Subordinated Notes due 2008 ..............         200,000             200,000
   5.25% Convertible Senior Subordinated Notes due
     2009 .............................................         300,000             300,000
                                                             ----------          ----------
    Total long-term debt ..............................      $1,105,000          $1,095,000
                                                             ==========          ==========

     Available borrowings under the Company's senior credit facilities at March 31, 2001 were $408,890, after reductions for outstanding borrowings of $200,000 and letters of credit of $91,110.

     During the second quarter of 2001, L-3 Communications intends to restructure its senior credit facilities, which includes the $300,000 364-day revolving credit facility that was scheduled to expire on April 27, 2001, but was extended to June 11, 2001. The restructured senior credit facilities, will replace the existing facilities and are expected to be comprised of a $400,000 five year revolving credit facility and a $200,000 364-day revolving facility under which at the maturity date L-3 Communications may, (i) at its request and subject to approval of the lenders, be extended, in whole or in part, for an additional 364 day period, or (ii) at its election, convert the outstanding principal amount thereunder, if any, into a term loan which would be repayable in a single payment two years from the maturity date. Additionally, the restructured senior credit facilities will provide the Company the ability to increase, on an uncommitted basis, the size of either the five year revolving credit facility or the 364-day revolving credit facility by an additional $150,000 in the aggregate.

     On April 5, 2001, pursuant to a registration rights agreement that L-3 Holdings entered into with the initial purchaser of the Convertible Notes, L-3 Holdings filed a registration statement with the SEC to cover resales by holders of the Convertible Notes and the Guarantees and the 3,680,982 shares of L-3 Holdings common stock issuable upon conversion of the Convertible Notes. This registration statement became effective on April 12, 2001.


6. COMPREHENSIVE INCOME

     Comprehensive income for the three months ended March 31, 2001 and 2000 is presented in the table below.

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          -----------------------
                                                             2001         2000
                                                          ----------   ----------
   Net income .........................................    $14,158      $10,929
   Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments .........       (298)        (598)
    Unrealized gains (losses) on securities:
     Unrealized gains (losses) arising during the
       period: ........................................       (225)       1,025
     Unrealized gains (losses) on hedging instruments:
     Cumulative adjustment at January 1, 2001 .........        (41)          --
     Unrealized gains (losses) arising during the
       period .........................................        (24)          --
                                                           -------      -------
   Comprehensive income ...............................    $13,570      $11,356
                                                           =======      =======

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                    CONTINUED

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Accumulated other comprehensive balances as of March 31, 2001 and December 31, 2000 are presented in the table below.



                                      FOREIGN                        UNREALIZED       MINIMUM      ACCUMULATED
                                      CURRENCY      UNREALIZED     GAINS (LOSSES)     PENSION         OTHER
                                    TRANSLATION   GAINS (LOSSES)     ON HEDGING      LIABILITY    COMPREHENSIVE
                                    ADJUSTMENTS    ON SECURITIES     INSTRUMENTS    ADJUSTMENTS   INCOME (LOSS)
                                   ------------- ---------------- ---------------- ------------- --------------
    MARCH 31, 2001
    Balance January 1, 2001 ......   $ (2,584)       $ (3,698)         $  --          $ (890)       $ (7,172)
    Period change ................       (298)           (225)           (65)             --            (588)
                                     --------        --------          -----          ------        --------
    Balance March 31, 2001 .......   $ (2,882)       $ (3,923)         $ (65)         $ (890)       $ (7,760)
                                     ========        ========          =====          ======        ========
    DECEMBER 31, 2000
    Balance January 1, 2000 ......   $ (1,362)       $   (970)         $  --          $  (71)       $ (2,403)
    Period change ................     (1,222)         (2,728)            --            (819)         (4,769)
                                     --------        --------          -----          ------        --------
    Balance December 31, 2000.....   $ (2,584)       $ (3,698)            --          $ (890)       $ (7,172)
                                     ========        ========          =====          ======        ========

7. L-3 HOLDINGS EARNINGS PER SHARE

     A reconciliation of basic and diluted earnings per share ("EPS") is presented in the table below.




                                                            THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------
                                                                2001           2000
                                                            ------------   ------------
   Basic:
     Net income .........................................    $  14,158      $  10,929
     Weighted average common shares outstanding .........       34,082         33,042
                                                             ---------      ---------
     Basic earnings per share ...........................    $    0.42      $    0.33
                                                             =========      =========
   Diluted:
     Net income .........................................    $  14,158      $  10,929
                                                             ---------      ---------
     Common and potential common shares:
     Weighted average common shares outstanding .........       34,082         33,042
     Assumed exercise of stock options ..................        3,887          3,815
     Assumed purchase of common shares for
      treasury ..........................................       (2,216)        (2,379)
                                                             ---------      ---------
   Common and potential common shares ...................       35,753         34,478
                                                             =========      =========
   Diluted earnings per share ...........................    $    0.40      $    0.32
                                                             =========      =========

     The 3,680,982 shares of L-3 Holdings common stock that are issuable upon conversion of the Convertible Notes were not included in the computation of diluted EPS for the three months ended March 31, 2001 because, the effect of the assumed conversion would have been anti-dilutive.

     On April 26, 2001, L-3 Holdings sold 6,900,000 shares of its common stock in a public offering for $80.00 per share, including shares related to an over-allotment option that was granted to the underwriters. Of this amount, L-3 Holdings sold 4,575,000 shares and other selling stockholders including affiliates of Lehman Brothers Inc. sold 2,325,000 secondary shares. Upon closing, (May 1, 2001) L-3 Holdings received net proceeds of $353,800. The net proceeds of this offering were used to repay existing indebtedness under the Company's senior credit facilities and will be used for general corporate purposes, including potential acquisitions. Following the offering, affiliates of Lehman Brothers Inc. owned approximately 8.3% of L-3 Holdings common stock.

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


9. SEGMENT INFORMATION


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




                                     SECURE       SPECIALIZED                ELIMINATION OF
                                 COMMUNICATION   COMMUNICATION                INTERSEGMENT   CONSOLIDATED
                                    SYSTEMS         PRODUCTS     CORPORATE       SALES          TOTAL
                                --------------- --------------- ----------- --------------- -------------
   THREE MONTHS ENDED
    MARCH 31, 2001:
    Sales .....................     $236,865       $  226,079                  $ (1,043)     $  461,901
    Operating income ..........       23,285           23,584                                    46,869
   THREE MONTHS ENDED
    MARCH 31, 2000:
    Sales .....................     $162,176       $  215,684                  $   (808)     $  377,052
    Operating income ..........       19,360           15,309                                    34,669
   TOTAL ASSETS:
    March 31, 2001 ............     $734,748       $1,541,673    $214,649                    $2,491,070
    December 31, 2000 .........      792,949        1,480,790     189,805                     2,463,544

10. NEW ACCOUNTING PRONOUNCEMENTS


     In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140"), which replaces SFAS 125. SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company does not expect SFAS 140 to have a material impact on its consolidated results of operations or financial position.


11. UNAUDITED FINANCIAL INFORMATION OF L-3 COMMUNICATIONS AND ITS SUBSIDIARIES


     L-3 Communications is a wholly owned subsidiary of L-3 Holdings. The debt of L-3 Communications, including the Senior Subordinated Notes and borrowings under amounts drawn against the senior credit facilities are guaranteed, on a joint and several, full and unconditional basis, by certain of its wholly owned domestic subsidiaries (the "Guarantor Subsidiaries"). The foreign subsidiaries and certain domestic subsidiaries of L-3 Communications (the "Non-Guarantor Subsidiaries") do not guarantee the debt of L-3 Communications. None of the debt of L-3 Communications has been issued by its subsidiaries. There are no restrictions on the payment of dividends from the Guarantor Subsidiaries to L-3 Communications.


     In lieu of providing separate unaudited interim financial statements for the Guarantor Subsidiaries, the Company has included the accompanying condensed combining financial statement data based on Rule 3-10 of SEC Regulation S-X. The Company does not believe that separate financial statements of the Guarantor Subsidiaries are material to users of the financial statements.


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

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                    CONTINUED

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               GUARANTOR    NON-GUARANTOR                     CONSOLIDATED
                                                  PARENT     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   L-3 COMMUNICATIONS
                                              ------------- -------------- --------------- -------------- -------------------
CONDENSED COMBINING BALANCE SHEETS:
-----------------------------------
AS OF MARCH 31, 2001
--------------------
Current assets:
 Cash and cash equivalents ..................  $   29,557      $  1,175       $   8,285      $       --        $   39,017
 Contracts in process .......................     407,414       197,059         109,401              --           713,874
 Other current assets .......................      66,545        21,840           5,298              --            93,683
                                               ----------      --------       ---------      ----------        ----------
   Total current assets .....................     503,516       220,074         122,984              --           846,574
                                               ----------      --------       ---------      ----------        ----------
Property, plant and equipment, net ..........     108,211        27,215          22,559              --           157,985
Intangibles, net ............................     852,058       369,670         148,669              --         1,370,397
Other assets ................................      80,870        10,866          24,378              --           116,114
Investment in and amounts due from
 (to) consolidated subsidiaries .............     732,432        41,221         (13,400)       (760,253)               --
                                               ----------      --------       ---------      ----------        ----------
   Total assets .............................  $2,277,087      $669,046       $ 305,190      $ (760,253)       $2,491,070
                                               ==========      ========       =========      ==========        ==========
Current liabilities:
 Accounts payable and accrued
   expenses .................................  $  225,941      $ 49,525       $  48,103      $       --        $  323,569
 Customer advances ..........................      56,930         2,091           5,184              --            64,205
 Other current liabilities ..................      73,078         6,747           3,559              --            83,384
                                               ----------      --------       ---------      ----------        ----------
   Total current liabilities ................     355,949        58,363          56,846              --           471,158
                                               ----------      --------       ---------      ----------        ----------
Other liabilities ...........................      90,489        96,675           2,099              --           189,263
Long-term debt ..............................   1,105,000            --              --              --         1,105,000
Shareholders' equity ........................     725,649       514,008         246,245        (760,253)          725,649
                                               ----------      --------       ---------      ----------        ----------
   Total liabilities and shareholders'
    equity ..................................  $2,277,087      $669,046       $ 305,190      $ (760,253)       $2,491,070
                                               ==========      ========       =========      ==========        ==========
CONDENSED COMBINING BALANCE SHEETS:
-----------------------------------
AS OF DECEMBER 31, 2000
-----------------------
Current assets:
 Cash and cash equivalents ..................  $   18,708      $  4,911       $   9,061      $       --        $   32,680
 Contracts in process .......................     437,425       206,575          56,133              --           700,133
 Other current assets .......................      74,539        18,045           4,173              --            96,757
                                               ----------      --------       ---------      ----------        ----------
   Total current assets .....................     530,672       229,531          69,367              --           829,570
                                               ----------      --------       ---------      ----------        ----------
Property, plant and equipment, net ..........     115,678        27,583          12,867              --           156,128
Intangibles, net ............................     914,747       398,461          58,160              --         1,371,368
Other assets ................................      79,657         7,719          19,102              --           106,478
Investment in and amounts due
from (to) consolidated subsidiaries .........     613,153        55,805         (27,022)       (641,936)               --
                                               ----------      --------       ---------      ----------        ----------
   Total assets .............................  $2,253,907      $719,099       $ 132,474      $ (641,936)       $2,463,544
                                               ==========      ========       =========      ==========        ==========

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                   CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                GUARANTOR    NON-GUARANTOR                     CONSOLIDATED
                                                   PARENT     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   L-3 COMMUNICATIONS
                                               ------------- -------------- --------------- -------------- -------------------
CONDENSED COMBINING BALANCE SHEETS:
-----------------------------------
AS OF DECEMBER 31, 2000--CONTINUED
----------------------------------
Current liabilities:
 Accounts payable and accrued
   expenses ..................................  $  256,282      $ 63,283        $ 22,104      $       --        $  341,669
 Customer advances ...........................      50,550         2,216           2,437              --            55,203
 Other current liabilities ...................      58,291         6,449           7,057              --            71,797
                                                ----------      --------        --------      ----------        ----------
   Total current liabilities .................     365,123        71,948          31,598              --           468,669
                                                ----------      --------        --------      ----------        ----------
Other liabilities ............................     101,215       103,173           2,918              --           207,306
Long-term debt ...............................   1,095,000            --              --              --         1,095,000
Shareholders' equity .........................     692,569       543,978          97,958        (641,936)          692,569
                                                ----------      --------        --------      ----------        ----------
   Total liabilities and shareholders'
    equity ...................................  $2,253,907      $719,099        $132,474      $ (641,936)       $2,463,544
                                                ==========      ========        ========      ==========        ==========
CONDENSED COMBINING STATEMENTS OF
---------------------------------
OPERATIONS:
-----------
FOR THE THREE MONTHS ENDED MARCH 31,
------------------------------------
2001
----
Sales ........................................  $  280,885      $ 79,879        $102,244      $   (1,107)       $  461,901
                                                ----------      --------        --------      ----------        ----------
Operating income (loss) ......................      44,595        (3,675)          5,949              --            46,869
Interest and other income ....................         383            --              99              --               482
Interest expense .............................      24,132           273              --              --            24,405
Provision (benefit) for income taxes .........       7,984        (1,512)          2,316              --             8,788
Equity in net income (loss) of
 consolidated subsidiaries ...................       1,296            --              --          (1,296)               --
                                                ----------      --------        --------      ----------        ----------
Net income (loss) ............................  $   14,158      $ (2,436)       $  3,732      $   (1,296)       $   14,158
                                                ==========      ========        ========      ==========        ==========
FOR THE THREE MONTHS ENDED MARCH 31,
------------------------------------
2000
----
Sales ........................................  $  244,547      $ 94,108        $ 39,409      $   (1,012)       $  377,052
                                                ----------      --------        --------      ----------        ----------
Operating income .............................      29,631         4,499             539              --            34,669
Interest and other income ....................         136            25             674              --               835
Interest expense .............................      17,463            63              62              --            17,588
Provision for income taxes ...................       4,896         1,760             331              --             6,987
Equity in net income of consolidated
 subsidiaries ................................       3,521            --              --          (3,521)               --
                                                ----------      --------        --------      ----------        ----------
Net income ...................................  $   10,929      $  2,701        $    820      $   (3,521)       $   10,929
                                                ==========      ========        ========      ==========        ==========

                      L-3 COMMUNICATIONS HOLDINGS, INC. AND
                         L-3 COMMUNICATIONS CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                    CONTINUED

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                           GUARANTOR
                                                              PARENT     SUBSIDIARIES
                                                          ------------- --------------
CONDENSED COMBINING STATEMENTS OF
---------------------------------
CASH FLOWS:
-----------
FOR THE THREE MONTHS ENDED MARCH 31, 2001:
------------------------------------------
OPERATING ACTIVITIES:
Net income ..............................................  $    14,158    $  (2,436)
Depreciation, amortization, deferred taxes and
 noncash items ..........................................       24,841        4,865
Equity in net (income) loss of consolidated
 subsidiaries ...........................................       (1,296)          --
Changes in operating assets and liabilities .............      (15,116)     (15,071)
                                                           -----------    ---------
Net cash from (used in) operating activities ............       22,587      (12,642)
                                                           -----------    ---------
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired .........       (4,323)        (375)
Capital expenditures, net of dispositions ...............       (5,647)      (2,933)
Investment in consolidated subsidiaries .................       (8,699)          --
Other investing activities, net .........................           --           --
                                                           -----------    ---------
Net cash (used in) investing activities .................      (18,669)      (3,308)
                                                           -----------    ---------
FINANCING ACTIVITIES:
Borrowings (repayments) under senior credit
 facilities, net ........................................       10,000           --
Intercompany financing activities, net ..................      (11,486)      12,214
Other financing activities, net .........................        8,417           --
                                                           -----------    ---------
Net cash from (used in) financing activities ............        6,931       12,214
                                                           -----------    ---------
Net (decrease) increase in cash .........................       10,849       (3,736)
Cash and cash equivalents, beginning of period ..........       18,708        4,911
                                                           -----------    ---------
Cash and cash equivalents, end of period ................  $    29,557    $   1,175
                                                           ===========    =========
FOR THE THREE MONTHS ENDED MARCH 31, 2000:
------------------------------------------
OPERATING ACTIVITIES:
Net income ..............................................  $    10,929    $   2,701
Depreciation, amortization, deferred taxes and
 noncash items ..........................................       16,620        5,640
Equity in net (income) of consolidated
 subsidiaries ...........................................       (3,521)          --
Changes in operating assets and liabilities .............       (8,216)      (7,335)
                                                           -----------    ---------
Net cash from (used in) operating activities ............       15,812        1,006
                                                           -----------    ---------
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired .........     (217,670)          --
Capital expenditures, net of dispositions ...............       (3,186)      (1,571)
Other investing activities, net .........................           --           --
                                                           -----------    ---------
Net cash (used in) from investing activities ............     (220,856)      (1,571)
                                                           -----------    ---------
FINANCING ACTIVITIES:
Borrowings (repayments) under senior credit
 facilities, net ........................................      180,000           --
Intercompany financing activities, net ..................       11,506           --
Other financing activities, net .........................          224         (185)
                                                           -----------    ---------
Net cash from (used in) financing activities ............      191,730         (185)
                                                           -----------    ---------
Net increase (decrease) in cash .........................      (13,314)        (750)
Cash and cash equivalents, beginning of period ..........       34,037        5,164
                                                           -----------    ---------
Cash and cash equivalents, end of period ................  $    20,723    $   4,414
                                                           ===========    =========


                                                           NON-GUARANTOR                     CONSOLIDATED
                                                            SUBSIDIARIES   ELIMINATIONS   L-3 COMMUNICATIONS
                                                          --------------- -------------- -------------------
CONDENSED COMBINING STATEMENTS OF
---------------------------------
CASH FLOWS:
-----------
FOR THE THREE MONTHS ENDED MARCH 31, 2001:
------------------------------------------
OPERATING ACTIVITIES:
Net income ..............................................   $    3,732       $ (1,296)       $    14,158
Depreciation, amortization, deferred taxes and
 noncash items ..........................................        2,331             --             32,037
Equity in net (income) loss of consolidated
 subsidiaries ...........................................           --          1,296                 --
Changes in operating assets and liabilities .............        1,118             --            (29,069)
                                                            ----------       --------        -----------
Net cash from (used in) operating activities ............        7,181             --             17,126
                                                            ----------       --------        -----------
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired .........       (8,324)            --            (13,022)
Capital expenditures, net of dispositions ...............         (577)            --             (9,157)
Investment in consolidated subsidiaries .................           --          8,699                 --
Other investing activities, net .........................       (5,001)            --             (5,001)
                                                            ----------       --------        -----------
Net cash (used in) investing activities .................      (13,902)         8,699            (27,180)
                                                            ----------       --------        -----------
FINANCING ACTIVITIES:
Borrowings (repayments) under senior credit
 facilities, net ........................................           --             --             10,000
Intercompany financing activities, net ..................        7,971         (8,699)                --
Other financing activities, net .........................       (2,026)            --              6,391
                                                            ----------       --------        -----------
Net cash from (used in) financing activities ............        5,945         (8,699)            16,391
                                                            ----------       --------        -----------
Net (decrease) increase in cash .........................         (776)            --              6,337
Cash and cash equivalents, beginning of period ..........        9,061             --             32,680
                                                            ----------       --------        -----------
Cash and cash equivalents, end of period ................   $    8,285       $     --        $    39,017
                                                            ==========       ========        ===========
FOR THE THREE MONTHS ENDED MARCH 31, 2000:
------------------------------------------
OPERATING ACTIVITIES:
Net income ..............................................   $      820       $ (3,521)       $    10,929
Depreciation, amortization, deferred taxes and
 noncash items ..........................................        1,442             --             23,702
Equity in net (income) of consolidated
 subsidiaries ...........................................           --          3,521                 --
Changes in operating assets and liabilities .............       (3,921)            --            (19,472)
                                                            ----------       --------        -----------
Net cash from (used in) operating activities ............       (1,659)            --             15,159
                                                            ----------       --------        -----------
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired .........           --             --           (217,670)
Capital expenditures, net of dispositions ...............          316             --             (4,441)
Other investing activities, net .........................       11,506             --             11,506
                                                            ----------       --------        -----------
Net cash (used in) from investing activities ............       11,822             --           (210,605)
                                                            ----------       --------        -----------
FINANCING ACTIVITIES:
Borrowings (repayments) under senior credit
 facilities, net ........................................           --             --            180,000
Intercompany financing activities, net ..................      (11,506)            --                 --
Other financing activities, net .........................           --             --                 39
                                                            ----------       --------        -----------
Net cash from (used in) financing activities ............      (11,506)            --            180,039
                                                            ----------       --------        -----------
Net increase (decrease) in cash .........................       (1,343)            --            (15,407)
Cash and cash equivalents, beginning of period ..........        3,587             --             42,788
                                                            ----------       --------        -----------
Cash and cash equivalents, end of period ................   $    2,244       $     --        $    27,381
                                                            ==========       ========        ===========

ITEM 2.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


GENERAL

     We are a leading merchant supplier of sophisticated secure communication systems and specialized communication products. These systems and products are critical elements of virtually all major communication, command and control, intelligence gathering and space systems. Our customers include the DoD, certain U.S. Government agencies, major aerospace and defense contractors, foreign governments and commercial customers. We have two reportable segments:
Secure Communication Systems and Specialized Communication Products.

     Our Secure Communication Systems segment provides secure, high data rate communications systems for military and other U.S. Government reconnaissance and surveillance applications. The Secure Communication Systems segment also produces advanced simulation and training products, and provides communication software support services and a full range of teaching, training, logistic and training device support services to domestic and international military customers and custom ballistic targets for the DoD. Our Specialized Communication Products segment includes three product categories: avionics and ocean products, telemetry, instrumentation and space products and microwave components.

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


ACQUISITIONS

     On February 10, 2000, we acquired the assets of the Training Devices and Training Services ("TDTS") business of the Raytheon Company for $160.0 million in cash plus expenses, subject to adjustment. Following the acquisition we changed TDTS's name to L-3 Communications Link Simulation and Training. On April 28, 2000, we acquired the Traffic Alert and Collision Avoidance System ("TCAS") product line from Honeywell for a purchase price of $239.6 million in cash including expenses and a $2.2 million purchase price adjustment paid in March 2001 related to the closing date net assets of TCAS. On December 29, 2000, we acquired all of the outstanding common stock of Coleman Research Corporation ("Coleman"), a subsidiary of Thermo Electron Corporation, for $60.0 million in cash plus expenses, subject to adjustment and additional consideration not to exceed $5.0 million based on the financial performance of Coleman for the year ending December 31, 2001.

     On March 29, 2001, we entered into a definitive agreement with Thales Avionics, a wholly owned subsidiary of Thales (formerly Thomson-CSF), for the TCAS LLC transaction. Under this agreement L-3 agreed to create a limited liability corporation for TCAS, contribute 100% of the TCAS assets to TCAS LLC, and sell a 30% interest in TCAS LLC to Thales Avionics for a cash purchase price of $72.1 million. The transaction is subject to regulatory approval. We will consolidate the financial statements of TCAS LLC. We expect to complete this transaction during the second quarter of 2001.

     All of our acquisitions have been accounted for as purchase business combinations and are included in our results of operations from their respective effective dates.

     On May 4, 2001, we acquired all of the outstanding common stock of KDI Precision Products for approximately $67.5 million in cash plus expenses, subject to adjustment. The acquisition was financed using a portion of the net proceeds from a public offering of our common stock that we completed on April 26, 2001. See "--Financing Activities" below.

     We regularly evaluate potential acquisitions and joint venture transactions, but we have not entered into any agreements with respect to any material transactions at this time other than our acquisition of KDI Precision Products.


RESULTS OF OPERATIONS

     The following information should be read in conjunction with the Condensed Consolidated Financial Statements as of March 31, 2001. Our results of operations for the periods presented are impacted significantly by our acquisitions. The table below provides selected statement of operations data for the three-month period ended March 31, 2001 which we refer to as the 2001 First Quarter and the three-month period ended March 31, 2000 which we refer to as the 2000 First Quarter. Prior year reported segment information has been restated to conform to the 2001 presentation.



                                                                     THREE MONTHS ENDED MARCH 31,
                                                                     ----------------------------
                                                                         2001            2000
                                                                     -------------   -----------
                                                                             (in millions)
Sales(1):
 Secure Communication Systems ......................................    $  236.8      $  162.1
 Specialized Communication Products ................................       225.1         215.0
                                                                        --------      --------
   Total ...........................................................    $  461.9      $  377.1
                                                                        ========      ========
Operating income:
 Secure Communication Systems ......................................    $   23.3      $   19.4
 Specialized Communication Products ................................        23.6          15.3
                                                                        --------      --------
   Total ...........................................................    $   46.9      $   34.7
                                                                        ========      ========
Depreciation and amortization expenses included in operating income:
 Secure Communication Systems ......................................    $    7.6      $    5.4
 Specialized Communication Products ................................        12.7          10.3
                                                                        --------      --------
   Total ...........................................................    $   20.3      $   15.7
                                                                        ========      ========
EBITDA(2)
 Secure Communication Systems ......................................    $   30.9      $   24.8
 Specialized Communication Products ................................        36.3          25.6
                                                                        --------      --------
   Total ...........................................................    $   67.2      $   50.4
                                                                        ========      ========

----------
(1) Sales are after intersegment eliminations. See Note 9 to the Unaudited Condensed Consolidated Financial Statements.

(2) EBITDA is defined as operating income plus depreciation expense and amortization expense (excluding the amortization of debt issuance costs). EBITDA is not a substitute for operating income, net income or cash flows from operating activities as determined in accordance with accounting principles generally accepted in the United States of America as a measure of profitability or liquidity. EBITDA is presented as additional information because the Company believes it to be a useful indicator of the Company's ability to meet debt service and capital expenditure requirements. EBITDA as defined by the Company may differ from similarly named measures used by other entities.

     Sales increased $84.8 million to $461.9 million in the 2001 First Quarter from $377.1 million in the 2000 First Quarter. Sales grew $74.7 million in our Secure Communication Systems segment and $10.1 million in our Specialized Communication Products segment. Operating income increased $12.2 million to $46.9 million in the 2001 First Quarter. Operating income as a percentage of sales ("operating margin") improved to 10.1% from 9.2%. Depreciation and amortization expenses increased $4.6 million to $20.3 million in the 2001 First Quarter, due to increased goodwill amortization associated with our acquisitions and additional depreciation related to our capital expenditures and acquired businesses. EBITDA for the 2001 First Quarter increased $16.8 million to $67.2 million. EBITDA as a percentage of sales ("EBITDA margin") improved to 14.5% in the 2001 First Quarter from 13.4% in the 2000 First Quarter. Basic earnings per common share ("EPS") grew 27.3% to $0.42 and diluted EPS grew 25% to $0.40 in the 2001 First Quarter. The increases in basic and diluted weighted-average common shares outstanding were principally attributable to common stock issued for exercises of employee stock options.

     Interest expense increased $6.8 million to $24.4 million in the 2001 First Quarter because of the higher average outstanding debt during the 2001 First Quarter. Included in interest and other income for the 2000 First Quarter is a gain of $6.8 million from the sale of our interest in a business. The gain was largely offset by losses of $6.4 million on the writedown in the carrying value of certain investments and intangible assets. The income tax provision for the 2001 First Quarter is based on our estimated effective income tax rate for 2001 of 38.3%, compared with the effective tax rate of 39.0% for the 2000 First Quarter.

     Sales within our Secure Communication Systems segment increased $74.7 million or 46.1% to $236.8 million in 2001 First Quarter compared with the 2000 First Quarter. Operating income increased $3.9 million to $23.3 million. Operating margin declined to 9.8% from 11.9%. We attribute the increase in sales principally to the Link Simulation and Training, Coleman Research and MPRI acquired businesses and growth in sales of certain secure data links, airport security systems and communication software support services. These increases in sales were partially offset by an expected decline in shipments of secure telephone equipment ("STE"), compared with the 2000 First Quarter, which we expect to continue to experience until the second half of 2001 when we plan to release our next STE product incorporating certain software enhancements, after which shipments of STE are expected to increase. The decline in operating margin was principally attributable to lower margins for the Coleman Research acquired business, which we expected, and was partially offset by improved margins from the Link Simulation and Training business. Additionally, excluding businesses that we acquired in 2000, during the 2001 First Quarter compared with the 2000 First Quarter a smaller percentage of our sales for this segment were generated from fixed-price type contracts which generally have higher margins than sales generated from cost-reimbursable type contracts. EBITDA increased $6.1 million to $30.9 million in the 2001 First Quarter and EBITDA margin declined to 13.0% from 15.3%.

     Sales within our Specialized Communication Products segment increased $10.1 million or 4.7% to $225.1 million in the 2001 First Quarter compared with the 2000 First Quarter. Operating income increased $8.3 million and operating margin improved to 10.5% from 7.1%. The increase in sales was principally attributable to the TCAS acquired business and volume increases on microwave components and aviation recorders. These increases in sales were partially offset by decreases in sales of telemetry and space products and lower shipments of naval power systems. Sales of our telemetry and space products declined due to continued softness in the space and broadband commercial communications market. We expect sales of our telemetry and space products for 2001 to remain essentially unchanged as compared to 2000. The increase in operating margin was principally attributable to higher margins from the TCAS acquired business, increased sales volume for microwave components and changes in product sales mix of telemetry products. EBITDA increased $10.7 million to $36.3 million and EBITDA margin increased to 16.1% from 11.9%.

     In March 2001, we settled certain items with a third party provider related to an existing services agreement which expires in April 2002. In connection with the settlement, we received a net cash payment of $14.2 million. The payment represents a credit for fees being paid over the term of the services agreement and incremental costs incurred and to be incurred by us over the same period arising from performance deficiencies under the services agreement. These incremental costs include additional operating costs for material management, vendor replacement, rework, warranty, manufacturing and engineering support, and administrative activities. The credit is being amortized as a reduction to costs and expenses over the period in which services are being provided.


LIQUIDITY AND CAPITAL RESOURCES

BALANCE SHEET

     Contracts in process increased $13.7 million from December 31, 2000 to March 31, 2001. The increase was principally attributable to planned increases of fixed wireless access inventory related to a new contract and on certain programs and products including STE in advance of shipments expected to occur later in 2001. During the 2001 First Quarter receivables declined, as we expected, because collections exceeded billings.


STATEMENT OF CASH FLOWS

     The following table provides cash flow statement data for the periods indicated.

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                       2001           2000
                                                    ----------     ----------
                                                         (in millions)
Net cash from operating activities ..............    $  17.1        $   15.2
Net cash (used in) investing activities .........      (27.2)         (210.6)
Net cash from financing activities ..............       16.4           180.0

OPERATING ACTIVITIES

     During the 2001 First Quarter, we generated $17.1 million of cash from our operating activities, an increase of 13% over the $15.2 million generated during the 2000 First Quarter. Earnings adjusted for non-cash items and deferred taxes increased $11.6 million to $46.2 million in the 2001 First Quarter from $34.6 million in the 2000 First Quarter. During the 2001 First Quarter, our working capital and operating assets and liabilities decreased $29.1 million compared with a decrease of $19.5 million in the 2000 First Quarter. Our cash flows from operating activities during the 2001 First Quarter include uses of cash for a planned increase in inventory related to the fixed wireless access business and the continued effort on the AVCATT contract for costs in excess of billings. These uses of cash were partially offset by an adjustment on a services agreement related to a business acquired in 2000. Overall, we expect the rate of increase in working capital to decline during the second half of 2001, and as a result cash flow is expected to improve. We also expect to continue increasing inventories for the fixed wireless access business and the STE product until the second half of 2001 when we expect shipments to begin to exceed production. We also expect costs to be incurred to exceed billings on the AVCATT contract during the remainder of 2001.


INVESTING ACTIVITIES

     The Company continued to pursue its acquisition strategy during the 2001 First Quarter and invested $13.0 million to acquire businesses and product lines, as compared with the $217.7 million invested in the 2000 First Quarter.

     We make capital expenditures for improvement of manufacturing facilities and equipment. We expect that capital expenditures for 2001 will be between $40.0 million and $45.0 million.

     In March 2000, we sold our interest in the Network Security business for net proceeds of $13.4 million.


FINANCING ACTIVITIES

     On April 26, 2001, we sold 6.9 million shares of our common stock in a public offering for $80.00 per share, including shares related to an over-allotment option that was granted to the underwriters. Of this amount, we sold 4.6 million shares and other selling stockholders including affiliates of Lehman Brothers

Inc. sold 2.3 million secondary shares. Upon closing (May 1, 2001), we received net proceeds of $353.8 million. The net proceeds of this offering were used to repay existing indebtedness under our senior credit facilities and will be used for general corporate purposes, including potential acquisitions. Following the offering, affiliates of Lehman Brothers Inc. owned approximately 8.3% of L-3 Holdings common stock.

     At March 31, 2001, available borrowings under our senior credit facilities were $408.9 million after reductions for outstanding borrowings of $200.0 million and outstanding letters of credit of $91.1 million.

     During the second quarter of 2001, we intend to restructure our senior credit facilities, which includes the $300.0 million 364-day revolving credit facility that was scheduled to expire on April 27, 2001, but was extended to June 11, 2001. The restructured senior credit facilities, will replace the existing facilities, and are expected to be comprised of a $400.0 million five year revolving credit facility and a $200.0 million 364-day revolving facility under which at the maturity date we may, (i) at our request and subject to approval of the lenders, be extended, in whole or in part, for an additional 364 day period, or (ii) at our election, convert the outstanding principal amount thereunder, if any, into a term loan which would be repayable in a single payment two years from the maturity date. Additionally, the restructured senior credit facilities will provide us the ability to increase, on an uncommitted basis, the size of either the five year revolving credit facility or the 364-day revolving credit facility by an additional $150.0 million in the aggregate.

     The senior credit facilities, Senior Subordinated Notes and Convertible Notes contain financial covenants which remain in effect so long as we owe any amount or any commitment to lend exists thereunder. As of March 31, 2001, L-3 Communications had been in compliance with the covenants of the agreements governing those loans at all times. The borrowings under the senior credit facilities are guaranteed by L-3 Holdings and by substantially all of the domestic subsidiaries of L-3 Communications. The payments of principal and premium, if any, and interest on the Senior Subordinated Notes are unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by L-3 Holdings and substantially all of its direct and indirect wholly owned subsidiaries, including L-3 Communications. The Convertible Notes are jointly and severally guaranteed on a full and unconditional basis, by certain existing direct and indirect domestic subsidiaries of L-3 Holdings, including L-3 Communications and are subordinated in right of payment to all existing and future senior debt of the guarantors and rank pari passu with the other senior subordinated indebtedness of the guarantors. See Note 7 to our consolidated financial statements for fiscal year ended December 31, 2000, included in our Annual Report on Form 10K for fiscal year ended December 31, 2000 for a description of our debt and related financial covenants at December 31, 2000.

     Based upon our current level of operations, we believe that our cash from operating activities, together with available borrowings under the senior credit facilities, will be adequate to meet our anticipated requirements for working capital, capital expenditures, research and development expenditures, program and other discretionary investments, and interest payments for the foreseeable future including at least the next three years. There can be no assurance, however, that our business will continue to generate cash flow at or above current levels or that currently anticipated improvements will be achieved. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make scheduled principal payments, to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control. There can be no assurance that sufficient funds will be available to enable us to service our indebtedness, or make necessary capital expenditures and to make discretionary investments.


CONTINGENCIES

     See Note 8 to the Condensed Consolidated Financial Statements.


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

     Our forward-looking statements will also be influenced by factors such as:

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

    o our ability to obtain future government contracts on a timely basis;

    o the availability of government funding and customer requirements;

    o our significant amount of our debt and the restrictions contained in our debt agreements;

    o collective bargaining agreements and labor disputes;

    o economic conditions, competitive environment, international business and political conditions, timing of international awards and contracts;

    o our extensive use of fixed price contracts as compared to cost plus contracts;

    o our ability to identify future acquisition candidates or to integrate acquired operations;

    o the rapid change of technology and high level of competition in the communication equipment industry;

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


ITEM 3.

            QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Part II, Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition--Liquidity and Capital Resources--Market Risks", of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 for a discussion of the Company's exposure to market risks. There was no significant change in those risks during the three months ended March 31, 2001.

PART II - OTHER INFORMATION

ITEM 6.

                       EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

   *11 L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Share

    12.1    Ratio of Earnings to Fixed Charges

   * The information required on this exhibit is presented in Note 7 to the Condensed Consolidated Financial Statements as of March 31, 2001 in accordance with the provisions of FASB SFAS No. 128, Earnings Per Share.

  (b) Reports on Form 8-K

   Report filed on March 21, 2001 regarding the Financial Statements for the year ended December 31, 1998 and 1999 of Honeywell Traffic Alert & Collision Avoidance System Business, Financial Statements for the year ended December 31, 1999 of Raytheon Training Devices and Training Services Business and unaudited pro forma financial information of L-3 Communications Holdings, Inc. and L-3 Communications Corporation for the year ended December 31, 1999.

   Report filed on April 3, 2001 regarding the unaudited condensed financial statements for the three months ended March 31, 2000 and 1999 of Honeywell Traffic Alert & Collision Avoidance System Business and pro forma financial information of L-3 Communications Holdings Inc. and L-3 Communications Corporation for the three months ended March 31, 2000.

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


Date: May 11, 2001


                                  /s/ Robert V. LaPenta
                                  ----------------------------------------
                                  Name: Robert V. LaPenta
                                  Title: President and Chief Financial
                                         Officer (Principal Financial Officer)