Form 10-Q
period 2001-06-30
L 3 COMMUNICATIONS HOLDINGS INC; L 3 COMMUNICATIONS CORP
filed 2001-08-09
CIK 1056239, 1039101

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                ----------------

                                    FORM 10-Q




             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


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

     There were 38,966,724 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on July 31, 2001.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION
                        FORM 10-Q QUARTERLY REPORT FOR
                          QUARTER ENDED JUNE 30, 2001

                       PART I -- FINANCIAL INFORMATION:

                                                                                 PAGE NO.
                                                                                ---------
ITEM 1.   Financial Statements
          Condensed Consolidated Balance Sheets as of June 30, 2001 and
           December 31, 2000 ..................................................      1

          Condensed Consolidated Statements of Operations for the Three and Six
           Months ended June 30, 2001 and June 30, 2000 .......................      2

          Condensed Consolidated Statements of Cash Flows for the Six Months
           ended June 30, 2001 and June 30, 2000 ..............................      4

          Notes to Unaudited Condensed Consolidated Financial Statements ......      5

ITEM 2.   Management's Discussion and Analysis of Results of Operations and
           Financial Condition ................................................     15

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk ..........     23

                          PART II -- OTHER INFORMATION:

ITEM 6.   Exhibits and Reports on Form 8-K ....................................     23

                        L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                        JUNE 30,       DECEMBER 31,
                                                                          2001             2000
                                                                     --------------   -------------
                              ASSETS
Current assets:
 Cash and cash equivalents .......................................     $   68,333      $   32,680
 Contracts in process ............................................        749,805         700,133
 Deferred income taxes ...........................................         80,296          89,732
 Other current assets ............................................         11,679           7,025
                                                                       ----------      ----------
   Total current assets ..........................................        910,113         829,570
                                                                       ----------      ----------
Property, plant and equipment, net ...............................        171,765         156,128
Intangibles, primarily goodwill ..................................      1,525,002       1,371,368
Deferred income taxes ............................................         61,448          57,111
Other assets .....................................................         59,758          49,367
                                                                       ----------      ----------
   Total assets ..................................................     $2,728,086      $2,463,544
                                                                       ==========      ==========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable, trade .........................................     $  147,970      $  159,901
 Accrued employment costs ........................................        115,479         102,606
 Accrued expenses ................................................         41,484          55,576
 Customer advances ...............................................         62,226          55,203
 Accrued interest ................................................         14,706          16,335
 Income taxes ....................................................          5,299           7,251
 Other current liabilities .......................................         66,768          71,797
                                                                       ----------      ----------
   Total current liabilities .....................................        453,932         468,669
                                                                       ----------      ----------
Pension and postretirement benefits ..............................        110,085         105,523
Other liabilities ................................................         58,096         101,783
Long-term debt ...................................................        905,000       1,095,000
Minority interest ................................................         69,555              --
Commitments and contingencies
Shareholders' equity:
 L-3 Holdings' common stock $.01 par value; authorized 100,000,000 shares, issued and outstanding 38,944,962 and 33,606,645 shares
   (L-3 Communications common stock: $.01 par value, 100 shares
   authorized, issued and outstanding) ...........................        915,818         515,926
 Retained earnings ...............................................        223,766         186,272
 Unearned compensation ...........................................         (4,054)         (2,457)
 Accumulated other comprehensive loss ............................         (4,112)         (7,172)
                                                                       ----------      ----------
Total shareholders' equity .......................................      1,131,418         692,569
                                                                       ----------      ----------
   Total liabilities and shareholders' equity ....................     $2,728,086      $2,463,544
                                                                       ==========      ==========

            See notes to condensed consolidated financial statements.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                             THREE MONTHS ENDED JUNE 30,
                                                            -----------------------------
                                                                 2001            2000
                                                            -------------   -------------
Sales ...................................................     $ 561,560       $ 460,976
Costs and expenses ......................................       501,093         411,323
                                                              ---------       ---------
Operating income ........................................        60,467          49,653
Interest and other income ...............................           972           1,722
Interest expense ........................................        22,031          24,703
Minority interest .......................................         1,585              --
                                                              ---------       ---------
Income before income taxes ..............................        37,823          26,672
Provision for income taxes ..............................        14,487          10,213
                                                              ---------       ---------
Net income ..............................................     $  23,336       $  16,459
                                                              =========       =========
L-3 Holdings' earnings per common share:
 Basic ..................................................     $    0.62       $    0.49
                                                              =========       =========
 Diluted ................................................     $    0.60       $    0.47
                                                              =========       =========
L-3 Holdings' weighted average common shares outstanding:
 Basic ..................................................        37,385          33,271
                                                              =========       =========
 Diluted ................................................        39,013          34,855
                                                              =========       =========

            See notes to condensed consolidated financial statements.

                        L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                               SIX MONTHS ENDED JUNE 30,
                                                            -------------------------------
                                                                  2001             2000
                                                            ---------------   -------------
Sales ...................................................     $ 1,023,461       $ 838,028
Costs and expenses ......................................         916,125         753,706
                                                              -----------       ---------
Operating income ........................................         107,336          84,322
Interest and other income ...............................           1,454           2,557
Interest expense ........................................          46,436          42,291
Minority interest .......................................           1,585              --
                                                              -----------       ---------
Income before income taxes ..............................          60,769          44,588
Provision for income taxes ..............................          23,275          17,200
                                                              -----------       ---------
Net income ..............................................     $    37,494       $  27,388
                                                              ===========       =========
L-3 Holdings' earnings per common share:
 Basic ..................................................     $      1.05       $    0.83
                                                              ===========       =========
 Diluted ................................................     $      1.00       $    0.79
                                                              ===========       =========
L-3 Holdings' weighted average common shares outstanding:
 Basic ..................................................          35,743          33,158
                                                              ===========       =========
 Diluted ................................................          37,395          34,681
                                                              ===========       =========

            See notes to condensed consolidated financial statements.

                        L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         SIX MONTHS ENDED JUNE 30,
                                                                        ----------------------------
                                                                             2001           2000
                                                                        -------------   ------------
OPERATING ACTIVITIES:
Net income ..........................................................    $   37,494      $   27,388
Depreciation and amortization .......................................        21,959          19,025
Goodwill amortization ...............................................        20,677          15,152
Amortization of deferred debt issue costs ...........................         3,642           2,485
Deferred income taxes ...............................................        16,467          10,492
Minority interest ...................................................         1,585              --
Other noncash items .................................................         8,306           7,048
Changes in operating assets and liabilities, net of amounts acquired:
 Contracts in process ...............................................       (36,848)        (21,033)
 Other current assets ...............................................        (2,584)         (1,279)
 Other assets .......................................................        (5,293)            184
 Accounts payable and accrued expenses ..............................       (18,661)          9,908
 Customer advances ..................................................         5,982         (12,977)
 Other current liabilities ..........................................       (25,899)        (10,700)
 Pension and postretirement benefits ................................         3,864          (3,587)
 Other liabilities ..................................................         2,534             334
 All other operating activities, net ................................          (547)           (714)
                                                                         ----------      ----------
Net cash from operating activities ..................................        32,678          41,726
                                                                         ----------      ----------
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired .....................      (211,019)       (515,461)
Proceeds from sale of interest in subsidiary ........................        72,060              --
Capital expenditures ................................................       (20,517)        (13,397)
Disposition of property, plant and equipment ........................           247           2,531
Other investing activities ..........................................        (5,001)         16,099
                                                                         ----------      ----------
Net cash used in investing activities ...............................      (164,230)       (510,228)
                                                                         ----------      ----------
FINANCING ACTIVITIES:
Borrowings under revolving credit facilities ........................       235,200         627,000
Repayment of borrowings under revolving credit facilities ...........      (425,200)       (156,000)
Proceeds from sale of common stock, net .............................       353,783              --
Proceeds from exercise of stock options .............................        10,044           3,581
Debt issuance costs .................................................        (3,813)         (3,250)
Other financing activities, net .....................................        (2,809)           (370)
                                                                         ----------      ----------
Net cash from financing activities ..................................       167,205         470,961
                                                                         ----------      ----------
Net increase in cash ................................................        35,653           2,459
Cash and cash equivalents, beginning of the period ..................        32,680          42,788
                                                                         ----------      ----------
Cash and cash equivalents, end of the period ........................    $   68,333      $   45,247
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

                      L-3 COMMUNICATIONS HOLDINGS, INC. AND
                         L-3 COMMUNICATIONS CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                    CONTINUED

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements comprise the unaudited condensed consolidated financial statements of L-3 Holdings and L-3 Communications. L-3 Holdings' only asset is its investment in L-3 Communications. The only debt obligation of L-3 Holdings is the 5.25% Convertible Senior Subordinated Notes due 2009 (the "Convertible Notes"). L-3 Holdings has also guaranteed the borrowings under the senior credit facilities of L-3 Communications. Because the Convertible Notes of L-3 Holdings have been jointly, severally, fully and unconditionally guaranteed by L-3 Communications and certain of its domestic subsidiaries, the Convertible Notes have been reported as debt of L-3 Communications in its unaudited condensed consolidated financial statements in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 54. In addition, all issuances of equity securities including grants of stock options and restricted stock by L-3 Holdings to employees of L-3 Communications have also been reported in the unaudited condensed consolidated financial statements of L-3 Communications. As a result, the unaudited condensed consolidated financial positions, results of operations and cash flows of L-3 Holdings and L-3 Communications are substantially the same.

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

     For further information, these interim financial statements should be read in conjunction with the Consolidated Financial Statements of L-3 Holdings and L-3 Communications for the fiscal year ended December 31, 2000, included in their Annual Reports on Form 10-K for the fiscal year ended December 31, 2000.

                      L-3 COMMUNICATIONS HOLDINGS, INC. AND
                         L-3 COMMUNICATIONS CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                    CONTINUED

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

3. ACQUISITIONS AND DIVESTITURES

     On February 10, 2000, the Company acquired the assets of the Training Devices and Training Services ("TDTS") business of the Raytheon Company for $160,000 in cash plus expenses, subject to adjustment based on closing date net working capital, as defined. On April 28, 2000, the Company acquired the Traffic Alert and Collision Avoidance System ("TCAS") product line from Honeywell for a purchase price of $239,594 in cash, including expenses. On June 30, 2000, the Company acquired all the outstanding stock of MPRI Inc. ("MPRI") for $35,686 in cash including expenses, plus additional consideration of $4,000 in cash based on the financial performance of MPRI for the year ended June 30, 2001 to be paid in the second half of 2001. On December 29, 2000, the Company acquired all of the outstanding common stock of Coleman Research Corporation ("Coleman"), a subsidiary of Thermo Electron Corporation for $60,911 in cash including expenses, and additional consideration not to exceed $5,000 based on the financial performance of Coleman for the year ending December 31, 2001.

     On May 4, 2001, the Company acquired all of the outstanding common stock of KDI Precision Products ("KDI") for $79,512 in cash plus expenses, reflecting a purchase price increase of $12,000 based on preliminary closing date net assets, as defined, of KDI which is subject to final adjustment. On May 16, 2001, the Company acquired all of the outstanding common stock of EER Systems ("EER") for $118,728 in cash plus expenses, reflecting a purchase price increase of $13,728 based on preliminary closing date net assets, as defined, of EER which is subject to final adjustment, and additional consideration up to $10,000 based on the financial performance of EER for the years ending December 31, 2001 and 2002.

     All of the acquisitions were financed with cash on hand or borrowings on bank credit facilities.

     All of the Company's acquisitions have been accounted for as purchase business combinations and are included in the Company's results of operations from their respective effective dates. The assets and liabilities of $292,286 and $33,135 recorded in connection with the purchase price allocations for the acquisitions of Coleman, KDI and EER are based upon preliminary estimates of fair values for contracts in process, estimated costs in excess of billings to complete contracts in process, inventories, and deferred taxes. Actual adjustments will be based on the final purchase prices and final appraisals and other analyses of fair values which are in process. The Company has valued acquired contracts in process at contract price, less the estimated costs to complete and an allowance for normal profit on the Company's effort to complete such contracts. The Company does not expect the differences between the preliminary and final purchase price allocations for the acquisitions to be material.

     Had the acquisition of EER and the related financing transaction occurred on January 1, 2001, the unaudited pro forma sales, net income and diluted earnings per share for the six months ended June 30, 2001 would have been $1,072,800, $33,700 and $0.90. Had the acquisitions of TDTS, TCAS, Coleman, MPRI and EER and the related financing transactions occurred on January 1, 2000, the unaudited pro forma sales, net income and diluted earnings per share for the six months ended June 30, 2000 would have been $1,053,300, $30,200, and $0.87. The pro forma results are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the acquisitions and the related financing transactions occurred on January 1, 2001 and January 1, 2000.

     On May 31, 2001, the Company sold a 30% interest in Aviation
Communications and Surveillance Systems LLC ("ACSS") which comprises the Company's TCAS business to Thales Avionics, a wholly owned subsidiary of Thales (formerly Thomson-CSF), for $72,060 of cash. L-3 will continue to consolidate the financial statements of ACSS.

     Interest and other income for the six months ended June 30, 2001 includes an after-tax gain of $4,298 from the sale of a 30% interest in ACSS which was largely offset by a $3,912 after-tax write-down in the

                      L-3 COMMUNICATIONS HOLDINGS, INC. AND
                         L-3 COMMUNICATIONS CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                    CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

carrying amount of an investment in common stock. Interest and other income for the six months ended June 30, 2000 includes an after-tax gain of $8,754 from the sale of the Company's interests in two businesses. These gains were largely offset by after-tax losses of $7,574 on the write-down in the carrying value of certain investments and intangible assets. The net proceeds from the sales are reported in "Other investing activities" on the Condensed Consolidated Statements of Cash Flows.

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

4. CONTRACTS IN PROCESS

     The components of contracts in process are presented in the table below.

                                                        JUNE 30, 2001     DECEMBER 31, 2000
                                                       ---------------   ------------------
   Billed receivables ..............................      $ 275,406          $ 310,185
                                                          ---------          ---------
   Unbilled contract receivables, gross ............        312,467            277,026
   Less: unliquidated progress payments ............        (97,873)           (69,529)
                                                          ---------          ---------
    Unbilled contract receivables, net .............        214,594            207,497
                                                          ---------          ---------
   Inventoried contract costs, gross ...............        128,604             83,808
   Less: unliquidated progress payments ............        (18,953)            (5,685)
                                                          ---------          ---------
    Inventoried contract costs, net ................        109,651             78,123
   Inventories at lower of cost or market ..........        150,154            104,328
                                                          ---------          ---------
    Total contracts in process .....................      $ 749,805          $ 700,133
                                                          =========          =========

5. DEBT

     The components of long-term debt are presented in the table below.

                                                         JUNE 30, 2001     DECEMBER 31, 2000
                                                        ---------------   ------------------
   Borrowings under Senior Credit Facilities ..........     $     --        $  190,000
   103/8% Senior Subordinated Notes due 2007 ..........      225,000           225,000
   81/2% Senior Subordinated Notes due 2008 ...........      180,000           180,000
   8% Senior Subordinated Notes due 2008 ..............      200,000           200,000
   51/4% Convertible Senior Subordinated Notes due
     2009 .............................................      300,000           300,000
                                                            --------        ----------
    Total long-term debt ..............................     $905,000        $1,095,000
                                                            ========        ==========

     Available borrowings under the Company's senior credit facilities at June 30, 2001 were $503,664, after reductions for outstanding letters of credit of $96,336. There were no outstanding borrowings under the Senior Credit Facilities at June 30, 2001.

     During the second quarter of 2001, L-3 Communications restructured its senior credit facilities. The restructured senior credit facilities are comprised of a $400,000 five year revolving credit facility maturing

                      L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                    CONTINUED

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

on May 15, 2006 and a $200,000 364-day revolving facility maturing on May 15, 2002 under which at the maturity date L-3 Communications may, (i) at its request and subject to approval of the lenders, be extended, in whole or in part, for an additional 364 day period, or (ii) at its election, convert the outstanding principal amount thereunder into a term loan which would be repayable in a single payment two years from the maturity date. Additionally, the senior credit facilities provides L-3 Communications the ability to increase, on an uncommitted basis, the size of either the five year revolving credit facility or the 364-day revolving credit facility up to an additional $150,000 in the aggregate.


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


6. COMPREHENSIVE INCOME


     Comprehensive income for the six and three months ended June 30, 2001 and 2000 is presented in the tables below.

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                             -----------------------
                                                                2001         2000
                                                             ----------   ----------
   Net income ............................................    $37,494       $27,388
   Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments ............       (540)         (714)
    Unrealized gains (losses) on securities:
     Unrealized losses arising during the period .........       (180)       (1,059)
     Reclassification adjustment for losses included in
       net income ........................................      3,632            --
     Unrealized gains (losses) on hedging instruments:
       Cumulative adjustment at January 1, 2001 ..........        (41)           --
       Unrealized gains arising during the period ........        189            --
                                                              -------       -------
   Comprehensive income ..................................    $40,554       $25,615
                                                              =======       =======


                                                               THREE MONTHS ENDED
                                                                    JUNE 30,
                                                             -----------------------
                                                                2001         2000
                                                             ----------   ----------
   Net income ............................................    $23,336       $16,459
   Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments ............       (242)         (116)
    Unrealized gains (losses) on securities:
     Unrealized losses arising during the period .........        (66)       (2,084)
     Reclasssification adjustment for losses included
       in net income .....................................      3,743            --
     Unrealized gains on hedging instruments:
       Unrealized gains arising during the period ........        213            --
                                                              -------       -------
   Comprehensive income ..................................    $26,984       $14,259
                                                              =======       =======

                      L-3 COMMUNICATIONS HOLDINGS, INC. AND
                         L-3 COMMUNICATIONS CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                    CONTINUED

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Accumulated other comprehensive balances as of June 30, 2001 and December 31, 2000 are presented in the table below.

                                      FOREIGN                        UNREALIZED       MINIMUM      ACCUMULATED
                                      CURRENCY      UNREALIZED     GAINS (LOSSES)     PENSION         OTHER
                                    TRANSLATION   GAINS (LOSSES)     ON HEDGING      LIABILITY    COMPREHENSIVE
                                    ADJUSTMENTS    ON SECURITIES     INSTRUMENTS    ADJUSTMENTS   INCOME (LOSS)
                                   ------------- ---------------- ---------------- ------------- --------------
    JUNE 30, 2001
    Balance January 1, 2001 ......    $(2,584)       $(3,698)           $ --          $(890)        $(7,172)
    Period change ................       (540)         3,452             148             --           3,060
                                      -------        -------            ----          -----         -------
    Balance June 30, 2001 ........    $(3,124)       $  (246)           $148          $(890)        $(4,112)
                                      =======        =======            ====          =====         =======
    DECEMBER 31, 2000
    Balance January 1, 2000 ......    $(1,362)       $  (970)           $ --          $ (71)        $(2,403)
    Period change ................     (1,222)        (2,728)             --           (819)         (4,769)
                                      -------        -------            ----          -----         -------
    Balance December 31, 2000.....    $(2,584)       $(3,698)           $ --          $(890)        $(7,172)
                                      =======        =======            ====          =====         =======

7. L-3 HOLDINGS EARNINGS PER SHARE

     A reconciliation of basic and diluted earnings per share ("EPS") is presented in the table below.

                                                                 SIX MONTHS ENDED           THREE MONTHS ENDED
                                                                     JUNE 30,                    JUNE 30,
                                                            --------------------------  --------------------------
                                                                2001          2000          2001          2000
                                                            ------------  ------------  ------------  ------------
   Basic:
     Net income ..........................................     $37,494       $27,388       $23,336       $16,459
     Weighted average common shares outstanding ..........      35,743        33,158        37,385        33,271
                                                               -------       -------       -------       -------
     Basic earnings per share ............................     $  1.05       $  0.83       $  0.62       $  0.49
                                                               =======       =======       =======       =======
   Diluted:
     Net income ..........................................     $37,494       $27,388       $23,336       $16,459
                                                               -------       -------       -------       -------
     Common and potential common shares:
      Weighted average common shares outstanding .........      35,743        33,158        37,385        33,271
      Assumed exercise of stock options ..................       3,817         4,018         3,735         4,076
      Assumed purchase of common shares for
        treasury .........................................      (2,165)       (2,495)       (2,107)       (2,492)
                                                               -------       -------       -------       -------
     Common and potential common shares ..................      37,395        34,681        39,013        34,855
                                                               =======       =======       =======       =======
     Diluted earnings per share ..........................     $  1.00       $  0.79       $  0.60       $  0.47
                                                               =======       =======       =======       =======

     The 3,680,982 shares of L-3 Holdings common stock that are issuable upon conversion of the Convertible Notes were not included in the computation of diluted EPS for the six and three month periods ended June 30, 2001 because the effect of the assumed conversion would have been anti-dilutive.

     On May 2, 2001, L-3 Holdings sold 6,900,000 shares of its common stock in a public offering for $80.00 per share, including shares related to an over-allotment option that was granted to the underwriters. Of this amount, L-3 Holdings sold 4,575,000 shares and other selling stockholders including affiliates of Lehman Brothers Inc. sold 2,325,000 secondary shares. Upon closing, L-3 Holdings received net proceeds after expenses of $353,783. The net proceeds were used to repay borrowings outstanding under the Company's senior credit facilities, pay for the KDI and EER acquisitions and to increase cash and cash equivalents. Following the offering, affiliates of Lehman Brothers Inc. owned approximately 8.3% of L-3 Holdings common stock.

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

                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                     JUNE 30,                  JUNE 30,
                                              ----------------------- --------------------------
                                                  2001        2000         2001          2000
                                              ----------- ----------- -------------- -----------
SALES:
 Secure Communication Systems ...............  $284,256    $203,044     $  521,121    $365,220
 Specialized Communication Products .........   278,972     260,949        505,051     476,633
 Elimination of intersegment sales ..........    (1,668)     (3,017)        (2,711)     (3,825)
                                               --------    --------     ----------    --------
   Consolidated total .......................  $561,560    $460,976     $1,023,461    $838,028
                                               ========    ========     ==========    ========
OPERATING INCOME:
 Secure Communication Systems ...............  $ 30,163    $ 19,569     $   51,258    $ 38,695
 Specialized Communication Products .........    30,304      30,084         56,078      45,627
                                               --------    --------     ----------    --------
   Consolidated total .......................  $ 60,467    $ 49,653     $  107,336    $ 84,322
                                               ========    ========     ==========    ========

                      L-3 COMMUNICATIONS HOLDINGS, INC. AND
                         L-3 COMMUNICATIONS CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                    CONTINUED

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                 JUNE 30, 2001     DECEMBER 31, 2000
                                                ---------------   ------------------
ASSETS:
 Secure Communication Systems ...............      $  911,389         $  792,949
 Specialized Communication Products .........       1,564,649          1,480,790
 Corporate ..................................         252,048            189,805
                                                   ----------         ----------
   Consolidated total .......................      $2,728,086         $2,463,544
                                                   ==========         ==========

10. NEW ACCOUNTING PRONOUNCEMENTS


     In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces SFAS No. 125 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of SFAS No. 140 is not expected to have a material impact on the Company's consolidated results of operations or financial position.


     In July 2001, the FASB issued SFAS No. 141, Business Combinations, which supercedes Accounting Principles Board Opinion ("APB") No. 16, Business Combinations. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill. In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets, which supercedes APB No. 17, Intangible Assets. SFAS No. 142 revises the standards for accounting for goodwill and intangible assets. SFAS No. 142 requires that goodwill and indefinite lived intangible assets no longer be amortized, but be tested for impairment at least annually. SFAS No. 142 also requires that the amortization period of intangible assets with finite lives be no longer limited to forty years. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the impact of SFAS No. 141 and SFAS No. 142 on its consolidated results of operations or financial position.


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

                      L-3 COMMUNICATIONS HOLDINGS, INC. AND
                         L-3 COMMUNICATIONS CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                    CONTINUED

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            GUARANTOR    NON-GUARANTOR                     CONSOLIDATED
                                               PARENT     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   L-3 COMMUNICATIONS
                                           ------------- -------------- --------------- -------------- -------------------
CONDENSED COMBINING BALANCE SHEETS:
----------------------------------
AS OF JUNE 30, 2001
-------------------
Total current assets .....................  $  528,362     $  208,890      $ 172,861      $      --         $  910,113
Other long-term assets ...................     804,458        427,276        586,239             --          1,817,973
Investment in and amounts due from
  (to) consolidated subsidiaries .........   1,168,487       (261,770)       (46,794)      (859,923)                --
                                            ----------     ----------      ---------      ---------         ----------
   Total assets ..........................  $2,501,307     $  374,396      $ 712,306      $(859,923)        $2,728,086
                                            ==========     ==========      =========      =========         ==========
Total current liabilities ................  $  300,647     $   55,491      $  97,794      $      --         $  453,932
Other long-term liabilities ..............      94,687         69,978          3,516             --            168,181
Long-term debt ...........................     905,000             --             --             --            905,000
Minority interest ........................      69,555             --             --             --             69,555
Shareholders' equity .....................   1,131,418        248,927        610,996       (859,923)         1,131,418
                                            ----------     ----------      ---------      ---------         ----------
   Total liabilities and shareholders'
    equity ...............................  $2,501,307     $  374,396      $ 712,306      $(859,923)        $2,728,086
                                            ==========     ==========      =========      =========         ==========
AS OF DECEMBER 31, 2000
-----------------------
Total current assets .....................  $  530,672     $  229,531      $  69,367      $      --         $  829,570
Other long-term assets ...................   1,110,082        433,763         90,129             --          1,633,974
Investment in and amounts due
from (to) consolidated subsidiaries ......     613,153         55,805        (27,022)      (641,936)                --
                                            ----------     ----------      ---------      ---------         ----------
   Total assets ..........................  $2,253,907     $  719,099      $ 132,474      $(641,936)        $2,463,544
                                            ==========     ==========      =========      =========         ==========
Total current liabilities ................  $  365,123     $   71,948      $  31,598      $      --         $  468,669
Other long-term liabilities ..............     101,215        103,173          2,918             --            207,306
Long-term debt ...........................   1,095,000             --             --             --          1,095,000
Shareholders' equity .....................     692,569        543,978         97,958       (641,936)           692,569
                                            ----------     ----------      ---------      ---------         ----------
   Total liabilities and shareholders'
    equity ...............................  $2,253,907     $  719,099      $ 132,474      $(641,936)        $2,463,544
                                            ==========     ==========      =========      =========         ==========
CONDENSED COMBINING STATEMENTS OF
---------------------------------
OPERATIONS:
----------
FOR THE SIX MONTHS ENDED JUNE 30, 2001
--------------------------------------
Sales ....................................  $  597,558     $  165,947      $ 262,195      $  (2,239)        $1,023,461
                                            ----------     ----------      ---------      ---------         ----------
Operating income (loss) ..................      88,913         (7,729)        26,152             --            107,336
Interest and other income (expense) ......       7,997           (306)        (6,237)            --              1,454
Interest expense .........................      46,415             17              4             --             46,436
Minority interest ........................       1,585             --             --             --              1,585
Provision for income taxes ...............      18,733         (3,084)         7,626             --             23,275
Equity in net income of
 consolidated subsidiaries ...............       7,317             --             --         (7,317)                --
                                            ----------     ----------      ---------      ---------         ----------
Net income (loss) ........................  $   37,494     $   (4,968)     $  12,285      $  (7,317)        $   37,494
                                            ==========     ==========      =========      =========         ==========

                      L-3 COMMUNICATIONS HOLDINGS, INC. AND
                         L-3 COMMUNICATIONS CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                    CONTINUED

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             GUARANTOR    NON-GUARANTOR                     CONSOLIDATED
                                                PARENT     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   L-3 COMMUNICATIONS
                                            ------------- -------------- --------------- -------------- -------------------
FOR THE SIX MONTHS ENDED JUNE 30, 2000
--------------------------------------
Sales .....................................  $  564,263     $ 197,368      $   78,812      $  (2,415)        $ 838,028
                                             ----------     ---------      ----------      ---------         ---------
Operating income ..........................      74,307         7,043           2,972             --            84,322
Interest and other income .................       2,289           178              90             --             2,557
Interest expense ..........................      42,158           126               7             --            42,291
Provision for income taxes ................      13,396         2,789           1,015             --            17,200
Equity in net income of
 consolidated subsidiaries ................       6,346            --              --         (6,346)               --
                                             ----------     ---------      ----------      ---------         ---------
Net income ................................  $   27,388     $   4,306      $    2,040      $  (6,346)        $  27,388
                                             ==========     =========      ==========      =========         =========
CONDENSED COMBINING STATEMENTS OF
---------------------------------
CASH FLOWS:
----------
FOR THE SIX MONTHS ENDED JUNE 30, 2001
--------------------------------------
Net cash from (used in) operating
 activities ...............................  $   20,806     $ (23,583)     $   35,455      $      --         $  32,678
                                             ----------     ---------      ----------      ---------         ---------
Net cash used in investing activities .....    (151,123)       (5,232)       (216,621)       208,746          (164,230)
                                             ----------     ---------      ----------      ---------         ---------
Net cash from financing activities ........     160,929        26,974         188,048       (208,746)          167,205
                                             ----------     ---------      ----------      ---------          ---------
Net increase (decrease) in cash ...........      30,612        (1,841)          6,882             --            35,653
Cash and cash equivalents, beginning
 of period ................................      18,708         4,911           9,061             --            32,680
                                             ----------     ---------      ----------      ---------         ---------
Cash and cash equivalents, end of
 period ...................................  $   49,320     $   3,070      $   15,943      $      --         $  68,333
                                             ==========     =========      ==========      =========         =========
FOR THE SIX MONTHS ENDED JUNE 30, 2000
--------------------------------------
Net cash from (used in) operating
 activities ...............................  $   43,552     $  (5,194)     $    3,368      $      --         $  41,726
                                             ----------     ---------      ----------      ---------         ---------
Net cash used in investing activities .....    (505,239)       (2,757)           (503)        (1,729)         (510,228)
                                             ----------     ---------      ----------      ---------         ---------
Net cash from (used in) financing
 activities ...............................     464,235         9,258          (4,261)         1,729           470,961
                                             ----------     ---------      ----------      ---------         ---------
Net increase (decrease) in cash ...........       2,548         1,307          (1,396)            --             2,459
Cash and cash equivalents, beginning
 of period ................................      34,037         5,164           3,587             --            42,788
                                             ----------     ---------      ----------      ---------         ---------
Cash and cash equivalents, end of
 period ...................................  $   36,585     $   6,471      $    2,191      $      --         $  45,247
                                             ==========     =========      ==========      =========         =========

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

     The U.S. defense industry has also undergone dramatic consolidation resulting in the emergence of four dominant prime system contractors: The Boeing Company, Lockheed Martin Corporation, Northrop Grumman Corporation and Raytheon Company. We believe that one outcome of this consolidation is that the DoD wants to ensure that vertical integration does not further diminish the fragmented, yet critical DoD vendor base. Additionally, it has become economically unfeasible for the prime contractors to design, develop or manufacture numerous essential products, components and systems for their own use. This situation creates opportunities for merchant suppliers such as L-3. As the prime contractors continue to evaluate their core competencies and competitive position, focusing their resources on larger programs and platforms, we expect the prime contractors to continue to exit non-strategic business areas and procure these needed elements on more favorable terms from independent, commercially-oriented merchant suppliers. Recent examples of this trend include divestitures of certain non-core defense-related businesses by Lockheed Martin and Raytheon.

RESULTS OF OPERATIONS

     The following information should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements as of June 30, 2001. Our results of operations for the periods presented are impacted significantly by our acquisitions (see Note 3 to the Condensed Consolidated Financial Statements). The tables below provide our selected statement of operations data for the three-month period ended June 30, 2001 (which we refer to as the 2001 Second Quarter) and the three-month period ended June 30, 2000 (which we refer to as the 2000 Second Quarter) and for the six-month period ended June 30, 2001 (which we refer to as the 2001 First Half) and the six-month period ended June 30, 2000 (which we refer to as the 2000 First Half). Prior period reported segment information has been reclassified to conform with the 2001 presentation.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000

                                                                        THREE MONTHS ENDED JUNE
                                                                                  30,
                                                                       -------------------------
                                                                           2001          2000
                                                                       -----------   -----------
                                                                             (in millions)
Sales(1):
 Secure Communication Systems ......................................      $284.1        $200.4
 Specialized Communication Products ................................       277.5         260.6
                                                                          ------        ------
   Total ...........................................................      $561.6        $461.0
                                                                          ======        ======
Operating income:
 Secure Communication Systems ......................................      $ 30.2        $ 19.6
 Specialized Communication Products ................................        30.3          30.1
                                                                          ------        ------
   Total ...........................................................      $ 60.5        $ 49.7
                                                                          ======        ======
Depreciation and amortization expenses included in operating income:
 Secure Communication Systems ......................................      $  8.7        $  6.2
 Specialized Communication Products ................................        13.6          12.2
                                                                          ------        ------
   Total ...........................................................      $ 22.3        $ 18.4
                                                                          ======        ======
EBITDA(2)
 Secure Communication Systems ......................................      $ 38.9        $ 25.8
 Specialized Communication Products ................................        43.9          42.3
                                                                          ------        ------
   Total ...........................................................      $ 82.8        $ 68.1
                                                                          ======        ======

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

     Sales increased $100.6 million to $561.6 million in the 2001 Second Quarter from $461.0 million in the 2000 Second Quarter. Sales grew $83.7 million in our Secure Communication Systems segment and $16.9 million in our Specialized Communication Products segment. Operating income increased $10.8 million to $60.5 million in the 2001 Second Quarter. Operating income as a percentage of sales ("operating margin") remained unchanged at 10.8%. Depreciation and amortization expenses increased $3.9 million to $22.3 million in the 2001 Second Quarter, due to increased goodwill amortization associated with our acquisitions and additional depreciation related to our capital expenditures and acquired businesses. EBITDA for the 2001 Second Quarter increased $14.7 million to $82.8 million. EBITDA as a percentage of sales ("EBITDA margin") also remained relatively unchanged at 14.7% in the 2001 Second Quarter. Basic earnings per common share ("EPS") grew 26.5% to $0.62 and diluted EPS grew 27.7% to $0.60 in the 2001 Second Quarter. The increases in basic and diluted weighted-average common shares outstanding were principally related to our sale of 4.6 million shares of our common stock, which was completed on May 2, 2001.

     Interest expense decreased $2.7 million to $22.0 million in the 2001 Second Quarter because of the lower average outstanding debt during the 2001 Second Quarter.

     Included in interest and other income for the 2001 Second Quarter is a net pre-tax gain of $0.6 million ($0.01 per diluted share), consisting of an after-tax gain of $4.3 million from the sale of a 30% interest in ACSS to Thales Avionics and an after-tax charge of $3.9 million on the write-down in the carrying amount of an investment in common stock. Interest and other income for the 2000 Second Quarter includes a net pre-tax gain of $1.3 million ($0.02 per diluted share), consisting of an after-tax gain of $2.0 million from the sale of our interest in a business and an after-tax charge of $1.2 million on the write-down in the carrying value of certain investments and intangible assets. Excluding these net gains from both the 2001 Second Quarter and 2000 Second Quarter, diluted EPS increased 31.1% to $0.59 in the 2001 Second Quarter from $0.45 in the 2000 Second Quarter.

     The income tax provision for the 2001 Second Quarter is based on our estimated effective income tax rate for 2001 of 38.3%, which is the same as the effective tax rate of 38.3% for the 2000 Second Quarter.


     Sales within our Secure Communication Systems segment increased $83.7 million or 41.8% to $284.1 million in the 2001 Second Quarter compared with the 2000 Second Quarter. Operating income increased $10.6 million to $30.2 million. Operating margin increased to 10.6% from 9.8%. We attribute the increase in sales principally to the Coleman Research, MPRI and EER acquired businesses and growth in sales in our training and simulation businesses, secure data links and wireless products. These increases in sales were partially offset by an expected decline in shipments of secure telephone equipment ("STE"). We plan to release our next STE product incorporating certain software enhancements in the second half of 2001, after which shipments of STE are expected to increase as compared with the prior year period. The increase in operating margin was principally attributable to improving margins from the training and simulation businesses and the Coleman Research acquired business, partially offset by increased expenditures associated with our Prime Wave business. EBITDA increased $13.1 million to $38.9 million in the 2001 Second Quarter and EBITDA margin increased to 13.7% from 12.9%.


     Sales within our Specialized Communication Products segment increased $16.9 million or 6.5% to $277.5 million in the 2001 Second Quarter compared with the 2000 Second Quarter. Operating income increased $0.2 million and operating margin declined to 10.9% from 11.6%. The increase in sales was principally attributable to volume increases on aviation products and microwave components and to the KDI acquired business. These increases in sales were partially offset by decreases in sales of telemetry and space products and lower shipments of naval power systems. Sales of our telemetry and space products declined due to continued softness in the space and broadband commercial communications market. We expect sales of our telemetry and space products for 2001 to remain essentially unchanged as compared to 2000. The decline in operating margin was principally attributable to lower sales volume on telemetry and space products and ocean products partially offset by higher margins for aviation products and microwave components attributable to increased sales volume. EBITDA increased $1.6 million to $43.9 million and EBITDA margin declined to 15.8% from 16.2%.


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

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000

                                                                       SIX MONTHS ENDED JUNE 30,
                                                                       --------------------------
                                                                           2001           2000
                                                                       ------------   -----------
                                                                             (in millions)
Sales(1):
 Secure Communication Systems ......................................     $  520.9        $362.4
 Specialized Communication Products ................................        502.6         475.6
                                                                         --------        ------
  Total ............................................................     $1,023.5        $838.0
                                                                         ========        ======
Operating income:
 Secure Communication Systems ......................................     $   51.2        $ 38.7
 Specialized Communication Products ................................         56.1          45.6
                                                                         --------        ------
  Total ............................................................     $  107.3        $ 84.3
                                                                         ========        ======
Depreciation and amortization expenses included in operating income:
 Secure Communication Systems ......................................     $   16.4        $ 11.8
 Specialized Communication Products ................................         26.2          22.4
                                                                         --------        ------
  Total ............................................................     $   42.6        $ 34.2
                                                                         ========        ======
EBITDA(2)
 Secure Communication Systems ......................................     $   67.6        $ 50.5
 Specialized Communications Products ...............................         82.3          68.0
                                                                         --------        ------
  Total ............................................................     $  149.9        $118.5
                                                                         ========        ======

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

     Sales increased $185.5 million to $1,023.5 million in the 2001 First Half from $838.0 million in the 2000 First Half. Sales grew $158.5 million in our Secure Communication Systems segment and $27.0 million in our Specialized Communication Products segment. Operating income increased $23.0 million to $107.3 million in the 2001 First Half. Operating income as a percentage of sales ("operating margin") improved to 10.5% from 10.1%. Depreciation and amortization expenses increased $8.4 million to $42.6 million in the 2001 First Half, due to increased goodwill amortization associated with our acquisitions and additional depreciation related to our capital expenditures and acquired businesses. EBITDA for the 2001 First Half increased $31.4 million to $149.9 million. EBITDA as a percentage of sales ("EBITDA margin") improved to 14.6% in the 2001 First Half from 14.1% in the 2000 First Half. Basic earnings per common share ("EPS") grew 26.5% to $1.05 and diluted EPS grew 26.6% to $1.00 in the 2001 First Half. The increases in basic and diluted weighted-average common shares outstanding were principally related to our sale of 4.6 million shares of our common stock, which was completed on May 2, 2001.

     Interest expense increased $4.1 million to $46.4 million in the 2001 First Half because of the higher average outstanding debt during the 2001 First Quarter.

     Included in interest and other income for the 2001 First Half is a net pre-tax gain of $0.6 million ($0.01 per diluted share), consisting of an after-tax gain of $4.3 million from the sale of a 30% interest in

ACSS to Thales Avionics and an after-tax charge of $3.9 million on the write-down in the carrying amount of an investment in common stock. Interest and other income for the 2000 First Half includes a net pre-tax gain of $1.9 million ($0.03 per diluted share), consisting of an after-tax gain of $8.8 million from the sale of our interests in two businesses and an after-tax charge of $7.6 million on the write-down in the carrying value of certain investments and intangible assets. Excluding these net gains from both the 2001 First Half and 2000 First Half, diluted EPS increased 30.3% to $0.99 in the 2001 First Half from $0.76 in the 2000 First Half.

     The income tax provision for the 2001 First Half is based on our estimated effective income tax rate for 2001 of 38.3%, compared with the effective tax rate of 38.6% for the 2000 First Half.

     Sales within our Secure Communication Systems segment increased $158.5 million or 43.7% to $520.9 million in the 2001 First Half compared with the 2000 First Half. Operating income increased $12.5 million to $51.2 million. Operating margin declined to 9.8% from 10.7%. We attribute the increase in sales principally to the Coleman Research, MPRI and EER acquired businesses and growth in sales in our training and simulation businesses and secure data links. These increases in sales were partially offset by an expected decline in shipments of STE compared with the 2000 First Half. The decline in operating margin was principally attributable to increased expenditures associated with our Prime Wave business, which we expected, and was partially offset by improved margins from our training and simulation businesses. EBITDA increased $17.1 million to $67.6 million in the 2001 First Half and EBITDA margin declined to 13.0% from 13.9%.

     Sales within our Specialized Communication Products segment increased $27.0 million or 5.7% to $502.6 million in the 2001 First Half compared with the 2000 First Half. Operating income increased $10.5 million and operating margin improved to 11.2% from 9.6%. The increase in sales was principally attributable to volume increases on aviation products and microwave components and to the KDI acquired business. These increases in sales were partially offset by decreases in sales of telemetry and space products and lower shipments of naval power systems. The increase in operating margin was principally attributable to increased sales volumes for aviation products and microwave components. EBITDA increased $14.3 million to $82.3 million and EBITDA margin increased to 16.4% from 14.3%.

LIQUIDITY AND CAPITAL RESOURCES

BALANCE SHEET

     Contracts in process increased $49.7 million from December 31, 2000 to June 30, 2001 of which $12.9 million was related to businesses acquired during the 2001 First Half. The remaining increase of $36.8 million was principally attributable to planned increases of inventories for the Prime Wave business related to a new contract and on certain other programs and products including STE in advance of shipments expected to occur in the second half of 2001. During the 2001 First Half receivables declined, as we expected, because collections exceeded billings.

     The increase in intangibles was primarily related to goodwill for the KDI and EER acquistions.

     The decrease in other liabilities was related to common stock which we issued in April 2001 to satisfy our $17.7 million obligation for the additional consideration for the ILEX acquisitions. The decrease was also related to a reclassification of the current portion of estimated costs in excess of billings to other current liabilities.

OPERATING ACTIVITIES

     During the 2001 First Half, we generated $32.7 million of cash from our operating activities, a decrease of 21.6% compared to the $41.7 million generated during the 2000 First Half. Earnings adjusted for non-cash items and deferred taxes increased $28.5 million to $110.1 million in the 2001 First Half from $81.6 million in the 2000 First Half. During the 2001 First Half, our working capital and operating assets and liabilities increased $77.4 million compared with an increase of $39.9 million in the 2000 First Half. Our cash flows from operating activities during the 2001 First Half include uses of cash for a planned increase in inventory related to the Prime Wave business and STE program reported in the change in contracts in process and the continued effort on the AVCATT contract for costs in excess of billings reported in the change in other current liabilities. These uses of cash were partially offset by an adjustment on a services agreement related to a business acquired in 2000. Overall, we expect the rate of increase in working capital to decline during the second half of 2001, and as a result cash flow is expected to improve. We also expect to continue increasing inventories for the Prime Wave business and the STE product until the fourth quarter of 2001 when we expect shipments to begin to exceed production. We also expect to continue to incur costs in excess of billings on the AVCATT contract during the remainder of 2001, but at a declining rate.

     The quarterly cash interest payments on our Senior Subordinated Notes and Convertible Notes, based on their terms, are $8.0 million in the first quarter and third quarter and $27.6 million in the second quarter and fourth quarter.

INVESTING ACTIVITIES

     The Company continued to pursue its acquisition strategy during the 2001 First Half and invested $211.0 million to acquire businesses and product lines, as compared with the $515.5 million invested in the 2000 First Half.

     On May 31, 2001, we sold a 30% interest in ACSS to Thales Avionics for $72.1 million in cash.

     We make capital expenditures for improvement of manufacturing facilities and equipment. We expect that capital expenditures for 2001 will be between $40.0 million and $45.0 million.

     In March 2000, we sold our interest in the Network Security business for net proceeds of $13.4 million. In May 2000, we sold our interest in the Cardio Vascular Computer Systems business for net proceeds of $5.6 million. The proceeds from these sales are included in other investing activities.

FINANCING ACTIVITIES

     On May 2, 2001, we sold 6.9 million shares of our common stock in a public offering for $80.00 per share, including shares related to an over-allotment option that was granted to the underwriters. Of this amount, we sold 4.6 million shares and other selling stockholders including affiliates of Lehman Brothers Inc. sold 2.3 million secondary shares. Upon closing, we received net proceeds of $353.8 million. The net proceeds of this offering were used to repay existing indebtedness under our senior credit facilities, pay for the KDI and EER acquisitions and to increase cash and cash equivalents. Following the offering, affiliates of Lehman Brothers Inc. owned approximately 8.3% of L-3 Holdings common stock.

     At June 30, 2001, available borrowings under our senior credit facilities were $503.7 million after reductions for outstanding letters of credit of $96.3 million. There were no outstanding borrowings under our Senior Credit Facilities at June 30, 2001.

     In May 2001, we restructured our senior credit facilities. The restructured senior credit facilities are comprised of a $400.0 million five year revolving credit facility maturing on May 15, 2006 and a $200.0 million 364-day revolving facility maturing on May 15, 2002 under which at the maturity date we may, (i) at our request and subject to approval of the lenders, be extended, in whole or in part, for an additional 364 day period, or (ii) at our election, convert the outstanding principal amount thereunder into a term loan which would be repayable in a single payment two years from the maturity date. Additionally, the senior credit facilities provide us the ability to increase, on an uncommitted basis, the size of either the five year revolving credit facility or the 364-day revolving credit facility up to an additional $150.0 million in the aggregate.

     The senior credit facilities, Senior Subordinated Notes and Convertible Notes contain financial covenants which remain in effect so long as we owe any amount or any commitment to lend exists thereunder. As of June 30, 2001, L-3 Communications had been in compliance with the covenants of the agreements governing those loans at all times. The borrowings under the senior credit facilities are guaranteed by L-3 Holdings and by substantially all of the domestic subsidiaries of L-3 Communications. The payments of principal and premium, if any, and interest on the Senior Subordinated Notes are unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by L-3 Holdings and substantially all of its direct and indirect wholly owned subsidiaries, including L-3 Communications. The Convertible Notes are jointly and severally guaranteed on a full and unconditional basis, by certain existing direct and indirect domestic subsidiaries of L-3 Holdings, including L-3 Communications and are subordinated in right of payment to all existing and future senior debt of the guarantors and rank pari passu with the other senior subordinated indebtedness of the guarantors. See Note 7 to our consolidated financial statements for fiscal year ended December 31, 2000, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 for a description of our debt and related financial covenants at December 31, 2000.

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

CONTINGENCIES

     See Note 8 to the Condensed Consolidated Financial Statements.


RECENTLY ISSUED AND PROPOSED ACCOUNTING STANDARDS

     In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces SFAS No. 125 Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of SFAS No. 140 is not expected to have a material impact on our consolidated results of operations or financial position.

     In July 2001, the FASB issued SFAS No.141, Business Combinations, which supercedes Accounting Principles Board Opinion ("APB") No. 16, Business Combinations, SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill. In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets, which supersedes APB No. 17, Intangible Assets. SFAS No. 142 revises the standards for accounting for goodwill and intangible assets. SFAS No. 142 requires that goodwill and indefinite lived intangible assets shall no longer be amortized, but be tested for impairment at least annually. SFAS No. 142 also requires that the amortization period of intangible assets with finite lives be no longer limited to forty years. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. We have not yet determined the impact of SFAS No. 141 and SFAS No. 142 on our consolidated results of operations or financial position.


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

    o the availability of government funding and changes in customer requirements for our products and services;

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

    o our introduction of new products into commercial markets or our investments in commercial products or companies; and

    o pension, environmental or legal matters or proceedings and various other market, competitive and industry factors, many of which are beyond our control.

     Readers of this document are cautioned that our forward-looking statements are not guarantees of future performance and the actual results or developments may differ materially from the expectations expressed in the forward-looking statements.


     As for the forward-looking statements that relate to future financial results and other projections, actual results will be different due to the inherent uncertainties of estimates, forecasts and projections and may be better or worse than projected. Given these uncertainties, you should not place any reliance on these forward-looking statements. These forward-looking statements also represent our estimates and assumptions only as of the date that they were made. We expressly disclaim a duty to provide updates to these forward-looking statements, and the estimates and assumptions associated with them, after the date of this filing to reflect events or changes or circumstances or changes in expectations or the occurrence of anticipated events

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Part II, Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition--Liquidity and Capital Resources--Market Risks", of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 for a discussion of the Company's exposure to market risks. There was no significant change in those risks during the six months ended June 30, 2001.

PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

       *11 L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Share

        12.1 Ratio of Earnings to Fixed Charges

   *The information required on this exhibit is presented in Note 7 to the Condensed Consolidated Financial Statements as of June 30, 2001 in accordance with the provisions of FASB SFAS No. 128, Earnings Per Share.

     (b) Reports on Form 8-K

     None

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                   L-3 Communications Holdings, Inc. and
                                   L-3 Communications Corporation
                                   --------------------------------------------
                                   Registrants

Date: August 9, 2001

                                   /s/ Robert V. LaPenta
                                   --------------------------------------------
                                   Name: Robert V. LaPenta
                                   Title: President and Chief Financial Officer
                                          (Principal Financial Officer)

                                                                    EXHIBIT 12.1


                        L-3 COMMUNICATIONS HOLDINGS, INC.
                         L-3 COMMUNICATIONS CORPORATION

                       RATIO OF EARNINGS TO FIXED CHARGES

                                ($ IN THOUSANDS)

                                                      SIX MONTHS ENDED
                                                       JUNE 30, 2001
                                                     -----------------
   Earnings:
    Income before income taxes ...................        $ 60,769
    Add:
      Interest expense ...........................          46,436
      Amortization of debt expense ...............           3,642
      Interest component of rent expense .........           6,227
                                                          --------
    Earnings .....................................        $117,074
                                                          --------
   Fixed Charges:
      Interest expense ...........................          46,436
      Amortization of debt expense ...............           3,642
      Interest component of rent expense .........           6,227
                                                          --------
    Fixed Charges ................................          56,305
                                                          --------
   Ratio of earnings to fixed charges ............             2.1x
                                                          ========