Form 10-Q
period 2001-09-30
L 3 COMMUNICATIONS HOLDINGS INC; L 3 COMMUNICATIONS CORP
filed 2001-11-14
CIK 1056239, 1039101

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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
              IRS identification numbers: 13-3937434 and 13-3937436




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  X   Yes         No
                                         -----       -----
     There were 39,205,509 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on October 31, 2001.

================================================================================

                      L-3 COMMUNICATIONS HOLDINGS, INC. AND
                         L-3 COMMUNICATIONS CORPORATION
                         FORM 10-Q QUARTERLY REPORT FOR
                        QUARTER ENDED SEPTEMBER 30, 2001



                        PART I -- FINANCIAL INFORMATION:




                                                                                      PAGE NO.
                                                                                     ---------
ITEM 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of September 30, 2001 and
           December 31, 2000 .......................................................      1

          Condensed Consolidated Statements of Operations for the Three and Nine
           Months ended September 30, 2001 and September 30, 2000 ..................      2

          Condensed Consolidated Statements of Cash Flows for the Nine Months
           ended September 30, 2001 and September 30, 2000 .........................      4

          Notes to Unaudited Condensed Consolidated Financial Statements ...........      5

ITEM 2.   Management's Discussion and Analysis of Results of Operations and
           Financial Condition .....................................................     18

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk ...............     26


                                  PART II -- OTHER INFORMATION:

ITEM 1.   Legal Proceedings ........................................................     27

ITEM 6.   Exhibits and Reports on Form 8-K .........................................     27

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)


                                                                      SEPTEMBER 30,     DECEMBER 31,
                                                                           2001             2000
                                                                     ---------------   -------------
                              ASSETS
Current assets:
 Cash and cash equivalents .......................................     $   98,471       $   32,680
 Contracts in process ............................................        780,160          700,133
 Deferred income taxes ...........................................         69,610           89,732
 Other current assets ............................................         18,326            7,025
                                                                       ----------       ----------
   Total current assets ..........................................        966,567          829,570
                                                                       ----------       ----------
Property, plant and equipment, net ...............................        175,634          156,128
Intangibles, primarily goodwill ..................................      1,527,184        1,371,368
Deferred income taxes ............................................         56,244           57,111
Deferred debt issuance costs .....................................         29,239           29,907
Other assets .....................................................         34,793           19,460
                                                                       ----------       ----------
   Total assets ..................................................     $2,789,661       $2,463,544
                                                                       ==========       ==========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable, trade .........................................     $  139,683       $  159,901
 Accrued employment costs ........................................        127,357          102,606
 Accrued expenses ................................................         39,901           55,576
 Customer advances ...............................................         63,909           55,203
 Accrued interest ................................................         22,213           16,335
 Income taxes ....................................................          5,072            7,251
 Other current liabilities .......................................         64,228           71,797
                                                                       ----------       ----------
   Total current liabilities .....................................        462,363          468,669
                                                                       ----------       ----------
Pension and postretirement benefits ..............................        109,275          105,523
Other liabilities ................................................         58,870          101,783
Long-term debt ...................................................        911,608        1,095,000
Minority interest ................................................         71,925               --
Commitments and contingencies
Shareholders' equity:
 L-3 Holdings' common stock $.01 par value; authorized 100,000,000 shares, issued and outstanding 39,122,326 and 33,606,645 shares
   (L-3 Communications common stock: $.01 par value, 100 shares
   authorized, issued and outstanding) ...........................        926,193          515,926
 Retained earnings ...............................................        257,201          186,272
 Unearned compensation ...........................................         (3,680)          (2,457)
 Accumulated other comprehensive loss ............................         (4,094)          (7,172)
                                                                       ----------       ----------
Total shareholders' equity .......................................      1,175,620          692,569
                                                                       ----------       ----------
   Total liabilities and shareholders' equity ....................     $2,789,661       $2,463,544
                                                                       ==========       ==========

           See notes to condensed consolidated financial statements.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                         --------------------------------
                                                                2001           2000
                                                            -----------   -------------
Sales ...................................................    $618,164        $514,415
Costs and expenses ......................................     542,956         451,600
                                                             --------        --------
Operating income ........................................      75,208          62,815
Interest and other income (expense) .....................        (199)            904
Interest expense ........................................      18,450          24,831
Minority interest .......................................       2,370              --
                                                             --------        --------
Income before income taxes ..............................      54,189          38,888
Provision for income taxes ..............................      20,754          14,772
                                                             --------        --------
Net income ..............................................    $ 33,435        $ 24,116
                                                             ========        ========
L-3 Holdings' earnings per common share:
 Basic ..................................................    $   0.86        $   0.72
                                                             ========        ========
 Diluted ................................................    $   0.82        $   0.69
                                                             ========        ========
L-3 Holdings' weighted average common shares outstanding:
 Basic ..................................................      39,035          33,542
                                                             ========        ========
 Diluted ................................................      44,222          35,166
                                                             ========        ========








           See notes to condensed consolidated financial statements.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                            ---------------------------------
                                                                  2001              2000
                                                            ---------------   ---------------
Sales ...................................................      $1,641,625        $1,352,443
Costs and expenses ......................................       1,459,081         1,205,306
                                                               ----------        ----------
Operating income ........................................         182,544           147,137
Interest and other income ...............................           1,255             3,461
Interest expense ........................................          64,886            67,122
Minority interest .......................................           3,955                --
                                                               ----------        ----------
Income before income taxes ..............................         114,958            83,476
Provision for income taxes ..............................          44,029            31,972
                                                               ----------        ----------
Net income ..............................................      $   70,929        $   51,504
                                                               ==========        ==========
L-3 Holdings' earnings per common share:
 Basic ..................................................      $     1.92        $     1.55
                                                               ==========        ==========
 Diluted ................................................      $     1.84        $     1.48
                                                               ==========        ==========
L-3 Holdings' weighted average common shares outstanding:
 Basic ..................................................          36,852            33,288
                                                               ==========        ==========
 Diluted ................................................          38,459            34,847
                                                               ==========        ==========












           See notes to condensed consolidated financial statements.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                    -------------------------------
                                                                           2001         2000
                                                                      ------------- ------------
OPERATING ACTIVITIES:
Net income ..........................................................   $  70,929     $  51,504
Depreciation and amortization .......................................      33,174        29,456
Goodwill amortization ...............................................      31,815        23,730
Amortization of deferred debt issue costs ...........................       4,739         4,039
Deferred income taxes ...............................................      33,906        19,502
Minority interest ...................................................       3,955            --
Other noncash items .................................................      12,532         8,087
Changes in operating assets and liabilities, net of amounts acquired:
 Contracts in process ...............................................     (67,713)      (34,554)
 Other current assets ...............................................      (1,724)       (8,619)
 Other assets .......................................................      (5,117)       (3,572)
 Accounts payable and accrued expenses ..............................     (16,855)       29,107
 Customer advances ..................................................       5,721       (14,592)
 Income taxes .......................................................       8,099         3,065
 Other current liabilities ..........................................     (37,091)      (34,472)
 Pension and postretirement benefits ................................       3,054        (8,917)
 Other liabilities ..................................................       4,527           349
 All other operating activities, net ................................        (111)       (1,441)
                                                                        ---------     ---------
Net cash from operating activities ..................................      83,840        62,672
                                                                        ---------     ---------
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired .....................    (222,495)     (532,873)
Proceeds from sale of interest in subsidiary ........................      72,060            --
Capital expenditures ................................................     (29,990)      (21,356)
Disposition of property, plant and equipment ........................         133         3,225
Other investing activities ..........................................      (5,001)        5,865
                                                                        ---------     ---------
Net cash used in investing activities ...............................    (185,293)     (545,139)
                                                                        ---------     ---------
FINANCING ACTIVITIES:
Borrowings under senior credit facilities ...........................     316,400       754,500
Repayment of borrowings under senior credit facilities ..............    (506,400)     (286,000)
Proceeds from sale of common stock, net .............................     353,621            --
Proceeds from exercise of stock options .............................      10,367         6,120
Debt issuance costs .................................................      (4,071)       (3,375)
Other financing activities, net .....................................      (2,673)       (1,347)
                                                                        ---------     ---------
Net cash from financing activities ..................................     167,244       469,898
                                                                        ---------     ---------
Net increase (decrease) in cash .....................................      65,791       (12,569)
Cash and cash equivalents, beginning of the period ..................      32,680        42,788
                                                                        ---------     ---------
Cash and cash equivalents, end of the period ........................   $  98,471     $  30,219
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

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


1. DESCRIPTION OF BUSINESS

     L-3 Communications Holdings, Inc. ("L-3 Holdings" and together with its subsidiaries, "L-3" or "the Company") derives all its operating income and cash flow from its wholly owned subsidiary L-3 Communications Corporation ("L-3 Communications"). L-3 is a merchant supplier of sophisticated secure communication systems and specialized communication products. The Company produces secure, high data rate communication systems, training and simulation systems, avionics and ocean products, telemetry, instrumentation and space products and microwave components. These systems and products are critical elements of virtually all major communication, command and control, intelligence gathering and space systems. The Company's systems and specialized products are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in transmission, processing, recording, monitoring and dissemination functions of these communication systems. The Company's customers include the U.S. Department of Defense ("DoD"), certain U.S. Government intelligence agencies, major aerospace and defense contractors, foreign governments, commercial customers and certain other U.S. Government agencies. The Company has two reportable segments, Secure Communication Systems and Specialized Communication Products.

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

    o communication software and system support services;

    o communication systems for surface and undersea vessels and manned space flights; and

    o wide-area security systems.

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

     Specialized Communication Products. This segment supplies products to military and commercial customers, and focuses on niche markets in which the Company believes it can achieve a market leadership position. This reportable segment includes three product categories:

    o avionics and ocean products including aviation recorders, airborne collision avoidance products, displays, antennas, acoustic undersea warfare products, naval power distribution, conditioning, switching and protection equipment and premium fusing products;

    o telemetry, instrumentation and space products including commercial off-the-shelf, real-time data collection and transmission products and components for missile, aircraft and space-based electronic systems and;

    o microwave components including commercial off-the-shelf, high-performance microwave components and frequency monitoring equipment.

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements comprise the unaudited condensed consolidated financial statements of L-3 Holdings and L-3 Communications. L-3 Holdings' only asset is its investment in L-3 Communications. At September 30, 2001, the only debt obligation of L-3 Holdings was the 5.25% Convertible Senior Subordinated Notes due 2009 (the "Convertible Notes"). L-3 Holdings has also guaranteed the borrowings under the senior credit facilities of L-3 Communications. Early in the fourth quarter of 2001, L-3 Holdings sold $420,000 4% Senior Subordinated Convertible Contingent Debt Securities ("CODES") due 2011 (See Note 5). At the date of issuance the CODES are also a debt obligation of L-3 Holdings. Because the Convertible Notes of L-3 Holdings have been jointly, severally, fully and unconditionally guaranteed by L-3 Communications and certain of its domestic subsidiaries, the Convertible Notes have been reported as debt of L-3 Communications in its unaudited condensed consolidated financial statements in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 54. In addition, all issuances of equity securities including grants of stock options and restricted stock by L-3 Holdings to employees of L-3 Communications have also been reported in the unaudited condensed consolidated financial statements of L-3 Communications. As a result, the unaudited condensed consolidated financial positions, results of operations and cash flows of L-3 Holdings and L-3 Communications are substantially the same.

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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs and expenses during the reporting period. The most significant of these estimates and assumptions relate to estimates of contract sales and costs, estimated costs in excess of billings to complete contracts in process, estimates of pension and postretirement benefit obligations, recoverability of recorded amounts of fixed assets and goodwill, income taxes, litigation and environmental obligations. Changes in estimates are reflected in the periods during which they become known. Actual results could differ from these estimates.

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

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

3. ACQUISITIONS, DIVESTITURES AND OTHER TRANSACTIONS

     On February 10, 2000, the Company acquired the assets of the Training Devices and Training Services ("TDTS") business of the Raytheon Company ("Raytheon") for $159,170 in cash including acquisition costs. On April 28, 2000, the Company acquired the Traffic Alert and Collision Avoidance System ("TCAS") product line from Honeywell for $239,594 in cash, including acquisition costs. On June 30, 2000, the Company acquired all the outstanding stock of MPRI Inc. ("MPRI") for $39,686 in cash including acquisition costs and $4,000 of additional consideration that was based on the financial performance of MPRI for the year ended June 30, 2001, which will be paid in the fourth quarter of 2001. On December 29, 2000, the Company acquired all of the outstanding common stock of Coleman Research Corporation ("Coleman"), a subsidiary of Thermo Electron Corporation for $60,911 in cash including acquisition costs, and additional purchase price not to exceed $5,000 which is contingent upon the financial performance of Coleman for the year ending December 31, 2001.

     On May 4, 2001, the Company acquired all of the outstanding common stock of KDI Precision Products ("KDI") for $79,512 in cash plus acquisition costs, reflecting a purchase price increase of $12,000 based on preliminary closing date net assets, as defined, of KDI which is subject to final adjustment. On May 31, 2001, the Company acquired all of the outstanding common stock of EER Systems ("EER") for $118,728 in cash plus acquisition costs, and additional purchase price not to exceed $10,000 which is contingent upon the financial performance of EER for the years ending December 31, 2001 and 2002.

     All of the acquisitions were financed with cash on hand or borrowings under L-3 Communications' senior credit facilities.

     All of the Company's acquisitions have been accounted for as purchase business combinations and are included in the Company's results of operations from their respective effective dates. The assets and liabilities of $291,396 and $31,685 recorded in connection with the purchase price allocations for the acquisitions of Coleman, KDI and EER are based upon preliminary estimates of fair values for contracts in process, estimated costs in excess of billings to complete contracts in process, inventories, and deferred taxes. Actual adjustments will be based on the final purchase prices and final appraisals and other analyses of fair values which are in process. The Company has valued acquired contracts in process at contract price, less the estimated costs to complete and an allowance for normal profit on the Company's effort to complete such contracts. The Company does not expect the differences between the preliminary and final purchase price allocations for the acquisitions to be material.

     Had the acquisition of EER and the related financing occurred on January 1, 2001, the unaudited pro forma sales, net income and diluted earnings per share for the nine months ended September 30, 2001 would have been $1,690,900, $67,100 and $1.74. Had the acquisitions of TDTS, TCAS, Coleman, MPRI and EER and the related financings occurred on January 1, 2000, the unaudited pro forma sales, net income and diluted earnings per share for the nine months ended September 30, 2000 would have been $1,640,800, $53,100, and $1.53. The pro forma results are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the acquisitions and the related financing transactions occurred on January 1, 2001 and January 1, 2000.

     On October 3, 2001, the Company announced that it had signed a definitive agreement with Spar Aerospace Limited ("Spar") pursuant to which L-3 will offer to acquire all of the outstanding common shares of Spar for Cdn$15.50 per share or approximately Cdn$182,000, net of cash to be acquired of Cdn$47,500. The offer has been mailed to the shareholders of Spar and is expected to close by the end of 2001, subject to the receipt of 66 2/3% of Spar's common shares outstanding (on a fully diluted basis) in the tender offer and customary regulatory approvals.

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

     Interest and other income for the nine months ended September 30, 2001 includes an after-tax gain of $4,298 from the sale of a 30% interest in ACSS which was largely offset by a $3,912 after-tax write-down in the carrying amount of an investment in common stock. Interest and other income for the nine months ended September 30, 2000 includes an after-tax gain of $9,127 from the sale of the Company's interests in three businesses. These gains were largely offset by after-tax losses of $7,574 on the write-down in the carrying value of certain investments and intangible assets. The net proceeds from the sales are reported in "Other investing activities" on the Condensed Consolidated Statements of Cash Flows.

     In March 2001, the Company settled certain items with a third party provider related to an existing services agreement. In connection with the settlement, L-3 received a net cash payment of $14,200. The payment represents a credit for fees being paid over the term of the services agreement and incremental costs incurred and to be incurred by the Company over the same period arising from performance deficiencies under the services agreement. These incremental costs include additional operating costs for material management, vendor replacement, rework, warranty, manufacturing and engineering support, and administrative activities. The credit is being amortized as a reduction to costs and expenses over the period during which the services are provided.


4. CONTRACTS IN PROCESS

     The components of contracts in process are presented in the table below.


                                                        SEPTEMBER 30, 2001     DECEMBER 31, 2000
                                                       --------------------   ------------------
   Billed receivables ..............................        $284,213               $310,185
                                                            --------               --------
   Unbilled contract receivables, gross ............         338,364                277,026
   Less: unliquidated progress payments ............         (95,792)               (69,529)
                                                            --------               --------
    Unbilled contract receivables, net .............         242,572                207,497
                                                            --------               --------
   Inventoried contract costs, gross ...............         122,828                 83,808
   Less: unliquidated progress payments ............         (14,478)                (5,685)
                                                            --------               --------
    Inventoried contract costs, net ................         108,350                 78,123
   Inventories at lower of cost or market ..........         145,025                104,328
                                                            --------               --------
    Total contracts in process .....................        $780,160               $700,133
                                                            ========               ========

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


5. DEBT

     The components of long-term debt are presented in the table below.


                                                           SEPTEMBER 30, 2001     DECEMBER 31, 2000
                                                          --------------------   ------------------
   Borrowings under Senior Credit Facilities ..........         $     --             $  190,000
   10 3/8% Senior Subordinated Notes due 2007 ..........         225,000                225,000
   8 1/2% Senior Subordinated Notes due 2008 ...........         180,000                180,000
   8% Senior Subordinated Notes due 2008 ..............          206,608                200,000
   5 1/4% Convertible Senior Subordinated Notes due
     2009 .............................................          300,000                300,000
                                                                --------             ----------
    Carrying value of long-term debt ..................          911,608              1,095,000
    Less: Fair value of Swap Agreements ...............            6,608                     --
                                                                --------             ----------
    Total long-term debt ..............................         $905,000             $1,095,000
                                                                ========             ==========

     During the second quarter of 2001, L-3 Communications restructured its senior credit facilities. The senior credit facilities are comprised of a $400,000 five year revolving credit facility maturing on May 15, 2006 and a $200,000 364-day revolving facility maturing on May 15, 2002 under which at the maturity date L-3 Communications may, (i) at its request and subject to approval of the lenders, extend the maturity date in whole or in part, for an additional 364 day period, or (ii) at its election, convert the outstanding principal amount thereunder into a term loan which would be repayable in a single payment two years from the maturity date. Additionally, the senior credit facilities provides L-3 Communications the ability to increase, on an uncommitted basis, the amount of either the five year revolving credit facility or the 364-day revolving credit facility up to an additional $150,000 in the aggregate.

     Available borrowings under the Company's senior credit facilities at September 30, 2001 were $499,531, after reductions for outstanding letters of credit of $100,469. There were no outstanding borrowings under the senior credit facilities at September 30, 2001.

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

     In July 2001, L-3 Communications entered into interest rate swap agreements (the "Swap Agreements") on its $200,000 8% Senior Subordinate Notes due 2008. The Swap Agreements exchange the fixed interest rate on these notes for a variable interest rate on the entire principal amount outstanding. Under the Swap Agreements, L-3 Communications will pay or receive the difference between the fixed interest rate of 8% and a variable interest rate determined using the six month LIBOR rate, set in arrears, plus an average of 192 basis points. The differential to be paid or received as interest rates change is recorded as an adjustment to interest expense. The Swap Agreements are accounted for as fair value hedges. The aggregate fair values of the Swap Agreements at September 30, 2001 were $6,608 and are included in other assets and are also recorded as increases to the carrying value of the 8% Senior Subordinated Notes due 2008.

     Early in the fourth quarter of 2001, L-3 Holdings sold $420,000 4% Senior Subordinated Convertible Contingent Debt Securities due 2011 in a private placement. The net proceeds from this offering amounted to approximately $407,450 after underwriting discounts and commissions and other offering

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

expenses. Interest is payable semi-annually on March 15 and September 15 of each year commencing March 15, 2002. The CODES are convertible into L-3 Holdings common stock at $107.625 per share if the sale price of the L-3 Holdings common stock is above 120% ($129.15) of the conversion price measured over a specified number of trading days, or if the ratio of the trading price of the CODES to the average conversion value of the CODES is below 105% measured over a specific number of trading days, or if the credit ratings assigned to the CODES are below certain specified ratings, or if they have been called for redemption, or upon the occurrence of certain specified corporate transactions. Additionally, contingent interest, not to exceed a per annum rate of 0.5% of the outstanding principal amount of the CODES, will be paid on the CODES during any six-month period following a six-month period in which the average trading price of the CODES is above 120% of the principal amount of the CODES.

     The CODES are general unsecured obligations of L-3 Holdings and are subordinated in right of payment to all existing and future senior debt of L-3 Holdings and L-3 Communications. The CODES are subject to redemption at any time, at the option of L-3 Holdings, in whole or in part, on or after October 24, 2004 at redemption prices (plus accrued and unpaid interest -- including contingent interest) starting at 102% of principal (plus accrued and unpaid interest -- including contingent interest) during the 12 month period beginning October 24, 2004 and declining annually to 100% of principal (plus accrued and unpaid interest -- including contingent interest) on September 15, 2006. The CODES are jointly and severally guaranteed (the "Guarantees") by certain existing and future direct and indirect domestic subsidiaries of L-3 Holdings, including L-3 Communications (the "Guarantors"). The Guarantees are subordinated in right of payment to all existing and future senior debt of L-3 Holdings and the Guarantors and rank pari passu with the senior subordinated notes of the Guarantors and the Convertible Notes.

     Pursuant to a registration rights agreement that L-3 Holdings entered into with the initial purchasers of the CODES, L-3 Holdings agreed to file a registration statement with the SEC within 90 days, and use all commercially reasonable efforts to cause the registration statement to become effective within 180 days, after the original issuance of the CODES to cover resales by holders of the CODES and the Guarantees and the L-3 Holdings common stock issuable upon conversion of the CODES. If L-3 Holdings does not file the registration statement with the SEC on or before January 22, 2002, or if the registration statement does not become effective on or before April 22, 2002, liquidated damages, in the form of additional interest, will accrue on the CODES from and including the day following the registration default to but excluding the day on which the registration default has been cured. In no event will liquidated damages exceed 0.5% per annum of the principal amount outstanding under the CODES.

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

6. COMPREHENSIVE INCOME

     Comprehensive income for the three and nine months ended September 30, 2001 and 2000 is presented in the tables below.

                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                             -----------------------
                                                                2001         2000
                                                             ----------   ----------
   Net income ............................................    $33,435      $24,116
   Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments ............        470         (727)
    Unrealized losses on securities:
     Unrealized losses arising during the period .........         --         (342)
     Unrealized losses on hedging instruments:
     Unrealized losses arising during the period .........       (452)          --
                                                              -------      -------
   Comprehensive income ..................................    $33,453      $23,047
                                                              =======      =======

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                             -----------------------
                                                                2001         2000
                                                             ----------   ----------
   Net income ............................................    $70,929      $ 51,504
   Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments ............        (70)       (1,441)
    Unrealized gains (losses) on securities:
     Unrealized losses arising during the period .........       (180)       (1,401)
     Reclassification adjustment for losses included in
       net income ........................................      3,632            --
    Unrealized losses on hedging instruments:
     Cumulative adjustment at January 1, 2001 ............        (41)           --
     Unrealized losses arising during the period .........       (263)           --
                                                              -------      --------
   Comprehensive income ..................................    $74,007      $ 48,662
                                                              =======      ========

     Accumulated other comprehensive balances as of September 30, 2001 and December 31, 2000 are presented in the table below.

                                       FOREIGN                        UNREALIZED       MINIMUM      ACCUMULATED
                                       CURRENCY      UNREALIZED     GAINS (LOSSES)     PENSION         OTHER
                                     TRANSLATION   GAINS (LOSSES)     ON HEDGING      LIABILITY    COMPREHENSIVE
                                     ADJUSTMENTS    ON SECURITIES     INSTRUMENTS    ADJUSTMENTS   INCOME (LOSS)
                                    ------------- ---------------- ---------------- ------------- --------------
    SEPTEMBER 30, 2001
    Balance January 1, 2001 .......   $ (2,584)       $ (3,698)         $   --         $ (890)       $ (7,172)
    Period change .................        (70)          3,452            (304)            --           3,078
                                      --------        --------          ------         ------        --------
    Balance September 30, 2001.....   $ (2,654)       $   (246)         $ (304)        $ (890)       $ (4,094)
                                      ========        ========          ======         ======        ========
    DECEMBER 31, 2000
    Balance January 1, 2000 .......   $ (1,362)       $   (970)         $   --         $  (71)       $ (2,403)
    Period change .................     (1,222)         (2,728)             --           (819)         (4,769)
                                      --------        --------          ------         ------        --------
    Balance December 31, 2000......   $ (2,584)       $ (3,698)         $   --         $ (890)       $ (7,172)
                                      ========        ========          ======         ======        ========

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

7. L-3 HOLDINGS EARNINGS PER SHARE

     A reconciliation of basic and diluted earnings per share ("EPS") is presented in the table below.

                                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                            --------------------------  --------------------------
                                                                2001          2000          2001          2000
                                                            ------------  ------------  ------------  ------------
   Basic:

     Net income ..........................................   $  33,435     $  24,116     $  70,929     $  51,504
     Weighted average common shares outstanding ..........      39,035        33,542        36,852        33,288
                                                             ---------     ---------     ---------     ---------
     Basic earnings per share ............................   $    0.86     $    0.72     $    1.92     $    1.55
                                                             =========     =========     =========     =========
   Diluted:

     Net income ..........................................   $  33,435     $  24,116     $  70,929     $  51,504
     After-tax interest expense savings on the assumed
      conversion of Convertible Notes ....................       2,613            --            --            --
                                                             ---------     ---------     ---------     ---------
     Net income including assumed conversion .............   $  36,048     $  24,116     $  70,929     $  51,504
                                                             =========     =========     =========     =========
     Common and potential common shares:

      Weighted average common shares outstanding .........      39,035        33,542        36,852        33,288
      Assumed exercise of stock options ..................       3,844         3,979         3,826         4,005
      Assumed purchase of common shares for
        treasury .........................................      (2,338)       (2,355)       (2,219)       (2,446)
      Assumed conversion of Convertible Notes ............       3,681            --            --            --
                                                             ---------     ---------     ---------     ---------
     Common and potential common shares ..................      44,222        35,166        38,459        34,847
                                                             =========     =========     =========     =========
     Diluted earnings per share ..........................   $    0.82     $    0.69     $    1.84     $    1.48
                                                             =========     =========     =========     =========

     The 3,680,982 shares of L-3 Holdings common stock that are issuable upon conversion of the Convertible Notes were not included in the computation of diluted EPS for the nine months ended September 30, 2001 because the effect of the assumed conversion would have been anti-dilutive.

     On May 2, 2001, L-3 Holdings sold 6,900,000 shares of its common stock in a public offering for $80.00 per share. L-3 Holdings sold 4,575,000 shares and other selling stockholders including affiliates of Lehman Brothers Inc. sold 2,325,000 secondary shares. Upon closing, L-3 Holdings received net proceeds after underwriting discounts and commissions and other offering expenses of $353,621. The net proceeds were used to repay borrowings outstanding under the Company's senior credit facilities, pay for the KDI and EER acquisitions and to increase cash and cash equivalents.

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

     On September 28, 2001, the Company agreed to dismiss with prejudice its lawsuit against Raytheon and Raytheon Technical Services Company in connection with the sale by Raytheon to the Company of TDTS in February 2000, including the AVCATT contract, and Raytheon agreed to dismiss its counter claims against the Company with prejudice. The dismissal did not materially affect the Company's consolidated results of operations, cash flows or financial position.


9. SEGMENT INFORMATION

     The Company has two reportable segments, Secure Communication Systems and Specialized Communication Products which are described in Note 1. The Company evaluates the performance of its operating divisions and reportable segments based on sales and operating income. The table below presents sales, operating income and assets by reportable segment.

                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                   SEPTEMBER 30,              SEPTEMBER 30,
                                              ----------------------- -----------------------------
                                                  2001        2000         2001           2000
                                              ----------- ----------- -------------- --------------
SALES:
 Secure Communication Systems ...............  $346,962    $233,747     $  868,084     $  598,967
 Specialized Communication Products .........   271,999     284,126        777,050        760,759
 Elimination of intersegment sales ..........      (797)     (3,458)        (3,509)        (7,283)
                                               --------    --------     ----------     ----------
   Consolidated total .......................  $618,164    $514,415     $1,641,625     $1,352,443
                                               ========    ========     ==========     ==========
OPERATING INCOME:
 Secure Communication Systems ...............  $ 42,130    $ 25,100     $   93,388     $   63,796
 Specialized Communication Products .........    33,078      37,715         89,156         83,341
                                               --------    --------     ----------     ----------
   Consolidated total .......................  $ 75,208    $ 62,815     $  182,544     $  147,137
                                               ========    ========     ==========     ==========

                                                 SEPTEMBER 30, 2001     DECEMBER 31, 2000
                                                --------------------   ------------------
ASSETS:
 Secure Communication Systems ...............        $  967,066            $  792,949
 Specialized Communication Products .........         1,582,155             1,480,790
 Corporate ..................................           240,440               189,805
                                                     ----------            ----------
   Consolidated total .......................        $2,789,661            $2,463,544
                                                     ==========            ==========


10. NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, which supercedes Accounting Principles

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Board Opinion ("APB") No. 16, Business Combinations. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill. In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets, which supercedes APB No. 17, Intangible Assets. SFAS No. 142 revises the standards for accounting for goodwill and intangible assets. SFAS No. 142 requires that goodwill and indefinite lived intangible assets no longer be amortized, but be tested for impairment at least annually. SFAS No. 142 also requires that the amortization period of intangible assets with finite lives be no longer limited to forty years. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. Based on the current levels of goodwill, amortization expense would decrease by approximately $43,900 on an annual basis. In addition, the Company is still evaluating the impact of the other provisions of SFAS No. 141 and SFAS No. 142 on its consolidated results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, or development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This statement does not apply to obligations that arise solely from a plan to dispose of a long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is evaluating the impact of SFAS No. 143 on it's consolidated results of operations and financial position.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is evaluating the impact of SFAS No. 144 on it's consolidated results of operations and financial position.


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

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            GUARANTOR    NON-GUARANTOR                       CONSOLIDATED
                                               PARENT     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    L-3 COMMUNICATIONS
                                           ------------- -------------- --------------- ---------------- -------------------
CONDENSED COMBINING BALANCE SHEETS:
AS OF SEPTEMBER 30, 2001
Total current assets .....................  $  550,588      $231,895       $ 184,084       $        --        $  966,567
Other long-term assets ...................     840,908       405,626         576,560                --         1,823,094
Investment in and amounts due from
  consolidated subsidiaries ..............   1,130,327        26,312         121,744        (1,278,383)               --
                                            ----------      --------       ---------       -----------        ----------
   Total assets ..........................  $2,521,823      $663,833       $ 882,388       $(1,278,383)       $2,789,661
                                            ==========      ========       =========       ===========        ==========
Total current liabilities ................  $  301,262      $ 55,737       $ 105,364       $        --        $  462,363
Other long-term liabilities ..............     133,333        31,066           3,746                --           168,145
Long-term debt ...........................     911,608            --              --                --           911,608
Minority interest ........................          --            --          71,925                --            71,925
Shareholders' equity .....................   1,175,620       577,030         701,353        (1,278,383)        1,175,620
                                            ----------      --------       ---------       -----------        ----------
   Total liabilities and shareholders'
    equity ...............................  $2,521,823      $663,833       $ 882,388       $(1,278,383)       $2,789,661
                                            ==========      ========       =========       ===========        ==========

AS OF DECEMBER 31, 2000
Total current assets .....................  $  530,672      $229,531       $  69,367       $        --        $  829,570
Other long-term assets ...................   1,110,082       433,763          90,129                --         1,633,974
Investment in and amounts due
from (to) consolidated subsidiaries ......     613,153        55,805         (27,022)         (641,936)               --
                                            ----------      --------       ---------       -----------        ----------
   Total assets ..........................  $2,253,907      $719,099       $ 132,474       $  (641,936)       $2,463,544
                                            ==========      ========       =========       ===========        ==========
Total current liabilities ................  $  365,123      $ 71,948       $  31,598       $        --        $  468,669
Other long-term liabilities ..............     101,215       103,173           2,918                --           207,306
Long-term debt ...........................   1,095,000            --              --                --         1,095,000
Shareholders' equity .....................     692,569       543,978          97,958          (641,936)          692,569
                                            ----------      --------       ---------       -----------        ----------
   Total liabilities and shareholders'
    equity ...............................  $2,253,907      $719,099       $ 132,474       $  (641,936)       $2,463,544
                                            ==========      ========       =========       ===========        ==========

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           GUARANTOR    NON-GUARANTOR                     CONSOLIDATED
                                              PARENT     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   L-3 COMMUNICATIONS
                                           ------------ -------------- --------------- -------------- -------------------
CONDENSED COMBINING STATEMENTS OF
OPERATIONS:
FOR THE THREE MONTHS ENDED
 SEPTEMBER 30, 2001
Sales ....................................   $341,588     $  89,001       $188,377       $    (802)       $  618,164
                                             --------     ---------       --------       ---------        ----------
Operating income (loss) ..................     55,926        (4,971)        24,253              --            75,208
Interest and other income (expense) ......        158          (405)            48              --              (199)
Interest expense .........................     18,260            21            169              --            18,450
Minority interest ........................         --            --          2,370              --             2,370
Provision (benefit) for income taxes .....     14,487        (2,067)         8,334              --            20,754
Equity in net income of consolidated
 subsidiaries ............................     10,098            --             --         (10,098)               --
                                             --------     ---------       --------       ---------        ----------
Net income (loss) ........................   $ 33,435     $  (3,330)      $ 13,428       $ (10,098)       $   33,435
                                             ========     =========       ========       =========        ==========
FOR THE THREE MONTHS ENDED
 SEPTEMBER 30, 2000
Sales ....................................   $349,433     $ 120,979       $ 44,003       $      --        $  514,415
                                             --------     ---------       --------       ---------        ----------
Operating income (loss) ..................     73,816        (4,009)        (6,992)             --            62,815
Interest and other income (expense) ......      2,274            49         (1,419)             --               904
Interest expense .........................     24,646            14            171              --            24,831
Provision (benefit) for income taxes .....     19,238        (1,485)        (2,981)             --            14,772
Equity in net loss of consoldiated
 subsidiaries ............................     (8,090)           --             --           8,090                --
                                             --------     ---------       --------       ---------        ----------
Net income (loss) ........................   $ 24,116     $  (2,489)      $ (5,601)      $   8,090        $   24,116
                                             ========     =========       ========       =========        ==========
FOR THE NINE MONTHS ENDED
 SEPTEMBER 30, 2001
Sales ....................................   $939,146     $ 254,948       $450,572       $  (3,041)       $1,641,625
                                             --------     ---------       --------       ---------        ----------
Operating income (loss) ..................    144,839       (12,700)        50,405              --           182,544
Interest and other income (expense) ......      8,155          (711)        (6,189)             --             1,255
Interest expense .........................     64,675            38            173              --            64,886
Minority interest ........................         --            --          3,955              --             3,955
Provision (benefit) for income taxes .....     33,826        (5,151)        15,354              --            44,029
Equity in net income of
 consolidated subsidiaries ...............     16,436            --             --         (16,436)               --
                                             --------     ---------       --------       ---------        ----------
Net income (loss) ........................   $ 70,929     $  (8,298)      $ 24,734       $ (16,436)       $   70,929
                                             ========     =========       ========       =========        ==========
FOR THE NINE MONTHS ENDED
 SEPTEMBER 30, 2000
Sales ....................................   $911,281     $ 318,347       $122,815       $      --        $1,352,443
                                             --------     ---------       --------       ---------        ----------
Operating income (loss) ..................    148,123         3,034         (4,020)             --           147,137
Interest and other income (expense) ......      4,563           227         (1,329)             --             3,461
Interest expense .........................     66,804           140            178              --            67,122
Provision (benefit) for income taxes .....     32,634         1,304         (1,966)             --            31,972
Equity in net loss of consolidated
 subsidiaries ............................     (1,744)           --             --           1,744                --
                                             --------     ---------       --------       ---------        ----------
Net income (loss) ........................   $ 51,504     $   1,817       $ (3,561)      $   1,744        $   51,504
                                             ========     =========       ========       =========        ==========

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          GUARANTOR    NON-GUARANTOR                     CONSOLIDATED
                                             PARENT     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   L-3 COMMUNICATIONS
                                         ------------- -------------- --------------- -------------- -------------------
CONDENSED COMBINING STATEMENTS OF
CASH FLOWS:
FOR THE NINE MONTHS ENDED
 SEPTEMBER 30, 2001
Net cash from (used in) operating
 activities ............................  $   29,744     $ (31,737)     $   85,833              --       $   83,840
                                          ----------     ---------      ----------      ----------       ----------
Net cash used in investing activities ..    (165,613)      (12,082)       (222,745)        215,147         (185,293)
                                          ----------     ---------      ----------      ----------       ----------
Net cash from financing activities .....     186,007        41,735         154,649        (215,147)         167,244
                                          ----------     ---------      ----------      ----------       ----------
Net increase (decrease) in cash ........      50,138        (2,084)         17,737              --           65,791
Cash and cash equivalents, beginning
 of period .............................      18,708         4,911           9,061              --           32,680
                                          ----------     ---------      ----------      ----------       ----------
Cash and cash equivalents, end of
 period ................................  $   68,846     $   2,827      $   26,798      $       --       $   98,471
                                          ==========     =========      ==========      ==========       ==========

FOR THE NINE MONTHS ENDED
 SEPTEMBER 30, 2000
Net cash from (used in) operating
 activities ............................  $   46,384     $  18,432      $   (2,144)     $       --       $   62,672
                                          ----------     ---------      ----------      ----------       ----------
Net cash used in investing activities ..    (540,017)      (30,389)        (11,260)         36,527         (545,139)
                                          ----------     ---------      ----------      ----------       ----------
Net cash from financing activities .....     484,360        11,341          10,724         (36,527)         469,898
                                          ----------     ---------      ----------      ----------       ----------
Net decrease in cash ...................      (9,273)         (616)         (2,680)             --          (12,569)
Cash and cash equivalents, beginning
 of period .............................      34,037         5,164           3,587              --           42,788
                                          ----------     ---------      ----------      ----------       ----------
Cash and cash equivalents, end of
 period ................................  $   24,764     $   4,548      $      907      $       --       $   30,219
                                          ==========     =========      ==========      ==========       ==========

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

     Our Secure Communication Systems segment provides secure, high data rate communications systems for military and other U.S. Government reconnaissance and surveillance applications. The Secure Communication Systems segment also produces advanced simulation and training products and wide-area security systems, and provides communication software and system support services and a full range of teaching, training, logistic and training device support services to domestic and international military customers and custom ballistic targets for the DoD. Our Specialized Communication Products segment includes three product categories: avionics and ocean products, telemetry, instrumentation and space products and microwave components.

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

     The U.S. defense industry has also undergone dramatic consolidation resulting in the emergence of four dominant prime system contractors: The Boeing Company, Lockheed Martin Corporation, Northrop Grumman Corporation and Raytheon Company. We believe that one outcome of this consolidation is that the DoD wants to ensure that additional vertical integration does not further diminish the fragmented, yet critical DoD vendor base. Additionally, it has become economically unfeasible for the prime contractors to design, develop or manufacture all of the numerous essential products, components and systems which they use. This industry structure situation creates opportunities for merchant suppliers such as L-3. As the prime contractors continue to evaluate their core competencies and competitive position, focusing their resources on larger programs and platforms, we expect the prime contractors to continue to exit non-strategic business areas and procure these needed elements on more favorable terms from independent, commercially-oriented merchant suppliers. Recent examples of this trend include divestitures of certain non-core defense-related businesses by Lockheed Martin, Boeing and Raytheon.


RESULTS OF OPERATIONS

     The following information should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements as of September 30, 2001. Our results of operations for the periods presented are significantly impacted by our acquisitions (see Note 3 to the Unaudited Condensed Consolidated Financial Statements). The tables below provide our selected statement of operations data for the three-month period ended September 30, 2001 (which we refer to as the 2001 Third Quarter), the three-month period ended September 30, 2000 (which we refer to as the 2000 Third Quarter), the nine-month period ended September 30, 2001 (which we refer to as the 2001 Nine Month Period) and the nine-month period ended September 30, 2000 (which we refer to as the 2000 Nine Month Period). Prior period reported segment information has been reclassified to conform with the 2001 segment presentation.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE MONTHS ENDED
   SEPTEMBER 30, 2000

                                                                       THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                     -----------------------
                                                                         2001        2000
                                                                     ----------- -----------
                                                                          (in millions)
Sales(1):
 Secure Communication Systems ......................................  $  346.9    $  230.7
 Specialized Communication Products ................................     271.3       283.7
                                                                      --------    --------
   Total ...........................................................  $  618.2    $  514.4
                                                                      ========    ========
Operating income:
 Secure Communication Systems ......................................  $   42.1    $   25.1
 Specialized Communication Products ................................      33.1        37.7
                                                                      --------    --------
   Total ...........................................................  $   75.2    $   62.8
                                                                      ========    ========
Depreciation and amortization expenses included in operating income:
 Secure Communication Systems ......................................  $    8.7    $    6.8
 Specialized Communication Products ................................      13.7        12.2
                                                                      --------    --------
   Total ...........................................................  $   22.4    $   19.0
                                                                      ========    ========
EBITDA(2)
 Secure Communication Systems ......................................  $   50.8    $   31.9
 Specialized Communication Products ................................      46.8        49.9
                                                                      --------    --------
   Total ...........................................................  $   97.6    $   81.8
                                                                      ========    ========

----------
(1) Sales are after intersegment eliminations. See Note 9 to the Unaudited Condensed Consolidated Financial Statements.

(2) EBITDA is defined as operating income plus depreciation expense and amortization expense (excluding the amortization of debt issuance costs). EBITDA is not a substitute for operating income, net income or cash flows from operating activities as determined in accordance with accounting principles generally accepted in the United States of America as a measure of profitability or liquidity. EBITDA is presented as additional information because we believe it to be a useful indicator of our ability to meet debt service and capital expenditure requirements. EBITDA as we define it may differ from similarly named measures used by other entities.

     Sales increased $103.8 million to $618.2 million in the 2001 Third Quarter from $514.4 million in the 2000 Third Quarter. Sales grew $116.2 million in our Secure Communication Systems segment and decreased $12.4 million in our Specialized Communication Products segment. Operating income increased $12.4 million to $75.2 million in the 2001 Third Quarter. Operating income as a percentage of sales ("operating margin") remained unchanged at 12.2%. Depreciation and amortization expenses increased $3.4 million to $22.4 million in the 2001 Third Quarter, due to increased goodwill amortization associated with our acquisitions and additional depreciation related to our capital expenditures and acquired businesses. EBITDA for the 2001 Third Quarter increased $15.8 million to $97.6 million. EBITDA as a percentage of sales ("EBITDA margin") also remained relatively unchanged at 15.8% in the 2001 Third Quarter. Basic earnings per common share ("EPS") grew 19.4% to $0.86 and diluted EPS grew 18.8% to $0.82 in the 2001 Third Quarter. The increase in diluted weighted-average common shares outstanding was principally related to our sale of 4.6 million shares of our common stock, which was completed on May 2, 2001 and the dilutive effect of the Convertible Notes sold in the fourth quarter of 2000.

     Interest expense decreased $6.4 million to $18.4 million in the 2001 Third Quarter from $24.8 million in the 2000 Third Quarter. The decrease is primarily due to the lower average outstanding debt during the 2001 Third Quarter and the lower interest rate on the Convertible Notes outstanding in the 2001 Third Quarter compared with the higher interest rates paid on the borrowings under the senior credit facilities outstanding in the 2000 Third Quarter as well as interest savings from the interest rate swap agreement we entered into in July 2001. The interest rate swap agreements exchange the fixed interest rate of 8% on our $200.0 million Senior Subordinated Notes due 2008 to a variable interest rate.

     Interest and other income for the 2000 Third Quarter includes a net pre-tax gain of $0.6 million ($0.01 per diluted share) on the sale of our 60% interest in a business. Excluding the effects of this non-recurring item, diluted EPS in the 2001 Third Quarter increased 20.6% over the 2000 Third Quarter.

     The income tax provision for the 2001 Third Quarter is based on our estimated effective income tax rate for 2001 of 38.3%, compared to the effective tax rate of 38.0% for the 2000 Third Quarter.

     Sales within our Secure Communication Systems segment increased $116.2 million or 50.4% to $346.9 million in the 2001 Third Quarter compared with the 2000 Third Quarter. Operating income increased $17.0 million to $42.1 million. Operating margin increased to 12.1% from 10.9%. We attribute the increase in sales principally to the Coleman Research and EER acquired businesses and internal growth in our data links, secure telephone equipment ("STE"), airport security systems and fixed wireless products. The increase in sales was partially offset by a decline in sales in our Link Training and Simulation business which we expected as we resized and rationalized unprofitable programs in the business. The increase in operating margin was principally attributable to improving margins from the training and simulation businesses, airport security systems and data links, partially offset by negative margins and increased expenditures associated with our Prime Wave business and to lower margins on sales of the acquired businesses which we anticipated. EBITDA increased $18.9 million to $50.8 million in the 2001 Third Quarter and EBITDA margin increased to 14.6% from 13.8%.

     Sales within our Specialized Communication Products segment decreased $12.4 million or 4.4% to $271.3 million in the 2001 Third Quarter compared with the 2000 Third Quarter. Operating income decreased $4.6 million and operating margin declined to 12.2% from 13.3%. The decrease in sales was principally attributable to a decline in sales of naval power equipment, displays and telemetry and space products. We expect sales of our telemetry and space products for 2001 to remain essentially unchanged as compared to 2000, due to continued softness in the space and broadband commercial communications market. The decrease in sales was partially offset by internal growth in aviation products, acoustic undersea warfare products and microwave components and to the KDI acquired business. The decline in operating margin was principally attributable to lower sales volume in naval power equipment and telemetry and space products, partially offset by higher margins for aviation products and microwave components attributable to increased sales volume. EBITDA decreased $3.1 million to $46.8 million and EBITDA margin declined to 17.3% from 17.6%.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                     ------------------------
                                                                         2001         2000
                                                                     ------------ -----------
                                                                          (in millions)
Sales(1):
 Secure Communication Systems ......................................  $   867.7    $   593.1
 Specialized Communication Products ................................      773.9        759.3
                                                                      ---------    ---------
  Total ............................................................  $ 1,641.6    $ 1,352.4
                                                                      =========    =========
Operating income:
 Secure Communication Systems ......................................  $    93.3    $    63.8
 Specialized Communication Products ................................       89.2         83.3
                                                                      ---------    ---------
  Total ............................................................  $   182.5    $   147.1
                                                                      =========    =========
Depreciation and amortization expenses included in operating income:
 Secure Communication Systems ......................................  $    25.1    $    18.6
 Specialized Communication Products ................................       39.9         34.6
                                                                      ---------    ---------
  Total ............................................................  $    65.0    $    53.2
                                                                      =========    =========
EBITDA(2)
 Secure Communication Systems ......................................  $   118.4    $    82.4
 Specialized Communication Products ................................      129.1        117.9
                                                                      ---------    ---------
  Total ............................................................  $   247.5    $   200.3
                                                                      =========    =========

----------
(1) Sales are after intersegment eliminations. See Note 9 to the Unaudited Condensed Consolidated Financial Statements.

(2) EBITDA is defined as operating income plus depreciation expense and amortization expense (excluding the amortization of debt issuance costs). EBITDA is not a substitute for operating income, net income or cash flows from operating activities as determined in accordance with accounting principles generally accepted in the United States of America as a measure of profitability or liquidity. EBITDA is presented as additional information because we believe it to be a useful indicator of our ability to meet debt service and capital expenditure requirements. EBITDA as we define it may differ from similarly named measures used by other entities.

     Sales increased $289.2 million to $1,641.6 million in the 2001 Nine Month Period from $1,352.4 million in the 2000 Nine Month Period. Sales grew $274.6 million in our Secure Communication Systems segment and $14.6 million in our Specialized Communication Products segment. Operating income increased $35.4 million to $182.5 million in the 2001 Nine Month Period. Operating margin improved to 11.1% from 10.9%. Depreciation and amortization expenses increased $11.8 million to $65.0 million in the 2001 Nine Month Period, due to increased goodwill amortization associated with our acquisitions and additional depreciation related to our capital expenditures and acquired businesses. EBITDA for the 2001 Nine Month Period increased $47.2 million to $247.5 million. EBITDA margin improved to 15.1% in the 2001 Nine Month Period from 14.8% in the 2000 Nine Month Period. Basic EPS grew 23.9% to $1.92 and diluted EPS grew 24.3% to $1.84 in the 2001 Nine Month Period. The increases in basic and diluted weighted-average common shares outstanding were principally related to our sale of 4.6 million shares of our common stock, which was completed on May 2, 2001.

     Interest expense decreased $2.2 million to $64.9 million in the 2001 Nine Month Period due to the effect of lower interest rates, as well as interest savings from the interest rate swap agreements entered into in July 2001. The interest rate swap agreements exchange the fixed interest rate of 8% on our $200.0 million Senior Subordinated Notes due 2008 to a variable interest rate.

     Included in interest and other income for the 2001 Nine Month Period is a net pre-tax gain of $0.6 million ($0.01 per diluted share), consisting of an after-tax gain of $4.3 million from the sale of a 30% interest in ACSS to Thales Avionics and an after-tax charge of $3.9 million on the write-down in the carrying amount of an investment in common stock. Interest and other income for the 2000 Nine Month Period includes a net pre-tax gain of $2.5 million ($0.04 per diluted share), consisting of an after-tax gain of $9.2 million from the sale of our interests in three businesses and an after-tax charge of $7.6 million on the write-down in the carrying value of certain investments and intangible assets. Excluding these net gains from both the 2001 Nine Month Period and 2000 Nine Month Period, diluted EPS increased 27.1% to $1.83 in the 2001 Nine Month Period from $1.44 in the 2000 Nine Month Period.

     The income tax provision for the 2000 and 2001 Nine Month Periods is based on our estimated effective income tax rate for both periods of 38.3%.

     Sales within our Secure Communication Systems segment increased $274.6 million or 46.3% to $867.7 million in the 2001 Nine Month Period compared with the 2000 Nine Month Period. Operating income increased $29.5 million to $93.3 million. Operating margin remained unchanged at 10.8%. We attribute the increase in sales principally to the Coleman Research, MPRI and EER acquired businesses and internal growth in our data links, STE, airport security systems, fixed wireless access products and training, teaching and logistic services. Operating margin was unchanged because higher margins related to volume increases and improved margins in our training and simulation business were offset by negative margins and increased expenditures associated with our Prime Wave business and to lower margins on sales of the acquired businesses which we expected. EBITDA increased $36.0 million to $118.4 million in the 2001 Nine Month Period and EBITDA margin declined to 13.6% from 13.9%.

     Sales within our Specialized Communication Products segment increased $14.6 million or 1.9% to $773.9 million in the 2001 Nine Month Period compared with the 2000 Nine Month Period. Operating income increased $5.9 million and operating margin improved to 11.5% from 11.0%. The increase in sales was principally attributable to internal growth in aviation products, microwave components and acoustic undersea warfare products and to the KDI acquired business. These increases in sales were partially offset by decreases in sales of telemetry and space products, naval power equipment and displays. The increase in operating margin was principally attributable to increased sales volumes for aviation products and microwave components, partially offset by lower margins on naval power equipment and telemetry and space products arising from reduced sales volumes. EBITDA increased $11.2 million to $129.1 million and EBITDA margin increased to 16.7% from 15.5%.

     In March 2001, we settled certain items with a third party provider related to an existing services agreement. In connection with the settlement, we received a net cash payment of $14.2 million. The payment represents a credit for fees being paid over the term of the services agreement and incremental costs incurred and to be incurred by us over the same period arising from performance deficiencies under the services agreement. These incremental costs include additional operating costs for material management, vendor replacement, rework, warranty, manufacturing and engineering support, and administrative activities. The credit is being amortized as a reduction to costs and expenses over the period during which services are being provided.


LIQUIDITY AND CAPITAL RESOURCES

BALANCE SHEET

     Contracts in process increased $80.0 million from December 31, 2000 to September 30, 2001 of which $12.3 million was related to acquired businesses. The remaining increase of $67.7 million was principally attributable to planned increases of inventories for the Prime Wave business, STE, naval power equipment and certain other programs and products in advance of shipments planned to begin to occur in the fourth quarter of 2001. During the 2001 Nine Month Period receivables declined, excluding the effect of businesses acquired, as we expected, because collections exceeded billings.

     The increase in intangibles was primarily related to goodwill for the KDI and EER acquistions.

     The decrease in other liabilities is in part related to the issuance of common stock in April 2001 to satisfy our $17.7 million obligation for the additional consideration for the ILEX acquisition. The decrease is also related to a reclassification of the current portion of estimated costs in excess of billings to other current liabilities.


OPERATING ACTIVITIES

     During the 2001 Nine Month Period, we generated $83.8 million of cash from our operating activities, an increase of 33.8% compared to the $62.7 million generated during the 2000 Nine Month Period. Earnings adjusted for non-cash items and the deferred portion of the provision for income taxes increased $54.7 million to $191.0 million in the 2001 Nine Month Period from $136.3 million in the 2000 Nine Month Period. During the 2001 Nine Month Period, our working capital and other operating assets and liabilities increased $107.2 million compared with an increase of $73.6 million in the 2000 Nine Month Period. Our cash flows from operating activities during the 2001 Nine Month Period include uses of cash for a planned increase in inventories and receivables related to the Prime Wave business and STE program reported in the change in contracts in process and the continued effort on the AVCATT contract for costs in excess of billings reported in the change in other current liabilities. These uses of cash were partially offset by a settlement of certain items related to a services agreement. Overall, we anticipate that the rate of increase in working capital will decline during the fourth quarter of 2001, and as a result cash flow is expected to increase.

     The quarterly cash interest payments on our Senior Subordinated Notes and Convertible Notes are $8.0 million in the first quarter and third quarter and $27.6 million in the second quarter and fourth quarter. Our cash interest payments may be adjusted due to the interest rate swap agreements we entered into on our $200.0 million 8% Senior Subordinated Notes due 2008.


INVESTING ACTIVITIES

     The Company continued to pursue its acquisition strategy during the 2001 Nine Month Period and invested $222.5 million to acquire businesses and product lines, as compared with the $532.9 million invested in the 2000 Nine Month Period.

     On May 31, 2001, we sold a 30% interest in ACSS to Thales Avionics for $72.1 million in cash.

     We make capital expenditures for improvement of manufacturing facilities and equipment. We expect that capital expenditures for 2001 will be between $45.0 million and $50.0 million.

     In March 2000, we sold our interest in the Network Security business for net proceeds of $13.4 million. In May 2000, we sold our interest in the Cardio Vascular Computer Systems business for net proceeds of $5.6 million. The proceeds from these sales are included in other investing activities, and are partially offset by acquisitions of certain investments.

FINANCING ACTIVITIES

     On May 2, 2001, we sold 6.9 million shares of our common stock in a public offering for $80.00 per share. Of this amount, we sold 4.6 million shares and other selling stockholders including affiliates of Lehman Brothers Inc. sold
2.3 million secondary shares. Upon closing, we received net proceeds of $353.6 million. The net proceeds of this offering were used to repay existing indebtedness under our senior credit facilities, pay for the KDI and EER acquisitions and to increase cash and cash equivalents.

     In May 2001, we restructured our senior credit facilities. The senior credit facilities are comprised of a $400.0 million five year revolving credit facility maturing on May 15, 2006 and a $200.0 million 364-day revolving facility maturing on May 15, 2002 under which at the maturity date we may, (i) at our request and subject to approval of the lenders, extend the maturity date, in whole or in part, for an additional 364 day period, or (ii) at our election, convert the outstanding principal amount thereunder into a term loan which would be repayable in a single payment two years from the maturity date. Additionally, the senior credit facilities provide us the ability to increase, on an uncommitted basis, the amount of either the five year revolving credit facility or the 364-day revolving credit facility up to an additional $150.0 million in the aggregate.

     At September 30, 2001, available borrowings under our senior credit facilities were $499.5 million after reductions for outstanding letters of credit of $100.5 million. There were no outstanding borrowings under our senior credit facilities at September 30, 2001.

     In July 2001, we entered into interest rate swap agreements, (the "Swap Agreements") on our $200.0 million 8% Senior Subordinated Notes due 2008. The Swap Agreements exchange our fixed interest rate for a variable interest rate on the entire principal amount. Under the Swap Agreements, we will pay or receive the difference between the fixed interest rate of 8% and a variable interest rate determined using the six month LIBOR rate, set in arrears, plus an average of 192 basis points. The differential to be paid or received as interest rates change will be recorded as an adjustment to interest expense. The Swap Agreements are accounted for as fair value hedges. The aggregate fair values of the Swap Agreements at September 30, 2001, were $6.6 million and are included in other assets and are also recorded as increases to the carrying value of the 8% Senior Subordinated Notes due 2008. For every basis point (0.01%) that the six month LIBOR interest rate is greater than 6.08%, we will incur an additional $0.02 million of interest expense above the fixed coupon rate on the $200.0 million 8% Senior Subordinated Notes due 2008 calculated on a per annum basis until maturity. Conversely, for every basis point that the six month LIBOR interest rate is less than 6.08%, we will recognize $0.02 million of interest income on the $200.0 million 8% Senior Subordinated Notes due 2008 calculated on a per annum basis until maturity. The six month LIBOR rate at September 30, 2001 was 2.52%.

     The senior credit facilities, Senior Subordinated Notes and Convertible Notes contain financial covenants which remain in effect so long as we owe any amount or any commitment to lend exists thereunder. As of September 30, 2001, L-3 Communications had been in compliance with the covenants of the agreements governing those loans at all times. The borrowings under the senior credit facilities are guaranteed by L-3 Holdings and by substantially all of the domestic subsidiaries of L-3 Communications. The payments of principal and premium, if any, and interest on the Senior Subordinated Notes are unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by L-3 Holdings and substantially all of its direct and indirect wholly owned subsidiaries, including L-3 Communications. The Convertible Notes are jointly and severally guaranteed on a full and unconditional basis, by certain existing direct and indirect domestic subsidiaries of L-3 Holdings, including L-3 Communications and are subordinated in right of payment to all existing and future senior debt of the guarantors and rank pari passu with the other senior subordinated indebtedness of the guarantors. See Note 7 to our consolidated financial statements for fiscal year ended December 31, 2000, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 for a description of our debt and related financial covenants at December 31, 2000.

     Early in the fourth quarter of 2001, we sold $420.0 million 4% Senior Subordinated Convertible Contingent Debt Securities ("CODES") due 2011 in a private placement. The net proceeds from this offering amounted to approximately $407.5 million after underwriting discounts and commissions and other offering expenses. Interest is payable semi-annually on March 15 and September 15 of each year commencing March 15, 2002. The CODES are convertible into L-3 Holdings common stock at $107.625 per share if the sale price of the L-3 Holdings common stock is above 120% ($129.15) of the conversion price measured over a specified number of trading days, or if the ratio of the trading price of the CODES to the average conversion value of the CODES is below 105% measured over a specified number of trading days, or if the credit ratings assigned to the CODES are below certain specified ratings, or if they have been called for redemption, or upon the occurrence of certain specified corporate transactions. Additionally, contingent interest, not to exceed a per annum rate of 0.5% of the outstanding principal amount of the CODES, will be paid on the CODES during any six-month period following a six-month period in which the average trading price of the CODES is above 120% of the principal amount of the CODES.

     The CODES are jointly and severally guaranteed (the "Guarantees") by certain existing and future direct and indirect domestic subsidiaries of L-3 Holdings, including L-3 Communications (the "Guarantors"). The Guarantees are subordinated in right of payment to all existing and future senior debt of L-3 Holdings and the Guarantors and rank pari passu with the senior subordinated notes of the Guarantors and the Convertible Notes.

     Pursuant to a registration rights agreement that we entered into with the initial purchasers of the CODES, we agreed to file a registration statement with the SEC within 90 days and use all commercially reasonable efforts to cause the registration statement to become effective within 180 days, after the original issuance of the CODES to cover resales by holders of the CODES and Guarantees, and the L-3 Holdings common stock issuable upon conversion of the CODES. If we do not file the registration statement with the SEC on or before January 22, 2002, or if the registration statement does not become effective on or before April 22, 2002, liquidated damages, in the form of additional interest, will accrue on the CODES from and including the day following the registration default to but excluding the day on which the registration default has been cured. In no event will liquidated damages exceed 0.50% per annum of the principal amount outstanding under the CODES.

     On October 3, 2001, we announced that we signed a definitive agreement with Spar Aerospace Limited ("Spar") pursuant to which we will offer to acquire all of the outstanding common shares of Spar for Cdn$15.50 per share or approximately Cdn$182.0 million, net of cash to be acquired of Cdn$47.5 million. The offer has been mailed to the shareholders of Spar and is expected to close by the end of 2001, subject to the receipt of 66 2/3% of Spar's common shares outstanding (on a fully diluted basis) in the tender offer and customary regulatory approvals. The acquisition is expected to be financed with cash on hand.

     Based upon our current level of operations, we believe that our cash from operating activities, together with available borrowings under the senior credit facilities, will be adequate to meet our anticipated requirements for working capital, capital expenditures, commitments, research and development expenditures, contingent purchase prices, program and other discretionary investments, and interest payments for the foreseeable future. There can be no assurance, however, that our business will continue to generate cash flow at or above current levels or that currently anticipated improvements will be achieved. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make scheduled principal payments, to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control. There can be no assurance that sufficient funds will be available to enable us to service our indebtedness, or make necessary capital expenditures and to make discretionary investments.


CONTINGENCIES

     See Note 8 to the Condensed Consolidated Financial Statements.


RECENTLY ISSUED AND PROPOSED ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.141, Business Combinations, which supercedes Accounting Principles

Board Opinion ("APB") No. 16, Business Combinations, SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill. In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets, which supersedes APB No. 17, Intangible Assets. SFAS No. 142 revises the standards for accounting for goodwill and intangible assets. SFAS No. 142 requires that goodwill and indefinite lived intangible assets shall no longer be amortized, but be tested for impairment at least annually. SFAS No. 142 also requires that the amortization period of intangible assets with finite lives be no longer limited to forty years. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. Based on the current levels of goodwill, amortization expense would decrease by approximately $43.9 million on an annual basis. In addition, we have not yet determined the impact of the other provisions of SFAS No. 141 and SFAS No. 142 on our consolidated results of operations or financial position.

     In August of 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 applies to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisiton, construction, or development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This statement does not apply to obligations that arise solely from a plan to dispose of a long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We are evaluating the impact of SFAS No. 143 on our consolidated results of operations and financial position.

     In October of 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business ( as previously defined in that Opinion). This Statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We are evaluating the impact of SFAS No. 144 on our consolidated results of operations and financial position.


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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Part II, Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition--Liquidity and Capital Resources--Market Risks", of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 for a discussion of the Company's exposure to market risks. The only change in those risks during the nine months ended September 30, 2001 is discussed below.

     In July 2001, we entered into interest rate swap agreements (the "Swap Agreements") on our $200.0 million 8% Senior Subordinated Notes due 2008. The Swap Agreements exchange our fixed interest rate for a variable interest rate on the entire principal amount. Under the Swap Agreements, we will pay or receive the difference between the fixed interest rate of 8% and a variable interest rate determined using the six month LIBOR rate, set in arrears, plus an average of 192 basis points. The differential to be paid or received as interest rates change will be recorded as an adjustment to interest expense. The Swap Agreements are accounted for as fair value hedges. The aggregate fair values of the Swap Agreements at September 30, 2001, were $6.6 million and are included in other assets and are also recorded as increases to the carrying value of the 8% Senior Subordinated Notes due 2008.

     For every basis point (0.01%) that the six month LIBOR interest rate is greater than 6.08%, we will incur an additional $0.02 million of interest expense above the fixed coupon rate on the $200.0 million 8% Senior Subordinated Notes due 2008 calculated on a per annum basis until maturity. Conversely, for every basis point that the six month LIBOR interest rate is less than 6.08%, we will recognize $0.02 million of interest income on the $200.0 million 8% Senior Subordinated Notes due 2008 calculated on a per annum basis until maturity. The six month LIBOR rate at September 30, 2001 was 2.52%.

PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     On September 28, 2001, we agreed to dismiss with prejudice our lawsuit against Raytheon Company ("Raytheon") and Raytheon Technical Services Company in connection with the sale by Raytheon to us of the Training Devices and Training Services business in February 2000, including the AVCATT contract, and Raytheon agreed to dismiss with prejudice its counter claims against us. The dismissal did not materially affect our consolidated results of operations, cash flow or financial position.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

     *11 L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Share

      12.1  Ratio of Earnings to Fixed Charges

   *The information required on this exhibit is presented in Note 7 to the Condensed Consolidated Financial Statements as of September 30, 2001 in accordance with the provisions of FASB SFAS No. 128, Earnings Per Share.

   (b) Reports on Form 8-K

    Report filed on October 20, 2001 announcing that L-3 Communications Holdings, Inc. has sold $350.0 million in 4.00% Senior Subordinated Convertible Contingent Debt Securities due 2011 in a private placement, and announced its third quarter 2001 results of operations.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                   L-3 Communications Holdings, Inc. and
                                   L-3 Communications Corporation
                                   --------------------------------------
                                   Registrants


Date: November 14, 2001


                                   /s/ Robert V. LaPenta
                                   --------------------------------------
                                   Name: Robert V. LaPenta

                                   Title: President and Chief Financial Officer
                                          (Principal Financial Officer)