Form 10-K
period 2001-12-31
L 3 COMMUNICATIONS HOLDINGS INC; L 3 COMMUNICATIONS CORP
filed 2002-03-19
CIK 1056239, 1039101

================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     For the fiscal year ended December 31, 2001

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     There were 39,600,795 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on March 12, 2002. The aggregate market value of the L-3 Communications Holdings, Inc. voting stock held by non-affiliates of the registrant as of March 12, 2002 was approximately $4,394.5 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement to be filed with Securities and Exchange Commission ("SEC") pursuant to Regulation 14A relating to the registrant's Annual Meeting of Shareholders, to be held on April 23, 2002, will be incorporated by reference in Part III of this Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the registrant's fiscal year ended December 31, 2001.

================================================================================

                        L-3 COMMUNICATIONS HOLDINGS, INC.
                         L-3 COMMUNICATIONS CORPORATION
                       INDEX TO ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2001


                                                                                      PAGE
                                                                                     -----
PART I

 Item 1:  Business .................................................................   1

 Item 2:  Properties ...............................................................  22

 Item 3:  Legal Proceedings ........................................................  22

 Item 4:  Submission of Matters to a Vote of Security Holders ......................  22

PART II

 Item 5:  Market for Registrant's Common Equity and Related Stockholder
           Matters .................................................................  23

 Item 6:  Selected Financial Data ..................................................  24

 Item 7:  Management's Discussion and Analysis of Results of Operations and
           Financial Condition .....................................................  25

 Item 7A: Quantitative and Qualitative Disclosures about Market Risk ...............  41

 Item 8:  Financial Statements and Supplementary Data ..............................  41

 Item 9:  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure ....................................................  41
PART III

 Item 10: Directors and Executive Officers of the Registrant .......................  42

 Item 11: Executive Compensation ...................................................  42

 Item 12: Security Ownership of Certain Beneficial Owners and Management ...........  42

 Item 13: Certain Relationships and Related Transactions ...........................  42

PART IV

 Item 14: Exhibits, Financial Statement Schedules and reports on Form 8-K ..........  43

Signatures .......................................................................    46

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

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


ITEM 1. BUSINESS

     L-3 Holdings, a Delaware corporation organized in 1997, derives all of its operating income and cash flow from its wholly-owned subsidiary L-3 Communications. L-3 Communications, a Delaware corporation, was organized in 1997 to acquire the predecessor company. The only indebtedness of L-3 Holdings are its 5.25% Convertible Senior Subordinated Notes due 2009 and its 4.00% Senior Subordinated Convertible Contingent Debt Securities due 2011 which are jointly and severally guaranteed by substantially all of its direct and indirect domestic subsidiaries including L-3 Communications. L-3 Holdings also has guaranteed the indebtedness under the bank credit facilities of L-3 Communications. L-3 Holdings relies on dividends and other payments from its subsidiaries or must raise funds in public or private equity or debt offerings to generate the funds necessary to pay principal and interest on its indebtedness.


OVERVIEW

     We are a leading merchant supplier of sophisticated secure communication systems and specialized products. We produce secure, high data rate communication systems, training and simulation systems, engineering development and integration support, avionics and ocean products, fuzing products, telemetry, instrumentation, space and guidance products and microwave components. These systems and products are critical elements of virtually all major communication, command and control, intelligence gathering and space systems. Our systems and specialized products are used to connect a variety of airborne, space, ground-and sea-based communication systems and are used in the transmission, processing, recording, monitoring and dissemination functions of these communication systems. Our customers include the U.S. Department of Defense ("DoD"), certain U.S. Government intelligence agencies, major aerospace and defense contractors, foreign governments, commercial customers and certain other U.S. federal, state and local government agencies. For the year ended December 31, 2001, direct and indirect sales to the DoD provided 64.7% of our sales, and sales to commercial customers, foreign governments and U.S. federal, state and local government agencies other than the DoD provided 35.3% of our sales. Our business areas employ proprietary technologies and capabilities and have leading positions in their respective primary markets. For the year ended December 31, 2001, we had sales of $2,347.4 million and operating income of $275.3 million. We have two reportable segments: Secure Communication Systems and Specialized Products. Information on our reportable segments is included in
Note 16 of our consolidated financial statements included elsewhere herein.

 SECURE COMMUNICATION SYSTEMS

     We are an established leader in secure, high data rate communication systems for military and other U.S. Government reconnaissance and surveillance applications and we believe that we have developed virtually every high bandwidth data link that is currently used by the DoD for surveillance and reconnaissance. Our major secure communication programs and systems include:

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

    o communication systems for surface and undersea vessels and manned space flights; and

    o wide-area security systems.

     Our Secure Communication Systems segment includes our training and simulation businesses. We design, develop and manufacture advanced simulation and training products with high-fidelity representations of cockpits and operator stations for aircraft and vehicle system simulation. We also provide a wide range of engineering development and integration support to the DoD and other government agencies, a full range of teaching, training, logistic and training device support services to domestic and international military customers, and custom ballistic targets for the DoD.

     Our Secure Communication Systems segment provided $1,241.6 million or 52.9% of our total sales for the year ended December 31, 2001.

 SPECIALIZED PRODUCTS

     We are a leading merchant supplier of products to military and commercial customers. We focus on niche markets in which we believe we can achieve a market leadership position. This reportable segment includes three product categories:

    o Avionics and Ocean Products;

    o Telemetry, Instrumentation and Space Products; and

    o Microwave Components.

     Avionics and Ocean Products. This business area includes our aviation and maritime recorders, airborne collision avoidance products, displays, antennas, acoustic undersea warfare products, naval power distribution, conditioning, switching and protection equipment, premium fuzing products and aircraft modernization services. We believe we are the leading manufacturer of commercial cockpit voice and flight data recorders (known as "black boxes") and a leading supplier of acoustic undersea warfare products and airborne dipping sonars to the U.S. Navy and over 20 foreign navies. These products represented 60.8% of our Specialized Products segment sales for the year ended December 31, 2001.

     Telemetry, Instrumentation and Space Products. We develop and manufacture commercial off-the-shelf, real-time data collection and transmission products and components for missile, aircraft and space-based electronic systems. These products are used to gather flight data and other critical information and transmit it from air or space to the ground. We are a leader in digital Global Positioning System receiver technology for high performance military applications. We are also a leading global satellite communications systems provider offering systems and services used in the satellite transmission of voice, video and data through earth stations for uplink and downlink terminals. We provide commercial, off-the-shelf satellite control software, telemetry, tracking and control, mission processors and software engineering services to foreign governments and commercial satellite markets. We are a leading producer of navigation products, gyroscopes, controlled momentum devices and star sensors for commercial, military and other applications. These products represented 29.1% of our Specialized Products segment sales for the year ended December 31, 2001.

     Microwave Products. We are a premier worldwide supplier of commercial off-the-shelf, high-performance microwave components, base station antenna monitoring equipment, and RF radiation measurement instrumentation. Our microwave components are sold under the industry-recognized Narda brand name using an extensive catalog, which are distributed to the wireless, industrial and military communication markets. We also provide state-of-the-art, space-qualified communication components including channel amplifiers and frequency filters for the commercial communications satellite market. Narda also supplies filters to the cellular & PCS market worldwide. These products represented 10.1% of our Specialized Products segment sales for the year ended December 31, 2001.

     Our Specialized Products segment provided $1,105.8 million or 47.1% of our total sales for the year ended December 31, 2001.

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

     Within the communications product market, we are offering local fixed wireless access equipment for voice, DSL and internet access, transceivers for LMDS (Local Multipoint Distribution Service) and a broad range of commercial components and digital test equipment for broadband communications providers.

     We have developed the majority of our commercial products employing technology funded by and used in our defense electronics businesses, thereby minimizing any required incremental development expenses. Sales generated from our developing commercial opportunities have not yet been material to us.


INDUSTRY OVERVIEW

     The U.S. defense industry has undergone significant changes precipitated by ongoing U.S. federal budget pressures and adjustments in political roles and missions to reflect changing strategic and tactical threats. From the mid-1980s to the late 1990s, the U.S. defense budget experienced a decline in real dollars. This trend was reversed by an increase in defense spending in 1999, followed by current dollar increases in fiscal 2000, 2001 and 2002 with an anticipated increase in fiscal 2003 to $379.0 billion. In addition, the DoD philosophy has focused on its transformation strategy that balances modernization and recapitalization (or upgrading existing platforms) while enhancing readiness and joint operations which include digital command and control communications capabilities by incorporating advanced electronics to improve performance, reduce operating costs, and extend the life expectancy of its existing and future platforms. As a result, defense budget program allocations continue to favor advanced information technologies related to command and control, communications, computers (C4), intelligence, surveillance and reconnaissance (ISR). In addition, the DoD's emphasis on system interoperability, force multipliers and providing battlefield commanders with real-time data is increasing the electronic content of nearly all major military procurement and research programs. As a result, it is expected that the DoD's budget for communications and defense electronics will continue to grow.

     The U.S. defense industry has also undergone dramatic consolidation resulting in the emergence of five dominant prime system contractors: The Boeing Company, Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Company and General Dynamics Corporation. We believe that one outcome of this consolidation is that the DoD wants to ensure that continued vertical integration does not further diminish the fragmented, yet critical DoD vendor base. Additionally, we believe it has become uneconomical for the prime contractors to design, develop and manufacture numerous essential products, components and subsystems for their own use. We believe this situation has and will continue to create opportunities for merchant suppliers such as L-3. As the prime contractors continue to evaluate their core competencies and competitive positions, focusing their resources on larger programs and platforms, we expect the prime contractors to continue to exit non-strategic business areas and procure these needed elements on more favorable terms from independent, commercially oriented merchant suppliers. Examples of this trend include recent divestitures of certain non-core defense-related businesses by several of the prime contractors.

     The focus on cost reduction by the prime contractors and DoD is also driving increased use of commercial off-the-shelf products for upgrades of existing systems and in new systems. We believe the prime contractors will continue to be under pressure to reduce their costs and will increasingly seek to focus their resources and capabilities on major platforms and systems, turning to commercially oriented "best of breed" merchant suppliers to produce subsystems, components and products. We believe successful merchant suppliers will continue to use their resources to complement and support, rather than compete with, the prime contractors. We anticipate that the relationships between the major prime contractors and their primary suppliers will continue to evolve in a fashion similar to those employed in the automotive and commercial aircraft industries. We expect that these relationships will be defined by critical partnerships encompassing increasingly greater outsourcing of non-core products and systems by the prime contractors to their key merchant suppliers and increasing supplier participation in the development of future programs. We believe early involvement in the upgrading of existing systems and the design and engineering of new systems incorporating these outsourced products will provide merchant suppliers, including us, with a competitive advantage in securing new business and provide the prime contractors with significant cost reduction opportunities through coordination of the design, development and manufacturing processes.


BUSINESS STRATEGY

     We intend to grow our sales, enhance our profitability and build on our position as a leading merchant supplier of communication systems and products to the major contractors in the aerospace and defense industry as well as the U.S. Government. We also intend to leverage our expertise and products into selected new commercial business areas where we can adapt our existing products and technologies. Our strategy to achieve our objectives includes:

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

     LEVERAGE TECHNICAL AND MARKET LEADERSHIP POSITIONS. We have developed strong, proprietary technical capabilities that have enabled us to capture the number one or number two market position in most of our key business areas, including secure, high data rate communications systems, solid state aviation recorders, telemetry, instrumentation and space products, advanced antenna products and high performance microwave components. We continue to invest in company-sponsored independent research and development, including bid and proposal costs, in addition to making substantial investments in our technical and manufacturing resources. Further, we have a highly skilled workforce, including approximately 7,600 engineers. We are applying our technical expertise and capabilities to several closely aligned commercial business markets and applications such as transportation and broadband wireless communications and we expect to continue to explore other similar commercial opportunities.


     MAINTAIN DIVERSIFIED BUSINESS MIX. We have a diverse and broad business mix with limited reliance on any particular program, a balance of cost-reimbursable and fixed-price contracts, a significant follow-on business and an attractive customer profile. Our largest program represented 3.9% of our sales for the year ended December 31, 2001 and is a long term, firm-fixed price contract for intelligence agencies and the DoD. No other program represented more than 3.2% of sales for the year ended December 31, 2001. Furthermore, 31.7% of our sales for the same period were from cost-reimbursable contracts, and 68.3% were from fixed-price contracts, providing us with a mix of predictable profitability (cost-reimbursable) and higher margin (fixed-price) business. We also enjoy a mix of defense and non-defense business, with direct and indirect sales to the DoD accounting for 64.7%, and sales to commercial customers, foreign governments and U.S. federal, state and local government agencies other than the DoD accounting for 35.3% of our sales for the year ended December 31, 2001. We intend to leverage this business profile to expand our merchant supplier business base.


     CAPITALIZE ON STRATEGIC ACQUISITION OPPORTUNITIES. Recent U.S. defense industry consolidation has dramatically reduced the number of traditional middle-tier aerospace and defense companies, which are smaller than the five dominant prime system contractors and larger than the many smaller publicly and privately owned companies, as well as non-core aerospace and defense businesses of the prime contractors. We intend to enhance our existing product base through internal research and development efforts and selective acquisitions that will add new products in areas that complement our present technologies. We intend to continue acquiring potential targets with the following criteria:


    o significant market position(s) in their business area(s);

    o product offerings which complement and/or extend our product offerings;
      and

    o positive future growth and earnings prospects.

     Since January 1, 2001, we acquired thirteen businesses for an aggregate adjusted purchase price of $1,636.0 million, of which twelve businesses were acquired for an aggregate adjusted purchase price of $506.0 million during 2001. For certain of these acquisitions, the purchase price may be subject to further adjustment based on actual closing date net assets or net working capital of the acquired business and the post-acquisition financial performance of the acquired business. The table below summarizes our primary acquisitions completed since January 1, 2001.


                         SELECTED RECENT ACQUISITIONS

                                                                      PRICE
     BUSINESS NAME         DATE ACQUIRED        ACQUIRED FROM         ($ MM)            BUSINESS DESCRIPTION
----------------------- ------------------- --------------------- ------------- -----------------------------------
 Aircraft Integration   March 8, 2002       Raytheon Company       $  1,130.0   Provides products and services for the
 Systems                                                                        global Intelligence, Surveillance and
                                                                                Reconnaissance (ISR) market, specializing
                                                                                in  signals intelligence (SIGINT)
                                                                                and communications intelligence
                                                                                (COMINT) systems, which provide the
                                                                                unique ability to collect, decode and
                                                                                analyze electronic signals from command
                                                                                centers, communication nodes and air
                                                                                defense for real-time communication and
                                                                                response to the warfighter.
 SY Technology          December 31, 2001   SY Technology, Inc.          48.0   Specializes in air warfare
                                                                                simulation; command, control,
                                                                                communications, computers and
                                                                                intelligence architectures; and
                                                                                missile defense and space
                                                                                systems technologies.
 BT Fuze Products       December 19, 2001   Bulova Technologies          49.5   Produces military fuzes that
                                                                                prevent the inadvertent firing
                                                                                and detonation of weapons
                                                                                during handling.
 Government Services    November 30, 2001   Emergent                     39.8   Provides high-end engineering
 Group (renamed L-3                         Technologies                        and information services to the
 Communications                                                                 U.S. Air Force, Army, Navy and
 Analytics)                                                                     intelligence agencies.
 Spar Aerospace         November 23, 2001   Spar Stockholders           146.8   Provides turnkey aviation life
 Limited                                                                        cycle management services for
                                                                                wide body and rotary wing
                                                                                aircraft. Also providing
                                                                                value-added engineering and
                                                                                modernization for selected
                                                                                military and commercial aviation
                                                                                programs.
 EER Systems            May 31, 2001        EER Systems                 119.4   Provides a wide range of
                                            Stockholders                        engineering development and
                                                                                integration support to the DoD,
                                                                                Federal civilian agencies, state
                                                                                and local governments and
                                                                                commercial customers.
 KDI Precision          May 4, 2001         KDI Precision                78.9   Produces military fuzes that
 Products                                   Stockholders                        prevent the inadvertent firing
                                                                                and detonation of weapons
                                                                                during handling.


PRODUCTS AND SERVICES


     The systems, products and services, selected applications and selected platforms or end users of our Secure Communication Systems segment as of December 31, 2001 are summarized in the table below.


                          SECURE COMMUNICATION SYSTEMS

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

 TRAINING AND SIMULATION
  o  Military Aircraft Flight          o  Training for pilots, navigators,    o  Military fixed and rotary winged
     Simulators                           flight engineers, gunners and          aircraft and ground vehicles
                                         operators
  o  Battlefield and Weapon            o  Missile system modeling and         o  U.S. Army Missile Command
     Simulation                           simulation
                                       o  Design and manufacture ballistic    o  U.S. Army Missile Command
                                          missile ground launched and air
                                          launched for threat replication
                                          targets
  o  Training                          o  Training for soldiers on complex    o  DoD
                                          command and control systems
                                       o  Training and logistics services     o  DoD and foreign governments
                                          and training device support
  o  Human Patient Simulators          o  Medical training                    o  Medical schools, nursing schools,
                                                                                 and DoD

  SYSTEMS/PRODUCTS/SERVICES         SELECTED APPLICATIONS           SELECTED PLATFORMS/END USERS
----------------------------- -------------------------------- --------------------------------------
 ENGINEERING DEVELOPMENT AND
  INTEGRATION SUPPORT
  o  System Support         o  C4ISR (Command, Control,         o  U.S. Armed services, intelligence
                               Communications, Computers,          and security agencies, Ballistic
                               Intelligence, Surveillance and      Missile Defense Organization
                               Reconnaissance), modeling and       and NASA
                               simulation

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


 High Data Rate Communications

     We are a technology leader in high data rate, covert, jam-resistant microwave communications used in military and other national agency reconnaissance and surveillance applications. Our product line covers a full range of tactical and strategic secure point-to-point and relay data transmission systems, products and support services that conform to military and intelligence specifications. Our systems and products are capable of providing battlefield commanders with real-time, secure surveillance and targeting information and were used extensively by U.S. armed forces in the Persian Gulf War and during operations in Bosnia, Kosovo and Afghanistan.

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

     We provide these secure high bandwidth products to the U.S. Air Force, the U.S. Navy, the U.S. Army and various U.S. Government agencies, many through long-term programs. The scope of these programs include air-to-ground, air-to-air, ground-to-air and satellite communications such as the U-2 Support Program, GUARDRAIL, ASTOR and major UAV (unmanned aerial vehicle) programs, such as Predator, Global Hawk and Fire Scout.

     We remain the industry leader in the mobile airborne satellite terminal product market, delivering mobile satellite communication services to many airborne platforms. These services provide real time connectivity between the battlefield and non-local exploiters of ISR data.


 Satellite Communication Terminals

     We provide ground-to-satellite, high availability, real-time global communications capability through a family of transportable field terminals used to communicate with commercial, military and international satellites. These terminals provide remote personnel with constant and effective communication capability and provide communications links to distant forces. Our TSS (TriBand SATCOM Subsystem) employs a 6.25 meter tactical dish with a single point feed that provides C, Ku and X band communication to support the U.S. Army. We also offer an 11.3 meter antenna satellite terminal which is transportable on two C-130 aircraft. The SHF PTS (Portable Terminal System) is a lightweight (28 pounds), portable terminal, which communicates through DSCS, NATO or SKYNET satellites and brings connectivity to small military tactical units and mobile command posts.

     We provide System Engineering and Software/Life-cycle support to the Air Force Satellite control network as well as the Eastern and Western Test Rangers. These contracts were recently won and last well beyond 2010.


 Space Communications and Satellite Control

     We produced and are delivering three communication subsystems for the ISS (International Space Station). These systems will control all ISS radio frequency communications and external video activities. We also provide solid-state recorders and memory units for data capture, storage, transfer and retrieval for space applications. Our standard NASA tape recorder has completed over five million hours of service without a mission failure. Our recorders are on National Oceanic & Atmospheric Administration weather satellites, the Earth Observing Satellite, AM spacecraft and Landsat-7 Earth-monitoring spacecraft. We have extended this technology to our Strategic Tactical Airborne Recorder (S/TAR (Trade Mark) ) which was selected for the New Shared Reconnaissance Port (SHARD) Program. We also provide space and satellite system simulation, satellite operations and computer system training, depot support, network engineering, resource scheduling, launch system engineering, support, software integration and test through cost-plus contracts with the U.S. Air Force.


 Military Communications

     We provide integrated, computer controlled switching systems for the interior and exterior voice and data needs of naval vessels. Our products include the MarCom Integrated Voice Communication Systems for Aegis class destroyers and for the LPD amphibious ship class. We produced the MarCom Baseband Switch for Los Angeles class submarines. Our MarCom secure digital switching system provides an integrated approach to the specialized voice and data communications needs of shipboard environment for internal and external communications, command and control and air traffic control. Along with the Keyswitch Integrated Terminals, MarCom provides automated switching of radio/cryptocircuits, which results in significant timesavings. We also offer on-board, high data rate communications systems, which provide a data link for carrier battle groups, which are interoperable with the U.S. Air Force's Surveillance/reconnaissance terminals. We supply the "communications on the move" capability needed for the digital battlefield by packaging advanced communications into the U.S. Army's Interim Brigade Combat Team Commander's Vehicle.

     Our Ilex Systems business provides systems and software engineering products and services for military applications. We specialize in the innovative application of state-of-the-art software technology and software development methodologies to produce comprehensive real-time solutions satisfying our customers' systems and software needs. We specialize in providing engineering services to the U.S. Army military intelligence community including the Communications-Electronics Command (CECOM) Software Engineering Center, for the development and maintenance of Intelligence, Electronic Warfare, Fusion and Sensor systems and software.


 Information Security Systems

     We believe we are a leader in the development of secure communications equipment for both military and commercial applications. We are producing the next generation digital, ISDN-compatible STE (secure telephone equipment). STE provides clearer voice and thirteen-times faster data/fax transmission capabilities than the previous generation secure telecommunications equipment. STE also supports secure conference calls and secure video teleconferencing. STE uses a CryptoCard security system which consists of a small, portable, cryptographic module holding the algorithms, keys and personalized credentials to identify its user for secure communications access. We also provide the workstation component of the U.S. Government's EKMS (Electronic Key Management System), the next generation of information security systems. EKMS is the government's system to replace current "paper" encryption keys used to secure government communications with "electronic" encryption keys. The component we provide produces and distributes the electronic keys. We also develop specialized strategic and tactical signal intelligence systems to detect, acquire, collect, and process information derived from electronic sources. These systems are used by classified customers for intelligence gathering and require high-speed digital signal processing and high-density custom hardware designs.


 Training and Simulation

     We believe we are a leading provider of fully-integrated simulation training systems and related support services to the U.S. and foreign military agencies.

     Our training devices business designs, develops and manufacturers advanced reality simulation and training products for training air crews with high-fidelity representations of cockpits and operator stations for aircraft and vehicle simulation. We have developed flight simulators for most of the U.S. military aircraft in active operation. We have numerous proprietary technologies and fully-developed systems integration capabilities that provide competitive advantages. Our proprietary software is used for visual display systems, high-fidelity system models, database production, digital radar land mass image simulation and creation of synthetic environments. We are also a leader in developing training systems which allow multiple trainees at multiple sites to engage in networked group, unit and task force training and combat simulations. In addition we are developing, demonstrating, evaluating and transitioning training technologies and methods for use by warfighters at the US Air Force's Fighter Training Research Division.

     Our products and services are designed to meet customer training requirements for pilots, navigators, flight engineers, gunners, operators and maintenance technicians for virtually any platform, including military fixed and rotary wing aircraft, air vehicles and various ground vehicles. As one of the leading suppliers of both simulator systems and training services, we believe we are able to leverage our unique full-service capabilities to develop fully-integrated, innovative solutions for training systems, propose and provide program upgrades and modifications, as well as provide hands-on, best-in-class training operations in accordance with virtually any customer requirement in a timely manner.

     We also design and develop prototypes of ballistic missile targets for present and future threat scenarios. We provide high-fidelity custom targets to the DoD that are complementary to the U.S. Government's growing focus and priority on national missile defense and space programs. We are the only provider of Ballistic Missile targets that have successfully launched a Ballistic Missile Target from an Air Force Cargo Aircraft.

     We also develop and manage extensive programs in the United States and internationally focusing on training and education, strategic planning, organizational design, democracy transition and leadership development. To provide these services, we utilize a pool of experienced former armed service, law enforcement and other national security professionals. In the United States, our personnel are instructors in the U.S. Army's Force Management School and other schools and courses and are also involved in recruiting for the U.S. Army. In addition, we own a one-third interest in Medical Education Technologies, Inc., which has developed and is producing human patient simulators for sale to medical teaching and training institutions and the DoD.


 Engineering Development and Integration Support

     We are a premier provider of numerous air campaign modeling and simulation tools for applications, such as Thunder, Storm and Brawler, for the U.S. Air Force Studies and Analysis Agency and of space science research for NASA. We also provide high-end systems support for the HAWK and PATRIOT missile systems, Unmanned Aerial Vehicles (UAVs), the Cooperative Engagement Capacity (CEC) Program, and the F/A-18.

     Our products and services specialize in communication systems, training and simulation equipment and a broad range of hardware and software for the U.S. Army, Air Force and Navy, the Federal Aviation Administration and the Ballistic Missile Defense Organization (BMDO). As one of the leading suppliers of high-end engineering and information support, we believe we are able to provide value-added C4ISR engineering support, wargames simulation and modeling of battlefield communications.


     The products and services, selected applications and selected platforms or end users of our Specialized Communication Products segment as of December 31, 2001, are summarized in the table below.


                              SPECIALIZED PRODUCTS



             PRODUCTS/SERVICES                      SELECTED APPLICATIONS              SELECTED PLATFORMS/END USERS
------------------------------------------ -------------------------------------- -------------------------------------
 AVIONICS AND OCEAN PRODUCTS
 Aviation Products
 o  Solid state crash protected         o  Voice recorders continuously         o  Business and commercial aircraft
    cockpit voice and flight data          record most recent 30-120               and certain military transport
    recorders                              minutes of voice and sounds             aircraft; sold to both aircraft
                                           from cockpit and aircraft               manufacturers and airlines under
                                           intercommunications. Flight data        the Fairchild brand name
                                           recorders record the last 25
                                           hours of flight parameters
 o  TCAS (Traffic Alert and             o  Reduce the potential for midair      o  Commercial, business, regional
    Collision Avoidance System)            aircraft collisions by providing        and military transport aircraft
                                           visual and audible warnings and
                                           maneuvering instructions to
                                           pilots

 Antenna Products
 o  Ultra-wide frequency and            o  Surveillance and radar detection     o  Military aircraft including
    advanced radar antennas and                                                    surveillance, fighters and
    rotary joints                                                                  bombers, attack helicopters and
                                                                                   transport
 o  Precision antennas serving major    o  Antennas for high frequency,         o  Various military and commercial
    military and commercial                millimeter satellite                    customers including scientific
    frequencies, including Ka band         communications                          astronomers

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

 Aircraft Modernization
 o  High end aviation product           o  Turnkey aviation life cycle          o  Various military and commercial
    modernization services                 management services                     wide body and rotary wing
                                                                                   aircraft

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

            PRODUCTS/SERVICES                      SELECTED APPLICATIONS              SELECTED PLATFORMS/END USERS
----------------------------------------- -------------------------------------- --------------------------------------
  o  Commercial transfer switches,         o  Production and maintenance of        o  Federal Aviation
     uninterruptible power supplies           systems and high-speed switches         Administration, internet service
     and power products                       for power interruption                  providers, financial institutions
                                              prevention                              and rail transportation

 Premium Fuzing Products
  o  Fuzing products                       o  Munitions and electronic and         o  Various DoD and foreign
                                              electro-mechanical safety and           military customers
                                              arming devices (ESADs)

 TELEMETRY, INSTRUMENTATION AND SPACE PRODUCTS
 Airborne, Ground and Space Telemetry

  o  Aircraft, missile and satellite       o  Real-time data acquisition,          o  Aircraft, missiles and satellites
     telemetry and instrumentation            measurement, processing,
     systems                                  simulation, distribution, display
                                              and storage for flight testing
  o  GPS (Global Positioning               o  Location tracking                    o  Guided projectiles
     Systems) receivers
  o  Navigation systems and                o  Space navigation                     o  Hubble Space Telescope,
     subsystems, gyroscopes, reaction                                                 Delta IV launch vehicle and
     wheels, star sensor                                                              satellites

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

SPECIALIZED PRODUCTS


 Avionics and Ocean Products

     Aviation and Maritime Recorders. We manufacture commercial, solid-state, crash-protected recorders, commonly known as black boxes, under the Fairchild brand name for the aviation and maritime industries, and have delivered nearly 55,000 flight recorders to aircraft manufacturers and airlines around the world. We believe we are the leading manufacturer of commercial cockpit voice recorders and flight data recorders. The hardened voyage recorder, launched from our state-of-the-art aviation technology, and expanded to include cutting edge internet communication protocols, has taken an early leadership position within the maritime industry. We offer three types of recorders:

    o the cockpit voice recorder, which records the last 30 to 120 minutes of crew conversation and ambient sounds from the cockpit;

    o the flight data recorder, which records the last 25 hours of aircraft flight parameters such as speed, altitude, acceleration and thrust from each engine and direction of the flight in its final moments; and

    o the hardened voyage recorder, which stores and protects 12 hours of voice, radar, radio and shipboard performance data on solid state memory.


     Recorders are highly ruggedized instruments, designed to absorb the shock equivalent to that of an object traveling at 268 knots stopping in 18 inches, fire resistant to 1,100 degrees centigrade and pressure resistant to 20,000 feet undersea for 30 days. Our recorders are mandated and regulated by various worldwide agencies for use in commercial airlines and a large portion of business aviation aircraft. In addition, our aviation recorders are certified and approved for installation at the world's leading aircraft original equipment manufacturers ("OEM's"), while our maritime recorders are an integral component to a mandated recording system for numerous vessels that travel on international waters. The U.S. military has recently required the installation of black boxes in military transport aircraft. We believe this development will provide us with new opportunities for expansion into the military market.

     We have completed development of a combined voice and data recorder and are developing an enhanced recorder that monitors engine and other aircraft parameters for use in maintenance and safety applications.

     Traffic Alert and Collision Avoidance Systems (TCAS). TCAS is an avionics safety system that was developed to reduce the potential for mid-air collisions. The system is designed to operate independently from the air traffic control ("ATC") system to provide a complementary supplement to the existing ATC system. TCAS operates by transmitting interrogations that elicit replies from transponders in nearby aircraft. The system tracks aircraft within certain range and altitude bands to determine whether they have the potential to become a collision threat.

     There are two levels of TCAS protection currently in operation: TCAS I and TCAS II. In the United States, passenger aircraft with 10 to 30 seats must be equipped with a TCAS I system. The TCAS II system is required for passenger aircraft with more than 30 seats. These aircraft, as well as aircraft used in all-cargo operations, must also be equipped with transponders, either Mode S or Mode C. The transponder provides altitude and airplane identification to TCAS-equipped aircraft as well as to the ATC system.

     If the TCAS I system calculates that an aircraft may be a threat, it provides the pilot with a visual and audible traffic advisory. The advisory information provides the intruder aircraft's range and relative altitude/bearing. In addition to traffic advisories, a TCAS II system will provide the pilot a resolution advisory ("RA"). This resolution advisory recommends a vertical maneuver to provide separation from the intruder aircraft.

     TCAS systems have proven to be very effective, with many documented successful RA's. TCAS II has been in worldwide operation in many aircraft types since 1990. Today, over 16,000 airline, corporate and military aircraft are equipped with TCAS II-type systems, logging over 100 million hours of operation. The number of reported near mid-air collisions in the U.S. has decreased significantly since 1989, a period during which both passenger and cargo air traffic has increased substantially.

     Antenna Products. We produce high performance antennas under the Randtron brand name which are designed for:

    o  surveillance of high-resolution, ultra-wide frequency bands;

    o detection of low radar cross-section targets and low radar cross-section installations;

    o  severe environmental applications; and

    o  polarization diversity.

     Our primary product is a sophisticated 24-foot diameter antenna used on all E-2C surveillance aircraft. This airborne antenna is a rotating aerodynamic radome containing a UHF surveillance radar antenna, an IFF antenna, and forward and aft auxiliary antennas. Production is planned beyond 2001 for the E-2C, P-3 and C-130 AEW aircraft. We have been funded to begin the development of the next generation for this antenna. We also produce broadband antennas for a variety of tactical aircraft, as well as rotary joints for the AWAC antenna. We have delivered over 2,000 sets of antennas for aircraft and have a backlog of orders through 2004.

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

     Aircraft Modernization. We are a leading global provider of turnkey aviation life cycle management services, providing value-added engineering and upgrades for selected military and commercial aviation programs, component repair and overhaul and support services. Our major programs include high-end aviation product modernization and services on the C-130 for a number of military organizations around the world, including the Canadian Department of National Defense, U.S. Coast Guard, Mexican Air Force, Royal Malaysian Air Force and Royal Australian Air Force. We also provide avionics maintenance, repair and overhaul for the Sikorsky S-61/H-3 Sea King helicopter for a number of military organizations including the Canadian military, the U.S. Navy and the Brazilian Air Force. We are also a full service provider for the Boeing 727 and 737 to a number of airlines, including Canada's WestJet.

     Ocean Products. We are one of the world's leading suppliers of acoustic undersea warfare systems. Our experience spans a wide range of platforms, including helicopters, submarines and surface ships. Our products include towed array sonar, hull mounted sonar, airborne dipping sonar and ocean mapping sonar for navies around the world.

     We are also a leading provider of state-of-the-art power electronics systems and electrical power delivery systems and subsystems. We provide communications and control systems for the military and commercial customers. We offer the following:

    o military power propulsion, distribution and conversion equipment and components which focus on motor drives switching, distribution and protection, providing engineering design and development, manufacturing and overhaul and repair services; and

    o  ship control and interior communications equipment.

     We have been able to apply our static transfer switch technology, which we developed for the U.S. military, to commercial applications. Our commercial customers for static transfer switches are primarily financial institutions and internet service providers, including American Express, AOL-Time Warner, AT&T, Charles Schwab and the Federal Aviation Administration. In addition, we provide electrical products for rail transportation and utilities businesses.

     Premium Fuzing Products. We are a leading provider of premium fuzing products, including proximity fuzes, electronic and electro-mechanical safety and arming devices (ESADs) and self-destruct/ sub-munition grenade fuzes. ESADs prevent the inadvertent firing and detonation of guided missiles during handling, flight operations and the initial phases of launch. Our proximity fuzes are used in smart munitions. All are considered to be critical safety and arming products. Additionally, during missile flight the ESAD independently analyzes flight conditions and determines safe separation distance after a missile launch.

 Telemetry, Instrumentation and Space Products

     We are a leader in the development and marketing of component products and systems used in telemetry and instrumentation for airborne applications such as satellites, aircraft, UAVs, launch vehicles, guided missiles, projectiles and targets. Telemetry involves the collection of data for various equipment performance parameters and is required when the object under test is moving too quickly or is of too great a distance to use a direct connection. Telemetry products measure, process, receive and collect thousands of parameters of a platform's operation including heat, vibration, stress and operational performance and transmits this data to the ground.

     Additionally, our satellite telemetry equipment transmits data necessary for ground processing. These applications demand high reliability of components because of the high cost of satellite repair and the need for uninterrupted service. Telemetry products also provide the data used to terminate the flight of missiles and rockets under errant conditions and/or at the end of a mission. These telemetry and command/control products are currently used for a variety of missile and satellite programs.

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


 Microwave Components

     We are premier worldwide supplier of commercial off-the-shelf and custom, high performance RF (radio frequency) microwave components, assemblies and instruments supplying the wireless communications, industrial and military markets. We are also a leading provider of state-of-the-art space-qualified commercial satellite and strategic military RF products and millimeter amplifier based products. We sell many of these components under the well-recognized Narda brand name through a comprehensive catalog of standard, stocked hardware. We also sell our products through a direct sales force and an extensive network of market representatives. Specific catalog offerings include wireless products, Electro-mechanical switches, power dividers and hybrids, couplers/detectors, attenuators, terminations and phase shifters, isolators and circulators, adapters, control products, sources, mixers, waveguide components, RF safety products, power meters/monitors and custom passive products. Passive components are generally purchased in both narrow and broadband frequency configurations by wireless equipment manufacturers, wireless service providers and military equipment suppliers. Commercial applications include cellular and PCS base station automated test equipment, and equipment for the paging industry. Military applications include electronic surveillance and countermeasure systems.

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

     Narda is the world's largest supplier of non-ionizing radiation safety detection equipment. These devices are used to quantify and alarm of exposure to excessive RF radiation. This equipment is used by wireless tower operators and the military to protect personnel, and insure compliance to various published standards. We design and manufacture both broad and narrow band amplifiers and amplifier-based products in the microwave and millimeter wave frequencies. We use these amplifiers in defense and communications applications. These devices can be narrow band for communication needs or broadband for electronic warfare.

     We offer standard packaged amplifiers for use in various test equipment and system applications. We design and manufacture millimeter range (at least 20 to 38GHz) amplifier products for use in emerging communication applications such as back haul radios, LMDS (Local Multipoint Distribution Service) and ground terminals for LEO satellites. Narda filters are sold to some of the world's leading service providers and base station OEM's. Robust demand continues for Narda filters due to ongoing system upgrades by service providers for 2.5G and 3.0G applications geared toward providing higher data rate capabilities for the commercial cellular and PCS marketplace.

     We also design, manufacture and market solid state, broadband wireless communications infrastructure equipment, subsystems and modules used to provide point-to-Multipoint ("PMP") and point-to-point ("PTP") terrestrial and satellite-based distribution services in frequency bands from 24 to 38 Gigahertz. Our products include solid-state power amplifiers, hub transmitters, active repeaters, cell-to-cell relays, Internet access systems and other millimeter wave-based modules and subsystems. These products are used in various applications, such as broadband communications, local loop services and Ka-band satellite communications.


DEVELOPING COMMERCIAL OPPORTUNITIES

     Part of our growth strategy is to identify commercial applications for select products and technologies currently sold to defense customers. We have initially identified two vertical markets where we believe there are significant opportunities to expand our products: transportation and broadband wireless communications.

     Transportation. Our products, designed to meet strict government quality and reliability standards, are easily adapted to the commercial transportation marketplace. Our aircraft voice recorders, designed to meet FAA requirements, have been successfully marketed to the cruise ship, marine shipping and railroad industries. Similarly, our state-of-the-art power propulsion products, originally designed for the U.S. Navy, meet the needs of commuter railroads, including Philadelphia's regional rail system and New York City's Metropolitan Transportation Authority. Our explosive detection system, the eXaminer 3DXTM 6000, enables the rapid scanning of passenger checked baggage at airports using state-of-the-art technology. The new Transportation Security Administration
(TSA), of the Department of Transportation, created as a result of the Aviation and Transportation Security Act enacted by Congress on January 3, 2002, has expressed requirements for as many as 500 examiner units.

     Communications. The wireless communications technology we developed for our military customers also meets the needs of a growing commercial marketplace for technologically advanced communications products. Some of the products we have developed or are developing to exploit this market include wireless loop products, transceivers, LMDS, compression products, remote sensing internet networks, microwave links and products for microwave base stations. Our Prime Wave fixed wireless loop products are an example of our expanding involvement in the commercial communications industry. Using synchronous CDMA technology that supports terrestrial, space, fixed and mobile communications, we produce wireless loop equipment for use in areas that do not have an adequate telecommunications infrastructure, including emerging market countries and customers in rural areas.

     In the expanding broadband wireless commercial communications market, we also have developed a broad assortment of other products including transponders, payloads, uplinks- downlinks, fly-away SATCOM terminals, telemetry tracking and control and test equipment and waveform generators.

     These new commercial products are subject to certain risks and may require us to:

    o  develop and maintain marketing, sales and customer support capabilities;


    o  secure sales and customer support capabilities;

    o  obtain customer and/or regulatory certification;

    o respond to rapidly changing technologies including those developed by others that may render our products and systems obsolete or non-competitive; and

    o  obtain customer acceptance of these products and product performance.

     Our efforts to expand our presence in commercial markets require significant resources, including additional working capital and capital expenditures, as well as the use of our management's time. Our ability to sell certain commercial products, particularly our broadband wireless communications products, depends to a significant degree on the efforts of independent distributors or communications service providers and on the financial viability of our existing and target customers for the commercial products. Certain of our existing and target customers are agencies or affiliates of governments of emerging and under-developed countries or private business enterprises operating in those countries. In addition, we have made equity investments in entities that plan to commence operations as communications service providers using some of our commercial products. We can give no assurance that these distributors or service providers will be able to market our products or their services successfully or that we will be able to realize a return of investment in them. We also cannot assure you that we will be successful in addressing these risks or in developing these commercial business opportunities.


     BACKLOG AND ORDERS

     We define funded backlog as the value of contract awards received from the U.S. Government, which the U.S. Government has appropriated funds, plus the value of contract awards and orders received from customers other than the U.S. Government, which have yet to be recognized as sales. Our funded backlog as of December 31, 2001 was $1,719.3 million and as of December 31, 2000 was $1,354.0 million. We expect to record as sales approximately 69.7% of our funded backlog as of December 31, 2001 during 2002. However, there can be no assurance that our funded backlog will become sales in any particular period, if at all. Our funded orders for the year ended December 31, 2001 was $2,456.1, for the year ended December 31, 2000 was $2,013.7 million and for the year ended December 31, 1999 was $1,423.1 million.

     Our funded backlog does not include the full value of our contract awards including those pertaining to multi-year, cost-reimbursable contracts, which are generally funded on an annual basis. Funded backlog also excludes the sales value of unexercised contract options that may be exercised by customers under existing contracts and the sales value of purchase orders that may be issued under indefinite quantity contracts or basic ordering agreements.


MAJOR CUSTOMERS

     For the year ended December 31, 2001, direct and indirect sales to the DoD provided 64.7% of our sales, and sales to commercial, foreign governments and U.S. federal, state and local government agencies other than the DoD provided 35.3% of our sales.

     Our U.S. Government sales are predominantly derived from contracts with agencies of, and prime contractors to, the U.S. Government. Various U.S. Government agencies and contracting entities exercise independent and individual purchasing decisions, subject to annual appropriations by the U.S. Congress. As of December 31, 2001, we had approximately 575 contracts each with a value exceeding $1.0 million. For the year ended December 31, 2001, sales of our five largest programs amounted to $249.7 million or 10.6% of our sales.


RESEARCH AND DEVELOPMENT

     We conduct research and development activities that consist of projects involving basic research, applied research, development, and systems and other concept studies. We employ scientific, engineering and other personnel to improve our existing product lines and develop new products and technologies. As of December 31, 2001, we employed approximately 7,600 engineers, a substantial portion of whom hold advanced degrees. For the year ended December 31, 2001, we incurred $319.4 million on research and development costs for customer-funded contracts and spent $107.5 million on company-sponsored research and development projects, including bid and proposal costs.


COMPETITION

     We encounter intense competition in all of our businesses. We believe that we are a significant supplier of many of the products that we manufacture and services we provide in our defense and government businesses, as well as in our commercial businesses.


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

     In some instances, we are the incumbent supplier or have been the sole provider for many years for certain programs. We refer to such contracts as "sole-source" contracts. In such cases, there may be other suppliers who have the capability to compete for the programs involved, but they can only enter or reenter the market if the customer chooses to reopen the particular program to competition. Sole-source contracts accounted for approximately 62.4% and competitive contracts accounted for approximately 37.6% of our total sales for the year ended December 31, 2001. The majority of our sales are derived from contracts with the U.S. Government and its prime contractors, which are principally awarded on the basis of negotiations or competitive bids.

     We believe that we will continue to be a successful participant in the business areas in which we compete, based upon the quality and cost competitiveness of our products and services.


 Commercial Activities

     Our commercial activities have become an increasingly significant portion of our business mix, and comprised 22.6% of our total sales for the year ended December 31, 2001. Our ability to compete for commercial business depends on a variety of factors, including:


    o  Pricing;                                                    o  Customer relationships, service and support; and

    o  Product features and performance;                           o  Brand recognition.

    o  Reliability, scalability and compatibility;

     In these markets, we compete with various companies, several of which are listed below.

    o  Agilent Technologies, Inc.;            o  Honeywell Inc.;

    o  Globecomm Systems, Inc.;               o  Smiths Industries; and

    o  ViaSat, Inc.;                          o  Airspan Networks, Inc.

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


CONTRACTS

     A significant portion of our sales are derived from strategic, long-term programs and from sole-source contracts. Approximately 62.4% of our sales for the year ended December 31, 2001 were generated from sole-source contracts. Our customer satisfaction and performance record are evidenced by our receipt of performance-based award fees exceeding 91% of the available award fees on average during the year ended December 31, 2001. We believe that our customers will award long-term, sole-source, outsourcing contracts to the most capable merchant supplier in terms of quality, responsiveness, design, engineering and program management support as well as cost. As a consequence of our strong competitive position, for the year ended December 31, 2001, we won contract awards in excess of 50% on new competitive contracts that we bid on, and in excess of 90% on the contracts we rebid for which we were the incumbent supplier.

     We have a diverse business mix with limited reliance on any single program, a balance of cost-plus and fixed price contracts, a significant sole-source follow-on business and an attractive customer profile. For the year ended December 31, 2001, 31.7% of our sales were generated from cost-reimbursable contracts and 68.3% from fixed-price contracts, providing us with a sales mix of predictable profitability (cost-reimbursable) and higher profit margin (fixed-price) business.

     Generally, contracts are either fixed-price or cost-reimbursable. Under a fixed-price contract we agree to perform the scope of work required by the contract for a predetermined contract price. Although a fixed-price contract generally permits us to retain profits if the total actual contract costs are less than the estimated contract costs, we bear the risk that increased or unexpected costs may reduce our profit or cause us to sustain losses on the contract. Conversely, on a cost-reimbursable contract we are paid up to predetermined funding levels determined by our customers, our allowable incurred costs and generally a fee representing a profit on those costs, which can be fixed or variable depending on the contract's pricing arrangement. Therefore, on a cost-reimbursable contract we do not bear the risks of unexpected cost overruns. Generally, a fixed-price contract offers higher profit margins than a cost-reimbursable contract which is commensurate with the greater levels of risk assumed on a fixed-price contract.

     Most of our U.S. Government business is subject to unique procurement and administrative rules based on both laws and regulations, including various profit and cost controls, allocations of costs to contracts and non-reimbursement of unallowable costs such as lobbying expenses and interest expenses. Our contract administration and cost accounting policies and practices are subject to oversight by government inspectors, technical specialists and auditors.

     Certain of our sales are under foreign military sales agreements directly between the U.S. Government and foreign governments. In such cases, because we serve only as the supplier, we do not have unilateral control over the terms of the agreements. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government investigate whether our operations are being conducted in accordance with these laws and regulations. Investigations could result in administrative, civil, or criminal liabilities, including repayments, disallowance of certain costs, or fines and penalties.

     Certain of our sales are direct commercial sales to foreign governments. These sales are subject to U.S. Government approval and licensing under the Arms Export Control Act. Legal restrictions on sales of sensitive U.S. technology also limit the extent to which we can sell our products to foreign governments or private parties.

     U.S. Government contracts are, by their terms, subject to termination by the U.S. Government either for its convenience or default by the contractor if the contractor fails to perform the contracts' scope of work. Upon termination other than for a contractor's default, the contractor will normally be entitled to reimbursement for allowable costs and an allowance for profit. Foreign defense contracts generally contain comparable provisions permitting termination at the convenience of the government. To date, none of our significant fixed price contracts have been terminated.

     Companies supplying defense-related equipment to the U.S Government are subject to certain additional business risks peculiar to the U.S. defense industry. Among these risks are the ability of the U.S. Government to unilaterally suspend a company from new contracts pending resolution of alleged violations of procurement laws or regulations. In addition, U.S. Government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract performance may take years. Consequently, at the outset of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years.

     As is common in the U.S. defense industry, we are subject to business risks, including changes in the U.S. Government's procurement policies (such as greater emphasis on competitive procurement), governmental appropriations, national defense policies or regulations, service modernization plans, and availability of funds. A reduction in expenditures by the U.S. Government for products and services of the type we manufacture and provide, lower margins resulting from increasingly competitive procurement policies, a reduction in the volume of contracts or subcontracts awarded to us or if we incur substantial contract cost overruns could materially adversely affect our business.


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

     With respect to the Subject Plans, Lockheed Martin entered into an agreement (the "Lockheed Martin Commitment") among Lockheed Martin, L-3 Communications and the PBGC dated as of April 30, 1997. The material terms and conditions of the Lockheed Martin Commitment include a commitment by Lockheed Martin to the PBGC to, under certain circumstances, assume sponsorship of the Subject Plans or provide another form of financial support for the Subject Plans. The Lockheed Martin Commitment will continue with respect to any Subject Plan until such time as such Subject Plan is no longer underfunded on a PBGC basis for two consecutive years or, at any time after May 31, 2002, if we achieve investment grade credit ratings. Pursuant to the Lockheed Martin Commitment, the PBGC agreed that it would take no further action in connection with our acquisition of the predecessor company.

     Upon the occurrence of certain events, Lockheed Martin, at its option, has the right to decide whether to cause us to transfer sponsorship of any or all of the Subject Plans to Lockheed Martin, even if the PBGC has not sought to terminate the Subject Plans. Such a triggering event occurred in 1998, but reversed in 1999, relating to a decrease in the PBGC-mandated discount rate in 1998 that had resulted in an increase in the underlying liability. We notified Lockheed Martin of the 1998 triggering event, and in February 1999, Lockheed Martin informed us that it had no present intention to exercise its right to cause us to transfer sponsorship of the Subject Plans. If Lockheed Martin did assume sponsorship of these plans, it would be primarily liable for the costs associated with funding the Subject Plans or any costs associated with the termination of the Subject Plans, but we would be required to reimburse Lockheed Martin for these costs. To date, the impact on pension expense and funding requirements resulting from this arrangement has not been significant. However, should Lockheed Martin assume sponsorship of the Subject Plans or if these plans were terminated, the impact of any increased pension expenses or funding requirements could be material to us. We have performed our obligations under the letter agreement with Lockheed Martin and the Lockheed Martin Commitment and have not received any communications from the PBGC concerning actions which the PBGC contemplates taking in respect of the Subject Plans.


EMPLOYEES

     As of December 31, 2001, we employed approximately 18,000 full-time and part-time employees, the majority of whom are located in the United States. Of these employees, approximately 11.1% are covered by 35 separate collective bargaining agreements with various labor unions. We have a continuing need for skilled and professional personnel to meet contract schedules and obtain new and ongoing orders for our products. We believe that relations with our employees are good.

ITEM 2. PROPERTIES

     The table below sets forth information with respect to our significant facilities and properties as of December 31, 2001.




                     LOCATION                          OWNED       LEASED
--------------------------------------------------   ---------   ---------
                                                     (thousands of square
                                                             feet)
L-3 Corporate Offices, New York, NY ..............        --         35.4
L-3 Washington Operations, Arlington, VA .........        --          6.3
SECURE COMMUNICATION SYSTEMS:
 Camden, NJ ......................................        --        575.0
 Binghamton, NY ..................................        --        428.0
 Arlington, TX ...................................       82.0       182.6
 Grand Prairie, TX ...............................        --        125.0
 Salt Lake City, UT ..............................        --        487.5
 Orlando, FL .....................................        --        193.6
SPECIALIZED PRODUCTS:
 Phoenix, AZ .....................................        --         90.0
 Anaheim, CA .....................................        --        474.2
 Folsom, CA ......................................        --         59.4
 Menlo Park, CA ..................................        --         97.5
 San Diego, CA ...................................      196.0        87.1
 Sylmar, CA ......................................        --        253.0
 Ocala, FL .......................................      111.7         --
 Sarasota, FL ....................................        --        143.7
 Alpharetta, GA ..................................       93.0         --
 Concord, MA .....................................        --         60.0
 Newburyport, MA .................................        --         82.5
 Teterboro, NJ ...................................        --        250.0
 Hauppauge, NY ...................................       90.0       150.0
 Cincinnati, OH ..................................      222.6         --
 Lancaster, PA ...................................        --        146.8
 Newton, PA ......................................       80.0         --
 Philadelphia, PA ................................        --        231.9
 Alberta, Canada .................................      163.0       107.9
 Ontario, Canada .................................        --         73.8
 Quebec, Canada ..................................      165.2        54.9
 Kiel, Germany ...................................        --         67.2
 Leer, Germany ...................................       32.2        33.2

     In total, at December 31, 2001, we owned approximately 1.4 million square feet and leased approximately 5.7 million square feet of manufacturing facilities and properties.


ITEM 3. LEGAL PROCEEDINGS

     From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe we are adequately reserved for these liabilities and that there is no litigation pending that could have a material adverse effect on our consolidated results of operations, financial condition or cash flows.


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

                                                  PRICE RANGE
                                                OF COMMON STOCK
                                           -------------------------
                                               HIGH          LOW
                                           -----------   -----------
FISCAL YEAR ENDED DECEMBER 31, 2000:
Quarter Ended:
   March 31, 2000 ..................        $  51.94      $  35.69
   June 30, 2000 ...................           58.63         45.25
   September 30, 2000 ..............           63.75         52.56
   December 31, 2000 ...............           77.56         57.19
FISCAL YEAR ENDED DECEMBER 31, 2001:
Quarter Ended:
   March 31, 2001 ..................        $  90.00      $  65.00
   June 30, 2001 ...................           88.90         76.08
   September 30, 2001 ..............           87.45         62.48
   December 31, 2001 ...............           96.47         79.39

     On March 12, 2002, the closing price of L-3 Holdings common stock, as reported by the NYSE, was $110.97 per share. As of March 12, 2002, there were 144 stockholders of record of L-3 Holdings' common stock, not including the stockholders for whom shares are held in a "nominee" or "street" name.

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

ITEM 6. SELECTED FINANCIAL DATA

     We derived the selected financial data presented below as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 from our audited consolidated financial statements included elsewhere herein. We derived the selected financial data presented below as of December 31, 1999, 1998 and 1997 and for the nine months ended December 31, 1997 from our audited consolidated financial statements not included herein. We derived the selected financial data presented below for the three months ended March 31, 1997 from the audited combined financial statements of our predecessor company not included herein. You should read the selected financial data together with our "Management's Discussion and Analysis of Results of Operations and Financial Condition" and our audited consolidated financial statements.


                                                                                                                       PREDECESSOR
                                                                               L-3                                       COMPANY
                                             ------------------------------------------------------------------------ ------------
                                                                                                                          THREE
                                                                   YEAR ENDED                           NINE MONTHS      MONTHS
                                                                  DECEMBER 31,                             ENDED          ENDED
                                             -------------------------------------------------------   DECEMBER 31,     MARCH 31,
                                                2001(1)       2000(1)       1999(1)       1998(1)         1997(2)         1997
                                             ------------- ------------- ------------- ------------- ---------------- ------------
                                                               (in millions, except per share data)
STATEMENT OF OPERATIONS DATA:
Sales ......................................  $ 2,347.4     $ 1,910.1     $ 1,405.5     $ 1,037.0       $ 546.5         $  158.9
Operating income ...........................      275.3         222.7         150.5         100.3          51.5  (3)         7.9
Interest expense, net of interest and
 other income ..............................       84.5          88.6          55.1          46.9          28.5              8.4
Provision (benefit) for income taxes .......       70.8          51.4          36.7          20.9          10.7             (0.2)
Minority interest ..........................        4.5             --            --            --            --              --
Net income (loss) ..........................      115.5          82.7          58.7          32.6          12.3  (3)        (0.3)
Earnings per common share:                                                                                    --
 Basic .....................................  $     3.08    $     2.48    $     1.83    $     1.32     $    0.62(3)           --
 Diluted ...................................  $     2.95    $     2.37    $     1.75    $     1.26     $    0.61(3)           --
Weighted average common shares
 outstanding:
 Basic .....................................       37.4          33.4          32.1          24.7          20.0               --
 Diluted ...................................       42.7          35.0          33.5          25.9          20.0               --
BALANCE SHEET DATA
 (AT PERIOD END):
Working capital ............................  $   714.3     $   360.9     $   255.5     $   157.8      $  143.2               --
Total assets ...............................    3,335.4       2,463.5       1,628.7       1,285.4         697.0               --
Long-term debt .............................    1,315.3       1,095.0         605.0         605.0         392.0               --
Shareholders' equity .......................    1,213.9         692.6         583.2         300.0         113.7               --

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


OVERVIEW

     We are a leading merchant supplier of sophisticated secure communication systems and specialized products. These systems and products are critical elements of virtually all major communication, command and control, intelligence gathering and space systems. Our customers include the U.S. Department of Defense ("DoD"), certain U.S. Government intelligence agencies, major aerospace and defense contractors, foreign governments, commercial customers and certain other government agencies. We have two reportable segments: Secure Communication Systems and Specialized Products.

     Our Secure Communication Systems segment provides secure, high data rate communication systems for military and other U.S. Government reconnaissance and surveillance applications. The Secure Communication Systems segment also produces advanced simulation and training products, and provides a wide range of engineering development and integration support to the DoD and other U.S. federal, state and local government agencies, communication software support services and a full range of teaching, training, logistic and training device support services to domestic and international military customers, and custom ballistic targets for the DoD. Our Specialized Products segment includes three product categories: avionics and ocean products, telemetry, instrumentation and space products and microwave components.

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

ACQUISITIONS AND DIVESTITURES

     The table below summarizes the material acquisitions that we have completed during the three years ended December 31, 2001.

                                                                              PURCHASE
ACQUIRED COMPANY                                       DATE ACQUIRED          PRICE (1)
-------------------------------------------------   -------------------   ------------------
 Microdyne Corporation                                January 8, 1999       $  91.1
 Aydin Corporation                                     April 16, 1999       $  70.5
 Interstate Electronics Corporation                     June 30, 1999       $  40.0
 Space and Navigation Systems                       December 31, 1999       $  55.2
 TDTS business of Raytheon Company ("TDTS")         February 10, 2000       $ 158.1 (2)
 Trex Communications Corporation                    February 14, 2000       $  49.3
 Traffic Alert and Collision Avoidance Systems
  ("TCAS")                                             April 28, 2000       $ 239.2
 MPRI, Inc. ("MPRI")                                    June 30, 2000       $  39.6 (3)
 Coleman Research Corporation ("Coleman")           December 29, 2000       $  60.0 (4)
 KDI Precision Products                                   May 4, 2001       $  78.9
 EER Systems ("EER")                                     May 31, 2001       $ 119.4 (5)
 Spar Aerospace Limited ("Spar")                    November 23, 2001       $ 146.8 (6)
 Emergent Government Services Group                 November 30, 2001       $  39.8 (7)(8)
 BT Fuze Products                                   December 19, 2001       $  49.5 (7)
 SY Technology ("SY")                               December 31, 2001       $  48.0 (7)(9)

 ----------
 (1) Purchase price represents the contractual consideration for the acquired business excluding adjustments for net cash acquired and acquisition costs.

 (2) Following the acquisition we changed TDTS's name to L-3 Communications Link Simulation and Training.

 (3) Includes $4.0 million of additional purchase price that was based on the financial performance of MPRI for the year ended June 30, 2001.

 (4) Excludes additional purchase price, not to exceed $5.0 million, which is contingent upon the financial performance of Coleman for the year ended December 31, 2001.

 (5) Excludes additional purchase price, not to exceed $10.0 million, which is contingent upon the financial performance of EER for the year ended December 31, 2001 and the year ending December 31, 2002.

 (6) Includes $43.6 million for the remaining 29.7% of the outstanding common stock of Spar at December 31, 2001 that we acquired and paid for in January 2002.

 (7) Purchase price is subject to adjustment based on actual closing date net assets or net working capital of the acquired business.

 (8) Following the acquisition we changed Emergent Government Services Group's name to L-3 Communications Analytics.

 (9) Excludes additional purchase price, not to exceed $4.8 million, which is contingent upon the financial performance of SY for the year ended December 31, 2001 and the years ending December 31, 2002 and 2003.

     On January 14, 2002, we agreed to acquire Aircraft Integration Systems ("AIS"), a division of Raytheon Company, for $1.13 billion in cash. The acquisition was completed on March 8, 2002, and was financed using cash on hand, borrowings under our senior credit facilities and a $500.0 million senior subordinated bridge loan. We expect to offer and sell approximately $1.0 billion of debt and equity securities during the first half of 2002, depending on capital market conditions, and use the proceeds from those offerings to repay the $500.0 million senior subordinated bridge loan and the borrowings made under the senior credit facilities.

     On January 2, 2002, we agreed to acquire the detection systems business of PerkinElmer for $100.0 million in cash. The acquisition is subject to customary closing conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act. We expect to complete this acquisition during the second quarter of 2002.

     Additionally, we purchased other businesses during 1999, 2000 and 2001, which individually and in the aggregate were not material to our consolidated results of operations, financial position or cash flows in the year acquired.

     All of our acquisitions have been accounted for as purchase business combinations and are included in our consolidated results of operations from their respective effective dates.

     On May 31, 2001, we sold a 30% interest in Aviation Communications and Surveillance Systems LLC ("ACSS") which comprises our TCAS business to Thales Avionics, a wholly owned subsidiary of Thales (formerly Thomson-CSF), for $75.2 million of cash. We continue to consolidate the financial statements of ACSS.

     We regularly evaluate potential acquisitions and joint venture transactions, but we have not entered into any other agreements with respect to any material transactions at this time.


CRITICAL ACCOUNTING POLICIES

     Our significant accounting policies are described in Note 2 to the consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs and expenses during the reporting period. The most significant of these estimates and assumptions relate to contract estimates of sales and estimated costs to complete contracts in process, estimates of market values for inventories reported at lower of cost or market, estimates of pension and postretirement benefit obligations, recoverability of recorded amounts of fixed assets and goodwill, income taxes, including the valuations of deferred tax assets, litigation and environmental obligations. Actual results could differ from these estimates. We believe the following critical accounting policies contain the more significant judgements and estimates used in the preparation of our financial statements.

     Revenue Recognition on Contracts and Contract Estimates. The substantial majority of our direct and indirect sales to the U.S. Government and certain of our sales to foreign governments and commercial customers are made pursuant to written contractual arrangements or "contracts" to design, develop, manufacture and or modify complex products, and to the specifications of the buyers (customers) or to provide services related to the performance of such contracts. These contracts are within the scope of the American Institute of Certified Public Accountants Statement of Position 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts ("SOP 81-1"), and sales and profits on them are recognized using percentage-of-completion methods of accounting. Sales and profits on fixed-price production contracts whose units are produced and delivered in a continuous or sequential process are recorded as units are delivered based on their selling prices (the "units-of-delivery" method). Sales and profits on other fixed-price contracts are recorded based on the ratio of total actual incurred costs to date to the total estimated costs for each contract (the "cost-to-cost method"). Sales and fees on cost-reimbursable contracts are recognized as costs are incurred. Amounts representing contract change orders or claims are included in sales only when they can be reliably estimated and their realization is reasonably assured. Under the percentage-of-completion methods of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance which can exceed one year. The impact of revisions in profit estimates are recognized on a cumulative catch-up basis in the period in which the revisions are made. Provisions for anticipated losses on contracts are recorded in the period in which they become evident. The revisions in contract estimates, if significant, can materially affect our results of operations and cash flows, as well as our valuations of Contracts in Process.

     Accounting for the profit on a contract requires estimates of (1) the contract value or total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract's scope of work and (3) the measurement of progress towards completion. The estimated profit or loss on a contract is equal to the difference between the contract value and the estimated total cost at completion. Adjustments to original estimates are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur.

     Valuation of Deferred Tax Assets and Liabilities. At December 31, 2001, we had net deferred tax assets of $160.8 million, including $32.5 million for net operating loss carryforwards and $31.9 million for tax credit carryforwards which are subject to various limitations and will expire if unused within their respective carryforward periods. Deferred taxes are determined separately for each of our tax-paying entities in each tax jurisdiction. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback and carryforward periods available under the tax law. Based on our estimates of the amounts and timing of future taxable income, we believe that we will realize our recorded deferred tax assets. A change in the ability of our operations to continue to generate future taxable income could affect our ability to realize the future tax deductions underlying our net deferred tax assets, and require us to provide a valuation allowance against our net deferred tax assets. Such changes, if significant, could have a material impact in our effective tax rate, results of operations and financial position in any given period.

RESULTS OF OPERATIONS

     The following information should be read in conjunction with our consolidated financial statements. Our results of operations for the periods presented are impacted significantly by our acquisitions. (See Note 3 to the consolidated financial statements for a discussion of our acquisitions.) The tables below provide our selected income statement data for the years ended December 31, 2001, 2000 and 1999.

                             SEGMENT OPERATING DATA

                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                          2001           2000           1999
                                                     -------------   ------------   -----------
                                                                   (in millions)
Sales(1):
 Secure Communication Systems ....................    $  1,241.6      $   847.1      $   542.9
 Specialized Products ............................       1,105.8        1,063.0          862.6
                                                      ----------      ---------      ---------
    Total ........................................    $  2,347.4      $ 1,910.1      $ 1,405.5
                                                      ==========      =========      =========
Operating income:
 Secure Communication Systems ....................    $    146.2      $    91.3      $    47.0
 Specialized Products ............................         129.1          131.4          103.5
                                                      ----------      ---------      ---------
    Operating income .............................    $    275.3      $   222.7      $   150.5
                                                      ==========      =========      =========
Depreciation and amortization expenses included in
 operating income:
 Secure Communication Systems ....................    $     33.7      $    26.4      $    18.4
 Specialized Products ............................          53.3           47.9           35.3
                                                      ----------      ---------      ---------
    Total ........................................    $     87.0      $    74.3      $    53.7
                                                      ==========      =========      =========
EBITDA(2)
 Secure Communication Systems ....................    $    179.9      $   117.7      $    65.4
 Specialized Products ............................         182.4          179.3          138.8
                                                      ----------      ---------      ---------
    Total ........................................    $    362.3      $   297.0      $   204.2
                                                      ==========      =========      =========

----------
(1) Sales are after intersegment eliminations. See Note 16 to the consolidated financial statements.

(2) EBITDA is defined as operating income plus depreciation expense and amortization expense (excluding the amortization of debt issuance costs). EBITDA is not a substitute for operating income, net income or cash flows from operating activities as determined in accordance with accounting principles generally accepted in the United States as a measure of profitability or liquidity. EBITDA is presented as additional information because we believe it to be a useful indicator of our ability to meet debt service and capital expenditure requirements. EBITDA as we defined it may differ from similarly named measures used by other entities.


 YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

     Sales increased $437.3 million to $2,347.4 million in 2001 compared with 2000. Sales grew $394.5 million in the Secure Communication Systems segment and $42.8 million in the Specialized Products segment. Operating income increased $52.6 million to $275.3 million in 2001 compared with 2000. Operating income as a percentage of sales ("operating margin") remained unchanged at 11.7%. Depreciation and amortization expenses increased $12.7 million to $87.0 million in 2001, reflecting increased goodwill amortization associated with our acquisitions and additional depreciation related to our capital expenditures and acquired businesses. Our EBITDA for 2001 increased $65.3 million to $362.3 million. EBITDA as a percentage of sales ("EBITDA margin") was 15.4% in 2001 compared with 15.5% in 2000. Basic earnings per share ("EPS") grew 24.2% to $3.08 in 2001 and diluted EPS grew 24.5% to $2.95 in 2001. Diluted weighted-average common shares outstanding increased 22.2% in 2001, primarily because of the sale of our common stock in April 2001, and the dilutive effect of our Convertible Notes we sold in the fourth quarter of 2000 (see Liquidity and Capital Resources section below).

     Sales within our Secure Communication Systems segment increased $394.5 million or 46.6% to $1,241.6 million in 2001 compared with 2000. Operating income increased $54.9 million to $146.2 million in 2001. Operating margin improved to 11.8% from 10.8%. The increase in sales was principally attributed to the Coleman Research, MPRI and EER acquired businesses and internal growth in our secure secure data links, secure telephone equipment, airport security systems, Prime Wave fixed wireless access products and training, teaching and logistic services. The increase in operating margin was principally attributable to benefits from increased volumes, cost reductions and improved operating efficiencies on sales of secure telephone equipment and airport security systems. Additionally, the operating margins for our training and simulation businesses continued to improve because of reductions in overhead costs, as well as other contract costs related to favorable performance on the AVCATT contract, arising from engineering design changes, material sourcing changes and unit price reductions on several parts in the contract bill of materials that occurred during 2001. These operating margin improvements were substantially offset by negative margins and increased expenditures associated with our Prime Wave business. EBITDA increased $62.2 million to $179.9 million in 2001 and EBITDA margin improved to 14.5% from 13.9% in 2000.

     Sales within our Specialized Products segment increased $42.8 million or 4.0% to $1,105.8 million in 2001 compared with 2000. Operating income decreased $2.3 million in 2001 to $129.1 million. Operating margin decreased to 11.7% from 12.4%. The increase in sales was principally attributable to internal growth in aviation products, microwave components and acoustic undersea warfare products and to the KDI acquired business. These increases in sales were partially offset by decreases in sales of telemetry and space products, naval power equipment and displays. We expect sales of our telemetry and space products for 2002 to remain essentially unchanged as compared to 2001, due to continued softness in the space and broadband commercial communications market. The decline in operating margin was principally attributable to increased costs related to unfavorable performance on certain contracts and lower production and shipment levels for naval power equipment and lower operating margins on telemetry and space products arising from reduced sales volumes. We had higher operating margins on aviation products and microwave components related to increased sales volumes. EBITDA increased $3.1 million to $182.4 million in 2001 and EBITDA margin decreased to 16.5% from 16.9% in 2000.

     Interest expense decreased $6.6 million to $86.4 million in 2001 because of lower interest rates, changes in the components and levels of our debt, and savings of $4.1 million from the interest rate swap agreements we entered into in July 2001 and November 2001. The interest rate swap agreements exchange the fixed interest rate of 8% on our $200.0 million Senior Subordinated Notes due 2008 and the fixed interest rate of 8 1/2% on our $180.0 million Senior Subordinated Notes due 2008 to variable interest rates determined using the six month LIBOR rate (see Liquidity and Capital Resources section below).

     Interest and other income decreased $2.6 million to $1.8 million. Interest and other income for 2001 includes a net pre-tax gain of $0.6 million ($0.01 per diluted share), consisting of an after-tax gain of $4.3 million from the sale of a 30% interest in ACSS to Thales Avionics and an after-tax charge of $3.9 million on the write-down in the carrying amount of an investment in common stock. Also included in interest and other income for 2001 is a pre-tax charge of $0.5 million to account for the increase, in accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, in the fair value assigned to the embedded derivatives in our $420.0 million 4% Senior Subordinated Convertible Contingent Debt Securities due 2011 ("CODES"), we sold in the fourth quarter of 2001 (see Liquidity and Capital Resources section below), and a pre-tax loss of $0.8 million from an equity method investment. Interest and other income for 2000 includes a net pre-tax gain of $2.5 million ($0.04 per diluted share), consisting of an after-tax gain of $9.2 million from the sale of our interests in certain businesses and an after-tax charge of $7.6 million on the write-down in the carrying value of certain investments and intangible assets. Excluding these net gains from both 2001 and 2000, diluted EPS increased 26.2% to $2.94 in 2001 from $2.33 in 2000.

     The income tax provision for 2001 is based on an effective income tax rate for 2001 of 38.0% which declined slightly from the effective tax rate of 38.3% for 2000.


 YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

     Sales increased $504.6 million to $1,910.1 million in 2000 compared with 1999. Sales grew $304.2 million in the Secure Communication Systems segment and $200.4 million in the Specialized Products segment. Operating income increased $72.2 million to $222.7 million in 2000. Operating margin improved to 11.7% from 10.7%. Depreciation and amortization expenses increased $20.6 million to $74.3 million in 2000, reflecting increased goodwill amortization associated with our acquisitions and additional depreciation related to our capital expenditures and acquired businesses. Our EBITDA for 2000 increased $92.8 million to $297.0 million. EBITDA margin increased to 15.5% in 2000 from 14.5% in 1999. EPS grew 35.5% to $2.48 in 2000 and diluted EPS grew 35.4% to $2.37 in 2000. Basic weighted-average common shares outstanding increased 3.9% in 2000, and diluted weighted-average common shares outstanding increased 4.3% in 2000, primarily because of common stock issued for exercises of employee stock options.

     Sales within our Secure Communication Systems segment increased $304.2 million to $847.1 million in 2000 compared with 1999. Operating income increased $44.3 million to $91.3 million in 2000. Operating margin improved to 10.8% from 8.7%. We attribute the increase in sales principally to the acquisitions of Link Training and Simulation and MPRI and increased sales of secure telephone equipment, wideband secure data link programs, communication software support services and airport security systems. The increase in operating margin was principally attributable to improved margins on military communication systems and high data rate communication systems. These margin improvements arose from cost reductions and improved operating efficiencies. Additionally, during 2000 a larger percentage of our sales were generated from fixed-price contracts which generally have higher margins than sales generated from cost-reimbursable contracts. EBITDA increased $52.3 million to $117.7 million in 2000 and EBITDA margin improved to 13.9% from 12.0% in 1999.

     Sales within our Specialized Products segment increased $200.4 million to $1,063.0 million in 2000 compared with 1999. Operating income increased $27.9 million to $131.4 million in 2000. Operating margin improved to 12.4% from 12.0%. We attribute this increase in sales principally to the acquisitions of TCAS and Space and Navigation Systems and volume increases on acoustic undersea warfare products, aviation recorders, and display products. These increases in sales were partially offset by decreased shipments of naval power equipment in 2000 compared with 1999 principally due to the slippage of certain sales into 2001 which were previously anticipated to occur in 2000. Sales of our telemetry products were essentially unchanged in 2000 compared with 1999 due to continued softness in the space and broadband commercial communications markets. We attribute our increase in operating margin principally to improved margins on avionics and ocean products. These margin improvements arose from sales volume increases, cost reductions and the higher margins from the TCAS business. Lower margins on our naval power equipment due to less shipments and on our telemetry products and microwave components due to changes in product sales mix partially offset these operating margin improvements. EBITDA increased $40.5 million to $179.3 million in 2000 and EBITDA margin improved to 16.9% from 16.1% in 1999.

     Interest expense increased $32.4 million to $93.0 million in 2000 principally because of the higher average outstanding debt during 2000. Interest and other income decreased $1.1 million to $4.4 million. Interest and other income for 2000 includes a net pre-tax gain of $2.5 million ($0.04 per diluted share), consisting of an after-tax gain of $9.2 million from the sale of our interests in certain businesses and an after-tax charge of $7.6 million on the write-down in the carrying value of certain investments and intangible assets. Excluding the net gain, diluted EPS was $2.33, an increase of 33.1% in 2000 compared with 1999.

     The income tax provision for 2000 is based on an effective income tax rate for 2000 of 38.3% which declined slightly from the effective tax rate of 38.5% for 1999.


LIQUIDITY AND CAPITAL RESOURCES

BALANCE SHEET

     During 2001, contracts in process increased $101.7 million to $801.8 million at December 31, 2001. The increase included $61.0 million related to acquired businesses and $40.7 million principally from:

    o increases of $56.2 million in unbilled contract receivables principally arising from an increase in programs in production phases, during which unbilled costs and profits generally exceed progress payments and advances received from the customers until contract shipments are completed;

    o increases of $31.9 million in inventories, including inventories of our Prime Wave business, naval power equipment products and on certain other programs and products; and

    o decreases of $47.4 million in billed receivables due to improved collections on certain programs, partially offset by increases at our Prime Wave business.

     Included in contracts in process at December 31, 2001, are billed receivables of $15.8 million and inventories of $30.2 million related to our Prime Wave business. At December 31, 2000, we had $6.4 million of billed receivables and $17.4 million of inventories related to our Prime Wave business.

     The increases in property, plant and equipment, intangibles, and accrued employment costs during 2001 were principally related to acquired businesses. The decreases in accounts payable and accrued expenses were principally related to the timing of payments to vendors partially offset by balances of acquired businesses. The increase in other current liabilities is primarily attributable to balances of acquired businesses and an accrual of $43.6 million related to the remaining outstanding common stock of Spar at December 31, 2001, that we acquired and paid for in January 2002, and was partially offset by a decline in estimated contract costs in excess of billings to complete contracts in process. The decrease in other liabilities is in part related to the issuance of common stock in April 2001 to satisfy our $17.7 million obligation for the additional purchase price for the ILEX acquisition completed in 1998. The decrease is also related to a reclassification of the current portion of estimated costs in excess of billings to complete contracts in process to other current liabilities.

     The decrease in accrued interest was due to the effect of lower interest rates, as well as interest savings of $4.1 million from the interest rate swap agreements we entered into in July 2001 and November 2001, partially offset by an increase in accrued interest due to higher outstanding debt balances at December 31, 2001, attributable to our sale of the CODES in the fourth quarter of 2001. The quarterly cash interest payments on our Senior Subordinated Notes and Convertible Notes in 2001 were $8.0 million in the first quarter and third quarter, $27.6 million in the second quarter and $27.2 million in the fourth quarter. Our cash interest payments may be adjusted in future years due to the interest rate swap agreements we entered into on our $200.0 million 8% Senior Subordinated Notes due 2008 and our $180.0 million 8 1/2% Senior Subordinated Notes due 2008 and changes in the amount of our outstanding debt.



STATEMENT OF CASH FLOWS

     The table below provides our cash flow statement data for the years presented.

                                                          YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------
                                                      2001          2000          1999
                                                  -----------   -----------   ------------
                                                                 (in millions)
Net cash from operating activities ............    $  173.0      $  113.8       $   99.0
Net cash (used in) investing activities .......    $ (424.9)     $ (608.2)      $ (284.8)
Net cash from financing activities ............    $  580.3      $  484.3       $  202.4

 OPERATING ACTIVITIES

     During 2001, we generated $173.0 million of cash from our operating activities, an increase of $59.2 million from the $113.8 million generated during 2000. Earnings adjusted for non-cash items and deferred income taxes increased $83.2 million to $283.5 million in 2001 from $200.3 million in 2000. During 2001, our working capital and operating assets and liabilities increased $110.5 million compared with an increase of $86.5 million in 2000.

     In 2001, we used cash for increases in inventories, receivables and negative operating margins related to our Prime Wave business and naval power equipment products, as well as for incurred contract costs in excess of billings for the continued effort on the AVCATT contract. These uses of cash were partially offset by a settlement of certain items related to a services agreement and lower income tax payments related to an increase in tax deductions for temporary differences between the tax basis and financial reporting amounts for inventoried costs, income recognition on contracts in process, and long-lived assets including goodwill and other intangibles. We expect the amount of our deferred income tax provision for 2002, excluding any additional income tax benefits arising from the acquisition of AIS, to be consistent with that for 2001.

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

 INVESTING ACTIVITIES

     In 2001, we invested $446.9 million to acquire businesses, compared with $599.6 million in 2000 and $272.2 million in 1999.

     We make capital expenditures for the improvement of manufacturing facilities and equipment. We expect that our capital expenditures for the year ending December 31, 2002 will be between $75 million and $80 million, including Aircraft Integration Systems, compared with $48.1 million for the year ended December 31, 2001. The anticipated increase is principally due to capital expenditures for our acquired businesses. Dispositions of property, plant and equipment for 2000 includes net proceeds of $13.3 million related to a facility located in Hauppauge, NY which we sold and leased back in December 2000.

     On May 31, 2001, we sold a 30% interest in ACSS to Thales Avionics for $75.2 million in cash. In 2000, we sold our interests in two businesses for net cash proceeds of $19.6 million, which are included in other investing activities.

     On January 14, 2002, we agreed to acquire AIS for $1.13 billion in cash plus acquisition costs. The acquisition was completed on March 8, 2002. The acquisition was financed using cash on hand, borrowings under our senior credit facilities and a $500.0 million senior subordinated bridge loan. We expect to offer and sell approximately $1.0 billion of debt and equity securities during the first half of 2002, depending on capital market conditions, and use the proceeds from those offerings to repay the $500.0 million senior subordinated bridge loan and the borrowings made under the senior credit facilities.

 FINANCING ACTIVITIES

     DEBT. In May 2001, we restructured our senior credit facilities. At December 31, 2001, the senior credit facilities were comprised of a $400.0 million five year revolving credit facility maturing on May 15, 2006 and a $200.0 million 364-day revolving facility maturing on May 15, 2002 under which at the maturity date we may, (1) at our request and subject to approval of the lenders, extend the maturity date, in whole or in part, for an additional 364-day period, or (2) at our election, convert the outstanding principal amount thereunder into a term loan which would be repayable in a single payment two years from the conversion date. Additionally, the senior credit facilities provided us the ability to increase, on an uncommitted basis, the amount of either the five year revolving credit facility or the 364-day revolving credit facility up to an additional $150.0 million in the aggregate.

     At December 31, 2001, available borrowings under our senior credit facilities were $497.6 million, after reductions for outstanding letters of credit of $102.4 million. There were no outstanding borrowings under our senior credit facilities at December 31, 2001.

     On February 26, 2002, the lenders approved a $150.0 million increase in the amount of our senior credit facilities. The five year revolving credit facility increased by $100.0 million to $500.0 million. The 364-day revolving credit facility increased by $50.0 million to $250.0 million. Additionally, the maturity date of the $200.0 million 364-day revolving credit facility was extended to February 26, 2003.

     On March 8, 2002, we borrowed $500.0 million under a senior subordinated bridge loan facility ("Bridge Loan Facility") to finance a portion of the purchase price of AIS and related expenses as discussed above. The Bridge Loan Facility is subordinated in right of payment to all of L-3 Communications' existing and future senior debt and ranks pari passu with our other senior subordinated indebtedness and related guarantees discussed below. Borrowings under the Bridge Loan Facility bear interest through March 8, 2003, at our option, at either the one-month or three-month LIBOR rate plus a spread equal to 350 basis points. The Bridge Loan Facility matures on May 15, 2009, but if the loans under the facility are not repaid by March 8, 2003, each lender's loan will be automatically converted into an exchange note with terms substantially similar to those of our other senior subordinated indebtedness discussed below, and will bear interest at a fixed rate equal to the yield to maturity on our highest yielding existing subordinated indebtedness at the time of exchange plus 100 basis points. Subject to the exceptions set forth in the Bridge Loan Facility, we are required to prepay the Bridge Loan Facility with the net cash proceeds from:

    o any debt offerings by L-3 Holdings or its subsidiaries, including L-3 Communications;

    o  issuance of any equity interests in L-3 Holdings or L-3 Communications;

    o incurrence of any other indebtedness of L-3 Holdings or any of its subsidiaries, including L-3 Communications (other than under the senior credit facilities and certain permitted indebtedness); and

    o  any sale of assets or stock of any subsidiaries of L-3 Communications.

     In the fourth quarter of 2001, L-3 Holdings sold $420.0 million of 4% Senior Subordinated Convertible Contingent Debt Securities due 2011 ("CODES"). The net proceeds from this offering amounted to approximately $407.5 million after underwriting discounts and commissions and other offering expenses. Interest is payable semi-annually on March 15 and September 15 of each year commencing March 15, 2002. The CODES are convertible into L-3 Holdings' common stock at a conversion price of $107.625 per share (3,902,439 shares) under any of the following circumstances: (1) during any Conversion Period (defined below) if the closing sales price of the common stock of L-3 Holdings is more than 120% of the conversion price ($129.15) for at least 20 trading days in the 30 consecutive trading-day period ending on the first day of the respective Conversion Period, (2) during the five business day period following any 10 consecutive trading-day period in which the average of the trading prices for the CODES was less than 105% of the conversion value, (3) if the credit ratings assigned to the CODES by either Moody's or Standard & Poor's are below certain specified ratings, (4) if they have been called for redemption by us, or (5) upon the occurrence of certain specified corporate transactions. A Conversion Period is the period from and including the thirtieth trading day in a fiscal quarter to, but not including, the thirtieth trading day of the immediately following fiscal quarter. There are four Conversion Periods in each fiscal year. Additionally, holders of the CODES have a right to receive contingent interest payments, not to exceed a per annum rate of 0.5% of the outstanding principal amount of the CODES, which will be paid on the CODES during any six-month period following a six-month period in which the average trading price of the CODES is above 120% of the principal amount of the CODES. The contingent interest payment provision as well as the ability of the holders of the CODES to exercise the conversion features as a result of changes in the credit ratings assigned to the CODES have been accounted for as embedded derivatives.

     In the fourth quarter of 2000, L-3 Holdings sold $300.0 million of 5 1/4% Convertible Senior Subordinated Notes due 2009 (the "Convertible Notes"). The net proceeds from this offering amounted to $290.5 million after underwriting discounts and commissions and other offering expenses, and were used to repay revolver borrowings outstanding under our senior credit facilities. The Convertible Notes may be converted at any time into L-3 Holdings common stock at a conversion price of $81.50 per share (3,680,982 shares).

     In April 1997, May 1998 and December 1998, L-3 Communications sold $225.0 million of 10 3/8% Senior Subordinated Notes due 2007, $180.0 million of 8 1/2% Senior Subordinated Notes due 2008, and $200.0 million of 8% Senior Subordinated Notes due 2008 (collectively, the "Senior Subordinated Notes"), whose aggregate net proceeds amounted to $576.0 million after underwriting discounts and commissions and other offering expenses.

     In November 2001, we entered into interest rate swap agreements on our $180.0 million of 8 1/2% Senior Subordinated Notes due 2008. These swap agreements exchange our fixed interest rate for a variable interest rate on the entire principal amount. Under these swap agreements, we will pay or receive the difference between the fixed interest rate of 8 1/2% on the senior subordinated notes and a variable interest rate, set in arrears, determined two business days prior to the interest payment date of the related senior subordinated notes equal to (1) the six month LIBOR rate plus (2) an average of 350.8 basis points. In July 2001, we entered into interest rate swap agreements on our $200.0 million of 8% Senior Subordinated Notes due 2008. These swap agreements exchange our fixed interest rate for a variable interest rate on the entire principal amount. Under these swap agreements, we will pay or receive the difference between the fixed interest rate of 8% on the senior subordinated notes and a variable interest rate, set in arrears, determined two business days prior to the interest payment date of the related senior subordinated notes equal to (1) the six month LIBOR rate plus (2) an average of 192 basis points. The difference to be paid or received on these swap agreements is recorded as an adjustment to interest expense. The swap agreements are accounted for as fair value hedges.

     The senior credit facilities, Bridge Loan Facility, Senior Subordinated Notes, Convertible Notes and CODES agreements contain financial covenants and other restrictive covenants which remain in effect so long as we owe any amount or any commitment to lend exists thereunder. As of December 31, 2001, we were in compliance with those covenants at all times. The borrowings under the senior credit facilities are guaranteed by L-3 Holdings and by substantially all of the domestic subsidiaries of L-3 Communications on a senior basis. The payments of principal and premium, if any, and interest on the Senior Subordinated Notes and Bridge Loan Facility are unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by all of L-3 Communications' restricted subsidiaries other than its foreign subsidiaries. The guarantees of the Senior Subordinated Notes and Bridge Loan Facility are junior to the guarantees of the senior credit facilities and rank pari passu with each other and the guarantees of the Convertible Notes and the CODES. The Convertible Notes and CODES are unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by L-3 Communications and substantially all of its direct and indirect domestic subsidiaries. These guarantees rank junior to the guarantees of the senior credit facilities and rank pari passu with each other and the guarantees of the Senior Subordinated Notes and Bridge Loan Facility. See Note 7 to our consolidated financial statements for a description of our debt and related financial covenants at December 31, 2001.

     The tables below present our contractual obligations and contingent commitments as of December 31, 2001.


                                                                           YEARS ENDING DECEMBER 31,
                                                               -------------------------------------------------
                                                                                                      2005 AND
CONTRACTUAL OBLIGATIONS:                           TOTAL          2002        2003        2004       THEREAFTER
--------------------------------------------   -------------   ---------   ---------   ---------   -------------
                                                                         (IN MILLIONS)
Principal amount of long-term debt .........    $  1,325.0       $  --       $  --       $  --      $  1,325.0
Non-cancelable operating leases ............         350.5        61.9        49.3        33.1           206.2
Capital leases .............................           4.7         1.7         1.4         0.9             0.7
                                                ----------       -----       -----       -----      ----------
 Total .....................................    $  1,680.2      $ 63.6      $ 50.7      $ 34.0      $  1,531.9
                                                ==========      ======      ======      ======      ==========

                                                                                  YEARS ENDING DECEMBER 31,
                                                                      -------------------------------------------------
                                                                                                              2005 AND
CONTINGENT COMMITMENTS:                                    TOTAL         2002         2003         2004      THEREAFTER
-----------------------------------------------------   -----------   ----------   ----------   ---------   -----------
                                                                                 (IN MILLIONS)
Outstanding letters of credit under our senior credit
 facilities .........................................    $  102.4      $  86.5      $  10.6      $  3.6       $  1.7
Other outstanding letters of credit .................        20.0         12.5          7.3          --          0.2
Construction agency agreement .......................        43.5         43.5           --          --           --
Simulator systems operating leases ..................        89.2           --          4.2         5.2         79.8
Guarantees of affiliate debt ........................         1.0          1.0           --          --           --
Capital contributions for limited partnership
 investments ........................................         5.0          5.0           --          --           --
                                                         --------      -------      -------      ------       ------
 Total ..............................................    $  261.1      $ 148.5      $  22.1      $  8.8       $ 81.7
                                                         ========      =======      =======      ======       ======

     EQUITY. On May 2, 2001, we sold 4.6 million shares of L-3 Holdings common stock in a public offering for $80.00 per share. In addition, as part of the transaction, other selling stockholders including affiliates of Lehman Brothers Inc. sold 2.3 million secondary shares. Upon closing, we received net proceeds of $353.6 million, which we used to repay borrowings outstanding under our senior credit facilities, pay for the KDI and EER acquisitions and to increase cash and cash equivalents.

     On February 4, 1999, we sold 5.0 million shares of L-3 Holdings common stock in a public offering for $42.00 per share which generated net proceeds of $201.6 million. In addition, as part of the same transaction, 6.5 million shares of L-3 Holdings common stock were sold by Lehman Brothers Capital Partners III, L.P. and its affiliates ("the Lehman Partnership") and Lockheed Martin in a secondary public offering. In October 1999, Lockheed Martin sold its remaining L-3 Holdings common stock. In December 1999, the Lehman Partnership distributed approximately 3.8 million shares of its shares of common stock of L-3 Holdings to its partners. On December 31, 2001, the Lehman Partnership owned approximately 4.4% of the outstanding common stock of L-3 Holdings.

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

DERIVATIVE FINANCIAL INSTRUMENTS

     Included in our derivative financial instruments are interest rate swap agreements, caps, floors, foreign currency forward contracts and the embedded derivatives related to the issuance of our CODES. All of our derivative financial instruments that are sensitive to market risk are entered into for purposes other than trading.

     EMBEDDED DERIVATIVES. The contingent interest payment and contingent conversion features of the CODES are embedded derivatives which were bifurcated from the CODES, and a portion of the net proceeds received from the CODES equal to their aggregate fair value of $2.5 million, which was ascribed to the embedded derivatives as required by SFAS No. 133. The subsequent changes in the fair values of the embedded derivatives are recorded in the statement of operations. Their fair values at December 31, 2001 were $3.1 million.

     INTEREST RATE RISK. Our financial instruments that are sensitive to changes in interest rates include borrowings under the senior credit facilities and our purchased interest rate cap contracts, written interest rate floor contracts and interest rate swap agreements, all of which are denominated in U.S. dollars.
The interest rates on the Senior Subordinated Notes, Convertible Notes and CODES are fixed-rate and are not affected by changes in interest rates.

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

     In 2001, we entered into interest rate swap agreements on $380.0 million of our senior subordinated notes to convert their fixed interest rates to variable rates and to take advantage of the current low interest rate environment. These swap agreements are described above. For every basis point (0.01%) that the six month LIBOR interest rate is greater than 4.99%, we will incur an additional $18,000 of interest expense above the fixed interest rate on $180.0 million of senior subordinated notes calculated on a per annum basis until maturity. For every basis point that the six month LIBOR interest rate is greater than 6.08%, we will incur an additional $20,000 of interest expense above the fixed interest rate on $200.0 million of senior subordinated notes calculated on a per annum basis until maturity. Conversely, for every basis point that the six month LIBOR interest rate is less than 4.99%, we will recognize $18,000 of interest income on $180.0 million of senior subordinated notes calculated on a per annum basis until maturity. For every basis point that the six month LIBOR interest rate is less than 6.08%, we will recognize $20,000 of interest income on $200.0 million of senior subordinated notes calculated on a per annum basis until maturity. The six month LIBOR rate at December 31, 2001 was 1.96%.

     We attempt to manage exposure to counterparty credit risk by entering into interest rate agreements only with major financial institutions that are expected to perform fully under the terms of such agreements. Cash payments between us and the counterparties are made at the end of each quarter on the caps and floors and on the interest payment dates of the senior subordinated notes on the interest rate swap agreements. Such payments are recorded as adjustments to interest expense. Additional data on our debt obligations, our applicable borrowing spreads included in the interest rates we pay on borrowings under the senior credit facilities and interest rate agreements are provided in Notes 7 and 8 to our consolidated financial statements.

     The table below presents significant contract terms and fair values as of December 31, 2001 for our interest rate agreements.

                                       CAPS                FLOORS             INTEREST RATE SWAP AGREEMENTS
                                ------------------   ------------------   --------------------------------------
                                                                 (in millions)
Notional amount .............   $   100.0            $   50.0             $   200.0            $   180.0
Interest rate ...............        7.5%                5.5%                   8.0%                8.5%
Reference rate ..............   3 month LIBOR        3 month LIBOR        6 month LIBOR        6 month LIBOR
Designated maturity .........      Quarterly            Quarterly           Semi-Annual         Semi-Annual
Expiration date .............   March 28, 2002       March 28, 2002       August 1, 2008        May 15, 2008
Fair value ..................   $    --              $   (0.4)            $     2.4            $    (9.6)

     FOREIGN CURRENCY EXCHANGE RISK. We conduct some of our operations outside the U.S. in functional currencies other than the U.S. dollar. Additionally, some of our U.S. operations have contracts with foreign customers denominated in foreign currencies. To mitigate the risk associated with certain of these contracts denominated in foreign currency we have entered into foreign currency forward contracts. At December 31, 2001, the notional value of foreign currency forward contracts was $7.1 million and the fair value of these contracts was $0.3 million. We account for these contracts as cash flow hedges.

     EQUITY PRICE RISK. Our investments in common equities are subject to equity price risk. The fair values of the Company's investments are based on quoted market prices, as available, and on historical cost for investments which it is not practicable to estimate fair value. Both the carrying values and estimated fair values of such instruments amounted to $16.5 million at the end of 2001.

BACKLOG AND ORDERS

     We define funded backlog as the value of contract awards received from the U.S. Government, which the U.S. Government has appropriated funds, plus the value of contract awards and orders received from customers other than the U.S. Government which have yet to be recognized as sales. Our funded backlog as of December 31, 2001 was $1,719.3 million and as of December 31, 2000 was $1,354.0 million. We expect to record as sales approximately 69.7% of our December 31, 2001 funded backlog during 2002. However, there can be no assurance that our funded backlog will become sales in any particular period, if at all. Our funded orders were $2,456.1 million for 2001, $2,013.7 million for 2000 and $1,423.1 million for 1999.

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

RESEARCH AND DEVELOPMENT

     Company-sponsored research and development costs including bid and proposal costs were $107.5 million for 2001, $101.9 million for 2000 and $76.1 million for 1999. Customer-funded research and development costs were $319.4 million for 2001, $299.3 million for 2000 and $226.3 million for 1999.

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

     We continually assess our obligations with respect to applicable environmental protection laws. While it is difficult to determine the timing and ultimate cost to be incurred in order to comply with these laws, based upon available internal and external assessments, with respect to those environmental loss contingencies of which we are aware, we believe that even without considering potential insurance recoveries, if any, there are no environmental loss contingencies that, individually or in the aggregate, would be material to our consolidated financial position, results of operations or cash flows. Also, we have been periodically subject to litigation, claims or assessments and various contingent liabilities incidental to our business. We accrue for these contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

     With respect to those investigative actions, items of litigation, claims or assessments of which we are aware, we are of the opinion that the probability is remote that, after taking into account certain provisions that have been made with respect to these matters, the ultimate resolution of any such investigative actions, items of litigation, claims or assessments will have a material adverse effect on our consolidated financial position, results of operations or cash flows.


RECENTLY ISSUED AND PROPOSED ACCOUNTING STANDARDS

     In July 2001, the FASB issued SFAS No. 141, Business Combinations, which supersedes Accounting Principles Board Opinion ("APB") No. 16, Business Combinations. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill. In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets, which supersedes APB No. 17, Intangible Assets. SFAS No. 142 revises the standards for accounting for goodwill and intangible assets. SFAS No. 142 requires that goodwill and indefinite lived identifiable intangible assets shall no longer be amortized, but be tested for impairment at least annually. SFAS No. 142 also requires that the amortization period of identifiable intangible assets with finite lives be no longer limited to forty years. The provisions of SFAS No. 142 are effective beginning January 1, 2002, with full implementation of the impairment measurement provisions completed by December 31, 2002. Under SFAS No. 142, we will not amortize goodwill, but will be required to amortize identifiable intangibles with finite lives. Our goodwill amortization expense for the year ended December 31, 2001 was $42.6 million. Based on a preliminary internal assessment, we do not believe that the cumulative effect of the accounting change resulting from the adoption of the transitional impairment provisions of SFAS No. 142 will be material.

     In August of 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 applies to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset, except for certain obligations of lessees. This statement does not apply to obligations that arise solely from a plan to dispose of a long-lived asset. SFAS No. 143 requires that estimated asset retirement costs be measured at their fair values and recognized as assets and depreciated over the useful life of the related asset. Similarly, liabilities for the present value of asset retirement obligations are to be recognized and accreted as interest expense each year to their estimated future value until the asset is retired. These provisions will be applied to existing asset retirement obligations as of the adoption date as a cumulative-effect of a change in accounting policy. SFAS No. 143 is effective for our fiscal years beginning January 1, 2003. SFAS No. 143 will not have a material effect on our consolidated results of operations and financial position.

     In October of 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB No. 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 expands the scope of accounting for disposals to include all components of an entity, including reportable segments and operating segments, reporting units, subsidiaries and certain asset groups. It requires the gain or loss on disposal to be measured as the difference between (1) the fair value less the costs to sell and (2) the carrying value of the component, and such gain or loss cannot include the estimated future operating losses of the component, which were included in the gain or loss determination under APB No. 30. SFAS No. 144 also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS No. 144 are effective for our fiscal years beginning January 1, 2002, and interim periods within those fiscal years. SFAS No. 144 will not have a material effect on our consolidated results of operations and financial position.


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

    o our significant amount of debt and the restrictions contained in our debt agreements;

    o  collective bargaining agreements and labor disputes;

    o economic conditions, competitive environment, international business and political conditions, timing of international awards and contracts;

    o our extensive use of fixed-price contracts as compared to cost-reimbursable contracts;

    o our ability to identify future acquisition candidates or to integrate acquired operations;

    o the rapid change of technology and high level of competition in the communication equipment industry;

    o our introduction of new products into commercial markets or our investments in commercial products or companies;

    o pension, environmental or legal matters or proceedings and various other market, competition and industry factors, many of which are beyond our control; and

    o the fair values of the assets including goodwill and other intangibles of our businesses which can be impaired or reduced by the other factors discussed above.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Data regarding quantitative and qualitative disclosures related to our market risk sensitive financial instruments are presented in "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources -- Derivative Financial Instruments" included herein under Item 7 and in Note 8 to the consolidated financial statements.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Financial Statements beginning on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table provides information concerning the directors and executive officers of the Registrants as of March 12, 2002.

NAME                                 AGE                         POSITION
----------------------------------- ----- -----------------------------------------------------
Frank C. Lanza .................... 70    Chairman, Chief Executive Officer and Director
Robert V. LaPenta ................. 56    President, Chief Financial Officer and Director
Michael T. Strianese .............. 46    Senior Vice President, Finance
Christopher C. Cambria ............ 43    Senior Vice President, General Counsel and Secretary
Jimmie V. Adams ................... 65    Vice President -- Washington D.C. Operations
David T. Butler III ............... 45    Vice President -- Planning
Ralph G. D'Ambrosio ............... 34    Vice President -- Controller
Joseph S. Paresi .................. 46    Vice President -- Product Development
Robert W. RisCassi ................ 66    Vice President -- Washington D.C. Operations
Charles J. Schafer ................ 54    Vice President -- Business Operations
Stephen M. Souza .................. 49    Vice President -- Treasurer
Dr. Jill J. Wittels ............... 52    Vice President -- Business Development
Thomas A. Corcoran(1) ............. 57    Director
Robert B. Millard(2) .............. 51    Director
John E. Montague(2) ............... 47    Director
John M. Shalikashvili(1) .......... 65    Director
Arthur L. Simon(1) ................ 70    Director
Alan H. Washkowitz(2) ............. 61    Director

----------
(1)   Member of the Audit Committee.

(2)   Member of the Compensation Committee.


     All Executive Officers serve at the discretion of the Board of Directors.

     The remaining information called for by Item 10 is incorporated herein by reference to the definitive proxy statement relating to Annual Meeting of Shareholders of L-3 Holdings, to be held on April 23, 2002. L-3 Holdings will file such definitive proxy statement with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.


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

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(A) 1. FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT:

                                                                                           PAGE
                                                                                          NUMBER
                                                                                         -------
Report of Independent Auditors .......................................................   F-2
Consolidated Balance Sheets as of December 31, 2001 and December 31, 2000 ............   F-3
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and
 1999 ................................................................................   F-4
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001,
 2000 and 1999 .......................................................................   F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and
 1999 ................................................................................   F-6
Notes to Consolidated Financial Statements ...........................................   F-7

(A) 2. FINANCIAL STATEMENT SCHEDULES

     Not applicable


(B) REPORTS FILED ON FORM 8-K.

     Report filed on October 20, 2001 announcing that L-3 Communications Holdings, Inc. has sold $350.0 million in 4% Senior Subordinated Convertible Contingent Debt Securities due 2011 in a private placement, and announced its third quarter 2001 results of operations.

     Report filed on December 19, 2001, designating certain domestic subsidiaries as additional guarantors of the debt of L-3 Communications, and regarding the financial statements for the year ended December 31, 2000 of EER Systems, Inc.


(C) EXHIBITS

     Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference to such previous filings.

 EXHIBIT NO.                                   DESCRIPTION OF EXHIBIT
------------- ----------------------------------------------------------------------------------------
 3.1          Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement of Form S-1 No.
               333-46975).
 3.2          By laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 No. 333-46975)
 4.1          Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the
              Registrant's Registration Statement on Form S-1 No. 333-46975).
10.3          Indenture dated as of April 30, 1997 ("1997 Indenture") between L-3 Communications
              Corporation and The Bank of New York, as Trustee (incorporated by reference to
              Exhibit 4.1 to L-3 Communications Corporation's Registration Statement on Form S-4
              No. 333-31649).
10.6          Employment Agreement dated April 30, 1997 between Frank C. Lanza and L-3
              Communications Holdings, Inc. (incorporated by reference to Exhibit 10.5 to the
              Registrant's Registration Statement on Form S-1 No. 333-46975).
10.7          Employment Agreement dated April 30, 1997 between Robert V. LaPenta and L-3
              Communications Holdings, Inc. (incorporated by reference to Exhibit 10.51 to the
              Registrant Statement on Form S-1 No. 333-46975).
10.10         Form of Stock Option Agreement of Employee Options (incorporated by reference to
              Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 No. 333-46975).

     EXHIBIT NO.                                        DESCRIPTION OF EXHIBIT
--------------------- ------------------------------------------------------------------------------------------
         10.11        1997 Stock Option Plan for Key Employees (incorporated by reference to Exhibit 10.11 to Registrant's Registration Statement on Form S-1, No. 333-70125).
         10.12        Non-Qualified Stock Option Agreement dated as of April 30, 1997 by and between L-3
                      Communications Holdings, Inc. and Frank C. Lanza (incorporated by reference to
                      Exhibit 10.12 to Registrant" Registration Statement on Form S-1, No. 333-70125).
         10.13        Non-Qualified Stock Option Agreement dated as of April 30, 1997 by and between L-3
                      Communications Holdings, Inc. and Robert V. LaPenta (incorporated by reference to
                      Exhibit 10.13 to Registrant's Registration Statement on Form S-1, No. 333-70125).
         10.15        Option Plan for Non-Employee Directors of L-3 Communication's Holdings, Inc.
                      (incorporated by reference to Exhibit 10.15 to Registrant's annual report on Form 10-K filed on March 31, 1999).
         10.16        1999 Long Term Performance Plan dated as of April 27, 1999 (incorporated by reference to Exhibit 10.16 to the Registrant's annual report on Form 10-K filed on March 30,
                      2000).
         10.20        L-3 Communications Corporation Pension Plan (incorporated by reference to Exhibit
                      10.10 to the Registrant's Registration Statement on Form S-1 No. 333-46975).
         10.25        L-3 Communications Corporation Employee Stock Purchase Plan (incorporated by reference to Appendix A of the Registrants' Definitive Proxy Statement filed April 2,
                      2001).
         10.31        Indenture dated as of May 22, 1998 ("May 1998 Indenture") between L-3
                      Communications Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.6 to L-3 Communications Corporation's Registration Statement
                      on Form S-4 No. 333-70199).
         10.32        Indenture dated as of December 11, 1998 ("December 1998 Indenture") among L-3
                      Communications Corporation, the Guarantors named therein and The Bank of New
                      York, as Trustee (incorporated by reference to Exhibit 10.32 to Registrant's Registration
                      Statement on Form S-1, No. 333-70125).
         10.33        Indenture dated as of November 21, 2000 ("2000 Indenture") among L-3
                      Communications Holdings, Inc., the Guarantors named therein and the Bank of New
                      York, as Trustee (incorporated by reference to Exhibit 10.33 of the Registrants' Annual
                      Report on Form 10-K for the year ended December 31, 2000).
       **10.40        Third Amended and Restated Credit Agreement dated as of May 16, 2001 among L-3
                      Communications Corporation, the lenders named therein and the other parties thereto.
       **10.41        Second Amended and Restated 364-Day Credit Agreement dated as of May 16, 2001 among L-3 Communications Corporation, the lenders named therein and the other parties thereto.
       **10.42        First Amendment to Third Amended and Restated Credit Agreement dated as of
                      October 17, 2001 among L-3 Communications Corporation, the lenders named therein and the other parties thereto.
       **10.43        First Amendment to Second Amended and Restated 364-Day Credit Agreement dated as of October 17, 2001 among L-3 Communications Corporation, the lenders named therein and the other parties thereto.
       **10.44        Second Amendment to Third Amended and Restated Credit Agreement dated as of
                      February 25, 2002 among L-3 Communications Corporation, the lenders named therein and the other parties thereto.
       **10.45        Consent and Second Amendment to Second Amended and Restated 364-Day Credit
                      Agreement dated as of February 25, 2002 among L-3 Communications Corporation, the lenders named therein and the other parties thereto.
       **10.50        Bridge Loan Agreement dated as of March 8, 2002 among L-3 Communications
                      Corporation, L-3 Communications Holdings, Inc., the lenders and guarantors named therein and the other parties thereto.
       **10.51      Indenture dated as of March 8, 2002 among L-3 Communications Corporation, The
                    Bank of New York, as trustee, and the guarantors named therein.


      EXHIBIT NO.                                         DESCRIPTION OF EXHIBIT
----------------------- -----------------------------------------------------------------------------------------
       **10.52      Debt Registration Rights Agreement dated as of March 8, 2002 among L-3
                    Communications Corporation, Lehman Brothers Inc., Banc of America Bridge LLC,
                    Banc of America Securities LLC, Credit Suisse First Boston Corporation, Credit Suisse
                    First Boston, Caymen Islands branch, Lehman Commercial Paper Inc. and the guarantors named therein.
         10.53      Indenture dated as of October 24, 2001 ("2001 Indenture") among L-3 Communications
                    Holdings, Inc., the guarantors named therein and Lehman Brothers Inc., Bear, Stearns &
                    Co., and Credit Suisse First Boston Corporation as initial purchasers (Incorporated by reference to Exhibit 4.f of our registration Statement on Form S-3, No. 333-75558).
       **10.54      Supplemental Indenture dated as of November 9, 2001 among L-3 Communications
                    Corporation, The Bank of New York, as trustee, and the guarantors named therein to the 1997 Indenture.
       **10.55      Supplemental Indenture dated as of November 9, 2001 among L-3 Communications
                    Corporation, The Bank of New York, as trustee, and the guarantors named therein to the May 1998 Indenture.
       **10.56      Supplemental Indenture dated as of November 9, 2001 among L-3 Communications
                    Corporation, The Bank of New York, as trustee, and the guarantors named therein to the December 1998 Indenture.
       **10.57      Supplemental Indenture dated as of November 9, 2001 among L-3 Communications
                    Corporation, L-3 Holdings, Inc., The Bank of New York, as trustee, and the guarantors named therein to the 2000 Indenture.
       **10.58      Supplemental Indenture dated as of November 9, 2001 among L-3 Communications
                    Corporation, L-3 Holdings, Inc., The Bank of New York, as trustee, and the guarantors named therein to the 2001 Indenture.
       **10.59      Asset Purchase Agreement dated as of January 11, 2002 among Raytheon Company,
                    Raytheon Australia Pty Ltd. and L-3 Communications Corporation.
       **10.60      Amendment dated as of March 8, 2002 among Raytheon Company, Raytheon Australia
                    Pty Ltd., L-3 Communications Corporation, L-3 Communications Integrated Systems L.P.
                    and L-3 Communications Australia Pty Ltd to the Asset Purchase Agreement dated as of January 11, 2002.
         10.91      Asset Purchase Agreement relating to the Honeywell TCAS Business by and among
                    Honeywell Inc., L-3 Communications Corporation and, solely in respect of the Guaranty in Article XIV, Honeywell International Inc. dated as of February 10, 2000 (incorporated by reference to Exhibit 10.91 of the Registrants' Annual Report on Form 10-K for the
                    year ended December 31, 2000).
         10.92      Asset Purchase and Sale Agreement, dated January 7, 2000 by and between L-3
                    Communications Corporation and Raytheon Company (incorporated by reference to
                    Exhibit 10.92 of the Registrants' Annual Report on Form 10-K for the year ended
                    December 31, 2000).
        *11         L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and
                    Diluted Earnings Per Share.
       **12         Ratio of Earnings to Fixed Charges.
       **21         Subsidiaries of the Registrant.
       **23.1       Consent of PricewaterhouseCoopers LLP.

----------
* The information required in this exhibit is presented on Note 10 to the Consolidated Financial Statements as of December 31, 2001 in accordance with the provisions of SFAS No. 128, Earnings Per Share.

**    Filed herewith

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on March 18, 2002.


                             L-3 COMMUNICATIONS HOLDINGS, INC.
                             L-3 COMMUNICATIONS CORPORATION


                             By: /s/ Robert V. LaPenta
                                ------------------------------------
                                Name: Robert V. LaPenta
                                Title: President and Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrants on March 18, 2002 and in the capacities indicated.

             SIGNATURE                                          TITLE
-----------------------------------   --------------------------------------------------------
         /s/ Frank C. Lanza           Chairman, Chief Executive Officer (Principal
-----------------------------------   Executive Officer) and Director
           Frank C. Lanza

          /s/ Robert V. LaPenta       President, Chief Financial Officer (Principal Financial
-----------------------------------   Officer) and Director
           Robert V. LaPenta

        /s/ Michael T. Strianese      Senior Vice President, Finance (Principal Accounting
-----------------------------------   Officer)
            Michael T. Strianese

         /s/ Thomas A. Corcoran       Director
-----------------------------------
            Thomas A. Corcoran

          /s/ Robert B. Millard       Director
-----------------------------------
            Robert B. Millard

           /s/ John E. Montague       Director
-----------------------------------
            John E. Montague

        /s/ John M. Shalikashvili     Director
-----------------------------------
            John M. Shalikashvili

         /s/ Arthur L. Simon          Director
-----------------------------------
            Arthur L. Simon

         /s/ Alan H. Washkowitz       Director
-----------------------------------
            Alan H. Washkowitz

                         INDEX TO FINANCIAL STATEMENTS

     Consolidated Financial Statements as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999.



Report of Independent Auditors .......................................................   F-2

Consolidated Balance Sheets as of December 31, 2001 and December 31, 2000 ............   F-3

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and
 1999 ................................................................................   F-4

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001,
 2000 and 1999 .......................................................................   F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and
 1999 ................................................................................   F-6

Notes to Consolidated Financial Statements ...........................................   F-7

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of L-3 Communications Holdings, Inc.

We have audited the accompanying consolidated balance sheets of L-3 Communications Holdings, Inc. ("L-3 Holdings") and L-3 Communications Corporation ("L-3 Communications") and subsidiaries (collectively, the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of L-3 Holdings and L-3 Communications and subsidiaries as of December 31, 2001 and 2000 and their respective consolidated results of operations and cash flows for each of the three years ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                                  /s/ PricewaterhouseCoopers LLP


1177 Avenue of the Americas
New York, New York
February 4, 2002

                      L-3 COMMUNICATIONS HOLDINGS , INC.
                      AND L-3 COMMUNICATIONS CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        DECEMBER 31,
                                                               ------------------------------
                                                                    2001            2000
                                                               -------------   --------------
                            ASSETS
Current assets:
 Cash and cash equivalents .................................    $  361,022       $   32,680
 Contracts in process ......................................       801,824          700,133
 Deferred income taxes .....................................        62,965           89,732
 Other current assets ......................................        12,774            7,025
                                                                ----------       ----------
   Total current assets ....................................     1,238,585          829,570
                                                                ----------       ----------
Property, plant and equipment, net .........................       203,374          156,128
Intangibles, primarily goodwill ............................     1,711,551        1,371,368
Deferred income taxes ......................................        97,883           57,111
Deferred debt issue costs ..................................        40,190           29,907
Other assets ...............................................        43,850           19,460
                                                                ----------       ----------
   Total assets ............................................    $3,335,433       $2,463,544
                                                                ==========       ==========
              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable, trade ...................................    $  129,538       $  159,901
 Accrued employment costs ..................................       126,981          102,606
 Accrued expenses ..........................................        38,823           55,576
 Customer advances .........................................        74,060           55,203
 Accrued interest ..........................................        13,288           16,335
 Income taxes ..............................................        16,768            7,251
 Other current liabilities .................................       124,819           71,797
                                                                ----------       ----------
   Total current liabilities ...............................       524,277          468,669
                                                                ----------       ----------
Pension and postretirement benefits ........................       155,052          105,523
Other liabilities ..........................................        57,063          101,783
Long-term debt .............................................     1,315,252        1,095,000
                                                                ----------       ----------
   Total liabilities .......................................     2,051,644        1,770,975
Minority interest ..........................................        69,897               --
Commitments and contingencies
Shareholders' equity:
 L-3 Holdings' common stock; $.01 par value; authorized
   100,000,000 shares, issued and outstanding 39,248,313 and
   33,606,645 shares (L-3 Communications' common stock;
   $.01 par value, 100 shares authorized, issued and
   outstanding) ............................................       939,037          515,926
 Retained earnings .........................................       301,730          186,272
 Unearned compensation .....................................        (3,205)          (2,457)
 Accumulated other comprehensive loss ......................       (23,670)          (7,172)
                                                                ----------       ----------
Total shareholders' equity .................................     1,213,892          692,569
                                                                ----------       ----------
   Total liabilities and shareholders' equity ..............    $3,335,433       $2,463,544
                                                                ==========       ==========

                See notes to consolidated financial statements.

                      L-3 COMMUNICATIONS HOLDINGS , INC.
                       AND L-3 COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------
                                                     2001              2000              1999
                                               ---------------   ---------------   ---------------
Sales ......................................     $ 2,347,422       $ 1,910,061       $ 1,405,462
Costs and expenses .........................       2,072,092         1,687,343         1,254,976
                                                 -----------       -----------       -----------
Operating income ...........................         275,330           222,718           150,486
Interest and other income ..................           1,739             4,393             5,534
Interest expense ...........................          86,390            93,032            60,590
Minority interest ..........................           4,457                --                --
                                                 -----------       -----------       -----------
Income before income taxes .................         186,222           134,079            95,430
Provision for income taxes .................          70,764            51,352            36,741
                                                 -----------       -----------       -----------
Net income .................................     $   115,458       $    82,727       $    58,689
                                                 ===========       ===========       ===========
L-3 Holdings' earnings per common share:
 Basic .....................................     $      3.08       $      2.48       $      1.83
                                                 ===========       ===========       ===========
 Diluted ...................................     $      2.95       $      2.37       $      1.75
                                                 ===========       ===========       ===========
L-3 Holdings' weighted average common shares
 outstanding:
 Basic .....................................          37,440            33,355            32,107
                                                 ===========       ===========       ===========
 Diluted ...................................          42,719            34,953            33,516
                                                 ===========       ===========       ===========



                See notes to consolidated financial statements.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                (IN THOUSANDS)

                                                L-3 HOLDINGS'
                                                 COMMON STOCK    ADDITIONAL
                                                 SHARES   PAR     PAID-IN    RETAINED
                                                ISSUED   VALUE    CAPITAL    EARNINGS
                                               -------- ------- ----------- ----------
Balance December 31, 1998 ....................  27,402   $274    $264,495    $ 44,856
Comprehensive income:
 Net income ..................................                                 58,689
 Minimum pension liability adjustment ........
 Unrealized loss on securities ...............
 Foreign currency translation adjustment

Shares issued:
 Sale of common stock ........................   5,000     50     201,763
 Employee benefit plans ......................     163      2       6,991
 Acquisition consideration ...................     151      2       6,432
 Exercise of stock options ...................      79     --       1,764
Grant of restricted stock ....................                      1,921
Amortization of unearned compensation ........  ------   ----    --------    --------
Balance December 31, 1999 ....................  32,795    328     483,366     103,545
Comprehensive income:
 Net income ..................................                                 82,727
 Minimum pension liability adjustment,
  net of ($553) tax benefit...................
 Foreign currency translation adjustment
 Unrealized loss on securities, net of
  ($2,316) tax benefit........................

Shares issued:
 Employee benefit plans ......................     235      2      12,640
 Exercise of stock options ...................     577      6      18,056
Grant of restricted stock ....................                      1,512
Amortization of unearned compensation ........
Other ........................................                         16
                                                ------   ----    --------    --------
Balance December 31, 2000 ....................  33,607    336     515,590     186,272
Comprehensive income:
 Net income ..................................                                115,458
 Minimum pension liability adjustment,
  net of ($11,955) tax benefit................
 Foreign currency translation
  adjustment, net of ($164) tax benefit ......
 Unrealized loss on securities, net of
  $111 tax benefit ...........................
 Unrealized loss on securities reclassified
  into net income, net of $2,274 tax
  expense ....................................
 Unrealized losses on hedging
  instruments, net of ($100) tax benefit......

Shares issued:
 Sale of common stock ........................   4,575     46     353,576
 Employee benefit plans ......................     208      2      16,866
 Acquisition consideration ...................     294      3      17,354
 Exercise of stock options ...................     564      6      28,258
Employee stock purchase plan
 contributions ...............................                      4,861
Grant of restricted stock ....................                      2,118
Amortization of unearned compensation.........
Other ........................................                         21
                                                ------   ----    --------    --------
Balance December 31, 2001 ....................  39,248   $393    $938,644    $301,730
                                                ======   ====    ========    ========



                                                                ACCUMULATED
                                                                   OTHER
                                                  UNEARNED     COMPREHENSIVE
                                                COMPENSATION   INCOME (LOSS)      TOTAL
                                               -------------- -------------- --------------
Balance December 31, 1998 ....................    $      -      $  (9,651)     $  299,974
Comprehensive income:
 Net income ..................................                                     58,689
 Minimum pension liability adjustment ........                      9,443           9,443
 Unrealized loss on securities ...............                       (970)           (970)
 Foreign currency translation adjustment                           (1,225)         (1,225)
                                                                               ----------
                                                                                   65,937
Shares issued:
 Sale of common stock ........................                                    201,813
 Employee benefit plans ......................                                      6,993
 Acquisition consideration ...................                                      6,434
 Exercise of stock options ...................                                      1,764
Grant of restricted stock ....................      (1,921)                            --
Amortization of unearned compensation ........         260                            260
                                                  --------       --------      ----------
Balance December 31, 1999 ....................      (1,661)        (2,403)        583,175
Comprehensive income:
 Net income ..................................                                     82,727
 Minimum pension liability adjustment,
  net of ($553) tax benefit...................                       (819)           (819)
 Foreign currency translation adjustment                           (1,222)         (1,222)
 Unrealized loss on securities, net of
  ($2,316) tax benefit........................                     (2,728)         (2,728)
                                                                               ----------
                                                                                   77,958
Shares issued:
 Employee benefit plans ......................                                     12,642
 Exercise of stock options ...................                                     18,062
Grant of restricted stock ....................      (1,512)                            --
Amortization of unearned compensation ........         716                            716
Other ........................................                                         16
                                                  --------       --------      ----------
Balance December 31, 2000 ....................      (2,457)        (7,172)        692,569
Comprehensive income:
 Net income ..................................                                    115,458
 Minimum pension liability adjustment,
  net of ($11,955) tax benefit................                    (19,519)        (19,519)
 Foreign currency translation
  adjustment, net of ($164) tax benefit ......                       (268)           (268)
 Unrealized loss on securities, net of
  $111 tax benefit ...........................                       (180)           (180)
 Unrealized loss on securities reclassified
  into net income, net of $2,274 tax
  expense ....................................                      3,632           3,632
 Unrealized losses on hedging
  instruments, net of ($100) tax benefit......                       (163)           (163)
                                                                               ----------
                                                                                   98,960
Shares issued:
 Sale of common stock ........................                                    353,622
 Employee benefit plans ......................                                     16,868
 Acquisition consideration ...................                                     17,357
 Exercise of stock options ...................                                     28,264
Employee stock purchase plan
 contributions ...............................                                      4,861
Grant of restricted stock ....................      (2,118)                            --
Amortization of unearned compensation.........       1,370                          1,370
Other ........................................                                         21
                                                  --------      ---------      ----------
Balance December 31, 2001 ....................    $ (3,205)     $ (23,670)     $1,213,892
                                                  ========      =========      ==========

                See notes to consolidated financial statements.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)

                                                                              YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------------
                                                                         2001           2000            1999
                                                                    -------------   ------------   -------------
OPERATING ACTIVITIES:
Net income ......................................................    $  115,458      $   82,727     $   58,689
Goodwill amortization ...........................................        42,606          35,327         20,970
Depreciation and other amortization .............................        44,345          38,927         32,748
Amortization of deferred debt issue costs .......................         6,388           5,724          3,904
Minority interest ...............................................         4,457              --             --
Deferred income tax provision ...................................        52,638          25,103         28,831
Other noncash items .............................................        17,576          12,517          6,617
Changes in operating assets and liabilities, net of amounts
acquired:
 Contracts in process ...........................................       (40,652)        (66,402)       (61,670)
 Other current assets ...........................................         1,643          (2,599)           (70)
 Other assets ...................................................       (12,033)           (416)           552
 Accounts payable ...............................................       (43,165)         38,065          2,896
 Accrued employment costs .......................................        11,931           6,239          2,052
 Accrued expenses ...............................................       (20,300)          2,274         (6,280)
 Customer advances ..............................................        12,627         (17,087)         5,766
 Accrued interest ...............................................        (3,047)          3,637          5,985
 Income taxes ...................................................        14,431          13,161          3,917
 Other current liabilities ......................................       (37,555)        (59,286)       (13,554)
 Pension and postretirement benefits ............................         4,550          (7,214)         1,788
 Other liabilities ..............................................         1,423           1,959          7,102
 All other operating activities .................................          (353)          1,149         (1,225)
                                                                     ----------      ----------     ----------
Net cash from operating activities ..............................       172,968         113,805         99,018
                                                                     ----------      ----------     ----------
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired .................      (446,911)       (599,608)      (272,195)
Proceeds from sale of interest in subsidiary ....................        75,206              --             --
Capital expenditures ............................................       (48,121)        (33,580)       (23,456)
Disposition of property, plant and equipment ....................         1,237          18,060          6,713
Other investing activities ......................................        (6,301)          6,905          4,136
                                                                     ----------      ----------     ----------
Net cash (used in) investing activities .........................      (424,890)       (608,223)      (284,802)
                                                                     ----------      ----------     ----------
FINANCING ACTIVITIES:
Borrowings under revolving credit facility ......................       316,400         858,500         74,700
Repayment of borrowings under revolving credit facility .........      (506,400)       (668,500)       (74,700)
Proceeds from sale of convertible senior subordinated notes             420,000         300,000             --
Proceeds from sale of L-3 Holdings' common stock, net ...........       353,622              --        201,582
Debt issuance costs .............................................       (16,671)        (12,916)          (323)
Proceeds from exercise of stock options .........................        16,325           8,954            658
Employee stock purchase plan contributions ......................         4,861              --             --
Distributions to minority interest ..............................        (2,530)             --             --
Other financing activities ......................................        (5,343)         (1,728)           525
                                                                     ----------      ----------     ----------
Net cash from financing activities ..............................       580,264         484,310        202,442
                                                                     ----------      ----------     ----------
Net increase (decrease) in cash .................................       328,342         (10,108)        16,658
Cash and cash equivalents, beginning of period ..................        32,680          42,788         26,130
                                                                     ----------      ----------     ----------
Cash and cash equivalents, end of period ........................    $  361,022      $   32,680     $   42,788
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

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


1. DESCRIPTION OF BUSINESS

     L-3 Communications Holdings, Inc. derives all its operating income and cash flow from its wholly-owned subsidiary L-3 Communications Corporation ("L-3 Communications"). L-3 Communications Holdings, Inc. ("L-3 Holdings", and together with its subsidiaries, "L-3" or "the Company") is a merchant supplier of sophisticated secure communication systems and specialized products. The Company produces secure, high data rate communication systems, training and simulation systems, engineering development and integration support, avionics and ocean products, fuzing products, telemetry, instrumentation, space and guidance products and microwave components. These systems and products are critical elements of virtually all major communication, command and control, intelligence gathering and space systems. The Company's systems and specialized products are used to connect a variety of airborne, space, ground- and sea-based communication systems and are used in the transmission, processing, recording, monitoring and dissemination functions of these communication systems. The Company's customers include the U.S. Department of Defense ("DoD"), certain U.S. Government intelligence agencies, major aerospace and defense contractors, foreign governments, commercial customers and certain other U.S. federal, state and local government agencies. The Company has two reportable segments, Secure Communication Systems and Specialized Products.

     Secure Communication Systems. This segment provides secure, high data rate communication systems for military and other U.S. Government reconnaissance and surveillance applications. The major secure communication programs and systems include:

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

    o communication systems for surface and undersea vessels and manned space flights; and

    o  wide-area security systems.

     The Secure Communication Systems segment includes the training and simulation business, which produces advanced simulation and training products, with high-fidelity representations of cockpits and operator stations for aircraft and vehicle system simulation. This segment also provides a wide range of engineering development and integration support to the DoD and other government agencies, a full range of teaching, training, logistic and training device support services to domestic and international military customers, and custom ballistic targets for the DoD.

     Specialized Products. This segment supplies products to military and commercial customers, and focuses on niche markets in which the Company believes it can achieve a market leadership position. This reportable segment includes three product categories:

    o avionics and ocean products including aviation and maritime recorders, airborne collision avoidance products, displays, antennas, acoustic undersea warfare products, naval power distribution, conditioning, switching and protection equipment, premium fuzing products and aircraft modernization;

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



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION: The accompanying financial statements comprise the consolidated financial statements of L-3 Holdings and L-3 Communications. L-3 Holdings' only asset is its investment in L-3 Communications. The only obligations of L-3 Holdings are the 5 1/4% Convertible Senior Subordinated Notes and the 4% Senior Subordinated Convertible Contingent Debt Securities. L-3 Holdings has also guaranteed the borrowings under the senior credit facilities of L-3 Communications. Because obligations of L-3 Holdings have been jointly, severally, fully and unconditionally guaranteed by L-3 Communications and certain of its domestic subsidiaries, such debt has been reflected as debt of L-3 Communications in its consolidated financial statements in accordance with the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin ("SAB") No. 54. In addition, all issuances of equity securities including grants of stock options and restricted stock by L-3 Holdings to employees of L-3 Communications have been reflected in the consolidated financial statements of L-3 Communications. As a result, the consolidated financial positions, results of operations and cash flows of L-3 Holdings and L-3 Communications are substantially the same.

     PRINCIPLES OF CONSOLIDATION: The consolidated financial statements of the Company include all wholly-owned and significant majority-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation. Investments over which the Company has significant influence but does not have voting control are accounted for by the equity method.

     CASH AND CASH EQUIVALENTS: Cash equivalents consist of highly liquid investments with a maturity of three months or less at time of purchase.

     REVENUE RECOGNITION: The substantial majority of the Company's direct and indirect sales to the U.S. Government and certain of the Company's sales to foreign governments and commercial customers are made pursuant to written contractual arrangements or "contracts" to design, develop, manufacture and or modify complex products, and to the specifications of the buyers (customers) or to provide services related to the performance of such contracts. These contracts are within the scope of the American Institute of Certified Public Accountants Statement of Position 81-1 Accounting for Performance of Construction -- Type and Certain Production-Type Contracts ("SOP 81-1"), and sales and profits on them are recognized using percentage-of-completion methods of accounting. Sales and profits on fixed-price production contracts whose units are produced and delivered in a continuous or sequential process are recorded as units are delivered based on their selling prices (the "units-of-delivery" method). Sales and profits on other fixed-price contracts are recorded based on the ratio of total actual incurred costs to date to the total estimated costs for each contract (the "cost-to-cost method.") Sales and fees on cost-reimbursable contracts are recognized as costs are incurred. Amounts representing contract change orders or claims are included in sales only when they can be reliably estimated and their realization is reasonably assured. Losses on contracts are recognized in the period in which they are determined. The impact of revisions of contract estimates, which may result from contract modifications, performance or other reasons, are recognized on a cumulative catch-up basis in the period in which the revisions are made.

     Sales on arrangements that are not within the scope of SOP 81-1 are recognized in accordance with the SEC's SAB No. 101. Sales are recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been performed, the selling price to the buyer is fixed or determinable and collectibility is reasonably assured.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     CONTRACTS IN PROCESS: For the Company's contracts that are within the scope of SOP 81-1, accumulated costs incurred that are allowable under the terms of the contract and profits earned on contract sales are reported in Contracts in Process. Billed Receivables represent the uncollected portion of amounts recorded as sales and billed to customers, including those amounts for sales arrangements that are not within the scope of SOP 81-1. Unbilled Contract Receivables represent accumulated recoverable costs and earned profits or losses on contracts in process that have been recorded as sales, but have not yet been billed to customers. Inventoried Contract Costs represent recoverable incurred costs on contracts in process. Incurred contract costs include direct costs and overhead costs, and for U.S. Government contracts and contracts with prime contractors or subcontractors of the U.S. Government, general and administrative costs, independent research and development costs and bid and proposal costs. Contracts in Process also contain amounts relating to contracts and programs with long performance cycles, a portion of which may not be realized within one year. Provisions for contracts in a loss position in excess of the amounts included in Contracts in Process represent the unrecoverable costs on the loss contracts that will be incurred in future periods and are reported in Estimated Costs in Excess of Billings to Complete Contracts in Process, which is a component of Other Current Liabilities and Other Liabilities. Under the contractual arrangements on certain contracts with the U.S. Government, the Company receives progress payments as it incurs costs. The U.S. Government has a security interest in the Unbilled Contract Receivables and Inventoried Contract Costs to which progress payments have been applied, and such progress payments are reflected as a reduction of the related Unbilled Contract Receivables and Inventoried Contract Costs. Customer Advances are classified as current liabilities.

     Inventories other than Inventoried Contract Costs are stated at the lower of cost or market primarily using the average cost method.

     DERIVATIVE FINANCIAL INSTRUMENTS: In connection with its risk management and financial derivatives, the Company has entered into interest rate swap agreements, interest rate cap and floor contracts and foreign currency forward contracts. The interest rate swap agreements are accounted for as fair value hedges. The foreign currency forward contracts are accounted for as cash flow hedges. The embedded derivatives related to the issuance of the Company's debt is recorded at fair value with changes reflected in the statement of operations. The differential to be paid or received as interest rates change on the interest rate swap agreements is recorded as an adjustment to interest expense.

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

     INTANGIBLES: Intangibles consist primarily of the excess of the purchase cost of acquired businesses over the fair value of identifiable net assets acquired ("goodwill"). Goodwill related to acquisitions consummated after June 30, 2001 is not amortized. Other intangibles are amortized on a straight-line basis over periods ranging from 5 to 15 years. Accumulated goodwill amortization was $117,975 at December 31, 2001 and $76,001 at December 31, 2000. The carrying amount of goodwill is evaluated on a recurring basis. Current and estimated future profitability and undiscounted cash flows excluding financing costs of the acquired businesses are the primary indicators used to assess the recoverability of goodwill. For the years ended December 31, 2001 and 2000, there were no material adjustments to the carrying amounts of goodwill resulting from these evaluations (see Recently Issued Accounting Standards below for a description of changes in accounting for goodwill).

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     INCOME TAXES: The Company provides for income taxes using the liability method. Deferred income tax assets and liabilities reflect tax carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes, as determined under enacted tax laws and rates. The effect of changes in tax laws or rates is accounted for in the period of enactment.

     RESEARCH AND DEVELOPMENT: Research and development costs sponsored by the Company include bid and proposal costs related to government products and services. These costs generally are allocated among all contracts in progress under U.S. Government contractual arrangements. Customer-funded research and development costs, including software development costs, incurred pursuant to contracts are accounted for as direct contract costs. Other software development costs incurred after establishing technological feasibility are capitalized and are amortized on a product by product basis using the amount that is the greater of the straight line method over the useful life or the ratio of current revenues to total estimated revenues.

     STOCK OPTIONS: Compensation expense for stock options is recognized in income based on the excess, if any, of L-3 Holdings' fair value of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. When the exercise price for stock options granted to employees equals or exceeds the fair value of the L-3 Holdings common stock at the date of grant, the Company does not recognize compensation expense. See Note 12 for the fair value pro forma disclosure of stock-based compensation.

     USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs and expenses during the reporting period. The most significant of these estimates and assumptions relate to contract estimates of sales and estimated costs to complete contracts in process, estimates of market values for inventories reported at lower of cost or market, estimates of pension and postretirement benefit obligations, recoverability of recorded amounts of fixed assets and goodwill, income taxes, litigation and environmental obligations. Actual results could differ from these estimates.

     RECENTLY ISSUED ACCOUNTING STANDARDS: In July 2001, the FASB issued SFAS No. 141, Business Combinations, which supersedes Accounting Principles Board Opinion ("APB") No. 16, Business Combinations. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill. In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets, which supersedes APB No. 17, Intangible Assets. SFAS No. 142 revises the standards for accounting for goodwill and intangible assets. SFAS No. 142 requires that goodwill and indefinite lived identifiable intangible assets shall no longer be amortized, but be tested for impairment at least annually. SFAS No. 142 also requires that the amortization period of identifiable intangible assets with finite lives be no longer limited to forty years. The provisions of SFAS No. 142 are effective beginning January 1, 2002, with full implementation of the impairment measurement provisions completed by December 31, 2002. Effective January 1, 2002, the Company will not record goodwill amortization expense, but will be required to amortize identifiable intangibles with finite lives. Goodwill amortization expense for the year ended December 31, 2001 was $42,606.

     In August of 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 applies to legal obligations associated with the retirement of tangible long-lived assets that

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

result from the acquisition, construction, development or normal operation of a long-lived asset, except for certain obligations of lessees. This statement does not apply to obligations that arise solely from a plan to dispose of a long-lived asset. SFAS No. 143 requires that estimated asset retirement costs be measured at their fair values and recognized as assets and depreciated over the useful life of the related asset. Similarly, liabilities for the present value of asset retirement obligations are to be recognized and accreted as interest expense each year to their estimated future value until the asset is retired. These provisions will be applied to existing asset retirement obligations as of the adoption date as a cumulative-effect of a change in accounting policy. SFAS No. 143 is effective for the Company's fiscal years beginning January 1, 2003. SFAS No. 143 will not have a material effect on the Company's consolidated results of operations and financial position.

     In October of 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB No. 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 expands the scope of accounting for disposals to include all components of an entity, including reportable segments and operating segments, reporting units, subsidiaries and certain asset groups. It requires the gain or loss on disposal to be measured as the difference between (1) the fair value less the costs to sell and (2) the carrying value of the component, and such gain or loss cannot include the estimated future operating losses of the component, which were included in the gain or loss determination under APB No. 30. SFAS No. 144 also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS No. 144 are effective for the Company's fiscal years beginning January 1, 2002, and interim periods within those fiscal years. SFAS No. 144 will not have a material effect on the Company's consolidated results of operations and financial position.

     RECLASSIFICATIONS: Certain reclassifications have been made to conform prior-year amounts to the current-year presentation.


3. ACQUISITIONS, DIVESTITURES AND OTHER TRANSACTIONS

     On October 3, 2001, the Company announced that it had signed a definitive agreement with Spar Aerospace Limited ("Spar"), a leading provider of high-end aviation product modernization, pursuant to which L-3 offered to acquire all of the outstanding common stock of Spar for Cdn$15.50 per share or approximately Cdn$182,000, net of cash to be acquired of approximately Cdn$47,500. The acquisition of Spar provides the Company significant opportunity for pull-through sales of its avionics products. The acquisition also opens up the Canadian and worldwide high-end aviation product modernization marketplace to the Company.

     On November 23, 2001, the Company acquired 65.8% of the outstanding common stock of Spar for $97,223 in cash and acquired control of Spar and the ability to require the remaining stockholders to tender their shares. The Company acquired an additional 4.5% of the outstanding common stock of Spar for $7,855 in cash, during the remainder of 2001. Additional consideration of $43,641 for the remaining outstanding common stock of Spar at December 31, 2001, that the Company acquired and paid for in January 2002, has been recorded in other current liabilities in the consolidated balance sheet at December 31, 2001. During January 2002, the Company completed the acquisition and paid for the remaining outstanding common stock of Spar.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The table below presents a summary of the preliminary estimates of fair values of the assets acquired and liabilities assumed on the date the Company obtained a majority ownership interest in Spar.

Cash .....................................................         $ 29,460
Other current assets .....................................           33,108
Property, plant and equipment ............................           12,565
Goodwill .................................................          104,289
Other non-current assets .................................              229
                                                                   --------
 Total assets acquired ...................................          179,651
                                                                   --------
Current liabilities ......................................           23,816
Long-term liabilities ....................................            7,116
                                                                   --------
 Total liabilities assumed ...............................           30,932
                                                                   --------
 Net assets acquired .....................................         $148,719
                                                                   ========

     The goodwill was assigned to the Specialized Products segment and is not deductible for tax purposes.

     During the fourth quarter of 2001, the Company acquired three other businesses for an aggregate purchase price of $137,290 in cash plus acquisition costs, subject to adjustment based on the closing date net assets or net working capital of the acquired business and, in one case, additional purchase price contingent upon the post-acquisition performance of the acquired company. The Company acquired:

   (1) the net assets of SY Technology, Inc. ("SY"), a provider of air warfare simulation services, on December 31, 2001. This acquisition is subject to additional purchase price not to exceed $4,800 which is contingent upon the financial performance of SY for the year ended December 31, 2001, and the years ending December 31, 2002 and 2003;

   (2) the net assets of Bulova Technologies, a producer of military fuzes that prevent the inadvertent firing and detonation of weapons during handling, on December 19, 2001. Bulova Technology was later renamed BT Fuze Products ("BT Fuze"); and,

   (3) the common stock of Emergent Government Services Group ("Emergent"), a provider of engineering and information services to the U.S. Air Force, Army, Navy and intelligence agencies, on November 30, 2001. Following the acquisition we changed Emergent Government Services Group's name to L-3 Communications Analytics.

Based on the preliminary purchase price allocations, the goodwill recognized in the acquisitions of SY, BT Fuze and Emergent was $102,145, of which approximately $74,000 is expected to be fully deductible for tax purposes. Goodwill of $60,525 was assigned to the Secure Communication Systems segment and $41,620 was assigned to the Specialized Products segment.

     On May 4, 2001, the Company acquired all of the outstanding common stock of KDI Precision Products ("KDI") for $79,432 in cash including acquisition costs. On May 31, 2001, the Company acquired all of the outstanding common stock of EER Systems ("EER") for $119,533 in cash including acquisition costs, and additional purchase price not to exceed $10,000 which is contingent upon the financial performance of EER for the year ended December 31, 2001 and the year ending December 31, 2002.

     On February 10, 2000, the Company acquired the assets of the Training Devices and Training Services ("TDTS") business of Raytheon Company for $159,203 in cash including acquisition costs. Following the acquisition, the Company changed TDTS's name to L-3 Communications Link Simulation and Training ("Link Simulation and Training"). On February 14, 2000, the Company acquired the assets

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

of Trex Communications Corporation ("TrexCom") for $50,069 in cash including acquisition costs. On April 28, 2000, the Company acquired the Traffic Alert and Collision Avoidance System ("TCAS") product line from Honeywell Inc. for a purchase price of $239,988 in cash including acquisition costs. On June 30, 2000, the Company acquired all the outstanding common stock of MPRI Inc. ("MPRI") for $39,725 in cash including acquisition costs and $4,000 of additional purchase price that was based on the financial performance of MPRI for the year ended June 30, 2001. On December 29, 2000, the Company acquired all of the outstanding common stock of Coleman Research Corporation ("Coleman"), a subsidiary of Thermo Electron Corporation, for $60,565 in cash including acquisition costs, and additional purchase price not to exceed $5,000 which is contingent upon the financial performance of Coleman for the year ended December 31, 2001.

     Additionally, during the years ended December 31, 2001, 2000 and 1999, the Company purchased other businesses, which individually and in the aggregate were not material to its consolidated results of operations, financial position or cash flows in the year acquired.

     All of the acquisitions were financed with cash on hand or borrowings on bank credit facilities.

     All of the Company's acquisitions have been accounted for as purchase business combinations and are included in the Company's results of operations from their respective effective dates. The assets and liabilities recorded in connection with the purchase price allocations for the acquisitions of KDI, EER, Spar, Emergent, BT Fuze and SY are based upon preliminary estimates of fair values for contracts in process, estimated costs in excess of billings to complete contracts in process, inventories, identifiable intangibles and deferred taxes. Actual adjustments will be based on the final purchase prices and final appraisals and other analyses of fair values which are in process. The Company has valued acquired contracts in process at contract price, less the estimated costs to complete and an allowance for the Company's normal profit on its effort to complete such contracts. The preliminary assets and liabilities recorded in connection with the acquisitions of KDI, EER, Emergent, BT Fuze and SY were $367,570 and $31,214. The Company does not expect the differences between the preliminary and final purchase price allocations for the acquisitions to be material. Goodwill is amortized on a straight-line basis over periods of 40 years for KDI and EER. In accordance with SFAS No. 142, goodwill is not amortized for Spar, Emergent, BT Fuze and SY.

     Had the acquisitions of KDI, EER, SY, BT Fuze, Emergent and Spar and the related financing transactions occurred on January 1, 2001, the unaudited pro forma sales, net income and diluted earnings per share for the year ended December 31, 2001 would have been $2,638,700, $121,300 and $2.98. Had the acquisitions of TDTS, TrexCom, TCAS, MPRI, Coleman, KDI, EER, SY, BT Fuze, Emergent and Spar and the related financing transactions occurred on January 1, 2000 the unaudited pro forma sales, net income and diluted earnings per share for the year ended December 31, 2000 would have been $2,554,600, $103,700 and $2.62. The pro forma results are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the acquisitions and the related financing transactions occurred on January 1, 2000 and 2001.

     On January 14, 2002, the Company agreed to acquire Aircraft Integration Systems ("AIS"), a division of Raytheon Company, for $1,130,000 in cash plus acquisition costs. The acquisition is expected to close in March 2002. The acquisition is expected to be financed using cash on hand, borrowings under the Company's senior credit facilities and a $500,000 senior subordinated bridge loan. The Company expects to offer and sell approximately $1,000,000 of debt and equity securities during the first half of 2002, depending on capital market conditions, and use the proceeds from those offerings to repay the $500,000 senior subordinated bridge loan and the borrowings made under the senior credit facilities.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     On January 2, 2002, the Company agreed to acquire the detection system business of PerkinElmer for $100,000 in cash plus acquisition costs. The acquisition is subject to customary closing conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act and is expected to close by the end of the second quarter of 2002.

     On May 31, 2001, the Company sold a 30% interest in Aviation
Communications and Surveillance Systems LLC ("ACSS") which comprised the Company's TCAS business to Thales Avionics, a wholly owned subsidiary of Thales (formerly Thomson-CSF), for $75,206 of cash. L-3 continues to consolidate the financial statements of ACSS.

     Interest and other income for the year ended December 31, 2001 includes a gain of $6,966 from the sale of a 30% interest in ACSS which was largely offset by a $6,341 write-down in the carrying amount of an investment in common stock. Also included in interest and other income for 2001 is a charge of $515 to account for the increase, in accordance with SFAS No. 133, in the fair value assigned to the embedded derivatives in L-3 Holdings' $420,000 4% Senior Subordinated Contingent Debt Securities due 2011 sold in the fourth quarter of 2001, and a loss of $751 from an equity method investment. Interest and other income for the year ended December 31, 2000 includes gains of $14,940 from the sales of the Company's interests in certain businesses. These gains were largely offset by losses of $12,456 on the write-down in the carrying value of certain investments and intangible assets. The net proceeds from the sales were $19,638, and are included in Other Investing Activities on the Statement of Cash Flows.

     In March 2001, the Company settled certain items with a third party provider related to an existing services agreement. In connection with the settlement, L-3 received a net cash payment of $14,200. The payment represents a credit for fees being paid over the term of the services agreement and incremental costs incurred by the Company over the same period arising from performance deficiencies under the services agreement. These incremental costs include additional operating costs for material management, vendor replacement, rework, warranty, manufacturing and engineering support, and administrative activities. The $14,200 cash receipt was recorded as a reduction of costs and expenses in 2001.


4. CONTRACTS IN PROCESS

     The components of contracts in process are presented in the table below. The unbilled contract receivables, inventoried contract costs and unliquidated progress payments are principally related to contracts with the U.S. Government and prime contractors or subcontractors of the U.S. Government.

                                                                             DECEMBER 31,
                                                                      ---------------------------
                                                                           2001           2000
                                                                      -------------   -----------
Billed receivables, less allowances of $11,649 and $6,430 .........    $  330,795      $ 310,185
                                                                       ----------      ---------
Unbilled contract receivables .....................................       353,262        277,026
Less: unliquidated progress payments ..............................      (102,739)       (69,529)
                                                                       ----------      ---------
 Unbilled contract receivables, net ...............................       250,523        207,497
                                                                       ----------      ---------
Inventoried contract costs, gross .................................       110,244         83,808
Less: unliquidated progress payments ..............................        (6,575)        (5,685)
                                                                       ----------      ---------
 Inventoried contract costs, net ..................................       103,669         78,123
Inventories at lower of cost or market ............................       116,837        104,328
                                                                       ----------      ---------
 Total contracts in process .......................................    $  801,824      $ 700,133
                                                                       ==========      =========

     The Company believes that approximately $289,396 of the unbilled contract receivables at December 31, 2001 will be billed and collected within one year.

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

                                                       YEAR ENDED DECEMBER 31
                                                ------------------------------------
                                                   2001         2000         1999
                                                ----------   ----------   ----------
SG&A costs included in inventoried contract
 costs ......................................    $ 19,970     $ 24,396     $ 23,637
SG&A incurred costs .........................     418,002      350,561      265,136
Independent research and development,
 including bid and proposal costs included in
 SG&A incurred costs ........................     107,466      101,883       76,134


5. OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

     At December 31, 2001, other current liabilities include an accrual of $43,641 for the remaining Spar common shares outstanding at December 31, 2001 which the Company acquired in January 2002, and $19,236 of estimated costs in excess of billings to complete contracts in process. At December 31, 2001, other liabilities include $18,814 for the non-current portion of estimated costs in excess of billings to complete contracts in process.

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

     At December 31, 2001, current and non-current estimated costs in excess of billings to complete contracts in process reflect contract costs incurred during 2001 that were charged against the estimated costs in excess of billings and favorable performance on the AVCATT contract related to cost reductions arising from engineering design changes, material sourcing changes, unit price reductions on several parts in the contract bill of materials and lower overhead costs that occurred during 2001.


6. PROPERTY, PLANT AND EQUIPMENT

                                                                 DECEMBER 31,
                                                            -----------------------
                                                               2001         2000
                                                            ----------   ----------
Land ....................................................    $ 12,947     $ 11,242
Buildings and improvements ..............................      38,544       25,942
Machinery, equipment, furniture and fixtures ............     260,338      192,679
Leasehold improvements ..................................      29,232       24,514
                                                             --------     --------
 Gross property, plant and equipment ....................     341,061      254,377
Less: accumulated depreciation and amortization .........     137,687       98,249
                                                             --------     --------
 Property, plant and equipment, net .....................    $203,374     $156,128
                                                             ========     ========

     Depreciation and amortization expense for property, plant and equipment was $40,362 for 2001, $36,158 for 2000, and $29,554 for 1999.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


7. DEBT

     The components of long-term debt and a reconciliation to the carrying amount of long-term debt are presented in the table below.


                                                                         DECEMBER 31,
                                                                 -----------------------------
                                                                      2001            2000
                                                                 -------------   -------------
Borrowings under Senior Credit Facilities ....................    $       --      $  190,000
10 3/8% Senior Subordinated Notes due 2007 ...................       225,000         225,000
8 1/2% Senior Subordinated Notes due 2008 ....................       180,000         180,000
8% Senior Subordinated Notes due 2008 ........................       200,000         200,000
5 1/4% Convertible Senior Subordinated Notes due 2009 ........       300,000         300,000
4% Senior Subordinated Convertible Contingent
 Debt Securities due 2011 ....................................       420,000              --
                                                                  ----------      ----------
Principal amount of long-term debt ...........................     1,325,000       1,095,000
Less: Unamortized discount ...................................         2,502              --
   Fair value of interest rate swap agreements ...............         7,246              --
                                                                  ----------      ----------
 Carrying amount of long-term debt ...........................    $1,315,252      $1,095,000
                                                                  ==========      ==========

     The borrowings under the Senior Credit Facilities, 10 3/8% Senior Subordinated Notes due 2007, 8 1/2% Senior Subordinated Notes due 2008 and 8% Senior Subordinated Notes due 2008 are the indebtedness of L-3 Communications. The 5 1/4% Convertible Senior Subordinated Notes due 2009 and the 4% Senior Subordinated Convertible Contingent Debt Securities due 2011 are the indebtedness of L-3 Holdings. Details on all of the outstanding debt of both L-3 Communications and L-3 Holdings are discussed below.

     In May 2001, L-3 Communications restructured its Senior Credit Facilities. At December 31, 2001, the Senior Credit Facilities were comprised of a $400,000 five year revolving credit facility maturing on May 15, 2006 and a $200,000 364-day revolving facility maturing on May 15, 2002 under which at the maturity date L-3 Communications may, (1) at its request and subject to approval of the lenders, extend the maturity date, in whole or in part, for an additional 364-day period, or (2) at its election, convert the outstanding principal amount thereunder into a term loan which would be repayable in a single payment two years from the conversion date. Additionally, the Senior Credit Facilities provided L-3 Communications the ability to increase, on an uncommitted basis, the amount of either the five year revolving credit facility or the 364-day revolving credit facility up to an additional $150,000 in the aggregate.

     At December 31, 2001, available borrowings under the Company's Senior Credit Facilities were $497,594, after reductions for outstanding letters of credit of $102,406. There were no outstanding borrowings under the Senior Credit Facilities at December 31, 2001.

     Borrowings under the Senior Credit Facilities bear interest, at L-3 Communications' option, at either: (i) a "base rate" equal to the higher of 0.50% per annum above the latest federal funds rate and the Bank of America "reference rate" (as defined) plus a spread ranging from 2.00% to 0.50% per annum depending on L-3 Communications' Debt Ratio at the time of determination or (ii) a "LIBOR rate" (as defined) plus a spread ranging from 3.00% to 1.50% per annum depending on L-3 Communications' Debt Ratio at the time of determination. The Debt Ratio is defined as the ratio of Consolidated Total Debt to Consolidated EBITDA. Consolidated Total Debt is equal to outstanding debt plus capitalized lease obligations minus the lesser of actual unrestricted cash or $50,000. Consolidated EBITDA is equal to consolidated net income (excluding extraordinary gains and losses, and gains and losses in connection with asset dispositions and discontinued operations) for the most recent four quarters, plus consolidated interest expense, income taxes, depreciation and amortization minus depreciation and amortization related to minority interest. At December 31, 2001, there were no borrowings outstanding under the Senior Credit

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Facilities. L-3 Communications pays commitment fees calculated on the daily amounts of the available unused commitments under the Senior Credit Facilities at a rate ranging from 0.50% to 0.35% per annum, depending on L-3 Communications' Debt Ratio in effect at the time of determination. L-3 Communications pays letter of credit fees calculated at a rate ranging from 1.50% to 0.75% per annum for performance letters of credit and 3.00% to 1.50% for all other letters of credit, in each case depending on L-3 Communications' Debt Ratio at the time of determination.

     Additionally, in February 2002, the Company expects the lenders to approve a $150,000 increase in the amount of the Senior Credit Facilities. The five year revolving credit facility will increase by $100,000 to $500,000 and the 364-day revolving credit facility will increase by $50,000 to $250,000. Additionally, the maturity date of the $200,000 364-day revolving credit facility is expected to be extended to February 2003.

     In March 2002, L-3 Communications expects to borrow $500,000 under a senior subordinated Bridge Loan Facility to finance a portion of the purchase price of AIS and related expenses. The Bridge Loan Facility will be subordinated in right of payment to all of L-3 Communications' existing and future senior debt. Borrowings under the Bridge Loan Facility will bear interest through March 2003, at L-3 Communications' option, at either the one-month or three-month LIBOR rate plus a spread equal to 350 basis points. The Bridge Loan Facility will mature in May 2009, but if the loans under the facility are not repaid by March 2003, each lender's loan will be automatically converted into an exchange note with terms substantially similar to those of the senior subordinated notes discussed below, and will bear interest at a fixed rate equal to the yield to maturity on our highest yielding existing subordinated indebtedness at the time of exchange plus 100 basis points. Subject to the exceptions that will be set forth in the Bridge Loan Facility, L-3 Communications will be required to prepay the Bridge Loan Facility with the net cash proceeds from:

 o any debt offerings by L-3 Holdings or its subsidiaries, including L-3 Communications;

 o   issuance of any equity interests in L-3 Holdings or L-3 Communications;

 o incurrence of any other indebtedness of L-3 Holdings or any of its subsidiaries, including L-3 Communications (other than under the Senior Credit Facilities and certain permitted indebtedness); and

 o   any sale of assets or stock of any subsidiaries of L-3 Communications.

     In the fourth quarter of 2001, L-3 Holdings sold $420,000 of 4% Senior Subordinated Convertible Contingent Debt Securities ("CODES") due September 15, 2011. The net proceeds from this offering amounted to approximately $407,450 after underwriting discounts and commissions and other offering expenses. Interest is payable semi-annually on March 15 and September 15 of each year commencing March 15, 2002. The CODES are convertible into L-3 Holdings' common stock at a conversion price of $107.625 per share (3,902,439 shares) under any of the following circumstances: (1) during any Conversion Period (defined below) if the closing sales price of the common stock of L-3 Holdings is more than 120% of the conversion price ($129.15) for at least 20 trading days in the 30 consecutive trading-day period ending on the first day of the respective Conversion Period, (2) during the five business day period following any 10 consecutive trading-day period in which the average of the trading prices for the CODES was less than 105% of the conversion value; (3) if the credit ratings assigned to the CODES by either Moody's or Standard & Poor's are below certain specified ratings, (4) if they have been called for redemption by the Company, or (5) upon the occurrence of certain specified corporate transactions. A Conversion Period is the period from and including the thirtieth trading day in a fiscal quarter to, but not including, the thirtieth trading day of the immediately following fiscal quarter. There are four Conversion Periods in each fiscal year. Additionally, holders of the CODES have a right to receive contingent interest payments, not to exceed a per annum rate of 0.5% of the outstanding principal amount of the CODES, which will be paid on the CODES during any six-month period following a six-month period in which the average trading price of the CODES is above 120% of the principal amount of the CODES. The

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


contingent interest payment provision as well as the ability of the holders of the CODES to exercise the conversion features as a result of changes in the credit ratings assigned to the CODES have been accounted for as embedded derivatives. The initial aggregate fair values assigned to the embedded derivatives was $2,502, which was also recorded as a discount to the CODES. The carrying values assigned to the embedded derivatives were recorded in other liabilities and will be adjusted periodically through other income (expense) for changes in their fair values. The CODES are subject to redemption at any time at the option of L-3 Holdings, in whole or in part, on or after October 24, 2004 at redemption prices (plus accrued and unpaid interest -- including contingent interest) starting at 102% of principal (plus accrued and unpaid interest -- including contingent interest) during the 12 month period beginning October 24, 2004 and declining annually to 100% of principal (plus accrued and unpaid interest -- including contingent interest) on September 15, 2006. The CODES are general unsecured obligations of L-3 Holdings and are subordinated in right of payment to all existing and future senior debt of L-3.

     In the fourth quarter of 2000, L-3 Holdings sold $300,000 of 5 1/4% Convertible Senior Subordinated Notes (the "Convertible Notes") due June 1, 2009. The net proceeds from this offering amounted to approximately $290,500 after underwriting discounts and other offering expenses, and were used to repay revolver borrowings outstanding under the Company's Senior Credit Facilities. Interest is payable semi-annually on June 1 and December 1 of each year commencing June 1, 2001. The Convertible Notes may be converted at any time into L-3 Holdings common stock at a conversion price of $81.50 per share. If all the Convertible Notes were converted, an additional 3,680,982 shares of L-3 Holdings common stock would have been outstanding at December 31, 2001. The Convertible Notes are general unsecured obligations of L-3 Holdings and are subordinated in right of payment to all existing and future senior debt of L-3 Holdings and L-3 Communications. The Convertible Notes are subject to redemption at any time, at the option of L-3 Holdings, in whole or in part, on or after December 1, 2003 at redemption prices (plus accrued and unpaid interest) starting at 102.625% of principal (plus accrued and unpaid interest) during the 12-month period beginning December 1, 2003 and declining annually to 100% of principal (plus accrued and unpaid interest) on December 1, 2005 and thereafter.

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

     In April 1997, L-3 Communications sold $225,000 of 10 3/8% Senior Subordinated Notes due May 1, 2007 (the "1997 Notes") with interest payable semi-annually on May 1 and November 1 of each year commencing November 1, 1997. The 1997 Notes are general unsecured obligations of L-3 Communica-

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


tions and are subordinated in right of payment to all existing and future senior debt of L-3 Communications. The 1997 Notes are subject to redemption at any time, at the option of L-3 Communications, in whole or in part, on or after May 1, 2002 at redemption prices (plus accrued and unpaid interest) starting at 105.188% of principal (plus accrued and unpaid interest) during the 12-month period beginning May 1, 2002 and declining annually to 100% of principal (plus accrued and unpaid interest) on May 1, 2005 and thereafter.

     Collectively the 1997 Notes, May 1998 Notes and December 1998 Notes comprise the "Senior Subordinated Notes". The maturities on the Senior Subordinated Notes, Convertible Notes and CODES are $225,000 in 2007, $380,000 in 2008, $300,000 in 2009 and $420,000 in 2011.

     In November 2001, L-3 Communications entered into interest rate swap agreements on its $180,000 of 8 1/2% Senior Subordinated Notes due 2008. These swap agreements exchange the fixed interest rate for a variable interest rate on the entire principal amount. Under these swap agreements, L-3 Communications will pay or receive the difference between the fixed interest rate of 8 1/2% on the senior subordinated notes and a variable interest rate determined two business days prior to the interest payment date of the senior subordinated notes equal to (1) the six month LIBOR rate, set in arrears, plus (2) an average of 350.8 basis points. In July 2001, L-3 Communications entered into interest rate swap agreements on its $200,000 of 8% Senior Subordinated Notes due 2008. These swap agreements exchange the fixed interest rate for a variable interest rate on the entire principal amount. Under these swap agreements, L-3 Communications will pay or receive the difference between the fixed interest rate of 8% on the senior subordinated notes and a variable interest rate determined two business days prior to the interest payment date of the senior subordinated notes equal to (1) the six month LIBOR rate, set in arrears, plus
(2) an average of 192 basis points. The difference to be paid or received on these swap agreements as interest rates change is recorded as an adjustment to interest expense. The swap agreements are accounted for as fair value hedges.

     The Senior Credit Facilities, Senior Subordinated Notes, Convertible Notes and CODES agreements contain (and the Bridge Loan Facility will contain) financial and other restrictive covenants that limit, among other things, the ability of the Company to borrow additional funds, dispose of assets, or pay cash dividends. The Company's most restrictive covenants are contained in the Senior Credit Facilities, as amended. The covenants require that (1) the Company's Debt Ratio be less than or equal to 4.50 for the quarter ended December 31, 2001, and that the maximum allowable Debt Ratio be 4.85 for the quarters ending March 31, 2002 and June 30, 2002, thereafter declining over time to less than or equal to 3.50 for the quarters ending December 31, 2004 and thereafter, and (2) the Company's Interest Coverage Ratio be greater than or equal to 2.50 for the quarter ended December 31, 2001, and that the minimum allowable Interest Coverage Ratio, thereafter increase over time to greater than or equal to at least 3.00 for the quarters ending December 31, 2003 and thereafter. The Interest Coverage Ratio is equal to the ratio of Consolidated EBITDA to Consolidated Cash Interest Expense. Consolidated Cash Interest Expense is equal to interest expense less the amortization of deferred debt issue costs included in interest expense. For purposes of calculating the financial covenants under the Senior Credit Facilities, the Convertible Notes and CODES are considered debt of L-3 Communications. The Senior Credit Facilities also limit the payment of dividends by L-3 Communications to L-3 Holdings except for payment of franchise taxes, fees to maintain L-3 Holdings' legal existence, income taxes up to certain amounts, interest accrued on the Convertible Notes and CODES or to provide for operating costs of up to $1,000 annually. Under the covenant, L-3 Communications may also pay permitted dividends to L-3 Holdings from its excess cash flow, as defined, a cumulative amount of $5,000, provided that the Debt Ratio is no greater than 3.5 to 1 as of the most recent fiscal quarter. As a result, at December 31, 2001, $5,000 of L-3 Communications net assets were available for payment of dividends to L-3 Holdings. Through December 31, 2001, the Company was in compliance with these covenants at all times.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     In connection with the Senior Credit Facilities, the Company has granted the lenders a first priority lien on the stock of L-3 Communications and substantially all of its domestic subsidiaries. The borrowings under the Senior Credit Facilities are guaranteed by L-3 Holdings and by substantially all of the domestic subsidiaries of L-3 Communications on a senior basis. The payment of principal and premium, if any, and interest on the Senior Subordinated Notes are (and the Bridge Loan Facility will be) unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by all of L-3 Communications' restricted subsidiaries other than its foreign subsidiaries. The guarantees of the Senior Subordinated Notes are (and the Bridge Loan Facility will be) junior to the guarantees of the Senior Credit Facilities and rank pari passu with each other and the guarantees of the Convertible Notes and the CODES. Additionally, the Convertible Notes and CODES are unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by L-3 Communications and substantially all of its direct and indirect domestic subsidiaries. These guarantees rank junior to the guarantees of the Senior Credit Facilities and rank pari passu with each other and the guarantees of the Senior Subordinated Notes and will rank pari passu with the guarantees of the Bridge Loan Facility.


8. FINANCIAL INSTRUMENTS

     Fair Value of Financial Instruments. The Company's financial instruments consist primarily of cash and cash equivalents, billed receivables, investments, trade accounts payable, customer advances, Senior Credit Facilities, Senior Subordinated Notes, Convertible Notes, CODES, foreign currency forward contracts, interest rate cap and floor contracts, interest rate swap agreements and embedded derivatives related to the issuance of the CODES. The carrying amounts of cash and cash equivalents, billed receivables, trade accounts payable, Senior Credit Facilities, and customer advances are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair values of the Company's investments are based on quoted market prices, as available, and on historical cost for investments which it is not practicable to estimate fair value. The Senior Subordinated Notes are registered, unlisted public debt which are traded in the over-the-counter market and their fair values are based on quoted trading activity. The fair values of the Convertible Notes and CODES are based on quoted prices for the same or similar issues. The fair value of foreign currency forward contracts were estimated based on exchange rates at December 31, 2001 and 2000. The fair values of the interest rate cap and floor contracts, interest rate swap agreements and the embedded derivatives were estimated by discounting expected cash flows using quoted market interest rates. The carrying amounts and estimated fair values of the Company's financial instruments are presented in the table below.

                                                               DECEMBER 31,
                                              ----------------------------------------------
                                                       2001                    2000
                                              ----------------------- ----------------------
                                               CARRYING    ESTIMATED   CARRYING   ESTIMATED
                                                AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                              ---------- ------------ ---------- -----------
Investments .................................  $ 16,532    $ 16,532    $  8,985   $  8,985
Senior Subordinated Notes ...................   597,754     630,925     605,000    586,300
Convertible Notes ...........................   300,000     387,000     300,000    331,350
CODES .......................................   417,498     432,600          --         --
Borrowings under Senior Credit Facilities ...        --          --     190,000    190,000
Interest rate caps ..........................        --          --         431          2
Interest rate floor .........................      (432)       (432)        (74)      (104)
Foreign currency forward contracts ..........       258         258          --        392
Interest rate swaps .........................    (7,246)     (7,246)         --         --
Embedded derivatives ........................    (3,060)     (3,060)         --         --

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Interest Rate Risk Management. To mitigate risks associated with changing interest rates on borrowings under the Senior Credit Facilities, the Company entered into interest rate cap and interest rate floor contracts. The interest rate caps and floors are denominated in U.S. dollars and have designated maturities which occur every three months until the interest rate cap and floor contracts expire in March 2002. In 2001, the Company entered into interest rate swap agreements on $380,000 of its Senior Subordinated Notes to take advantage of the current low interest rate environment. These swap agreements exchanged the fixed interest rate for a variable interest rate on the entire notional amount, are denominated in U.S. dollars and have designated maturities which occur on the interest payment dates of the related Senior Subordinated Notes. Collectively the interest rate cap and floor contracts and interest rate swap agreements are herein referred to as the ("interest rate agreements"). Cash payments received from or paid to the counterparties on the interest rate agreements are the difference between the amount that the reference interest rates are greater than or less than the contract rates on the designated maturity dates, multiplied by the notional amounts underlying the respective interest rate agreements. Cash payments or receipts between the Company and counterparties are recorded as a component of interest expense. The initial cost or receipt of these arrangements, if any, are deferred and amortized as a component of interest expense over the term of the interest rate agreement. The Company manages exposure to counterparty credit risk by entering into the interest rate agreements only with major financial institutions that are expected to fully perform under the terms of such agreements. The notional amounts are used to measure the volume of these agreements and do not represent exposure to credit loss.

     Foreign Currency Exchange Risk Management. Some of the Company's U.S. operations have contracts with foreign customers which are denominated in foreign currencies. To mitigate the risk associated with certain of these contracts denominated in foreign currency, the Company has entered into foreign currency forward contracts. The Company's activities involving foreign currency forward contracts are designed to hedge the foreign denominated cash paid or received, primarily Euro, British Pound and Italian Lira. The Company manages exposure to counterparty credit risk by entering into foreign currency forward contracts only with major financial institutions that are expected to fully perform under the terms of such contracts. The notional amounts are used to measure the volume of these contracts and do not represent exposure to foreign currency losses.

     Information with respect to the interest rate agreements and foreign currency forward contracts is presented in the table below.

                                                                       DECEMBER 31,
                                               ------------------------------------------------------------
                                                           2001                            2000
                                               -----------------------------   ----------------------------
                                                NOTIONAL       UNREALIZED       NOTIONAL       UNREALIZED
                                                 AMOUNT      GAINS (LOSSES)      AMOUNT      GAINS (LOSSES)
                                               ----------   ----------------   ----------   ---------------
Interest rate swaps ........................    $380,000             --               --            --
Interest rate caps .........................     100,000         $ (107)        $100,000        $ (429)
Interest rate floor ........................      50,000           (414)          50,000           (30)
Foreign currency forward contracts .........       7,138            258            6,863           392


9. L-3 HOLDINGS COMMON STOCK

     On June 29, 2001, the Company established the L-3 Communications Corporation Employee Stock Purchase Plan ("ESPP") and registered 1,500,000 shares of L-3 Holdings common stock, which may be purchased by employees of L-3 Communications Corporation and its U.S. subsidiaries through payroll deductions. In general, an eligible employee who participates in the ESPP may purchase L-3 Holdings' common stock at a fifteen percent discount. The ESPP is not subject to the Employment Retirement Income Security Act of 1974, as amended. As of December 31, 2001, $4,861 of employee contributions to the employee stock purchase plan were received by the Company and recorded as a component of

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

shareholders' equity in the consolidated balance sheet. On January 7, 2002, the Company transferred 74,285 shares of L-3 Holdings' common stock to the trustee of the ESPP on behalf of those employees who made contributions to the ESPP in 2001.

     On May 2, 2001, L-3 Holdings sold 6,900,000 shares of common stock in a public offering for $80.00 per share. L-3 Holdings sold 4,575,000 shares and other selling stockholders, including affiliates of Lehman Brothers Inc., sold 2,325,000 secondary shares. Upon closing, L-3 Holdings received net proceeds after underwriting discounts and commissions and other offering expenses of $353,622. The net proceeds were contributed to L-3 Communications and were used to repay borrowings under the Senior Credit Facilities, pay for the KDI and EER acquisitions and to increase cash and cash equivalents.

     As additional consideration for the ILEX acquisition, L-3 Holdings issued 294,124 shares of its common stock valued at $17,357 in April 2001 based on the financial performance of ILEX in 1999 and 2000, and in August 1999, L-3 Holdings issued 150,955 shares of its common stock valued at $6,434 based on the financial performance of ILEX in 1998. There is no remaining contingent consideration for the ILEX acquisition.

     On February 4, 1999, L-3 Holdings sold 5,000,000 shares of common stock in a public offering for $42.00 per share (the "February 1999 Common Stock Offering"); the net proceeds amounted to $201,582 and were contributed by L-3 Holdings to L-3 Communications. In addition, 6,500,000 shares were also sold in the February 1999 Common Stock Offering by the Lehman Partnership and Lockheed Martin. In October 1999, Lockheed Martin sold its remaining interest in L-3 Holdings' common stock. In December 1999, the Lehman Partnership distributed to its partners approximately 3,800,000 shares of L-3 Holdings' common stock. As of December 31, 2001, the Lehman Partnership owned approximately 4.4% of the outstanding common stock of L-3 Holdings.

     On May 19, 1998, L-3 Holdings sold 6,900,000 shares of its common stock in an initial public offering ("IPO"). The net proceeds of the IPO amounted to $139,500 and were contributed by L-3 Holdings to L-3 Communications. Prior to the IPO, the common stock of L-3 Holdings consisted of three classes Class A, Class B, and Class C common stock. Immediately prior to the IPO, each authorized share of L-3 Holdings Class A common stock, Class B common stock and Class C common stock was converted into one class of common stock and the authorized L-3 Holdings common stock was increased to 100,000,000 shares.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


10. L-3 HOLDINGS EARNINGS PER SHARE

     A reconciliation of basic and diluted earnings per share ("EPS") is presented in the table below.

                                                                  YEAR ENDED DECEMBER 31,
                                                        -------------------------------------------
                                                             2001           2000           1999
                                                        -------------   ------------   ------------
Basic:
 Net income .........................................     $ 115,458      $  82,727      $  58,689
                                                          ---------      ---------      ---------
 Weighted average common shares outstanding .........        37,440         33,355         32,107
                                                          ---------      ---------      ---------
 Basic earnings per share ...........................     $    3.08      $    2.48      $    1.83
                                                          =========      =========      =========
Diluted:
 Net income .........................................     $ 115,458      $  82,727      $  58,689
 After-tax interest expense savings on the assumed
   conversion of Convertible Notes ..................        10,502             --             --
                                                          ---------      ---------      ---------
 Net income including assumed conversion ............     $ 125,960      $  82,727      $  58,689
                                                          =========      =========      =========
 Common and potential common shares:
 Weighted average common shares outstanding .........        37,440         33,355         32,107
 Assumed exercise of stock options ..................         3,846          3,940          3,376
 Assumed purchase of common shares for treasury .....        (2,248)        (2,342)        (1,967)
 Assumed conversion of Convertible Notes ............         3,681             --             --
                                                          ---------      ---------      ---------
Common and potential common shares ..................        42,719         34,953         33,516
                                                          =========      =========      =========
Diluted earnings per share ..........................     $    2.95      $    2.37      $    1.75
                                                          =========      =========      =========

     The 3,902,439 shares of L-3 Holdings' common stock that are issuable upon conversion of the CODES were not included in the computation of diluted EPS for the year ended December 31, 2001 because the conditions required for the CODES to become convertible have not been met.


11. INCOME TAXES

     Pretax income of the Company was $186,222 for 2001, $134,079 for 2000, and $95,430 for 1999 substantially all of which was derived from domestic operations. The components of the Company's provision for income taxes are presented in the table below.

                                                                    YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                 2001         2000         1999
                                                              ----------   ----------   ---------
Current income tax provision, primarily federal . .........    $18,126      $26,249      $ 7,910
Deferred income tax provision:
 Federal ..................................................     43,965       23,130       27,881
 State and local ..........................................      8,673        1,973          950
                                                               -------      -------      -------
   Subtotal ...............................................     52,638       25,103       28,831
                                                               -------      -------      -------
Total provision for income taxes ..........................    $70,764      $51,352      $36,741
                                                               =======      =======      =======

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     A reconciliation of the statutory federal income tax rate to the effective income tax rate of the Company is presented in the table below.


                                                                  YEAR ENDED DECEMBER 31,
                                                            ------------------------------------
                                                               2001         2000         1999
                                                            ----------   ----------   ----------
Statutory federal income tax rate . .....................       35.0%        35.0%        35.0%
State and local income taxes, net of federal income
 tax benefit ............................................        5.3          4.4          4.6
Foreign sales corporation and extra territorial income
 benefits ...............................................       (3.6)        (2.6)          --
Nondeductible goodwill amortization and other
 expenses ...............................................        4.8          6.8          5.2
Research and experimentation and other tax credits ......       (5.0)        (6.1)        (7.1)
Other, net ..............................................        1.5          0.8          0.8
                                                                ----         ----         ----
Effective income tax rate ...............................       38.0%        38.3%        38.5%
                                                                ====         ====         ====

     The provision for income taxes excludes current tax benefits related to compensation expense deductions for the exercise of stock options that were credited directly to shareholders' equity of $11,939 for 2001, $9,108 for 2000 and $1,011 for 1999.

     The significant components of the Company's net deferred tax assets and liabilities are presented in the table below.

                                                                   DECEMBER 31,
                                                            ---------------------------
                                                                2001           2000
                                                            ------------   ------------
Deferred tax assets:
 Inventoried costs ......................................    $   8,520      $  14,868
 Compensation and benefits ..............................       11,460         10,461
 Pension and postretirement benefits ....................       59,397         39,486
 Property, plant and equipment ..........................       16,579          9,081
 Income recognition on contracts in process .............       16,670         55,942
 Net operating loss carryforwards .......................       32,480          9,660
 Tax credit carryforwards ...............................       31,943         18,444
 Other, net .............................................       21,555         14,430
                                                             ---------      ---------
   Total deferred tax assets ............................      198,604        172,372
                                                             ---------      ---------
Deferred tax liabilities:
 Goodwill ...............................................      (26,493)       (18,903)
 Other, net .............................................      (11,263)        (6,626)
                                                             ---------      ---------
   Total deferred tax liabilities .......................      (37,756)       (25,529)
                                                             ---------      ---------
    Net deferred tax assets .............................    $ 160,848      $ 146,843
                                                             =========      =========
   The following table presents the classification of
      the Company's net deferred tax assets.

Current deferred tax assets . ...........................    $  62,965      $  89,732
Long-term deferred tax assets ...........................       97,883         57,111
                                                             ---------      ---------
   Total net deferred tax assets ........................    $ 160,848      $ 146,843
                                                             =========      =========

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     At December 31, 2001, the Company had $82,340 of U.S. net operating losses and $31,943 of tax credit carryforwards primarily related to U.S. and state research and experimentation credits and state investment tax credits. The net operating losses, some of which are subject to limitation, expire, if unused, between 2011 and 2021. The tax credits primarily expire, if unused, beginning in 2012. The Company believes that it will generate sufficient taxable income to utilize these net operating losses and tax credit carryforwards before they expire.


12. STOCK OPTIONS

     The Company adopted the 1999 Long Term Performance Plan in April 1999, and adopted the 1997 Option Plan in April 1997. As of December 31, 2001, the number of shares of L-3 Holdings' common stock authorized for grant of options or awards under these plans was 8,305,815. On April 26, 2001, an additional 3,000,000 shares of L-3 Holdings' common stock were authorized for grant of options or awards under the 1999 Long Term Performance Plan. The grants may be awarded to employees of the Company in the form of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock or other incentive awards. The price at which options may be granted shall not be less than 100% of the fair market value of L-3 Holdings' common stock on the date of grant. In general, options expire after 10 years and are exercisable ratably over a 3 year period. As of December 31, 2001, the Company had 2,502,919 shares of L-3 Holdings' common stock available for awards under these plans.

     On January 1, 2001, January 1, 2000 and May 19, 1999, the Company awarded 30,464, 42,896 and 40,339 shares of restricted stock of L-3 Holdings to employees. The 2001 and 1999 awards vest January 1, 2004 and the 2000 award vests January 1, 2005.

     On April 5, 1999, the Company amended the terms of the stock options granted to Frank C. Lanza, Chairman, Chief Executive Officer and Robert V. LaPenta, President, Chief Financial Officer on April 30, 1997 for the purchase of 1,142,857 shares each of L-3 Holdings' common stock at an option price of $6.47. Such amendment eliminated the performance target acceleration provisions on the unvested performance options, so that 457,143 options for each of Mr. Lanza and Mr. LaPenta, vested on April 5, 1999. These performance options would have originally vested nine years after the grant date, but would have become exercisable with respect to 25% of the shares subject to such performance options on each of April 30, 1999, 2000, 2001 and 2002, to the extent certain targets for the Company's EBITDA were achieved.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The table below presents the Company's stock option activity.

                                                            WEIGHTED
                                                            AVERAGE
                                            NUMBER OF       EXERCISE
                                             OPTIONS         PRICE
                                         ---------------   ---------
                                          (IN THOUSANDS)
Balance at December 31, 1998 .........        2,878        $  9.27
Options granted ......................        1,009          39.09
Options exercised ....................          (79)          8.37
Options cancelled ....................          (43)         29.99
                                              -----
Balance at December 31, 1999 .........        3,765          17.02
Options granted ......................          661          47.73
Options exercised ....................         (577)         15.52
Options cancelled ....................         (221)         39.82
                                              -----
Balance at December 31, 2000 .........        3,628          21.42
Options granted ......................        1,107          71.61
Options exercised ....................         (564)         29.14
Options cancelled ....................         (181)         42.46
                                              -----
Balance at December 31, 2001 .........        3,990        $ 33.36
                                              =====

     The following table summarizes information about stock options outstanding at December 31, 2001.

                                           OUTSTANDING                                  EXERCISABLE
                            ------------------------------------------   -----------------------------------------
                                              WEIGHTED                                     WEIGHTED
                                               AVERAGE       WEIGHTED                       AVERAGE       WEIGHTED
         RANGE OF                             REMAINING       AVERAGE                      REMAINING      AVERAGE
         EXERCISE              NUMBER        CONTRACTUAL     EXERCISE       NUMBER        CONTRACTUAL     EXERCISE
          PRICES             OF OPTIONS     LIFE (YEARS)       PRICE      OF OPTIONS     LIFE (YEARS)      PRICE
-------------------------   ------------   --------------   ----------   ------------   --------------   ---------
$6.47 ...................       1,859             5.5        $  6.47         1,630             5.5       $  6.47
$22.00 ..................          85             6.3        $ 22.00            85             6.3       $ 22.00
$32.75 - $39.99 .........         370             7.7        $ 37.53           215             7.7       $ 37.23
$40.00 - $47.00 .........         410             7.6        $ 41.59           128             7.3       $ 41.10
$58.00 ..................         184             8.6        $ 58.00            50             8.6       $ 58.00
$65.00 - $70.00..........         642             9.3        $ 66.50            --             --             --
$79.39...................         440             9.9        $ 79.39            --             --             --
                                -----                                        -----
 Total ..................       3,990             7.2        $ 33.36         2,108             5.9       $ 13.55
                                =====                                        =====

     The weighted average fair values of stock options at their grant date during 2001, 2000 and 1999, where the exercise price equaled the market price (estimated fair value) on the grant date were $29.73, $20.19 and $14.60, respectively. In accordance with APB 25, no compensation expense was recognized. The following table reflects pro forma net income and L-3 Holdings EPS had the Company elected to adopt the fair value approach of SFAS 123.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                      YEAR ENDED DECEMBER 31,
                            -------------------------------------------
                                 2001           2000           1999
                            -------------   ------------   ------------
Net income:
 As reported ............     $ 115,458       $ 82,727       $ 58,689
 Pro forma ..............       107,573         75,064         54,625
L-3 Holdings Basic EPS:
 As reported ............     $    3.08       $   2.48       $   1.83
 Pro forma ..............          2.87           2.25           1.70
L-3 Holdings Diluted EPS:
 As reported ............     $    2.95       $   2.37       $   1.75
 Pro forma ..............          2.76           2.15           1.63

     The estimated fair value of options granted was calculated using the Black-Scholes option-pricing valuation model. The weighted average assumptions used in the valuation models are presented in the table below.

                                       YEAR ENDED DECEMBER 31,
                                    ------------------------------
                                      2001       2000       1999
                                    --------   --------   --------
Expected option term ............      5.0        5.0        4.8
Expected volatility .............     39.5%      35.8%      31.0%
Expected dividend yield .........       --         --         --
Risk-free interest rate .........      4.5%       6.4%       4.7%

13. COMMITMENTS AND CONTINGENCIES

     The Company leases certain facilities and equipment under agreements expiring at various dates through 2028. The following table presents future minimum payments under noncancellable operating leases with initial or remaining terms in excess of one year as of December 31, 2001.

                                   OPERATING LEASES
                       ----------------------------------------
                        REAL ESTATE     EQUIPMENT       TOTAL
                       -------------   -----------   ----------
2002 ...............      $ 60,163        $1,735      $ 61,898
2003 ...............        48,302           996        49,298
2004 ...............        32,693           379        33,072
2005 ...............        28,788           104        28,892
2006 ...............        25,722            12        25,734
Thereafter .........       151,561            --       151,561
                          --------        ------      --------
 Total .............      $347,229        $3,226      $350,455
                          ========        ======      ========

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Real estate lease commitments have been reduced by minimum sublease rental income of $5,127 due in the future under noncancellable subleases. Leases covering major items of real estate and equipment contain renewal and or purchase options. Rent expense, net of sublease income was $41,370 for 2001, $34,123 for 2000 and $22,452 for 1999.

     On March 30, 1998, the Company entered into a real estate lease agreement, as lessee, with an unrelated lessor which expired on March 30, 2001, which is accounted for as an operating lease. On March 29, 2001, the Company exercised its option to renew the lease through March 30, 2003. On or before the lease expiration date, the Company can exercise options under the lease agreement to either renew the lease, purchase the property for $12,500, or sell the property on behalf of the lessor (the "Sale Option"). If the Company elects the Sale Option, the Company must pay the lessor a residual guarantee amount of $10,894, on or before the lease expiration date, and at the time the property is sold, the Company must pay the lessor a supplemental rent equal to the gross sales proceeds in excess of the residual guarantee amount not to exceed $1,606.

     On June 30, 1999, the Company entered into a real estate lease agreement, as lessee, with an unrelated lessor which expires on June 30, 2002, which is accounted for as an operating lease. On or before the lease expiration date, the Company can exercise options under the lease agreement to either renew the lease, purchase the property for $15,500, or sell the property on behalf of the lessor. If the Company elects the Sale Option, the Company must pay the lessor a residual guarantee amount of $13,524, on or before the lease expiration date, and at the time the property is sold, the Company must pay the lessor a supplemental rent equal to the gross sales proceeds in excess of the residual guarantee amount not to exceed $1,976.

     For both real estate lease agreements discussed above, if the gross sales proceeds are less than the sum of the residual guarantee amount and the supplemental rent, the Company is required to pay a supplemental rent to the extent the reduction in the fair value of the property is demonstrated by an independent appraisal to have been caused by the Company's failure to properly maintain the property. Accordingly, the aggregate residual guarantee amounts of $24,418 have been included in the noncancellable real estate operating lease payments relating to the expiration of such leases.

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

     The Company has a contract to provide and operate for the U.S. Air Force ("USAF") a full-service training facility including simulator systems near a USAF base. The Company expects to lease the simulator systems from unrelated third parties, and has entered into agreements with the owner-lessors of the simulator systems, under which the Company is acting as the construction agent on behalf of the owner-lessors for procurement and construction for the simulator systems. The estimated project costs to construct the simulator systems is approximately $48,360. During the construction period, if certain events occur that are caused by the Company's actions or failures to act, these agreements may obligate the Company to make payments to the owner-lessors which may be equal to 89.9% of the incurred project costs for the simulator systems at the time of such defaults. At December 30, 2002, the estimated completion date of the construction, pursuant to these agreements, the Company, as lessee, will enter into leases each with a term of 15 years with the owner-lessors for the use of the simulator systems. These leases are expected to be accounted for as operating leases and the aggregate noncancellable rental payments under such leases are estimated to be $89,241.

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

     With respect to those investigative actions, items of litigation, claims or assessments of which it is aware, management of the Company is of the opinion that the probability is remote that, after taking into account certain provisions that have been made with respect to these matters, the ultimate resolution of any such investigative actions, items of litigation, claims or assessments will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.


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

                                                                                        POSTRETIREMENT
                                                         PENSION PLANS                   BENEFIT PLANS
                                                 -----------------------------   -----------------------------
                                                      2001            2000            2001            2000
                                                 --------------   ------------   -------------   -------------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year ......     $  415,483      $ 328,541       $  68,538       $  65,554
Service cost .................................         18,516         16,343           1,709           1,670
Interest cost ................................         31,428         28,029           4,746           4,754
Participants' contributions ..................             62             36             607              --
Amendments ...................................             --            853              --              --
Actuarial loss (gain) ........................         22,277          8,867           4,043          (1,271)
Acquisitions .................................         63,793         48,187          12,369           1,879
Benefits paid ................................        (18,108)       (15,373)         (4,869)         (4,048)
                                                   ----------      ---------       ---------       ---------
Benefit obligation at end of year ............     $  533,451      $ 415,483       $  87,143       $  68,538
                                                   ----------      ---------       ---------       ---------
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of
 year ........................................     $  391,263      $ 367,451       $      --       $      --
Actual return on plan assets .................        (13,754)       (21,905)             --              --
Acquisitions .................................         63,344         49,709              --              --
Employer contributions .......................          8,108         11,345           4,262           4,048
Participants' contributions ..................             62             36             607              --
Benefits paid ................................        (18,108)       (15,373)         (4,869)         (4,048)
                                                   ----------      ---------       ---------       ---------
Fair value of plan assets at end of year .....     $  430,915      $ 391,263       $      --       $      --
                                                   ----------      ---------       ---------       ---------
FUNDED STATUS OF THE PLANS ...................     $ (102,536)     $ (24,220)      $ (87,143)      $ (68,538)
Unrecognized actuarial loss (gain) ...........         69,697         (5,044)         (5,032)         (9,401)
Unrecognized prior service cost ..............          3,426          3,777            (547)         (1,207)
                                                   ----------      ---------       ---------       ---------
Net amount recognized ........................     $  (29,413)     $ (25,487)      $ (92,722)      $ (79,146)
                                                   ==========      =========       =========       =========
AMOUNTS RECOGNIZED IN THE BALANCE SHEETS
 CONSIST OF:
Accrued benefit liability ....................     $  (62,330)     $ (26,377)      $ (92,722)      $ (79,146)
Accumulated other comprehensive income........         32,917            890              --              --
                                                   ----------      ---------       ---------       ---------
Net amount recognized ........................     $  (29,413)     $ (25,487)      $ (92,722)      $ (79,146)
                                                   ==========      =========       =========       =========
RATE ASSUMPTIONS:
Discount rate ................................           7.25%          7.50%           7.25%           7.50%
Rate of return on plan assets ................           9.50%          9.50%        n.a.            n.a.
Salary increases .............................           4.50%          4.50%           4.50%           4.50%

     The annual increase in cost of benefits ("health care cost trend rate") is assumed to be an average of 10.00% in 2001 and is assumed to gradually decrease to a rate of 4.5% thereafter. Assumed health care cost trend rates have a significant effect on amounts reported for postretirement medical benefit plans. A one percentage point decrease in the assumed health care cost trend rates would have the effect of decreasing the aggregate service and interest cost by $540 and the postretirement medical obligations by $6,139. A one percentage point increase in the assumed health care cost trend rate would have the effect of increasing the aggregate service and interest cost by $658 and the postretirement medical obligations by $6,651.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


     The following table summarizes the components of net periodic pension and postretirement medical costs.


                                                                                POSTRETIREMENT
                                                      PENSION PLANS              PENSION PLANS
                                               ---------------------------   ---------------------
                                                   2001           2000          2001        2000
                                               ------------   ------------   ---------   ---------
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost ...............................    $  18,516      $  16,343      $1,709      $1,670
Interest cost ..............................       31,428         28,029       4,746       4,754
Amortization of prior service cost .........          351            351         (99)        (99)
Expected return on plan assets .............      (37,716)       (39,109)         --          --
Recognized actuarial (gain) loss ...........         (424)        (3,981)       (887)       (865)
Recognition due to settlement ..............           --            307          --          --
                                                ---------      ---------      ------      ------
 Net periodic benefit cost .................    $  12,155      $   1,940      $5,469      $5,460
                                                =========      =========      ======      ======

     The accumulated benefit obligation, projected benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $300,072, $324,840, and $247,383, respectively, as of December 31, 2001 and $86,426, $92,180 and $78,773, respectively, as of December 31, 2000.

     In connection with the Company's assumption of certain plan obligations pursuant to the Company's acquisition of the predecessor company, Lockheed Martin has provided the Pension Benefit Guaranty Corporation ("PBGC") with commitments to assume sponsorship or other forms of financial support under certain circumstances with respect to the Company's pension plans for Communication Systems -- West and Aviation Recorders (the "Subject Plans"). Upon the occurrence of certain events, Lockheed Martin, at its option, has the right to decide whether to cause the Company to transfer sponsorship of any or all of the Subject Plans to Lockheed Martin, even if the PBGC has not sought to terminate the Subject Plans. Such a triggering event occurred in 1998, but reversed in 1999, relating to a decrease in the PBGC-mandated discount rate in 1998 that had resulted in an increase in the underlying liability. The Company notified Lockheed Martin of the 1998 triggering event, and in February 1999, Lockheed Martin informed the Company that it had no present intention to exercise its right to cause the Company to transfer sponsorship of the Subject Plans. If Lockheed Martin did assume sponsorship of these plans, it would be primarily liable for the costs associated with funding the Subject Plans or any costs associated with the termination of the Subject Plans but L-3 Communications would be required to reimburse Lockheed Martin for these costs. To date, the impact on pension expense and funding requirements resulting from this arrangement has not been significant. However, should Lockheed Martin assume sponsorship of the Subject Plans or if these plans were terminated, the impact of any increased pension expenses or funding requirements could be material to the Company. The Company has performed its obligations under the letter agreement with Lockheed Martin and the Lockheed Martin Commitment and has not received any communications from the PBGC concerning actions which the PBGC contemplates taking in respect of the Subject Plans.

     Employee Savings Plans. Under its various employee savings plans, the Company matches the contributions of participating employees up to a designated level. The extent of the match, vesting terms and the form of the matching contributions vary among the plans. Under these plans, the Company's matching contributions in L-3 Holdings common stock and cash were $21,462 for 2001, $15,201 for 2000 and $8,798 for 1999.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


15. SUPPLEMENTAL CASH FLOW INFORMATION

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2001         2000         1999
                                                           ----------   ----------   ----------
Interest paid ..........................................    $81,552      $81,390      $50,532
Income taxes paid ......................................      4,904       10,052        6,317
Noncash transactions:
 Common stock issued related to acquisition ............     17,357           --        6,432
 Contribution in common stock to savings plans .........     16,868       12,642        6,993


16. SEGMENT INFORMATION

     The Company has two reportable segments, Secure Communication Systems and Specialized Products, which are described in Note 1. The Company evaluates the performance of its operating divisions and reportable segments based on sales and operating income. All corporate expenses are allocated to the Company's divisions using an allocation methodology prescribed by U.S. Government regulations for government contractors. Accordingly, all costs and expenses are included in the Company's measure of segment profitability.


                                           SECURE                                  ELIMINATION OF
                                       COMMUNICATION    SPECIALIZED                 INTERSEGMENT   CONSOLIDATED
                                          SYSTEMS         PRODUCTS     CORPORATE       SALES          TOTAL
                                      --------------- --------------- ----------- --------------- -------------
2001
----
Sales ...............................    $1,241,981      $1,109,641                  $  (4,200)    $2,347,422
Operating income ....................       146,270         129,060                                   275,330
Total assets ........................     1,021,924       1,769,453    $544,056                     3,335,433
Capital expenditures . ..............        16,115          31,727         279                        48,121
Depreciation and amortization .......        33,723          53,228                                    86,951
2000
----
Sales ...............................    $  856,970      $1,065,136                  $ (12,045)    $1,910,061
Operating income ....................        91,310         131,408                                   222,718
Total assets ........................       792,949       1,480,790    $189,805                     2,463,544
Capital expenditures ................        10,750          22,830                                    33,580
Depreciation and amortization .......        26,417          47,837                                    74,254
1999
----
Sales ...............................    $  544,418      $  867,495                  $  (6,451)    $1,405,462
Operating income ....................        46,955         103,531                                   150,486
Total assets ........................       370,918       1,065,236    $192,587                     1,628,741
Capital expenditures . ..............         6,980          16,476                                    23,456
Depreciation and amortization .......        18,451          35,267                                    53,718

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

                                                           YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------
                                                     2001            2000            1999
                                                -------------   -------------   -------------
U.S. Government agencies . ..................    $1,614,858      $1,284,379      $  924,006
Foreign Governments .........................       200,913         144,274         127,637
Commercial export . .........................       218,971         172,101         144,274
Other (principally U.S. commercial) .........       312,680         309,307         209,545
                                                 ----------      ----------      ----------
 Consolidated sales .........................    $2,347,422      $1,910,061      $1,405,462
                                                 ==========      ==========      ==========


17. UNAUDITED QUARTERLY FINANCIAL DATA


     Unaudited summarized financial data by quarter for the years ended December 31, 2001 and 2000 is presented in the table below.

                                MARCH 31        JUNE 30       SEPTEMBER 30     DECEMBER 31
                             -------------   -------------   --------------   ------------
2001
Sales ....................     $ 461,901       $ 561,560       $ 618,164       $ 705,797
Operating income .........        46,869          60,467          75,208          92,786
Net income ...............        14,158          23,336          33,435          44,529
Basic EPS . ..............     $    0.42       $    0.62       $    0.86       $    1.14
Diluted EPS ..............     $    0.40       $    0.60       $    0.82       $    1.06
2000
Sales ....................     $ 377,052       $ 460,976       $ 514,415       $ 557,618
Operating income .........        34,669          49,653          62,815          75,581
Net income ...............        10,929          16,459          24,116          31,223
Basic EPS ................     $    0.33       $    0.49       $    0.72       $    0.93
Diluted EPS ..............     $    0.32       $    0.47       $    0.69       $    0.89

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


18. FINANCIAL INFORMATION OF L-3 COMMUNICATIONS AND ITS SUBSIDIARIES

     The shareholders' equity of L-3 Communications equals that of L-3 Holdings but its components of the common stock and additional paid-in capital accounts are different. The table below presents information regarding changes in common stock and additional paid-in capital of L-3 Communications for each of the three years ended December 31, 2001.

                                             L-3 COMMUNICATIONS
                                                COMMON STOCK
                                             ------------------
                                                                    ADDITIONAL
                                              SHARES      PAR        PAID-IN
                                              ISSUED     VALUE       CAPITAL          TOTAL
                                             --------   -------   -------------   -------------
Balance at December 31, 1998 .............   100          $--      $  264,769      $  264,769
 Contributions from L-3 Holdings .........                            218,925         218,925
                                             ---          ---      ----------      ----------
Balance at December 31, 1999 .............   100           --         483,694         483,694
 Contributions from L-3 Holdings .........                            322,732         322,732
 Push down of Convertible Notes ..........                           (290,500)       (290,500)
                                             ---          ---      ----------      ----------
Balance at December 31, 2000 .............   100           --         515,926         515,926
 Contributions from L-3 Holdings .........                            830,561         830,561
 Push down of CODES ......................                           (407,450)       (407,450)
                                             ---          ---      ----------      ----------
Balance at December 31, 2001 .............   100          $        $  939,037      $  939,037
                                             ===          ===      ==========      ==========

     The net proceeds received by L-3 Holdings from the sale of its common stock, exercise of L-3 Holdings employee stock options and L-3 Holdings common stock contributed to the Company's savings plans are contributed to L-3 Communications. The net proceeds from the sale of the Convertible Notes and CODES by L-3 Holdings were also contributed to L-3 Communications and are reflected as indebtedness of L-3 Communications. See Notes 2 and 7.

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

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           GUARANTOR    NON-GUARANTOR                       CONSOLIDATED
                                              PARENT     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    L-3 COMMUNICATIONS
                                          ------------- -------------- --------------- ---------------- -------------------
CONDENSED COMBINING BALANCE
 SHEETS:
--------
AS OF DECEMBER 31, 2001:
------------------------
Total current assets ....................  $  782,682     $  300,585      $ 155,318      $         --        $1,238,585
Other long-term assets ..................     965,566        701,887        429,395                --         2,096,848
Investment in and amounts due
 from consolidated subsidiaries .........   1,229,572        150,580         43,236        (1,423,388)               --
                                           ----------     ----------      ---------      ------------        ----------
 Total assets ...........................  $2,977,820     $1,153,052      $ 627,949      $ (1,423,388)       $3,335,433
                                           ==========     ==========      =========      ============        ==========
Total current liabilities ...............  $  278,304     $  136,579      $ 109,394      $         --        $  524,277
Other long-term liabilities .............     170,372         31,080         10,663                --           212,115
Long-term debt ..........................   1,315,252             --             --                --         1,315,252
Minority interest .......................          --             --         69,897                --            69,897
Shareholders' equity ....................   1,213,892        985,393        437,995        (1,423,388)        1,213,892
                                           ----------     ----------      ---------      ------------        ----------
 Total liabilities and
   shareholders' equity .................  $2,977,820     $1,153,052      $ 627,949      $ (1,423,388)        3,335,433
                                           ==========     ==========      =========      ============        ==========
AS OF DECEMBER 31, 2000
Total current assets ....................  $  530,672     $  229,531      $  69,367      $         --        $  829,570
Other long-term assets ..................   1,110,082        433,763         90,129                --         1,633,974
Investment in and amounts due
 from (to) consolidated
 subsidiaries ...........................     613,153         55,805        (27,022)         (641,936)               --
                                           ----------     ----------      ---------      ------------        ----------
 Total assets ...........................  $2,253,907     $  719,099      $ 132,474      $   (641,936)       $2,463,544
                                           ==========     ==========      =========      ============        ==========
Total current liabilities ...............  $  365,123     $   71,948      $  31,598      $         --        $  468,669
Other long-term liabilities .............     101,215        103,173          2,918                --           207,306
Long-term debt ..........................   1,095,000             --             --                --         1,095,000
Shareholders' equity ....................     692,569        543,978         97,958          (641,936)          692,569
                                           ----------     ----------      ---------      ------------        ----------
 Total liabilities and
   shareholders' equity .................  $2,253,907     $  719,099      $ 132,474      $   (641,936)       $2,463,544
                                           ==========     ==========      =========      ============        ==========

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                GUARANTOR    NON-GUARANTOR                     CONSOLIDATED
                                                   PARENT     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   L-3 COMMUNICATIONS
                                               ------------- -------------- --------------- -------------- -------------------
CONDENSED COMBINING STATEMENTS OF
 OPERATIONS:
------------
FOR THE YEAR ENDED DECEMBER 31, 2001:
----------------------------------------------
Sales ........................................  $1,328,702      $854,094       $168,558       $  (3,932)        $2,347,422
                                                ----------      --------       --------       ---------         ----------
Operating income .............................     219,373        30,237         25,720              --            275,330
Interest and other income (expense) ..........       8,335          (515)        (6,081)             --              1,739
Interest expense .............................      86,024            51            315              --             86,390
Minority interest ............................          --            --          4,457              --              4,457
Provision for income taxes ...................      53,840        11,275          5,649              --             70,764
Equity in net income of consolidated
 subsidiaries ................................      27,614            --             --         (27,614)                --
                                                ----------      --------       --------       ---------         ----------
Net income ...................................  $  115,458      $ 18,396       $  9,218       $ (27,614)        $  115,458
                                                ==========      ========       ========       =========         ==========
FOR THE YEAR ENDED DECEMBER 31, 2000:
-----------------------------------------------
Sales ........................................  $1,313,998      $441,677       $159,735       $  (5,349)        $1,910,061
                                                ----------      --------       --------       ---------         ----------
Operating income .............................     206,680         5,755         10,283              --            222,718
Interest and other income ....................       3,061           264          1,068              --              4,393
Interest expense .............................      92,633           149            250              --             93,032
Provision for income taxes ...................      44,852         2,248          4,252              --             51,352
Equity in net income of consolidated
 subsidiaries ................................      10,471            --             --         (10,471)                --
                                                ----------      --------       --------       ---------         ----------
Net income ...................................  $   82,727      $  3,622       $  6,849       $ (10,471)        $   82,727
                                                ==========      ========       ========       =========         ==========
FOR THE YEAR ENDED DECEMBER 31, 1999:
-----------------------------------------------
Sales ........................................  $  837,924      $440,160       $130,122       $  (2,744)        $1,405,462
                                                ----------      --------       --------       ---------         ----------
Operating income (loss) ......................     103,753        52,016         (5,283)             --            150,486
Interest and other income ....................       4,738           469            327              --              5,534
Interest expense .............................      60,307            --            283              --             60,590
Provision (benefit) for income taxes .........      18,238        20,091         (1,588)             --             36,741
Equity in net income of consolidated
 subsidiaries ................................      28,743            --             --         (28,743)                --
                                                ----------      --------       --------       ---------         ----------
Net income (loss) ............................  $   58,689      $ 32,394       $ (3,651)      $ (28,743)        $   58,689
                                                ==========      ========       ========       =========         ==========

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                GUARANTOR    NON-GUARANTOR                     CONSOLIDATED
                                                   PARENT     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   L-3 COMMUNICATIONS
                                               ------------- -------------- --------------- -------------- -------------------
CONDENSED COMBINING STATEMENTS OF CASH
 FLOWS:
-------
FOR THE YEAR ENDED DECEMBER 31, 2001:
----------------------------------------------
Net cash from operating activities ...........  $  104,169     $   30,014      $  38,785      $       --       $  172,968
                                                ----------     ----------      ---------      ----------       ----------
Net cash (used in) investing activities ......    (470,091)      (227,199)       (61,820)        334,220         (424,890)
                                                ----------     ----------      ---------      ----------       ----------
Net cash from financing activities ...........     667,424        187,862         59,198        (334,220)         580,264
                                                ----------     ----------      ---------      ----------       ----------
Net increase (decrease) in cash ..............     301,502         (9,323)        36,163              --          328,342
Cash and cash equivalents, beginning of
 period ......................................      18,708          4,911          9,061              --           32,680
                                                ----------     ----------      ---------      ----------       ----------
Cash and cash equivalents, end of period .....  $  320,210     $   (4,412)     $  45,224      $       --       $  361,022
                                                ==========     ==========      =========      ==========       ==========
FOR THE YEAR ENDED DECEMBER 31, 2000:
-----------------------------------------------
Net cash from (used in) operating activities .  $  108,726     $  (10,504)     $  15,583      $       --       $  113,805
                                                ----------     ----------      ---------      ----------       ----------
Net cash (used in) investing activities ......    (607,579)       (21,819)        (8,163)         29,338         (608,223)
                                                ----------     ----------      ---------      ----------       ----------
Net cash from (used in) financing activities .     483,524         32,070         (1,946)        (29,338)         484,310
                                                ----------     ----------      ---------      ----------       ----------
Net increase (decrease) in cash ..............     (15,329)          (253)         5,474              --          (10,108)
Cash and cash equivalents, beginning of
 period ......................................      34,037          5,164          3,587              --           42,788
                                                ----------     ----------      ---------      ----------       ----------
Cash and cash equivalents, end of period .....  $   18,708     $    4,911      $   9,061      $       --       $   32,680
                                                ==========     ==========      =========      ==========       ==========
FOR THE YEAR ENDED DECEMBER 31, 1999:
-----------------------------------------------
Net cash from (used in) operating activities .  $   75,737     $   31,315      $  (8,034)     $       --       $   99,018
                                                ----------     ----------      ---------      ----------       ----------
Net cash (used in) investing activities ......    (280,118)      (155,607)       (62,408)        213,331         (284,802)
                                                ----------     ----------      ---------      ----------       ----------
Net cash from financing activities ...........     214,681        128,997         72,095        (213,331)         202,442
                                                ----------     ----------      ---------      ----------       ----------
Net increase in cash .........................      10,300          4,705          1,653              --           16,658
Cash and cash equivalents, beginning of
 period ......................................      23,737            459          1,934              --           26,130
                                                ----------     ----------      ---------      ----------       ----------
Cash and cash equivalents, end of period .....  $   34,037     $    5,164      $   3,587      $       --       $   42,788
                                                ==========     ==========      =========      ==========       ==========

                      [THIS PAGE INTENTIONALLY LEFT BLANK]