Form 10-Q
period 2002-03-31
L 3 COMMUNICATIONS HOLDINGS INC; L 3 COMMUNICATIONS CORP
filed 2002-05-15
CIK 1056239, 1039101

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


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


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

     There were 39,709,284 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on May 13, 2002.

================================================================================

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

                        FORM 10-Q QUARTERLY REPORT FOR
                         QUARTER ENDED MARCH 31, 2002



                       PART I -- FINANCIAL INFORMATION:




                                                                                PAGE NO.
                                                                               ---------
ITEM 1.   Unaudited Financial Statements
          Condensed Consolidated Balance Sheets as of March 31, 2002 and
           December 31, 2001 .................................................      1
          Condensed Consolidated Statements of Operations for the Three Months
           ended March 31, 2002 and March 31, 2001 ...........................      2
          Condensed Consolidated Statements of Cash Flows for the Three Months
           ended March 31, 2002 and March 31, 2001 ...........................      3
          Notes to Unaudited Condensed Consolidated Financial Statements .....      4
ITEM 2.   Management's Discussion and Analysis of Results of Operations and
           Financial Condition ...............................................     17
ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk .........     28


                               PART II -- OTHER INFORMATION:
ITEM 6.   Exhibits and Reports on Form 8-K ...................................     28

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)



                                                                       MARCH 31,      DECEMBER 31,
                                                                          2002            2001
                                                                     -------------   -------------
                               ASSETS
Current assets:
 Cash and cash equivalents .......................................    $   46,005      $  361,022
 Contracts in process ............................................     1,226,811         801,824
 Deferred income taxes ...........................................        58,047          62,965
 Other current assets ............................................        20,414          16,590
                                                                      ----------      ----------
   Total current assets ..........................................     1,351,277       1,242,401
                                                                      ----------      ----------
Property, plant and equipment, net ...............................       382,743         203,374
Goodwill .........................................................     2,388,303       1,707,718
Deferred income taxes ............................................       130,710          97,883
Deferred debt issue costs ........................................        39,724          40,190
Other assets .....................................................        65,063          47,683
                                                                      ----------      ----------
   Total assets ..................................................    $4,357,820      $3,339,249
                                                                      ==========      ==========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable, trade .........................................    $  167,224      $  129,538
 Accrued employment costs ........................................       160,841         126,981
 Accrued expenses ................................................        36,625          38,823
 Customer advances ...............................................        65,945          74,060
 Accrued interest ................................................        24,394          13,288
 Income taxes ....................................................        12,650          16,768
 Other current liabilities .......................................        76,252         125,113
                                                                      ----------      ----------
   Total current liabilities .....................................       543,931         524,571
                                                                      ----------      ----------
Pension and postretirement benefits ..............................       252,326         155,052
Other liabilities ................................................        63,245          60,585
Long-term debt ...................................................     2,161,259       1,315,252
                                                                      ----------      ----------
   Total liabilities .............................................     3,020,761       2,055,460
Minority interest ................................................        70,598          69,897
Commitments and contingencies
Shareholders' equity:
 L-3 Holdings' common stock $.01 par value; authorized 100,000,000 shares, issued and outstanding 39,650,774 and 39,248,313 shares
   (L-3 Communications common stock: $.01 par value, 100 shares
   authorized, issued and outstanding) ...........................       964,416         939,037
 Retained earnings ...............................................       331,009         301,730
 Unearned compensation ...........................................        (5,110)         (3,205)
 Accumulated other comprehensive loss ............................       (23,854)        (23,670)
                                                                      ----------      ----------
Total shareholders' equity .......................................     1,266,461       1,213,892
                                                                      ----------      ----------
   Total liabilities and shareholders' equity ....................    $4,357,820      $3,339,249
                                                                      ==========      ==========



           See notes to condensed consolidated financial statements.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)




                                                            THREE MONTHS ENDED MARCH 31,
                                                            -----------------------------
                                                                 2002            2001
                                                            -------------   -------------
Sales ...................................................     $ 696,840       $ 461,901
Costs and expenses ......................................       625,533         415,032
                                                              ---------       ---------
Operating income ........................................        71,307          46,869
Interest and other income ...............................         1,027             482
Interest expense ........................................        26,093          24,405
Minority interest .......................................           988              --
                                                              ---------       ---------
Income before income taxes ..............................        45,253          22,946
Provision for income taxes ..............................        15,974           8,788
                                                              ---------       ---------
Net income ..............................................     $  29,279       $  14,158
                                                              =========       =========
L-3 Holdings' earnings per common share:
 Basic ..................................................     $    0.74       $    0.42
                                                              =========       =========
 Diluted ................................................     $    0.71       $    0.40
                                                              =========       =========
L-3 Holdings' weighted average common shares outstanding:
 Basic ..................................................        39,450          34,082
                                                              =========       =========
 Diluted ................................................        41,177          35,753
                                                              =========       =========



           See notes to condensed consolidated financial statements.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)
                                  (UNAUDITED)




                                                                        THREE MONTHS ENDED MARCH 31,
                                                                       ------------------------------
                                                                             2002            2001
                                                                       ---------------   ------------
OPERATING ACTIVITIES:
Net income .........................................................    $     29,279      $   14,158
Depreciation and amortization ......................................          15,207          10,383
Goodwill amortization ..............................................              --           9,936
Amortization of deferred debt issuance costs .......................           1,747           1,884
Deferred income taxes ..............................................          12,447           5,389
Minority interest ..................................................             988              --
Other noncash items ................................................           6,644           4,445
Changes in operating assets and liabilities, net of amounts
 acquired:
 Contracts in process ..............................................         (65,378)        (11,610)
 Other current assets ..............................................          (1,778)         (1,526)
 Other assets ......................................................          (3,651)         (1,124)
 Accounts payable ..................................................          28,503         (15,455)
 Customer advances .................................................          (8,115)          7,961
 Accrued expenses and other current liabilities ....................          20,924          (8,709)
 Pension and postretirement benefits and other liabilities .........           5,238           1,916
All other operating activities, net ................................            (663)           (522)
                                                                        ------------      ----------
Net cash from operating activities .................................          41,392          17,126
                                                                        ------------      ----------
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired ....................      (1,201,547)        (13,022)
Capital expenditures ...............................................         (10,358)         (9,257)
Disposition of property, plant and equipment .......................              85             100
Other investing activities, net ....................................            (387)         (5,001)
                                                                        ------------      ----------
Net cash (used in) investing activities ............................      (1,212,207)        (27,180)
                                                                        ------------      ----------
FINANCING ACTIVITIES:
Borrowings under revolving credit facilities .......................         441,000         117,700
Repayment of borrowings under revolving credit facilities ..........         (91,000)       (107,700)
Borrowings under bridge loan facility ..............................         500,000              --
Debt issuance costs ................................................          (1,281)             --
Proceeds from exercise of stock options ............................          10,103           8,417
Distributions paid to minority interest ............................            (287)             --
Other financing activities, net ....................................          (2,737)         (2,026)
                                                                        ------------      ----------
Net cash from financing activities .................................         855,798          16,391
                                                                        ------------      ----------
Net increase (decrease) in cash ....................................        (315,017)          6,337
Cash and cash equivalents, beginning of the period .................         361,022          32,680
                                                                        ------------      ----------
Cash and cash equivalents, end of the period .......................    $     46,005      $   39,017
                                                                        ============      ==========



           See notes to condensed consolidated financial statements.

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. DESCRIPTION OF BUSINESS

     L-3 Communications Holdings, Inc. derives all its operating income and cash flow from its wholly owned subsidiary L-3 Communications Corporation ("L-3 Communications"). L-3 Communications Holdings, Inc. ("L-3 Holdings" and together with its subsidiaries, "L-3" or "the Company") is a merchant supplier of sophisticated ISR (Information, Surveillance and Reconnaissance) products, secure communications systems and products, aviation and ocean products, telemetry, instrumentation, space and guidance products and microwave components. These systems and products are critical elements of virtually all major communication, command and control, intelligence gathering and space systems. The Company's systems and products are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in transmission, processing, recording, monitoring and dissemination functions of these communication systems. The Company also provides training devices and motion simulators, a wide range of engineering development and integration support, communication support services, a full range of teaching, training, logistics and training, simulation and support services, aircraft modernization services, fuzing products, and custom ballistic targets. The Company's customers include the U.S. Department of Defense ("DoD"), certain U.S. Government intelligence agencies, major aerospace and defense contractors, foreign governments, commercial customers and certain other U.S. federal, state and local government agencies.

     As a result of recently completed acquisitions, including Aircraft Integration Systems, a division of Raytheon Company, on March 8, 2002, and Spar, Analytics, BT Fuze and SY Technologies in November and December of 2001 and their effect on the Company's management and operations, effective January 1, 2002, the Company will present its businesses in the following four reportable segments: (1) Secure Communications & ISR, (2) Training, Simulation & Support Services; (3) Aviation Products & Aircraft Modernization; and (4) Specialized Products. Prior to December 31, 2001, the Company had two reportable segments: Secure Communications Systems and Specialized Products. Prior year segment data have been reclassified to conform to the current year presentation of segments.

     Secure Communications & ISR. This segment provides products and services for the global ISR market, specializing in signals intelligence (SIGINT) and communications intelligence (COMINT) systems, which provide the unique ability to collect and analyze unknown electronic signals from command centers, communication nodes and air defense systems for real-time situation awareness and response in real-time to the warfighter. This segment also provides secure, high data rate communications systems for military and other U.S. Government and foreign government reconnaissance and surveillance applications. The major secure communication programs and systems include:

     o secure data links for airborne, satellite, ground and sea-based remote platforms for real time information collection and dissemination to users;

     o highly specialized fleet management and support including procurement, systems integration, sensor development, modifications and maintenance for SIGINT and ISR special mission aircraft, and airborne surveillance systems;

     o strategic and tactical signal intelligence systems that detect, collect, identify, analyze and disseminate information;

     o secure telephone and network equipment and encryption management; and

     o communication systems for surface and undersea vessels and manned space flights.

     Training, Simulation & Support Services. This segment provides training, simulation and support services, including a wide range of engineering development and integration support, a full range of teaching, training, logistic services and communication software support and information services. These services include:

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                   CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     o services designed to meet customer training requirements for aircrews, navigators, mission operators, gunners and maintenance technicians for virtually any platform, including military fixed and rotary wing aircraft, air vehicles and various ground vehicles;

     o high-end engineering and information support services used for Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR) architectures, as well as for air warfare modeling and simulation tools for applications used by the DoD and U.S. Government intelligence agencies, including missile and space systems, Unmanned Aerial Vehicles (UAVs), and military aircraft;

     o developing and managing extensive programs in the United States and internationally, focusing on training and education, strategic planning, organizational design, democracy transition and leadership development; and

     o design, prototype development and production of ballistic missile targets for present and future threat scenarios.

     Aviation Products & Aircraft Modernization. This segment provides aviation products and aircraft modernization services including:

     o airborne traffic and collision avoidance systems (TCAS);

     o commercial, solid-state, crash-protected cockpit voice recorders, flight data recorders and cruise ship hardened voyage recorders;

     o ruggedized displays for military and high-end commercial applications;

     o turnkey aviation life cycle management services that integrate custom developed and commercial off-the-shelf products for various military and commercial wide-body and rotary wing aircraft, including heavy maintenance and structural modifications and Head-of-State and commercial interior completions; and

     o engineering, modification maintenance, logistics and upgrade for U.S. Special Operations Command aircraft, vehicles and personal equipment.

     Specialized Products. This segment supplies products to military and commercial customers, in several niche markets. The products include:

     o ocean products, including acoustic undersea warfare products for mine hunting, dipping sonars and anti-submarine, and naval power distribution, conditioning, switching and protection equipment for surface and undersea platforms;

     o telemetry, instrumentation, space and guidance products including tracking and flight termination;

     o premium fuzing products;

     o microwave components;

     o explosive detection systems for checked baggage at airports;

     o high performance antennas and ground based radomes; and

     o training devices and motion simulators which produce advanced virtual reality simulation and high-fidelity representations of cockpits and mission stations for aircraft and land vehicles.

2. BASIS OF PRESENTATION


     The accompanying unaudited condensed consolidated financial statements comprise the unaudited condensed consolidated financial statements of L-3 Holdings and L-3 Communications. L-3 Holdings'

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                   CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

only asset is its investment in L-3 Communications. The only obligations of L-3 Holdings are the 5 1/4% Convertible Senior Subordinated Notes due 2009 (the "Convertible Notes") and the 4% Senior Subordinated Convertible Contingent Debt Securities due 2011 ("CODES"). L-3 Holdings has also guaranteed the borrowings under the senior credit facilities of L-3 Communications. Because the debt obligations of L-3 Holdings have been jointly, severally, fully and unconditionally guaranteed by L-3 Communications and certain of its domestic subsidiaries, such debt obligations have been reported as debt of L-3 Communications in its unaudited condensed consolidated financial statements in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 54. In addition, all issuances of equity securities including grants of stock options and restricted stock by L-3 Holdings to employees of L-3 Communications have also been reported in the unaudited condensed consolidated financial statements of L-3 Communications. As a result, the unaudited condensed consolidated financial positions, results of operations and cash flows of L-3 Holdings and L-3 Communications are substantially the same.

     L-3 Holdings has no independent assets or operations other than through its wholly owned subsidiary L-3 Communications. L-3 Communications and all of the guarantor subsidiaries of L-3 Communications are guarantor subsidiaries of L-3 Holdings. All of the non-guarantor subsidiaries of L-3 Communications are indirect non-guarantor subsidiaries of L-3 Holdings. Financial information of the subsidiaries of L-3 Communications is presented in Note 12.

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

     These interim financial statements should be read in conjunction with the Consolidated Financial Statements of L-3 Holdings and L-3 Communications for the fiscal year ended December 31, 2001, included in their Annual Report on Form 10-K for fiscal year ended December 31, 2001.


3. ACQUISITIONS AND DIVESTITURES

     Aircraft Integration Systems. On March 8, 2002, the Company acquired the assets of Aircraft Integration Systems ("AIS"), a division of Raytheon Company, for $1,149,320 in cash which includes

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                   CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

$1,130,000 for the original contract purchase price, an increase to the contract purchase price of $18,700 related to additional assets contributed by Raytheon to AIS and other acquisition costs. The purchase price is subject to adjustment based on the AIS closing date net tangible book value, as defined. The acquisition was financed using approximately $229,000 of cash on hand, borrowings under the Company's senior credit facilities of $420,000 and a $500,000 senior subordinated bridge loan. (See Note 5.) The Company acquired
AIS because it is a long-standing, sole-source business provider of critical COMINT, SIGINT and unique sensor systems for special customers within the U.S. Government. The Company believes that AIS has excellent operating prospects as its major customers increasingly focus on intelligence gathering and information distribution to the battlefield. The Company also believes there are significant opportunities to apply its proven business integration and cost control skills to further enhance AIS's operating and financial performance. The Company also believes that AIS also creates significant pull-through opportunities for the sale of the Company's secure communications and aviation products, including communication links, signal processing, antennas, data recorders, displays and traffic control and collision avoidance systems. The table below presents a summary of the preliminary estimates of fair values of the assets acquired and liabilities assumed on the acquisition date.


Contracts in process ..................    $  360,567
Other current assets ..................         1,678
Property, plant and equipment .........       182,307
Goodwill ..............................       663,215
Other non-current assets ..............        54,852
                                           ----------
   Total assets acquired ..............     1,262,619
                                           ----------
Current liabilities ...................        17,020
Long-term liabilities .................        96,279
                                           ----------
   Total liabilities assumed ..........       113,299
                                           ----------
   Net assets acquired ................    $1,149,320
                                           ==========

Based on the preliminary purchase price allocation for AIS, goodwill, of which approximately $611,000 is expected to be deductible for income tax purposes, in the amount of $464,250 was assigned to the Secure Communications & ISR segment and $198,965 was assigned to the Aviation Products & Aircraft Modernization segment.

     Detection Systems. On January 2, 2002, the Company agreed to acquire the detection systems business of PerkinElmer for $100,000 in cash plus acquisition costs. The acquisition is subject to customary closing conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act and is expected to close by the end of the second quarter of 2002.

     Spar Aerospace. At December 31, 2001, the Company had acquired 70.3% of the outstanding common stock of Spar Aerospace Limited ("Spar"), a leading provider of high-end aviation product modernization, for $105,078 in cash and acquired control of Spar and the ability to require the remaining stockholders to tender their shares. During January 2002, the Company completed the acquisition and paid $43,641 for the remaining outstanding common stock of Spar.

     SY Tech, BT Fuze and Emergent. During the fourth quarter of 2001, the Company acquired three other businesses for an aggregate purchase price of $139,090 in cash plus acquisition costs, subject to adjustment based on the closing date net assets or net working capital of the acquired business and, in one case, additional purchase price contingent upon the post-acquisition performance of the acquired company. The Company acquired:

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                   CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

   (1) the net assets of SY Technology, Inc. ("SY"), a provider of air warfare simulation services, on December 31, 2001. This acquisition is subject to additional purchase price not to exceed $3,000 which is contingent upon the financial performance of SY for the years ending December 31, 2002 and 2003;

   (2) the net assets of Bulova Technologies, a producer of military fuzes that prevent the inadvertent firing and detonation of weapons during handling, on December 19, 2001. Bulova Technology was later renamed BT Fuze Products ("BT Fuze"); and

   (3) the common stock of Emergent Government Services Group ("Emergent"), a provider of engineering and information services to the U.S. Air Force, Army, Navy and intelligence agencies, on November 30, 2001. Following the acquisition, the Company changed Emergent's name to L-3 Communications Analytics.

     KDI and EER. On May 4, 2001, the Company acquired all of the outstanding common stock of KDI Precision Products ("KDI") for $79,432 in cash including acquisition costs. On May 31, 2001, the Company acquired all of the outstanding common stock of EER Systems ("EER") for $119,533 in cash including acquisition costs, and additional purchase price not to exceed $5,000 which is contingent upon the financial performance of EER for the year ending December 31, 2002.

     All of the Company's acquisitions have been accounted for as purchase business combinations and are included in the Company's results of operations from their respective effective dates. The assets and liabilities recorded in connection with the purchase price allocations for the acquisitions of KDI, EER, Spar, Emergent, BT Fuze, SY and AIS are based upon preliminary estimates of fair values for contracts in process, estimated costs in excess of billings to complete contracts in process, inventories, identifiable intangibles and deferred taxes. Actual adjustments will be based on the final purchase prices and final appraisals and other analyses of fair values which are in process. The Company has valued acquired contracts in process at their estimated contract selling prices less the estimated costs to complete and the Company's normal profit allowance for the Company's effort to complete such contracts. With the exception of the AIS acquisition, the Company does not expect the differences between the preliminary and final purchase price allocations for the acquisitions to be material. Material differences between the preliminary and final purchase price allocations for the AIS acquisition could result from the valuation of contracts in process, estimated costs in excess of billings to complete contracts in process, identifiable intangibles, deferred income taxes and pension and postretirement benefits and other items.

     Had the acquisition of AIS and the related financing transactions occurred on January 1, 2002, the unaudited pro forma sales, net income and diluted earnings per share for the three months ended March 31, 2002, would have been approximately $910,200, $26,000 and $0.63. Had the acquisitions of KDI, EER, SY, BT Fuze, Emergent, Spar and AIS and the related financing transactions occurred on January 1, 2001, the unaudited pro forma sales, net income and diluted earnings per share for the three months ended March 31, 2001, would have been approximately $789,800, $16,700 and $0.41. The pro forma results are based on various assumptions and are not necessarily indicative of the result of operations that would have occurred had the acquisitions and the related financing transactions occurred on January 1, 2001 and 2002.

     In March 2001, the Company settled certain items with a third party provider related to a services agreement. In connection with the settlement, L-3 received a net cash payment of $14,200. The payment represents a credit for fees paid over the term of the services agreement and incremental costs incurred by the Company over the same period arising from performance deficiencies under the services

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                   CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

agreement. These incremental costs included additional operating costs for material management, vendor replacement, rework, warranty, manufacturing and engineering support, and administrative activities. The credit was amortized in 2001 as a reduction to costs and expenses over the period in which the services were provided.


4. CONTRACTS IN PROCESS

     The components of contracts in process are presented in the table below.




                                                         MARCH 31, 2002     DECEMBER 31, 2001
                                                        ----------------   ------------------
   Billed receivables, less allowances of $11,099 and
     $11,649.........................................      $  419,379          $  330,795
                                                           ----------          ----------
   Unbilled contract receivables ....................         730,388             353,262
   Less: unliquidated progress payments .............        (215,392)           (102,739)
                                                           ----------          ----------
    Unbilled contract receivables, net ..............         514,996             250,523
                                                           ----------          ----------
   Inventoried contract costs, gross ................         168,683             110,244
   Less: unliquidated progress payments .............          (3,759)             (6,575)
                                                           ----------          ----------
    Inventoried contract costs, net .................         164,924             103,669
   Inventories at lower of cost or market ...........         127,512             116,837
                                                           ----------          ----------
    Total contracts in process ......................      $1,226,811          $  801,824
                                                           ==========          ==========

5. DEBT

     The components of long-term debt and a reconciliation of the principal amounts to the carrying amount of long-term debt are presented in the table below.




                                                                 MARCH 31, 2002     DECEMBER 31, 2001
                                                                ----------------   ------------------
   Borrowings under Bridge Loan Facility ....................      $  500,000          $       --
   Borrowings under Senior Credit Facilities ................         350,000                  --
   10 3/8% Senior Subordinated Notes due 2007 ...............         225,000             225,000
   8 1/2% Senior Subordinated Notes due 2008 ................         180,000             180,000
   8% Senior Subordinated Notes due 2008 ....................         200,000             200,000
   5 1/4% Convertible Senior Subordinated Notes due
     2009 ...................................................         300,000             300,000
   4% Senior Subordinated Convertible Contingent Debt
     Securities due 2011 (CODES) ............................         420,000             420,000
                                                                   ----------          ----------
   Principal amount of long-term debt .......................       2,175,000           1,325,000
   Less: Unamortized discount on CODES ......................           2,438               2,502
       Fair value of interest rate swap agreements ..........          11,303               7,246
                                                                   ----------          ----------
   Carrying amount of long-term debt ........................      $2,161,259          $1,315,252
                                                                   ==========          ==========

     Available borrowings under the Company's senior credit facilities at March 31, 2002 were $233,436, after reductions for outstanding borrowings of $350,000 and letters of credit of $166,564.

     On February 26, 2002, the Company's lenders approved a $150,000 increase in the amount of the senior credit facilities. The five-year revolving credit facility, maturing on May 15, 2006, was increased by

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                   CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

$100,000 to $500,000 and the 364-day revolving credit facility increased by $50,000 to $250,000. Additionally, the maturity date of the $200,000 364-day revolving credit facility was extended to February 26, 2003.

     On March 8, 2002, L-3 Communications borrowed $500,000 under a senior subordinated Bridge Loan Facility to finance a portion of the purchase price of AIS and related expenses. The Bridge Loan Facility is subordinated in right of payment to all of L-3 Communications' existing and future senior debt. Borrowings under the Bridge Loan Facility bear interest through March 8, 2003, at L-3 Communications' option, at either the one-month or three month LIBOR rate plus a spread equal to 350 basis points. The Bridge Loan Facility matures on May 15, 2009, but if the loans under the facility are not repaid by March 8, 2003, each lender's loan will be automatically converted into an exchange note with terms substantially similar to those of the Company's other senior subordinated indebtedness, and will bear interest at a fixed rate equal to the yield to maturity on the Company's highest yielding existing subordinated indebtedness at the time of exchange plus 100 basis points. Subject to the exceptions set forth in the Bridge Loan Facility, L-3 Communications is required to prepay the Bridge Loan Facility with the net cash proceeds from:

     o any debt offerings by L-3 Holdings or its subsidiaries, including L-3 Communications;

     o issuances of any equity interests in L-3 Holdings or L-3 Communications;


     o incurrences of any other indebtedness of L-3 Holdings or any of its subsidiaries, including L-3 Communications (other than under the senior credit facilities and certain permitted indebtedness); and

     o any sale of assets or stock of any subsidiaries of L-3 Communications.


6. COMPREHENSIVE INCOME

     Comprehensive income for the three months ended March 31, 2002 and 2001 is presented in the table below.

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                            -----------------------
                                                               2002         2001
                                                            ----------   ----------
   Net income ...........................................    $29,279      $14,158
   Other comprehensive income (loss):
     Foreign currency translation adjustments, net of tax
     benefits of $236 and $185...........................       (433)        (298)
    Unrealized losses on securities:
     Unrealized losses arising during the period, net
     of tax benefit of $115 .............................         --         (225)
     Unrealized gains (losses) on hedging instruments:
     Cumulative adjustment at January 1, 2001, net of
     tax benefit of $25 .................................         --          (41)
     Unrealized losses arising during the period, net
     of tax benefits of $40 and $15 .....................        (74)         (24)
      Reclassification adjustment for losses included in
        net income, net of tax expense of $198 ..........        323           --
                                                             -------      -------
   Comprehensive income .................................    $29,095      $13,570
                                                             =======      =======

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                   CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Accumulated other comprehensive balances as of March 31, 2002 and December 31, 2001 are presented in the table below.



                                      FOREIGN                        UNREALIZED       MINIMUM      ACCUMULATED
                                      CURRENCY      UNREALIZED     GAINS (LOSSES)     PENSION         OTHER
                                    TRANSLATION   GAINS (LOSSES)     ON HEDGING      LIABILITY    COMPREHENSIVE
                                    ADJUSTMENTS    ON SECURITIES     INSTRUMENTS    ADJUSTMENTS   INCOME (LOSS)
                                   ------------- ---------------- ---------------- ------------- --------------
    MARCH 31, 2002
    Balance January 1, 2002 ......   $ (2,852)       $   (246)         $ (163)       $ (20,409)    $ (23,670)
    Period change ................       (433)             --             249               --          (184)
                                     --------        --------          ------        ---------     ---------
    Balance March 31, 2002 .......   $ (3,285)       $   (246)         $   86        $ (20,409)    $ (23,854)
                                     ========        ========          ======        =========     =========
    DECEMBER 31, 2001
    Balance January 1, 2001 ......   $ (2,584)       $ (3,698)         $   --        $    (890)    $  (7,172)
    Period change ................       (268)          3,452            (163)         (19,519)      (16,498)
                                     --------        --------          ------        ---------     ---------
    Balance December 31, 2001.....   $ (2,852)       $   (246)           (163)       $ (20,409)    $ (23,670)
                                     ========        ========          ======        =========     =========

7. L-3 HOLDINGS EARNINGS PER SHARE

     A reconciliation of basic and diluted earnings per share ("EPS") is presented in the table below.



                                                            THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------
                                                                2002           2001
                                                            ------------   ------------
   Basic:
     Net income .........................................    $  29,279      $  14,158
     Weighted average common shares outstanding .........       39,450         34,082
                                                             ---------      ---------
     Basic earnings per share ...........................    $    0.74      $    0.42
                                                             =========      =========
   Diluted:
     Net income .........................................    $  29,279      $  14,158
                                                             ---------      ---------
     Common and potential common shares:
     Weighted average common shares outstanding .........       39,450         34,082
     Assumed exercise of stock options ..................        3,972          3,887
     Assumed purchase of common shares for
      treasury ..........................................       (2,245)        (2,216)
                                                             ---------      ---------
   Common and potential common shares ...................       41,177         35,753
                                                             =========      =========
   Diluted earnings per share ...........................    $    0.71      $    0.40
                                                             =========      =========

     The 3,680,982 shares of L-3 Holdings' common stock that are issuable upon conversion of the Convertible Notes were not included in the computation of diluted EPS for the three month periods ended March 31, 2002 and 2001 because, the effect of the assumed conversion would have been anti-dilutive.

     The 3,902,439 shares of L-3 Holdings' common stock that are issuable upon conversion of the CODES were not included in the computation of diluted EPS for the three months ended March 31, 2002 because the conditions required for the CODES to become convertible were not satisfied.

     On April 23, 2002, the Company announced that its Board of Directors has authorized a two-for-one- stock split on all shares of L-3 Holdings common stock. The stock split will entitle all shareholders of record at the close of business on May 6, 2002 to receive one additional share of L-3 Holdings common stock for every share held on that date. The additional shares will be distributed to shareholders in the form of a stock dividend on May 20, 2002. Upon completion of the stock split, L-3 Holdings will have approximately 80 million shares of common stock outstanding. Additionally, all of L-3 Holdings' historical as reported EPS data will be restated to give effect to the stock split.

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                   CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

8. TRANSITIONAL DISCLOSURES REQUIRED BY SFAS NO. 142

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and
Other Intangible Assets, which supersedes Accounting Principles Board ("APB") Opinion No. 17, Intangible Assets. SFAS No. 142 revised the standards for accounting for goodwill and other intangible assets. SFAS No. 142 requires that goodwill and indefinite lived identifiable intangible assets shall no longer be amortized, but be tested for impairment at least annually. The provisions of SFAS No. 142 became effective on January 1, 2002, with full implementation of the impairment measurement provisions required to be completed by December 31, 2002. Effective January 1, 2002, the Company is not recording goodwill amortization expense. Based on a preliminary internal assessment and analysis of the estimated fair values of the Company's reporting units based on discounted cash flows, the Company does not believe that the cumulative effect of the accounting change resulting from the adoption of the transitional impairment measurement provisions of SFAS No. 142 will be material. The Company expects to complete its impairment assessment by the end of the second quarter of 2002.

     The following table presents net income for the three month periods ended March 31, 2002 and 2001, adjusted to exclude goodwill amortization expense, net of any related tax effects, recognized in 2001 related to goodwill that is no longer being amortized.



                                                              FOR THE THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ---------------------------
                                                                  2002           2001
                                                              ------------   ------------
   Reported net income ....................................     $ 29,279       $ 14,158
   Add: Goodwill amortization expense, net of tax .........           --          7,373
                                                                --------       --------
   Adjusted net income ....................................     $ 29,279       $ 21,531
                                                                ========       ========
   BASIC EPS:
   Reported net income ....................................     $   0.74       $   0.42
   Goodwill amortization expense, net of tax ..............           --           0.21
                                                                --------       --------
   Adjusted basic EPS .....................................     $   0.74       $   0.63
                                                                ========       ========
   DILUTED EPS:
   Reported net income ....................................     $   0.71       $   0.40
   Goodwill amortization expense, net of tax ..............           --           0.20
                                                                --------       --------
   Adjusted diluted EPS ...................................     $   0.71       $   0.60
                                                                ========       ========

9. CONTINGENCIES

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

     The Company has been periodically subject to litigation, claims or assessments and various contingent liabilities incidental to its business. With respect to those items of litigation, claims or assessments of which they are aware, management of the Company is of the opinion that the probability is remote that, after taking into account certain provisions that have been made with respect to these matters, the ultimate resolution of any such items of litigation, claims or assessments will have a material adverse effect on the financial position or results of operations of the Company.

10. SEGMENT INFORMATION

     The Company has four reportable segments: (1) Secure Communications & ISR,
(2) Training, Simulation & Support Services, (3) Aviation Products & Aircraft Modernization and (4) Specialized Products, which are described in Note 1. The Company evaluates the performance of its operating segments and reportable segments based on their sales and operating income.

The table below presents sales, operating income and assets by reportable segment.

                                           TRAINING,      AVIATION
                             SECURE       SIMULATION     PRODUCTS &                              ELIMINATION OF
                         COMMUNICATIONS    & SUPPORT      AIRCRAFT     SPECIALIZED                INTERSEGMENT   CONSOLIDATED
                              & ISR        SERVICES    MODERNIZATION     PRODUCTS    CORPORATE       SALES          TOTAL
                        ---------------- ------------ --------------- ------------- ----------- --------------- -------------
THREE MONTHS ENDED
 MARCH 31, 2002:
 Sales ................ $  157,736       $197,302    $  107,309       $  237,713                $(3,220)        $  696,840
 Operating income......     16,409         21,470        17,470           15,958                                    71,307
THREE MONTHS ENDED
 MARCH 31, 2001:
 Sales ................ $   83,285       $116,986    $   60,581       $  202,631                $(1,582)        $  461,901
 Operating income......      6,320          9,166        22,679            8,704                                    46,869
TOTAL ASSETS:
 March 31, 2002 ....... $1,129,739       $515,216    $1,018,668       $1,413,549    $280,648                    $4,357,820
 December 31, 2001.....    366,482        497,368       545,517        1,382,010     547,872                     3,339,249

     The following table presents the changes in goodwill allocated to the reportable segments during the three months ended March 31, 2002.

                          SECURE             TRAINING              AVIATION PRODUCTS
                     COMMUNICATIONS &       SIMULATION &               & AIRCRAFT               SPECIALIZED        CONSOLIDATED
                           ISR            SUPPORT SERVICES           MODERNIZATION               PRODUCTS              TOTAL
                     ----------------     ----------------         -----------------            -----------        ------------
Balance January 1,
2002                     $181,215            $371,653                  $371,222                   $783,628          $1,707,718
Acquired                  464,250               5,065                   210,362                        908             680,585
                     ----------------     ----------------         -----------------            -----------        ------------
Balance March 31,
2002                     $645,465            $376,718                  $581,584                   $784,536          $2,388,303
                     ----------------     ----------------         -----------------            -----------        ------------

     The Company's sales by product and services are summarized in the table below.

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  -------------------------
                                                                      2002          2001
                                                                  -----------   -----------
                                                                    (DOLLARS IN MILLIONS)
Avionics, ocean systems and premium fuzing products ...........    $  213.8      $  131.8
Training, simulation and support services .....................       196.5         119.0
Military and high data rate communications ....................        92.5          79.0
Telemetry and instrumentation .................................        80.8          70.7
Information, surveillance and reconnaissance products .........        38.4            --
Information security systems ..................................        43.7          21.2
Microwave components ..........................................        22.1          24.8
Space and commercial communications, satellite control and
 tactical sensor systems ......................................        17.0          20.2
Intercompany eliminations .....................................        (8.0)         (4.8)
                                                                   --------      --------
   Total ......................................................       696.8         461.9
                                                                   ========      ========

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                   CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

11. NEW ACCOUNTING PRONOUNCEMENTS

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

     In October of 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB No. 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 expands the scope of accounting for disposals to include all components of an entity, including reportable segments and operating segments, reporting units, subsidiaries and certain asset groups. It requires the gain or loss on disposal to be measured as the difference between (1) the fair value less the costs to sell and (2) the carrying value of the component, and such gain or loss cannot include the estimated future operating losses of the component, which were included in the gain or loss determination under APB No. 30. SFAS No. 144 also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS No. 144 became effective on January 1, 2002. SFAS No. 144 did not have a material effect on the Company's consolidated results of operations and financial position.

     In May 2002, the FASB issued SFAS No. 145, Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2002. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Under the provisions of SFAS No. 145, gains and losses from extinguishment of debt can only be classified as extraordinary items if they meet the criteria in APB Opinion No. 30. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Earlier application is permitted. This statement also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar and is effective for transactions occurring after May 15, 2002. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions and are effective for financial statements issued on or after May 15, 2002. SFAS No. 145 will not have a material effect on the Company's consolidated results of operations, financial position or cash flows.

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                   CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

12. UNAUDITED FINANCIAL INFORMATION OF L-3 COMMUNICATIONS AND ITS SUBSIDIARIES


     L-3 Communications is a wholly owned subsidiary of L-3 Holdings. The debt of L-3 Communications, including the Senior Subordinated Notes, the Bridge Loan Facility and borrowings under amounts drawn against the senior credit facilities are guaranteed, on a joint and several, full and unconditional basis, by certain of its wholly owned domestic subsidiaries (the "Guarantor Subsidiaries"). The foreign subsidiaries and certain domestic subsidiaries of L-3 Communications (the "Non-Guarantor Subsidiaries") do not guarantee the debt of L-3 Communications. None of the debt of L-3 Communications has been issued by its subsidiaries. There are no restrictions on the payment of dividends from the Guarantor Subsidiaries to L-3 Communications.

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



                                                           GUARANTOR    NON-GUARANTOR                       CONSOLIDATED
                                              PARENT     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    L-3 COMMUNICATIONS
                                          ------------- -------------- --------------- ---------------- -------------------
CONDENSED COMBINING BALANCE SHEETS:
-----------------------------------------
AS OF MARCH 31, 2002
-----------------------------------------
Total current assets ....................  $  569,375     $  668,246       $113,656      $         --        $1,351,277
Other long-term assets ..................   1,003,772      1,596,455        406,316                --         3,006,543
Investment in and amounts due from
 consolidated subsidiaries ..............   2,323,789        241,078         66,135        (2,631,002)               --
                                           ----------     ----------       --------      ------------        ----------
   Total assets .........................  $3,896,936     $2,505,779       $586,107      $ (2,631,002)       $4,357,820
                                           ==========     ==========       ========      ============        ==========
Total current liabilities ...............  $  292,132     $  191,459       $ 60,340      $         --        $  543,931
Other long-term liabilities .............     177,084        130,034          8,453                --           315,571
Long-term debt ..........................   2,161,259             --             --                --         2,161,259
Minority interest .......................          --             --         70,598                --            70,598
Shareholders' equity ....................   1,266,461      2,184,286        446,716        (2,631,002)        1,266,461
                                           ----------     ----------       --------      ------------        ----------
   Total liabilities and shareholders'
    equity ..............................  $3,896,936     $2,505,779       $586,107      $ (2,631,002)       $4,357,820
                                           ==========     ==========       ========      ============        ==========
CONDENSED COMBINING BALANCE SHEETS:
------------------------------------------
AS OF DECEMBER 31, 2001
------------------------------------------
Total current assets ....................  $  786,498     $  300,585       $155,318      $         --        $1,242,401
Other long-term assets ..................     965,566        701,887        429,395                --         2,096,848
Investment in and amounts due
 from consolidated subsidiaries .........   1,229,572        150,580         43,236        (1,423,388)               --
                                           ----------     ----------       --------      ------------        ----------
   Total assets .........................  $2,981,636     $1,153,052       $627,949      $ (1,423,388)       $3,339,249
                                           ==========     ==========       ========      ============        ==========
Total current liabilities ...............  $  278,598     $  136,579       $109,394      $         --        $  524,571
Other long-term liabilities .............     173,894         31,080         10,663                --           215,637
Long-term debt ..........................   1,315,252             --             --                --         1,315,252
Minority interest .......................          --             --         69,897                --            69,897
Shareholders' equity ....................   1,213,892        985,393        437,995        (1,423,388)        1,213,892
                                           ----------     ----------       --------      ------------        ----------
   Total liabilities and shareholders'
    equity ..............................  $2,981,636     $1,153,052       $627,949      $ (1,423,388)       $3,339,249
                                           ==========     ==========       ========      ============        ==========

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                   CONTINUED

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 GUARANTOR    NON-GUARANTOR                     CONSOLIDATED
                                                   PARENT      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   L-3 COMMUNICATIONS
                                              --------------- -------------- --------------- -------------- -------------------
CONDENSED COMBINING STATEMENTS OF
---------------------------------
OPERATIONS:
-----------
FOR THE THREE MONTHS ENDED
 MARCH 31, 2002
---------------
Sales .......................................  $    340,703    $    302,700     $  56,634     $     (3,197)    $    696,840
                                               ------------    ------------     ---------     ------------     ------------
Operating income ............................        41,004          21,657         8,646               --           71,307
Interest and other income ...................           822              75           130               --            1,027
Interest expense ............................        24,760           1,261            72               --           26,093
Minority interest ...........................            --              --           988               --              988
Provision for income taxes ..................         6,024           7,226         2,724               --           15,974
Equity in net income of consolidated
  subsidiaries ..............................        18,237              --            --          (18,237)              --
                                               ------------    ------------     ---------     ------------     ------------
Net income ..................................  $     29,279    $     13,245     $   4,992     $    (18,237)    $     29,279
                                               ============    ============     =========     ============     ============
FOR THE THREE MONTHS ENDED
  MARCH 31, 2001
----------------
Sales .......................................  $    280,885    $     79,879     $ 102,244     $     (1,107)    $    461,901
                                               ------------    ------------     ---------     ------------     ------------
Operating income (loss) .....................        44,595          (3,675)        5,949               --           46,869
Interest and other income ...................           383              --            99               --              482
Interest expense ............................        24,132             273            --               --           24,405
Provision (benefit) for income taxes ........         7,984          (1,512)        2,316               --            8,788
Equity in net income (loss) of
  consolidated subsidiaries .................         1,296              --            --           (1,296)              --
                                               ------------    ------------     ---------     ------------     ------------
Net income (loss) ...........................  $     14,158    $     (2,436)    $   3,732     $     (1,296)    $     14,158
                                               ============    ============     =========     ============     ============
CONDENSED COMBINING STATEMENTS OF
---------------------------------
CASH FLOWS:
-----------
FOR THE THREE MONTHS ENDED
  MARCH 31, 2002:
-----------------
Net cash from (used in) operating
  activities ................................  $    (11,782)   $     57,015     $  (3,841)    $         --     $     41,392
                                               ------------    ------------     ---------     ------------     ------------
Net cash (used in) investing
  activities ................................    (1,207,573)     (1,157,712)      (48,125)       1,201,203       (1,212,207)
                                               ------------    ------------     ---------     ------------     ------------
Net cash from financing activities ..........       936,675       1,098,842        21,484       (1,201,203)         855,798
                                               ------------    ------------     ---------     ------------     ------------
Net (decrease) in cash ......................      (282,680)         (1,855)      (30,482)              --         (315,017)
Cash and cash equivalents, beginning
  of period .................................       320,210          (4,412)       45,224               --          361,022
                                               ------------    ------------     ---------     ------------     ------------
Cash and cash equivalents, end of
  period ....................................  $     37,530    $     (6,267)    $  14,742     $         --     $     46,005
                                               ============    ============     =========     ============     ============
FOR THE THREE MONTHS ENDED
  MARCH 31, 2001:
-----------------
Net cash from (used in) operating
  activities ................................  $     22,587    $    (12,642)    $   7,181     $         --     $     17,126
                                               ------------    ------------     ---------     ------------     ------------
Net cash (used in) investing activities .....       (18,669)         (3,308)      (13,902)           8,699          (27,180)
                                               ------------    ------------     ---------     ------------     ------------
Net cash from financing activities ..........         6,931          12,214         5,945           (8,699)          16,391
                                               ------------    ------------     ---------     ------------     ------------
Net (decrease) increase in cash .............        10,849          (3,736)         (776)              --            6,337
Cash and cash equivalents, beginning
  of period .................................        18,708           4,911         9,061               --           32,680
                                               ------------    ------------     ---------     ------------     ------------
Cash and cash equivalents, end of
  period ....................................  $     29,557    $      1,175     $   8,285     $         --     $     39,017
                                               ============    ============     =========     ============     ============

ITEM 2.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


GENERAL

     We are a leading merchant supplier of sophisticated ISR (Information, Surveillance and Reconnaissance) products, secure communications systems and products, aviation products and aircraft modernization, ocean products, telemetry, instrumentation, space and guidance products and microwave components. We believe our systems and products are critical elements of virtually all major communication, command and control, intelligence gathering and space systems. Our systems and products are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in transmission, processing, recording, monitoring and dissemination functions of these communication systems. We also provide training, simulation and support services. Our customers include the DoD, certain U.S. Government intelligence agencies, major aerospace and defense contractors, foreign governments, commercial customers and certain other U.S. federal, state and local government agencies. As a result of our recently completed acquisitions, including Aircraft Integration Systems, a division of Raytheon Company, on March 8, 2002, and Spar, Analytics, BT Fuze and SY Technologies in November and December of 2001 and their effect on our management and operations, effective January 1, 2002, we will present our businesses in the following four reportable segments:
(1) Secure Communications & ISR; (2) Training, Simulation & Support Services;
(3) Aviation Products & Aircraft Modernization; and (4) Specialized Products. Prior to December 31, 2001, we had two reportable segments: Secure Communications Systems and Specialized Products.

     Our Secure Communications & ISR segment provides products and services for the global ISR market as well as secure, high data rate communications systems for military and other U.S. Government reconnaissance and surveillance applications. Our Training, Simulation & Support Services segment produces training systems and related support services, and provides a wide range of engineering development and integration support, a full range of teaching, training, logistic and communication software support services and custom ballistic targets. Our Aviation Products & Aircraft Modernization segment provides our TCAS products, cockpit voice, flight data and cruise ship hardened voyage recorders, displays and specialized aircraft modernization services. Our Specialized Products segment provides ocean products, telemetry, instrumentation, space and guidance products, premium fuzing products, explosive detection systems, training devices and microwave components.

     In recent years, domestic and worldwide political and economic developments have significantly affected the markets for defense systems, products and services. Two events in 2001 had a dramatic impact on the domestic and international political and economic landscape. They impacted L-3 and the defense industry generally. First, the events of September 11 created uncertainty and exposed vulnerabilities in security and the overall defense of our homeland. Second, in the conclusions of the U.S. Quadrennial Defense Review
(QDR) there was a fundamental and philosophical shift in focus from a "threat-based" model to one that emphasizes the capabilities needed to defeat a full spectrum of adversaries. Transforming the nation's defense posture to a capabilities-based approach involves creating the ability for a more flexible response, with greater force mobility, stronger space capabilities, missile defense, improved communications, intelligence and information systems security and an increased emphasis on homeland defense.

     The current U.S. defense budget and the proposed U.S. defense budgets for fiscal years 2003 through 2006 have each been increased by approximately 20% over their previous budgets. These increases in U.S. defense budgets were preceded by a period of declining defense budgets from the mid-1980s to the late 1990s precipitated by ongoing U.S. federal budget pressures and adjustments in political roles and missions to reflect changing strategic and tactical threats wherein the U.S. defense budget experienced a decline in real dollars. This declining trend was reversed by an increase in defense spending in 1999, followed by current dollar increases in fiscal 2000, 2001 and 2002 with an anticipated increase in fiscal 2003 to $379.0 billion. The proposed U.S. defense budget increases include larger allocations to command, control, communications, intelligence, surveillance and reconnaissance (C3ISR), precision-guided weapons, unmanned aerial vehicles (UAVs), communications networks and missile defense. We believe we are well positioned to benefit from increased spending in those areas. In addition, increased emphasis on homeland defense may increase demand for our capabilities in areas such as airport security systems, information security, crisis management, preparedness and prevention services, and civilian security operations. While there is no assurance that the proposed increased DoD budget levels will be approved by Congress, after over a decade of downward trends, the current outlook is one of increased spending, which we believe should positively affect our future sales and could potentially favorably affect our future operating profits because of increased sale volumes.

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

     We believe that the U.S. defense industry structure contains three tiers of defense contractors. The first tier is dominated by five prime system contractors: The Boeing Company, Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Company and General Dynamics Corporation, all of whom compete for major platform programs. The second tier defense contractors are smaller products and niche subsystems contractors and are comprised of traditional aerospace and defense companies, as well as, the non-core aerospace and defense sectors of certain industrial conglomerates and include L-3, Honeywell Inc., Rockwell Collins Inc., Harris Corporation, TRW Inc., ITT Industries, Inc., Alliant Techsystems Inc., United Technologies Corporation, and United Defense Industries Inc. The third tier, which represents the vendor base and supply chain for niche products, is comprised of numerous smaller publicly and privately owned contractors.

     We believe we are the aerospace and defense "merchant supplier" with the broadest and most diverse product portfolio. We supply our products to all of the five prime system contractors and in some cases directly to the end customer. We primarily compete with third tier contractors and certain of the second tier contractors and to a lesser extent with the prime system contractors in certain niche areas. Some of the second tier contractors are larger than we are and have greater resources than we have available to us. We are larger than all of the third tier contractors and believe we have greater resources than all of them. We believe that most of our businesses enjoy the number one or number two competitive position in their respective market niches. We believe that the primary competitive factors for our businesses are: technology, quality, cost, market position and past performance. In addition, our ability to compete for non "sole source" contracts often requires us to "team" with one or more of the prime system contractors that bids and competes for major platform programs. Futhermore, our ability to "team" with a prime system contractor is often dependent upon the outcome of a competitive process.

ACQUISITIONS

     The table below summarizes the material acquisitions that we have completed during the year ended December 31, 2001 and the three month period ended March 31, 2002.

                                                                     PURCHASE
ACQUIRED COMPANY                          DATE ACQUIRED              PRICE(1)
------------------------------------   -------------------   -----------------------
KDI Precision Products                       May 4, 2001         $      78.9
EER Systems                                 May 31, 2001         $     119.4(2)
Spar Aerospace Limited                 November 23, 2001         $     146.8(3)
Emergent Government Services Group     November 30, 2001         $      39.8(4)(5)
BT Fuze Products                       December 19, 2001         $      49.5(4)
SY Technology                          December 31, 2001         $      49.8(4)(6)
Aircraft Integration Systems               March 8, 2002         $   1,148.7(4)(7)

----------
(1) Purchase price represents the contractual consideration for the acquired business excluding adjustments for net cash acquired and acquisition costs.

(2) Excludes additional purchase price, not to exceed $5.0 million, which is contingent upon the financial performance of EER for the year ending December 31, 2002.

(3) Includes $43.6 million for the remaining 29.7% of the outstanding common stock of Spar that we acquired and paid for in January 2002.

(4) Purchase price is subject to adjustment based on actual closing date net assets or net working capital of the acquired business.

(5) Following the acquisition we changed Emergent Government Services Group's name to L-3 Communications Analytics.

(6) Excludes additional purchase price, not to exceed $3.0 million, which is contingent upon the financial performance of SY for the years ending December 31, 2002 and 2003.

(7) Includes $18.7 million related to additional assets contributed by Raytheon Company to AIS. Following the acquisition, we changed AIS's name to L-3 Integrated Systems.


----------
     On January 2, 2002, we agreed to acquire the detection systems business of PerkinElmer for $100.0 million in cash plus acquisition costs. The acquisition is subject to customary closing conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act and is expected to close by the end of the second quarter of 2002.


     Additionally, we purchased other businesses during 2001 and 2002, which individually and in the aggregate were not material to our consolidated results of operations, financial position or cash flows in the year acquired.


     All of our acquisitions have been accounted for as purchase business combinations and are included in our consolidated results of operations from their respective effective dates.


     We regularly evaluate potential acquisitions and joint venture transactions, but we have not entered into any agreements with respect to any material transactions at this time other than our acquisition of PerkinElmer.


RESULTS OF OPERATIONS


     The following information should be read in conjunction with our unaudited condensed consolidated financial statements as of March 31, 2002. Our results of operations for the periods presented are impacted significantly by our acquisitions. See Note 3 to the unaudited condensed consolidated financial statements for a discussion of our acquisitions, including pro forma sales, net income and diluted earnings per share data. The tables below provide our selected statement of operations data for the three-month period ended March 31, 2002, which we refer to as the 2002 First Quarter and the three-month period ended March 31, 2001, which we refer to as the 2001 First Quarter. Prior year reportable segment information has been restated to conform to the 2002 presentation of reportable segments.

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                      ------------------------------
                                                                           2002            2001
                                                                      -------------  ---------------
                                                                              (in millions)
Sales(1):
 Secure Communications & ISR .......................................   $    157.4       $   82.7
 Training, Simulation & Support Services ...........................        194.8          117.0
 Aviation Products & Aircraft Modernization ........................        107.3           60.6
 Specialized Products ..............................................        237.3          201.6
                                                                       ----------       --------
   Total ...........................................................   $    696.8       $  461.9
                                                                       ==========       ========
Operating income:
 Secure Communications & ISR .......................................   $     16.4       $    6.3(2)
 Training, Simulation & Support Services ...........................         21.5            9.2(2)
 Aviation Products & Aircraft Modernization ........................         17.5           22.7(2)
 Specialized Products ..............................................         15.9            8.7(2)
                                                                       ----------       -----------
   Total ...........................................................   $     71.3       $   46.9
                                                                       ==========       ===========
Depreciation and amortization expenses included in operating income:
 Secure Communications & ISR .......................................   $      4.2       $    2.9
 Training, Simulation & Support Services ...........................          1.9            2.7
 Aviation Products & Aircraft Modernization ........................          2.5            3.0
 Specialized Products ..............................................          6.6           11.7
                                                                       ----------       -----------
   Total ...........................................................   $     15.2       $   20.3
                                                                       ==========       ===========
EBITDA(3)
 Secure Communications & ISR .......................................   $     20.6       $    9.2
 Training, Simulation & Support Services ...........................         23.4           11.9
 Aviation Products & Aircraft Modernization ........................         20.0           25.7
 Specialized Products ..............................................         22.5           20.4
                                                                       ----------       -----------
   Total ...........................................................   $     86.5       $   67.2
                                                                       ==========       ===========
Consolidated cash flows:
 Net cash from operating activities ................................   $     41.4       $   17.1
 Net cash (used in) investing activities ...........................     (1,212.2)         (27.2)
 Net cash from financing activities ................................        855.8           16.4
                                                                       ----------       -----------
   Net increase (decrease) in cash .................................   $   (315.0)      $    6.3
                                                                       ==========       ===========

----------
(1) Sales are after intersegment eliminations. See Note 10 to the Unaudited Condensed Consolidated Financial Statements.

(2) Adjusting 2001 First Quarter results on a pro forma basis to exclude goodwill amortization expense, 2001 First Quarter operating income would have been $7.3 million for the Secure Communications & ISR segment, $10.5 million for the Training, Simulation & Support Services segment, $24.6 million for the Aviation Products & Aircraft Modernization segment and $14.4 million for the Specialized Products segment.

(3) EBITDA is defined as operating income plus depreciation expense and amortization expense. EBITDA is not a substitute for operating income, net income or cash flows from operating activities as determined in accordance with generally accepted accounting principles in the United States or a measure of profitability or liquidity. EBITDA is presented as additional information because we believe it to be a useful indicator of an entity's debt capacity and an entity's ability to service its debt. EBITDA is not a cash flow measure and is not available for an entity's discretionary use because EBITDA does not take into account an entity's obligation to service its debt, fund its working capital and capital expenditures and pay income taxes. EBITDA as we defined it may differ from similarly named measures used by other entities and, consequently EBITDA comparisons between other entities and us could be misleading unless all entities calculate and define EBITDA in the same manner as we do. EBITDA is not an indicator of an entity's profitability or cash flows.


------------
 THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THREE MONTHS ENDED MARCH 31,
    2001

     Sales increased $234.9 million to $696.8 million in the 2002 First Quarter compared with the 2001 First Quarter. The AIS, Analytics, SY, Spar, BT Fuze, KDI and EER acquisitions contributed

$203.2 million of the sales increase in the 2002 First Quarter. The remaining sales increase in the 2002 First Quarter was primarily attributable to volume increases of (1) $36.3 million on secure telephone equipment and secure data links, (2) $12.6 million on training devices and services and (3) $9.3 million on guidance systems. These sales increases were partially offset by declines of $13.6 million on naval power equipment arising from lower shipments caused by production capacity diverted to fixing quality control problems and volume declines of $12.9 million on aviation products due to reduced demand and customer-deferred delivery schedules stemming from the downturn in the commercial aircraft industry that began in 2001. Costs and expenses increased $210.5 million to $625.5 million in 2002 from $415.0 million in 2001 consistent with the increase in sales. Operating income increased by 24.4 million to $71.3 million in the 2002 First Quarter compared with the 2001 First Quarter primarily because of higher sales. Operating income as a percentage of sales ("operating margin") improved slightly to 10.2% compared to 10.1% in the 2001 First Quarter. Adjusting 2001 First Quarter results on a pro forma basis to exclude goodwill amortization expense for SFAS No. 142, 2001 First Quarter costs and expenses would have been $405.1 million, operating income would have been $56.8 million and operating margin would have been 12.3%. The decline in operating margin on a pro forma basis was due to declines in our Aviation Products & Aircraft Modernization segment and our Specialized Products segment, which were partially offset by increases in our Secure Communications & ISR segment and our Training, Simulation & Support Services segment, the details of which are discussed below.

     Depreciation and amortization expenses decreased $5.1 million to $15.2 million in the 2002 First Quarter primarily due to a $9.9 million decrease in goodwill amortization, due to the implementation of SFAS No. 142 effective January 1, 2002. The decrease was partially offset by a $3.2 million increase in depreciation expense related to our capital expenditures and acquired businesses. Our EBITDA for the 2002 First Quarter increased $19.3 million to $86.5 million, which indicates that our borrowing capacity increased.

     Interest expense increased $1.7 million to $26.1 million in the 2002 First Quarter. The increase is because of the higher average outstanding debt during the 2002 First Quarter, partially offset by savings of $2.9 million from the interest rate swap agreements we entered into in July 2001 and November 2001 and lower interest rates on our variable rate debt. Interest and other income increased $0.5 million to $1.0 million because of higher average cash and cash equivalents balances during the 2002 First Quarter compared to the 2001 First Quarter.

     The income tax provision for the 2002 First Quarter is based on our estimated effective income tax rate for 2002 of 35.3%, compared with the effective tax rate of 38.3% for the 2001 First Quarter. The decrease in the 2002 First Quarter effective income tax rate is primarily due to the exclusion of goodwill amortization expense, that is deductible for income tax purposes, from our results of operations.

     Basic earnings per share ("EPS") grew 76.2% to $0.74 in the 2002 First Quarter and diluted EPS grew 77.5% to $0.71 in the 2002 First Quarter. Adjusting 2001 First Quarter results on pro forma basis to exclude goodwill amortization expense, 2001 First Quarter diluted earnings per share would have been $0.60 per share, resulting in a 18.3% increase in the 2002 First Quarter when compared to the 2001 First Quarter. Diluted weighted-average common shares outstanding increased 15.2% in the 2002 First Quarter, primarily because of the sale of our common stock in May 2001.

     The 2002 First Quarter diluted EPS computation did not include the effect of the 3.9 million shares of L-3 Holdings common stock that are issuable upon conversion of the CODES (See Notes 5 and 7 to the condensed consolidated financial statements) because the conditions for their conversion were not satisfied, but, if the CODES had been convertible, they would have been anti-dilutive for the 2002 First Quarter. However, the effect of the inclusion of the shares convertible from the CODES would be dilutive if our levels of net income increase.


SECURE COMMUNICATIONS & ISR

     Sales within our Secure Communications & ISR segment increased $74.7 million or 90.3% to $157.4 million in the 2002 First Quarter compared with the 2001 First Quarter. The increase in sales was principally attributed to $38.4 million from the AIS acquisition and $36.3 million of increased volume primarily on secure telephone equipment and secure data links which was attributable to greater demand for secure communications from the DoD and U.S. Government intelligence agencies.

     Operating income increased by $10.1 million to $16.4 million in the 2002 First Quarter because of higher sales and operating margin. Operating margin improved to 10.4% in the 2002 First Quarter compared to 7.6% in the 2001 First Quarter. Adjusting 2001 First Quarter results on a pro forma basis to exclude goodwill amortization expense for SFAS No. 142, 2001 First Quarter operating income would have been $7.3 million, operating margin would have been 8.8% and 2002 First Quarter operating margin would have improved by 1.6 percentage points compared to the 2001 First Quarter. Increased volume and improvements on secure telephone equipment accounted for 3.9 percentage points of the increase. Higher operating margins from the AIS acquisition accounted for 0.8 percentage points of the increase. These increases to operating margin were partially offset by a decrease of 3.1 percentage points due to negative contract margins and increased expenditures associated with our Prime Wave business.


TRAINING, SIMULATION & SUPPORT SERVICES

     Sales within our Training, Simulation & Support Services segment increased $77.8 million or 66.5% to $194.8 million in the 2002 First Quarter compared with the 2001 First Quarter. The EER, SY and Analytics acquisitions contributed $67.3 million of the increase in sales. The remaining net increase of $10.5 million in sales during the 2002 First Quarter was principally attributable to volume increases at our training and simulation business attributable to new contracts competitively awarded during 2001.

     Operating income increased by $12.3 million to $21.5 million in the 2002 First Quarter because of higher sales and operating margin. Operating margin improved to 11.0% in the 2002 First Quarter compared to 7.8% in the 2001 First Quarter. Adjusting 2001 First Quarter results on a pro forma basis to exclude goodwill amortization expense for SFAS No. 142, 2001 First Quarter operating income would have been $10.5 million, operating margin would have been 9.0% and 2002 First Quarter operating margin would have improved by 2.0 percentage points compared to the 2001 First Quarter. Higher operating margins from the acquired businesses accounted for 0.9 percentage points of the increase and higher volumes and cost reductions at our training and simulation business accounted for 1.4 percentage points of the increase. The remaining 0.3 percentage points decline was attributable to our other businesses.


AVIATION PRODUCTS & AIRCRAFT MODERNIZATION

     Sales within our Aviation Products & Aircraft Modernization segment increased $46.7 million or 77.1% to $107.3 million in the 2002 First Quarter compared with the 2001 First Quarter. The AIS and Spar acquisitions contributed $58.4 million of the increase in sales offset by decreases in sales of $11.7 million primarily attributable to volume decreases of TCAS products and aviation recorders due to the downturn in the commercial aircraft industry. We expect the sales volume for all of 2002 on our aviation products to be lower than 2001 volumes; however, the amount of the declines are expected to be smaller during the remainder of 2002.

     Operating income decreased by $5.2 million to $17.5 million in the 2002 First Quarter. Operating margin declined to 16.3% in the 2002 First Quarter compared to 37.4% in the 2001 First Quarter. Adjusting 2001 First Quarter results on a pro forma basis to exclude goodwill amortization expense for SFAS No. 142, 2001 First Quarter operating income would have been $24.6 million, operating margin would have been 40.7% and 2002 First Quarter operating margin would have declined by 24.4 percentage points compared to the 2001 First Quarter. Lower volumes on TCAS products and aviation recorders, which generated lower gross margin contributions, as well as increased development expenses for a terrain awareness warning system and a commercial displays product-line which we plan to introduce later this year, accounted for 19.3 percentage points of the decrease and lower margins which we expected from the AIS and Spar acquired businesses accounted for 5.1 percentage points of the decrease. We expect the operating margins on aviation products to increase during the remainder of 2002 as volumes increase.

SPECIALIZED PRODUCTS

     Sales within our Specialized Products segment increased $35.7 million or 17.7% to $237.3 million in the 2002 First Quarter compared to the 2001 First Quarter. The KDI and BT Fuze acquisitions contributed $39.1 million of the increase in sales and $10.2 million of the increase was primarily due to guidance products and acoustic undersea warfare products arising from various new contracts. These increases were partially offset by decreases in sales primarily attributable to a decrease of $13.6 million on naval power equipment arising from lower shipments caused by production capacity diverted to fixing quality control problems. We expect to return to normal production levels on our naval power equipment in the second half of 2002.

     Operating income increased by $7.2 million to $15.9 million in the 2002 First Quarter because of higher sales and operating margin. Operating margin improved to 6.7% in the 2002 First Quarter compared to 4.3% in the 2001 First Quarter. Adjusting 2001 First Quarter results on a pro forma basis to exclude goodwill amortization expense for SFAS No. 142, 2001 First Quarter operating income would have been $14.4 million, operating margin would have been 7.1% and 2002 First Quarter operating margin would have declined by 0.4 percentage points compared to the 2001 First Quarter. The lower margin was primarily due to lower sales volume for naval power equipment. This decline which reduced operating margin by 1.1 percentage points, was partially offset by higher margins from the KDI and BT Fuze acquired businesses arising from volume increases related to new contracts entering production.


LIQUIDITY AND CAPITAL RESOURCES

BALANCE SHEET

     Contracts in process increased $425.0 million from December 31, 2001 to March 31, 2002. The increase included $359.6 million related to acquired businesses and $65.4 million principally from:

     o increases of $37.9 million in billed receivables due to higher sales of ISR products, data links and ocean products;

     o increases of $33.1 million in inventories, including inventories of data links, ocean products, secure telephone equipment and certain commercial products; and

     o decreases of $5.6 million in unbilled contract receivables due to higher billings for ISR products, partially offset by increases on secure communications products, including secure telephone equipment.

Included in contracts in process at March 31, 2002, are billed receivables of $15.8 million and inventories of $30.0 million related to our Prime Wave business. At December 31, 2001, we had $15.8 million of billed receivables and $30.2 million of inventories related to our Prime Wave business.

     The increase in property, plant and equipment, goodwill and pension and postretirement benefits during the 2002 First Quarter was principally related to the acquisition of AIS. The increases in accounts payable and accrued employment costs were primarily due to the timing of payments as well as the acquisition of AIS. The increase in accrued interest is due to the timing of the interest coupon payments on our debt as well as additional borrowings under our bridge loan and senior credit facilities. The decrease in other current liabilities is primarily attributable to the payment of $43.6 million related to the remaining outstanding common stock of Spar during January 2002.


STATEMENT OF CASH FLOWS


OPERATING ACTIVITIES

     During the 2002 First Quarter, we generated $41.4 million of cash from our operating activities, an increase of $24.3 million over the $17.1 million generated during the 2001 First Quarter. Earnings adjusted for non-cash items and deferred taxes increased $20.1 million to $66.3 million in the 2002 First Quarter from $46.2 million in the 2001 First Quarter. During the 2002 First Quarter, our working capital and operating assets and liabilities increased $24.9 million compared with an increase of $29.1 million in the

2001 First Quarter. Our cash flows from operating activities during the 2002 First Quarter include increases in inventories and billed receivables as described above, as well as declines in customer advances related to liquidations on a contract for acoustic undersea warfare products. These uses were partially offset by lower payments to vendors and an increase in accrued employment costs due to the timing of payments for salaries and wages. Uses of cash relating to performance on certain contracts in process, for which estimated costs exceed the estimated billings, declined in the 2002 First Quarter compared to the 2001 First Quarter. Deferred income taxes for the 2002 First Quarter compared with the 2001 First Quarter increased primarily because of larger estimated tax deductions arising from the Company's recently completed acquisitions, including AIS. We expect our deferred income taxes to be higher in 2002 than they were in 2001.

INVESTING ACTIVITIES

     During the 2002 First Quarter, we invested $1,201.5 million to acquire businesses, compared with $13.0 million during the 2001 First Quarter. This increase in acquisition spending during the 2002 First Quarter was primarily attributable to the acquisition of AIS. The acquisition was financed using approximately $229.0 million of cash on hand, borrowings under our senior credit facilities of $420.0 million and a $500.0 million senior subordinated bridge loan. We expect to offer and sell $1,000.0 million to $1,500.0 million of debt and equity securities during the second quarter of 2002, depending on capital market conditions, and use a portion of the proceeds from those offerings to repay the $500.0 million senior subordinated bridge loan and other outstanding borrowings.

     We make capital expenditures for the improvement of manufacturing facilities and equipment. We expect that capital expenditures for the remainder of 2002 will be between $75.0 million and $80.0 million, including Aircraft Integration Systems.

FINANCING ACTIVITIES

     On April 23, 2002, we announced that our Board of Directors has authorized a two-for-one stock split on all shares of our common stock. The stock split will entitle all shareholders of record at the close of business on May 6, 2002 to receive one additional share of our common stock for every share held on that date. The additional shares will be distributed to shareholders in the form of a stock dividend on May 20, 2002. Upon completion of the stock spilt, we will have approximately 80 million shares of common stock outstanding. Additionally, all of our historical as reported EPS data will be restated prospectively to give effect to the stock split.

     At March 31, 2002, available borrowings under our senior credit facilities were $233.4 million after reductions for outstanding borrowings of $350.0 million and outstanding letters of credit of $166.6 million.

     On February 26, 2002, our lenders approved a $150.0 million increase in the amount of our senior credit facilities. The five-year revolving credit facility increased by $100.0 million to $500.0 million and the 364-day revolving credit facility increased by $50.0 million to $250.0 million. Additionally, the maturity date of the $200.0 million 364-day revolving credit facility was extended to February 26, 2003.

     On March 8, 2002, we borrowed $500.0 million under a senior subordinated bridge loan facility ("Bridge Loan Facility") to finance a portion of the purchase price of AIS and related expenses. The Bridge Loan Facility is subordinated in right of payment to all of L-3 Communications' existing and future senior debt. Borrowings under the Bridge Loan Facility bear interest through March 8, 2003, at our option, at either the one-month or three-month LIBOR rate plus a spread equal to 350 basis points. The Bridge Loan Facility matures on May 15, 2009, but if the loans under the facility are not repaid by March 8, 2003, each lender's loan will be automatically converted into an exchange note with terms substantially similar to those of our other senior subordinated indebtedness, and will bear interest at a fixed rate equal to the yield to maturity on our highest yielding existing subordinated indebtedness at the time of exchange plus 100 basis points. Subject to the exceptions set forth in the Bridge Loan Facility, we are required to prepay the Bridge Loan Facility with the net cash proceeds from:

     o any debt offerings by L-3 Holdings or its subsidiaries, including L-3 Communications;

     o issuances of any equity interests in L-3 Holdings or L-3 Communications;

     o incurrences of any other indebtedness of L-3 Holdings or any of its subsidiaries, including L-3 Communications (other than under the senior credit facilities and certain permitted indebtedness); and

     o any sale of assets or stock of any subsidiaries of L-3 Communications.

     The senior credit facilities, Bridge Loan Facility, Senior Subordinated Notes, Convertible Notes and CODES agreements contain financial covenants and other restrictive covenants which remain in effect so long as we owe any amount or any commitment to lend exists thereunder. As of March 31, 2002, we were in compliance with those covenants at all times. The borrowings under the senior credit facilities are guaranteed by L-3 Holdings and by substantially all of the domestic subsidiaries of L-3 Communications on a senior basis. The payments of principal and premium, if any, and interest on the Senior Subordinated Notes and Bridge Loan Facility are unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by all of L-3 Communications' restricted subsidiaries other than its foreign subsidiaries. The guarantees of the Senior Subordinated Notes and Bridge Loan Facility are junior to the guarantees of the senior credit facilities and rank pari passu with each other and the guarantees of the Convertible Notes and the CODES. The Convertible Notes and CODES are unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by L-3 Communications and substantially all of its direct and indirect domestic subsidiaries. These guarantees rank junior to the guarantees of the senior credit facilities and rank pari passu with each other and the guarantees of the Senior Subordinated Notes and Bridge Loan Facility. See Note 7 to our consolidated financial statements for fiscal year ended December 31, 2001, included in our Annual Report on Form 10K for fiscal year ended December 31, 2001, for a description of our debt and related financial covenants at December 31, 2001.

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


CONTINGENCIES

     See Note 9 to the Condensed Consolidated Financial Statements.


RECENTLY ISSUED AND PROPOSED ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which supersedes Accounting Principles Board ("APB") Opinion No. 17, Intangible Assets. SFAS No. 142 revised the standards for accounting for goodwill and other intangible assets. SFAS No. 142 requires that goodwill and indefinite lived identifiable intangible assets shall no longer be amortized, but be tested for impairment at least annually. The provisions of SFAS No. 142 were effective beginning January 1, 2002, will full implementation of the impairment measurement provisions completed by December 31, 2002. Effective January 1, 2002, we are not recording goodwill amortization expense. Based on our preliminary internal assessment, we do not believe that the cumulative effect of the accounting change resulting from the adoption of the transitional impairment measurement provisions of SFAS No. 142 will be material. We expect to complete our impairment assessment by the end of the second quarter of 2002.

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

     In October of 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB No. 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 expands the scope of accounting for disposals to include all components of an entity, including reportable segments and operating segments, reporting units, subsidiaries and certain asset groups. It requires the gain or loss on disposal to be measured as the difference between (1) the fair value less the costs to sell and (2) the carrying value of the component, and such gain or loss cannot include the estimated future operating losses of the component, which were included in the gain or loss determination under APB No. 30. SFAS No. 144 also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS No. 144 became effective on January 1, 2002, SFAS No. 144 did not have a material effect on our consolidated results of operations and financial position.

     In May 2002, the FASB issued SFAS No. 145, Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections as of April
2002. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Under the provisions of SFAS No. 145, gains and losses from extinguishment of debt can only be classified as extraordinary items if they meet the criteria in APB Opinion No. 30. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Earlier application is permitted. This statement also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar and is effective for transactions occurring after May 15, 2002. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions and are effective for financial statements issued on or after May 15, 2002. SFAS No. 145 will not have a material effect on our consolidated results of operations, financial position or cash flows.


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

     o pension, environmental or legal matters or proceedings and various other market, competition and industry factors, many of which are beyond our control; and

     o the fair values of the assets, including goodwill and other intangibles, of our business which can be impaired or reduced by the other factors discussed above.

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

ITEM 3.


           QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     See Part II, Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition--Liquidity and Capital Resources--Market Risks", of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 for a discussion of the Company's exposure to market risks. There was no significant change in those risks during the three months ended March 31, 2002.


PART II - OTHER INFORMATION


ITEM 6.


                       EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

     *11 L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Share


   *The information required on this exhibit is presented in Note 7 to the Condensed Consolidated Financial Statements as of March 31, 2002 in accordance with the provisions of FASB SFAS No. 128, Earnings Per Share.


     (b) Reports on Form 8-K


     Report filed on March 22, 2002 regarding the Financial Statements for the years ended December 31, 2001, 2000 and 1999 of Raytheon's Aircraft Integration Systems Business and unaudited pro forma financial information of L-3 Communications Holdings, Inc. and L-3 Communications Corporation for the year ended December 31, 2001.


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


Date: May 15, 2002


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