Form 10-K/A
period 2001-12-31
L 3 COMMUNICATIONS HOLDINGS INC; L 3 COMMUNICATIONS CORP
filed 2002-06-20
CIK 1056239, 1039101

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A-1



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


================================================================================

                        L-3 COMMUNICATIONS HOLDINGS, INC.
                         L-3 COMMUNICATIONS CORPORATION

                      INDEX TO ANNUAL REPORT ON FORM 10-K/A-1
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                                                          PAGE
                                                                          ----
Form 10-K/A-1 .........................................................     i
Item 1: Business ........................................................   1
Item 7: Management's Discussion and Analysis of Results of Operations and
         Financial Condition ............................................  23

                        L-3 COMMUNICATIONS HOLDINGS INC.

                         L-3 COMMUNICATIONS CORPORATION

                                   FORM 10-K/A-1

                                DECEMBER 31, 2001

The undersigned Registrants hereby amend the 2001 Annual Report on Form 10-K as set forth in the pages attached hereto to amend the information contained in
Item 1 "Business" and Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Condition".

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this amendment to be signed on their behalf by the undersigned, thereunto duly authorized, on June 19, 2002.


                                    L-3 COMMUNICATIONS HOLDINGS, INC.
                                    L-3 COMMUNICATIONS CORPORATION

                                    By: /s/ Robert V. LaPenta
                                    ------------------------------------
                                    Name: Robert V. LaPenta
                                    Title: President and Chief Financial Officer

     For convenience purposes in this Annual Report on Form 10-K/A-1, "L-3 Holdings" refers to L-3 Communications Holdings, Inc., and "L-3 Communications" refers to L-3 Communications Corporation, a wholly-owned operating subsidiary of L-3 Holdings. "L-3", "we", "us" and "our" refer to L-3 Holdings and its subsidiaries, including L-3 Communications. The predecessor company refers to the ten initial business units we purchased from Lockheed Martin Corporation in April 1997.



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

OVERVIEW

     We are a leading merchant supplier of sophisticated secure communication systems and specialized products. We produce secure, high data rate communication systems, training and simulation systems, engineering development and integration support, avionics and ocean products, fuzing products, telemetry, instrumentation, space and guidance products and microwave components. These systems and products are critical elements of virtually all major communication, command and control, intelligence gathering and space systems. Our systems and specialized products are used to connect a variety of airborne, space, ground-and sea-based communication systems and are used in the transmission, processing, recording, monitoring and dissemination functions of these communication systems. Our customers include the U.S. Department of Defense ("DoD"), certain U.S. Government intelligence agencies, major aerospace and defense contractors, foreign governments, commercial customers and certain other U.S. federal, state and local government agencies. For the year ended December 31, 2001, direct and indirect sales to the DoD provided 64.7% of our sales, and sales to commercial customers, foreign governments and U.S. federal, state and local government agencies other than the DoD provided 35.3% of our sales. Our business areas employ proprietary technologies and capabilities and have leading positions in their respective primary markets. For the year ended December 31, 2001, we had sales of $2,347.4 million, of which U.S. customers accounted for 82.1% and foreign customers accounted for 17.9%, and operating income of $275.3 million. We have two reportable segments: Secure Communication Systems and Specialized Products. Information on our reportable segments is included in Note 16 of our consolidated financial statements included elsewhere herein.

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

 DEVELOPING COMMERCIAL OPPORTUNITIES



     Our growth strategy includes identifying and exploiting commercial applications for select products and technologies currently sold to defense customers. We have currently identified two vertical markets where we believe there are significant opportunities to expand our existing commercial sales:
Transportation Products and Broadband Wireless Communications Products. We believe that these vertical markets, together with our existing commercial products, provide us with the opportunity for substantial commercial growth in future years.

     Within the transportation market, we have developed and are offering (1) an explosives detection system for checked baggage at airports, power propulsion systems and power switches, all of which are part of our Specialized Products segment, and (2) displays for rail transportation and internet service providers and cruise ship voyage recorders, all of which are part of our Aviation Products & Aircraft Modernization segment. We are developing additional products, including an enhanced collision avoidance product that incorporates ground proximity warning, also part of our Aviation Products & Aircraft Modernization segment.

     Within the communications product market, we are offering local fixed wireless access equipment for voice, DSL and internet access, transceivers for LMDS (Local Multipoint Distribution Service) and a broad range of commercial components and digital test equipment for broadband communications providers, all of which are part of our Secure Communications & ISR segment.



     We have developed the majority of our commercial products employing technology funded by and used in our defense electronics businesses, thereby minimizing any required incremental development expenses. Sales generated from our developing commercial opportunities have not yet been material to us.

INDUSTRY OVERVIEW



     The U.S. defense industry has undergone significant changes precipitated by ongoing U.S. federal budget pressures and adjustments in political roles and missions to reflect changing strategic and tactical threats. From the mid-1980s to the late 1990s, the U.S. defense budget experienced a decline in real dollars. This trend was reversed by an increase in defense spending in 1999, followed by current dollar increases in fiscal 2000, 2001 and 2002 with an anticipated increase in fiscal 2003 to $379.0 billion. In addition, the DoD philosophy has focused on its transformation strategy that balances modernization and recapitalization (or upgrading existing platforms) while enhancing readiness and joint operations which include digital command and control communications capabilities by incorporating advanced electronics to improve performance, reduce operating costs, and extend the life expectancy of its existing and future platforms. As a result, defense budget program allocations continue to favor advanced information technologies related to command and control, communications, (C(3)), intelligence, surveillance and reconnaissance (ISR). In addition, the DoD's emphasis on system interoperability, force multipliers and providing battlefield commanders with real-time data is increasing the electronic content of nearly all major military procurement and research programs. As a result, it is expected that the DoD's budget for communications and defense electronics will continue to grow.



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

                          SELECTED RECENT ACQUISITIONS


                                                                      PRICE
     BUSINESS NAME         DATE ACQUIRED        ACQUIRED FROM         ($ MN)           BUSINESS DESCRIPTION
----------------------- ------------------- --------------------- ------------- ------------------------------------------------
 Aircraft Integration   March 8, 2002       Raytheon Company       $  1,130.0   Provides products and services
 Systems                                                                        for the global Intelligence,
                                                                                Surveillance and Reconnaissance (ISR)
                                                                                market, specializing in signals intelligence
                                                                                (SIGINT) and communications intelligence
                                                                                (COMINT) systems, which provide the unique
                                                                                ability to collect, decode and analyze
                                                                                electronic signals from command centers,
                                                                                communication nodes and air defense for
                                                                                real-time communication and response to the
                                                                                warfighter. Also provides complete aircraft
                                                                                and mission system integration, test and
                                                                                support capability

 SY Technology          December 31, 2001   SY Technology, Inc.          48.0   Specializes in air warfare simulation; command,
                                                                                control, communications and intelligence
                                                                                architectures; and missile defense and space
                                                                                systems technologies.

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


                          SECURE COMMUNICATION SYSTEMS


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

 MILITARY COMMUNICATIONS
 o  Shipboard communications              o  Internal and external               o  Naval vessels
    systems                                  communications (radio room)

 o  Communication software                o  Value-added, critical software      o  DoD, FAA and NASA
    support services                         support for C(3)I (Command,
                                             Control, Communication and
                                             Intelligence) systems and other
                                             engineering and technical
                                             services

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

 o  Battlefield and Weapon                o  Missile system modeling and         o  U.S. Army Missile Command
    Simulation                               simulation

                                          o  Design and manufacture ballistic    o  U.S. Army Missile Command
                                             missile targets that are ground
                                             launched and air launched for
                                             threat replication targets

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

  o     Human Patient Simulators          o  Medical training                    o  Medical schools, nursing schools,
                                                                                    and DoD



  SYSTEMS/PRODUCTS/SERVICES          SELECTED APPLICATIONS           SELECTED PLATFORMS/END USERS
----------------------------- ---------------------------------- --------------------------------------
 ENGINEERING DEVELOPMENT AND
  INTEGRATION SUPPORT
 o  System Support             o  C3ISR (Command, Control,        o  U.S. Armed services, intelligence
                                  Communications, Intelligence,      and security agencies, Ballistic
                                  Surveillance and                   Missile Defense Organization,
                                  Reconnaissance), modeling and      NASA and other U.S.
                                  simulation                         Government agencies


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



     Our training devices and motion simulators business designs, develops and manufacturers advanced virtual reality simulation and high-fidelity representations of cockpits and mission stations for aircraft and land vehicles. We have developed flight simulators for most of the U.S. military aircraft in active operation. We have numerous proprietary technologies and fully-developed systems integration capabilities that provide competitive advantages. Our proprietary software is used for visual display systems, high-fidelity system models, database production, digital radar land mass image simulation and creation of synthetic environments. We are also a leader in developing training systems which allow multiple trainees at multiple sites to engage in networked group, unit and task force training and combat simulations. In addition we are developing, demonstrating, evaluating and transitioning training technologies and methods for use by warfighters at the US Air Force's Fighter Training Research Division.

     Our products and services are designed to meet customer training requirements for aircrews, navigators, mission operators, gunners and maintenance technicians for virtually any platform, including military fixed and rotary wing aircraft, air vehicles and various ground vehicles. As one of the leading suppliers of both simulator systems and training services, we believe we are able to leverage our unique full-service capabilities to develop fully-integrated, innovative solutions for training systems, propose and provide program upgrades and modifications, as well as provide hands-on, best-in-class training operations in accordance with virtually any customer requirement in a timely manner.



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



     We also develop and manage extensive programs in the United States and internationally, focusing on training and education, strategic planning, organizational design, democracy transition and leadership development. To provide these services, we utilize a pool of experienced former armed service, law enforcement and other national security professionals. In the United States, our personnel are instructors in the U.S. Army's Force Management School and other schools and courses and are also involved in recruiting for the U.S. Army. In addition, we own a one-third interest in Medical Education Technologies, Inc., which has developed and is producing human patient simulators for sale to medical teaching and training institutions and the DoD.



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

     Our products and services specialize in communication systems, training and simulation equipment and a broad range of hardware and software for the U.S. Army, Air Force and Navy, the Federal Aviation

Administration and the Ballistic Missile Defense Organization (BMDO). As one of the leading suppliers of high-end engineering and information support, we believe we are able to provide value-added C(3)ISR engineering support, wargames simulation and modeling of battlefield communications.


                              SPECIALIZED PRODUCTS


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

 Microwave Components



     We are a premier worldwide supplier of commercial off-the-shelf and custom, high performance RF (radio frequency) microwave components, assemblies and instruments supplying the wireless communications, industrial and military markets. We are also a leading provider of state-of-the-art space-qualified commercial satellite and strategic military RF products and millimeter amplifier based products. We sell many of these components under the well-recognized Narda brand name through a comprehensive catalog of standard, stocked hardware. We also sell our products through a direct sales force and an extensive network of market representatives. Specific catalog offerings include wireless products, Electro-mechanical switches, power dividers and hybrids, couplers/detectors, attenuators, terminations and phase shifters, isolators and circulators, adapters, control products, sources, mixers, waveguide components, RF safety products, power meters/monitors and custom passive products. Passive components are generally purchased in both narrow and broadband frequency configurations by wireless equipment manufacturers, wireless service providers and military equipment suppliers. Commercial applications include cellular and PCS base station automated test equipment, and equipment for the paging industry. Military applications include electronic surveillance and countermeasure systems.

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


     Transportation. Our products, designed to meet strict government quality and reliability standards, are easily adapted to the commercial transportation marketplace. Our aircraft voice recorders, designed to meet FAA requirements, have been successfully marketed to the cruise ship, marine shipping and railroad industries. Similarly, our state-of-the-art power propulsion products, originally designed for the U.S. Navy, meet the needs of commuter railroads, including Philadelphia's regional rail system and New York City's Metropolitan Transportation Authority. Our explosives detection system, the eXaminer 3DX(TM) 6000, enables the rapid scanning of passenger checked baggage at airports using state-of-the-art technology. The new Transportation Security Administration
(TSA), of the Department of Transportation, created as a result of the Aviation and Transportation Security Act enacted by Congress on January 3, 2002, has expressed requirements for as many as 500 examiner units.


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

     BACKLOG AND ORDERS



     We define funded backlog as the value of contract awards received from the U.S. Government, which the U.S. Government has appropriated funds, plus the value of contract awards and orders received from customers other than the U.S. Government, which have yet to be recognized as sales. Our funded backlog as of December 31, 2001 was $1,719.3 million and as of December 31, 2000 was $1,354.0 million. We expect to record as sales approximately 69.7% of our funded backlog as of December 31, 2001 during 2002. However, there can be no assurance that our funded backlog will become sales in any particular period, if at all. Our funded orders for the year ended December 31, 2001 were $2,456.1 million, for the year ended December 31, 2000 were $2,013.7 million and for the year ended December 31, 1999 were $1,423.1 million.



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



     We believe that the U.S. defense industry structure contains three tiers of defense contractors. The first tier is dominated by five prime system contractors: The Boeing Company, Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Company and General Dynamics Corporation, all of whom compete for major platform programs. The second tier defense contractors are smaller products and niche systems contractors and are comprised of traditional aerospace and defense companies, as well as, the non-core aerospace and defense sectors of certain industrial conglomerates and include L-3, Honeywell Inc., Rockwell Collins Inc., Harris Corporation, TRW Inc., ITT Industries, Inc., Alliant Techsystems Inc., United Technologies Corporation, and United Defense Industries Inc. The third tier, which represents the vendor base and supply chain for niche products, is comprised of numerous smaller publicly and privately owned aerospace and defense contractors.



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

Some of the second tier contractors are larger than we are and have greater resources than we have available to us. We are larger than all of the third tier contractors and believe we have greater resources than all of them. We believe that most of our businesses enjoy the number one or number two competitive position in their respective market niches. We believe that the primary competitive factors for our businesses are: technology, quality, cost, market position and past performance. In addition, our ability to compete for non "sole source" contracts often requires us to "team" with one or more of the prime system contractors that bids and competes for major platform programs. Furthermore, our ability to "team" with a prime system contractor is often dependent upon the outcome of a competitive process.

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

 Commercial Activities

     Our commercial activities have become an increasingly significant portion of our business mix, and comprised 22.6% of our total sales for the year ended December 31, 2001. Our ability to compete for commercial business depends on a variety of factors, including:

     o    Pricing;

     o    Product features and performance;

     o    Reliability, scalability and compatibility;

     o    Customer relationships, service and support; and

     o    Brand recognition.

     Inthese markets, we compete with various companies, several of which are listed below.

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

PATENTS AND LICENSES

     We do not believe that our patents, trademarks and licenses are material to our operations. Furthermore, our U.S. Government contracts generally permit us to use patents owned by others. Similar provisions in U.S. Government contracts awarded to other companies make it impossible for us to prevent the use of our patents in most domestic work performed by other companies for the U.S. Government.

RAW MATERIALS

     In manufacturing our products, we use our own production capabilities as well as a diverse base of third party suppliers and sub-contractors. Although aspects of certain of our businesses require relatively scarce raw materials, we have not experienced difficulty in our ability to procure raw materials, components, sub-assemblies and other supplies required in our manufacturing processes.

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

ENVIRONMENTAL MATTERS



     Our operations are subject to various federal, state and local environmental laws and regulations relating to the discharge, storage, treatment, handling, disposal and remediation of certain materials, substances and wastes used in our operations. We continually assess our obligations and compliance with respect to these requirements. We have also assessed the risk of environmental contamination on various manufacturing facilities of our acquired businesses and, where appropriate, have obtained indemnification, either from the sellers of those acquired businesses or through pollution liability insurance. We believe that our current operations are in substantial compliance with all existing applicable environmental laws and permits. We believe our current expenditures will allow us to continue to be in compliance with applicable environmental laws and regulations. While it is difficult to determine the timing and ultimate cost to be incurred in order to comply with these laws, based upon available internal and external assessments, with respect to those environmental loss contingencies of which we are aware, we believe that even without considering potential insurance recoveries, if any, there are no environmental loss contingencies that, individually or in the aggregate, would be material to our consolidated results of operations.



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

     Upon the occurrence of certain events, Lockheed Martin, at its option, has the right to decide whether to cause us to transfer sponsorship of any or all of the Subject Plans to Lockheed Martin, even if the PBGC has not sought to terminate the Subject Plans. Such a triggering event occurred in 1998, but reversed in 1999, relating to a decrease in the PBGC-mandated discount rate in 1998 that had resulted in an increase in the underlying liability. We notified Lockheed Martin of the 1998 triggering event, and in February 1999, Lockheed Martin informed us that it had no present intention to exercise its right to cause us to transfer sponsorship of the Subject Plans. If Lockheed Martin did assume sponsorship of these plans, it would be primarily liable for the costs associated with funding the Subject Plans or any costs associated with the termination of the Subject Plans, but we would be required to reimburse Lockheed Martin for these costs. To date, there has been no impact on pension expense and funding requirements resulting from this arrangement. In the event Lockheed Martin assumes sponsorship of the Subject Plans we would be required to reimburse Lockheed Martin for all amounts that it contributes to, or costs it incurs with respect to, the Subject Plans. For the year ended December 31, 2001, no pension contributions were required to be made by us to the Subject Plans. For subsequent years, our funding requirements will depend upon prevailing interest rates, return on plan assets and underlying actuarial assumptions.

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



     In recent years, domestic and worldwide political and economic developments have significantly affected the markets for defense systems, products and services. Two events in 2001 had a dramatic impact on the domestic and international political and economic landscape. They impacted L-3 and the defense industry generally. First, the events of September 11 created uncertainty and exposed vulnerabilities in security and the overall defense of the U.S. homeland. Second, in the conclusions of the U.S. Quadrennial Defense Review (QDR) there was a fundamental and philosophical shift in focus from a "threat-based" model to one that emphasizes the capabilities needed to defeat a full spectrum of adversaries. Transforming the nation's defense posture to a capabilities-based approach involves creating the ability for a more flexible response, with greater force mobility, stronger space capabilities, missile defense, improved communications and information systems security and an increased emphasis on homeland defense.



     The current defense budget and proposed budgets for 2003 through 2006 have been increased by approximately 20% over previous budgets for those same years with increased focus on command, control, communications, intelligence, surveillance and reconnaissance (C(3)ISR), precision-guided weapons, unmanned aerial vehicles (UAVs), communications networks and missile defense. We believe we are well positioned to benefit from increased spending in those areas. In addition, increased emphasis on homeland defense may increase demand for our capabilities in areas such as airport security systems, information security, crisis management, preparedness and prevention services, and civilian security operations. While there is no assurance that the proposed increased DoD budget levels will be approved by Congress, after over a decade of downward trends, the current outlook is one of increased spending, which we believe should positively affect our future sales and could potentially favorably affect our future operating profits because of increased sale volumes.

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

ACQUISITIONS AND DIVESTITURES


     The table below summarizes the material acquisitions that we have completed during the three years ended December 31, 2001.



                                                                                        PURCHASE
ACQUIRED COMPANY                                              DATE ACQUIRED             PRICE (1)
--------------------------------------------------------   -------------------   ----------------------
                                                                                      (in millions)
 Microdyne Corporation                                       January 8, 1999             $ 91.1
 Aydin Corporation                                            April 16, 1999             $ 70.5
 Interstate Electronics Corporation                            June 30, 1999             $ 40.0
 Space and Navigation Systems                              December 31, 1999             $ 55.2
 Training Devices and Training Services (TDTS) business
  of Raytheon Company                                      February 10, 2000             $158.1 (2)
 Trex Communications Corporation                           February 14, 2000             $ 49.3
 Traffic Alert and Collision Avoidance Systems                April 28, 2000             $239.2
 MPRI, Inc.                                                    June 30, 2000             $ 39.6 (3)
 Coleman Research Corporation                              December 29, 2000             $ 60.0 (4)
 KDI Precision Products                                          May 4, 2001             $ 78.9
 EER Systems                                                    May 31, 2001             $119.4 (5)
 Spar Aerospace Limited                                    November 23, 2001             $146.8 (6)
 Emergent Government Services Group                        November 30, 2001             $ 39.8 (7)(8)
 BT Fuze Products                                          December 19, 2001             $ 49.5 (7)
 SY Technology                                             December 31, 2001             $ 48.0 (7)(9)


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


     On January 2, 2002, we agreed to acquire the explosives detection systems business of PerkinElmer for $100.0 million in cash. The acquisition is subject to customary closing conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act. We expect to complete this acquisition during the second quarter of 2002.


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

     Accounting for the sales and profit on a contract requires estimates of (1) the contract value or total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract's scope of work and (3) the measurement of progress towards completion. The estimated profit or loss on a contract is equal to the difference between the total contract value and the estimated total cost at completion. Under the units-of-delivery percentage of completion method, sales on a contract are recorded as the units are delivered during the period at an amount equal to the contractual selling price of those units. Under the cost-to-cost percentage of completion method, sales on a contract are recorded at amounts equal to the ratio of cumulative costs incurred to date to total estimated costs at completion multiplied by the contract value, less the cumulative sales recognized in prior periods. The profit recorded on a contract under both the units-of-delivery method and cost-to-cost method is equal to the estimated total profit margin for the contract stated as a percentage of contract revenue multiplied by the sales recorded on the contract during the period. Adjustments to original estimates for a contract's revenues, estimated costs at completion and estimated total profit are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. Sales on a cost-reimbursable contract are recorded as costs are incurred at an amount equal to the costs incurred plus the fee (profit) on the contract which is determined according to the contract's fee arrangement.



     For the year ended December 31, 2001: (1) sales recognized using the units-of-delivery percentage of completion method accounted for 17.9% of total sales, (2) sales recognized using the cost-to-cost percentage of completion method accounted for 36.8% of total sales, and (3) sales on cost-reimbursable contracts, which are recognized as costs are incurred, accounted for 26.4% of total sales. The remaining 18.9% of sales for the year ended December 31, 2001 pertain to sales on arrangements that are not within the scope of SOP 81-1, which are recorded when products are delivered and services are performed.



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

RESULTS OF OPERATIONS

     The following information should be read in conjunction with our consolidated financial statements. Our results of operations for the periods presented are impacted significantly by our acquisitions. (See Note 3 to the consolidated financial statements for a discussion of our acquisitions, including pro forma sales, net income and diluted earnings per share data for the years ended December 31, 2001 and 2000). The tables below provide our selected income statement data for the years ended December 31, 2001, 2000 and 1999.

                             SEGMENT OPERATING DATA


                                                   YEAR ENDED DECEMBER 31,
                                          ------------------------------------------
                                               2001           2000           1999
                                          -------------   ------------   -----------
                                                        (in millions)
Sales(1):

 Secure Communication Systems .........    $  1,241.6      $   847.1      $   542.9
 Specialized Products .................       1,105.8        1,063.0          862.6
                                           ----------      ---------      ---------
    Total .............................    $  2,347.4      $ 1,910.1      $ 1,405.5
                                           ==========      =========      =========
Operating income:
 Secure Communication Systems .........    $    146.2      $    91.3      $    47.0
 Specialized Products .................         129.1          131.4          103.5
                                           ----------      ---------      ---------
    Operating income ..................    $    275.3      $   222.7      $   150.5
                                           ==========      =========      =========

----------
(1) Sales are after intersegment eliminations. See Note 16 to the consolidated financial statements.


 YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

     Sales increased $437.3 million to $2,347.4 million in 2001 compared with 2000. The MPRI, Coleman KDI, and EER acquisitions contributed $335.6 million of the sales increase in 2001. The remaining sales increase in 2001 was primarily attributable to volume increases of (1) $66.0 million on secure telephone equipment and secure data links, (2) $53.1 million on aviation products, (3) $21.2 million on training devices and services, (4) $20.8 million in microwave components, (5) $16.2 million on acoustic undersea warfare products and (6) $4.4 million on airport security systems. These sale increases were partially offset by declines of $56.7 million on naval power equipment arising from lower shipments caused by production quality control problems and customer-directed reductions in delivery requirements, and volume declines of $23.3 million primarily on telemetry and space products related to the continued decline in the space and broadband commercial communications markets.

     Cost of sales increased $313.6 million to $1,648.1 million in 2001 from $1,334.5 million in 2000 consistent with the increases in sales. Selling, general and administrative ("SG&A") expenses increased $71.1 million to $424.0 million in 2001 from $352.9 million in 2000 due to the SG&A associated with our acquired businesses. SG&A expenses as a percentage of sales declined to 18.1% in 2001 from 18.5% in 2000 primarily due to our cost reductions.

     Operating income increased because of higher sales by $52.6 million to $275.3 million in 2001 compared with 2000. Operating income as a percentage of sales ("operating margin") remained unchanged at 11.7% although operating margins improved in our Secure Communications Systems segment and declined in our Specialized Products segment, the details of which are discussed below.

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

     Interest and other income decreased $2.6 million to $1.8 million. Interest and other income for 2001 includes a net pre-tax gain of $0.6 million ($0.01 per diluted share), consisting of an after-tax gain of

$4.3 million from the sale of a 30% interest in ACSS to Thales Avionics and an after-tax charge of $3.9 million to write-down the carrying amount of an investment in common stock of a telecommunications company because the decline of its value was determined to be other than temporary. Also included in interest and other income for 2001 is a pre-tax charge of $0.5 million to account for the increase, in accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, in the fair value assigned to the embedded derivatives in our $420.0 million 4% Senior Subordinated Convertible Contingent Debt Securities due 2011 ("CODES"), we sold in the fourth quarter of 2001 (see Liquidity and Capital Resources section below), and a pre-tax loss of $0.8 million from an equity method investment. Interest and other income for 2000 includes a net pre-tax gain of $2.5 million ($0.04 per diluted share), consisting of an after-tax gain of $9.2 million from the sale of our interests in certain businesses and an after-tax charge of $7.6 million on the write-down in the carrying amount of an investment in a telecommunications venture that is no longer a going concern, the carrying amount of an investment in a telecommunications equipment provider that was determined to be permanently impaired and a related intangible asset. Excluding these net gains from both 2001 and 2000, diluted EPS increased 26.2% to $2.94 in 2001 from $2.33 in 2000.

     The income tax provision for 2001 is based on an effective income tax rate for 2001 of 38.0% which declined slightly from the effective tax rate of 38.3% for 2000.

     Basic earnings per share ("EPS") grew 24.2% to $3.08 in 2001 and diluted EPS grew 24.5% to $2.95 in 2001. Diluted weighted-average common shares outstanding increased 22.2% in 2001, primarily because of the sale of our common stock in May 2001, and the dilutive effect of our Convertible Notes we sold in the fourth quarter of 2000 (see Liquidity and Capital Resources section below).

SECURE COMMUNICATIONS SYSTEMS

     Sales within our Secure Communication Systems segment increased $394.5 million or 46.6% to $1,241.6 million in 2001 compared with 2000. The increase in sales was principally attributed to $277.0 million from the Coleman Research, MPRI and EER acquired businesses and $117.5 million of increased sales primarily from secure data links, secure telephone equipment, airport security systems, Prime Wave fixed wireless access products and training, teaching and logistic services.

     Operating income increased because of higher sales and operating margin by $54.9 million to $146.2 million in 2001. Operating margin improved 1.0 percentage points from 10.8% in 2000 to 11.8% in 2001. Reductions in contract costs related to favorable performances on the AVCATT Contract, arising from engineering design changes, material sourcing changes and unit price reductions on several parts in the contract bill of materials that occurred during 2001 accounted for an increase of 1.1 percentage points. Reductions in engineering and production overhead costs in our Training and Simulation businesses accounted for 0.9 percentage points of the increase. Increased volume, cost reductions and improved operating efficiencies on secure telephone equipment and airport security systems accounted for 0.5 percentage points of the increase. These increases were partially offset by a decrease of 1.4 percentage points due to negative contract margins and increased expenditures and bad debts associated with our Prime Wave business and a net 0.1 percentage point decrease was due to our other businesses.

SPECIALIZED PRODUCTS

     Sales within our Specialized Products segment increased $42.8 million or 4.0% to $1,105.8 million in 2001 compared with 2000. The increase in sales was principally attributable to the KDI acquired business offset by decreases in sales of telemetry and space products, naval power equipment and displays partially offset by increases in aviation products, microwave components and acoustic undersea warfare products. We expect sales of our telemetry and space products for 2002 to remain essentially unchanged as compared to 2001, due to continued softness in the space and broadband commercial communications markets.

     Operating income decreased because of lower operating margin by $2.3 million in 2001 to $129.1 million. Operating margin decreased 0.7 percentage points to 11.7% in 2001 from 12.4% in 2000.

Unfavorable performance on certain contracts and lower production levels for naval power equipment accounted for 3.2 percentage points of the decrease. Reduced volume on telemetry and space products accounted for a decrease of 0.5 percentage points. These decreases were partially offset by a 3.3 percentage point improvement from increased volume on aviation products and microwave components. The remaining net 0.3 percentage point decrease was attributable to our other businesses.

 YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999



     Sales increased $504.6 million to $1,910.1 million in 2000 compared with 1999. The TDTS, TCAS, MPRI and Space and Navigation Systems acquisitions contributed $429.1 million of the increase in sales. The remaining increase in sales during 2000 was principally attributable to volume increases of (1) $30.7 million on aviation recorders and display products, (2) $17.7 million on communications software support services, (3) $15.2 million on acoustic undersea warfare products, (4) $13.6 million on microwave components, and (5) $9.4 million on secure telephone equipment. These increases were partially offset by declines in volume of $17.6 million, primarily on naval power equipment.



     Cost of sales increased $355.0 million to $1,334.5 million in 2000 from $979.5 million in 1999 consistent with the increases in sales. SG&A expenses increased $77.4 million to $352.9 million in 2000 from $275.5 million in 1999 due to the SG&A associated with our acquired businesses. SG&A expenses as a percentage of sales declined to 18.5% in 2000 from 19.6% in 1999 primarily due to cost reductions.

     Operating income increased $72.2 million to $222.7 million in 2000. Operating margin improved to 11.7% from 10.7% and was attributable to improvements in both of the Secure Communication Systems and Specialized Products segments which are described below.

     Interest expense increased $32.4 million to $93.0 million in 2000 principally because of the higher average outstanding debt during 2000. Interest and other income decreased $1.1 million to $4.4 million. Interest and other income for 2000 includes a net pre-tax gain of $2.5 million ($0.04 per diluted share), consisting of an after-tax gain of $9.2 million from the sale of our interests in certain businesses and an after-tax charge of $7.6 million on the write-down in the carrying amount of an investment in a telecommunications venture that is no longer a going concern, the carrying amount of an investment in a telecommunications equipment provider that was determined to be permanently impaired and a related intangible asset. Excluding the net gain, diluted EPS was $2.33, an increase of 33.1% in 2000 compared with 1999.

     The income tax provision for 2000 is based on an effective income tax rate for 2000 of 38.3% which declined slightly from the effective tax rate of 38.5% for 1999.

     Basic EPS grew 35.5% to $2.48 in 2000 and diluted EPS grew 35.4% to $2.37 in 2000. Basic weighted-average common shares outstanding increased 3.9% in 2000, and diluted weighted-average common shares outstanding increased 4.3% in 2000, primarily because of common stock issued for exercises of employee stock options.

SECURE COMMUNICATIONS SYSTEMS

     Sales within our Secure Communication Systems segment increased $304.2 million to $847.1 million in 2000 compared with 1999. We attribute the increase in sales principally to $308.0 million from the Link Training and Simulation and MPRI acquired businesses. The remaining change in sales was due to the decline on the U-2 Support services contract and on communications subsystems from the International Space Station partially offset by increased sales of secure telephone equipment, wideband secure data links, communication software support services and airport security systems.

     Operating income increased because of higher sales and operating margin by $44.3 million to $91.3 million in 2000. Operating margin improved 2.1 percentage points from 8.7% in 1999 to 10.8% in 2000. Cost improvements on high data rate and military communication systems accounted for 2.0 percentage points of the increase. Our divestiture of the Network Security Systems business during 2000 accounted for another 0.9 percentage point increase. The increase in operating margin was partially offset by a decrease of 0.7 percentage points in our Prime Wave business due to higher marketing and development costs. The remaining net 0.1 percentage point decrease was attributable to our other businesses. Additionally, during 2000, a larger percentage of our sales were generated from fixed-price contracts which generally have higher margins than sales generated from cost-reimbursable contracts.

SPECIALIZED PRODUCTS

     Sales within our Specialized Products segment increased $200.4 million to $1,063.0 million in 2000 compared with 1999. We attribute this increase in sales principally to $121.0 million from the TCAS and Space and Navigation Systems acquired businesses and $79.4 million from volume increases on acoustic undersea warfare products, aviation recorders, and display products. These increases in sales were partially offset by decreased shipments of naval power equipment in 2000 compared with 1999 principally due to the slippage of certain sales into 2001 which were previously anticipated to occur in 2000. Sales of our telemetry products were essentially unchanged in 2000 compared with 1999 due to continued softness in the space and broadband commercial communications markets.

     Operating income increased because of higher sales and operating margin by $27.9 million to $131.4 million in 2000. Operating margin improved 0.4 percentage points to 12.4% in 2000 from 12.0% from 1999. Increased volume on the TCAS acquired business accounted for 2.3 percentage points of the increase. Increased volume and cost improvements in aviation recorders, display and acoustic undersea warfare products accounted for another 2.0 percentage points of the increase. These increases were partially offset by a decrease of 2.3 percentage points on our naval power equipment due to less shipments and a decrease of 1.4 percentage points in telemetry and space products and microwave components as a result of reduced volumes and a change in the sales mix to lower margin products. The remaining net 0.2 percentage point decrease was attributable to our other businesses.

LIQUIDITY AND CAPITAL RESOURCES

BALANCE SHEET

     Contracts in process increased $101.7 million from December 31, 2000 to $801.8 million at December 31, 2001. The increase included $61.0 million related to acquired businesses and $40.7 million principally from:

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

STATEMENT OF CASH FLOWS

     The following table provides cash flow statement data:



                                                          YEARS ENDED DECEMBER 31,
                                                   --------------------------------------
                                                       2001          2000         1999
                                                   -----------   -----------   ----------
                                                               (IN MILLIONS)
 Net cash from operating activities ............    $  173.0      $  113.8      $   99.0
 Net cash used in investing activities .........      (424.9)       (608.2)       (284.8)
 Net cash from financing activities ............       580.3         484.3         202.4


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


 EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA)



     Our EBITDA was $362.3 million for 2001, $297.0 million for 2000 and $204.2 million for 1999. We define EBITDA as operating income plus depreciation expense and amortization expense. Other than our amount of debt and interest expense, EBITDA is the major component in the calculation of the debt ratio and interest coverage ratio which are part of the financial covenants for our debt. The debt ratio is defined as the ratio of consolidated total debt to consolidated EBITDA. The interest coverage ratio is equal to the ratio of consolidated EBITDA to consolidated cash interest expense. The higher our EBITDA is on a relative basis to our outstanding debt, the lower our debt ratio will be. A lower debt ratio indicates a higher borrowing capacity. Similarly, an increase in our EBITDA on a relative basis to consolidated cash interest expense, results in a higher interest coverage ratio, which indicates a greater capacity to service debt.



     EBITDA is presented as additional information because we believe it to be a useful indicator of an entity's debt capacity and its ability to service its debt. EBITDA is not a substitute for operating income, net income or cash flows from operating activities as determined in accordance with generally accepted accounting principles in the United States of America. EBITDA is not a complete net cash flow measure because EBITDA is a financial performance measurement that does not include reductions for cash payments for an entity's obligation to service its debt, fund its working capital and capital expenditures and pay its income taxes. Rather, EBITDA is one potential indicator of an entity's ability to fund these cash requirements. EBITDA as we defined it may differ from similarly named measures used by other entities and, consequently could be misleading unless all entities calculate and define EBITDA in the same manner. EBITDA is also not a complete measure of an entity's profitability because it does not include costs and expenses for depreciation and amortization, interest and income taxes.


 CONTRACTAL OBLIGATIONS AND CONTINGENT COMMITMENTS

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

     EMBEDDED DERIVATIVES. The contingent interest payment and contingent conversion features of the CODES are embedded derivatives which were bifurcated from the CODES, and a portion of the net proceeds received from the CODES equal to their aggregate fair value of $2.5 million was ascribed to the embedded derivatives as required by SFAS No. 133. The subsequent changes in the fair values of the embedded derivatives are recorded in the statement of operations. Their fair values at December 31, 2001 were $3.1 million.

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

     The table below presents significant contract terms and fair values as of December 31, 2001 for our interest rate agreements.


                                       CAPS                FLOORS             INTEREST RATE SWAP AGREEMENTS
                                ------------------   ------------------   --------------------------------------
                                                                 (in millions)
Notional amount .............   $   100.0            $   50.0               $   200.0           $   180.0
Interest rate ...............        7.5%                5.5%                     8.0%                8.5%
Reference rate ..............   3 month LIBOR        3 month LIBOR          6 month LIBOR        6 month LIBOR
Designated maturity .........      Quarterly            Quarterly            Semi-Annual          Semi-Annual
Expiration date .............   March 28, 2002       March 28, 2002         August 1, 2008        May 15, 2008
Fair value ..................   $    --              $   (0.4)                   $2.4               $(9.6)

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