Form 10-Q
period 2002-09-30
L 3 COMMUNICATIONS HOLDINGS INC; L 3 COMMUNICATIONS CORP
filed 2002-11-14
CIK 1056239, 1039101

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ---------------------
                                   FORM 10-Q





            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


                Commission file numbers 001-14141 and 333-46983






                       L-3 COMMUNICATIONS HOLDINGS, INC.

                                      AND

                        L-3 COMMUNICATIONS CORPORATION



                               600 Third Avenue
                              New York, NY 10016
                           Telephone: (212) 697-1111
                       State of incorporation: Delaware
         IRS Employer Identification Numbers: 13-3937434 and 13-3937436




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes __ No


     There were 94,468,908 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on October 31, 2002.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                         L-3 COMMUNICATIONS CORPORATION
                        FORM 10-Q QUARTERLY REPORT FOR
                       QUARTER ENDED SEPTEMBER 30, 2002


                       PART I -- FINANCIAL INFORMATION:

                                                                                          PAGE NO.
                                                                                         ---------
ITEM 1.   Financial Statements

          Unaudited Condensed Consolidated Balance Sheets as of September 30, 2002
           and December 31, 2001 .....................................................        1

          Unaudited Condensed Consolidated Statements of Operations for the Three
           and Nine Months ended September 30, 2002 and September 30, 2001 ...........        2

          Unaudited Condensed Consolidated Statements of Cash Flows for the Nine
           Months ended September 30, 2002 and September 30, 2001 ....................        4

          Notes to Unaudited Condensed Consolidated Financial Statements .............        5

ITEM 2.   Management's Discussion and Analysis of Results of Operations and
           Financial Condition .......................................................       25

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk .................       43

ITEM 4.   Controls and Procedures ....................................................       44

                                     PART II -- OTHER INFORMATION:

ITEM 1.   Legal Proceedings ..........................................................       45

ITEM 6.   Exhibits and Reports on Form 8-K ...........................................       46

Signatures .........................................................................         47

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ...........         48

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)




                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                         2002            2001
                                                                   --------------- ---------------
                               ASSETS
Current assets:
 Cash and cash equivalents .......................................   $  448,176      $   361,022
 Contracts in process ............................................    1,317,957          801,824
 Deferred income taxes ...........................................       56,985           62,965
 Other current assets ............................................       43,177           16,590
                                                                     ----------      -----------
   Total current assets ..........................................    1,866,295        1,242,401
                                                                     ----------      -----------
Property, plant and equipment, net ...............................      382,605          203,374
Goodwill .........................................................    2,579,885        1,707,718
Deferred income taxes ............................................      103,079           97,883
Deferred debt issue costs ........................................       50,065           40,190
Other assets .....................................................       77,413           47,683
                                                                     ----------      -----------
   Total assets ..................................................   $5,059,342      $ 3,339,249
                                                                     ==========      ===========
                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable, trade .........................................      122,996          129,538
 Accrued employment costs ........................................      200,455          126,981
 Accrued expenses ................................................       55,616           38,823
 Customer advances ...............................................      138,831           74,060
 Accrued interest ................................................       31,653           13,288
 Income taxes ....................................................       13,024           16,768
 Other current liabilities .......................................       79,036          125,113
                                                                     ----------      -----------
   Total current liabilities .....................................      641,611          524,571
                                                                     ----------      -----------
Pension and postretirement benefits ..............................      259,580          155,052
Other liabilities ................................................       64,857           60,585
Long-term debt ...................................................    1,847,689        1,315,252
                                                                     ----------      -----------
   Total liabilities .............................................    2,813,737        2,055,460
Minority interest ................................................       72,715           69,897
Commitments and contingencies

Shareholders' equity:
 L-3 Holdings' common stock $.01 par value; authorized 300,000,000 shares, issued and outstanding 94,387,060 and 78,496,626 shares
   (L-3 Communications common stock: $.01 par value, 100 shares
   authorized, issued and outstanding) ...........................    1,776,348          939,037
 Retained earnings ...............................................      424,409          301,730
 Unearned compensation ...........................................       (3,973)          (3,205)
 Accumulated other comprehensive loss ............................      (23,894)         (23,670)
                                                                     ----------      -----------
Total shareholders' equity .......................................    2,172,890        1,213,892
                                                                     ----------      -----------
   Total liabilities and shareholders' equity ....................   $5,059,342      $ 3,339,249
                                                                     ==========      ===========

       See notes to unaudited condensed consolidated financial statements

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                           THREE MONTHS ENDED SEPTEMBER 30,
                                                           -------------------------------
                                                                2002           2001
                                                           -------------- ----------------
Sales:
 Contracts, primarily long-term U.S. Government ..........  $   936,909    $  510,943
 Commercial, primarily products ..........................      116,704       107,221
                                                            -----------    ----------
    Total sales ..........................................    1,053,613       618,164
                                                            -----------    ----------
Costs and expenses:
 Contracts, primarily long-term U.S. Government ..........      815,933       443,429
 Commercial, primarily products:
   Cost of sales .........................................       74,037        68,220
   Selling, general and administrative ...................       36,256        31,307
                                                            -----------    ----------
    Total costs and expenses .............................      926,226       542,956
                                                            -----------    ----------
Operating income .........................................      127,387        75,208
Interest and other income (expense) ......................        1,635          (199)
Interest expense .........................................       31,252        18,450
Minority interest ........................................        2,313         2,370
                                                            -----------    ----------
Income before income taxes ...............................       95,457        54,189
Provision for income taxes ...............................       33,697        20,754
                                                            -----------    ----------
Net income ...............................................  $    61,760    $   33,435
                                                            ===========    ==========
 L-3 Holdings' earnings per common share:
   Basic .................................................  $      0.66    $     0.43
                                                            ===========    ==========
   Diluted ...............................................  $      0.62    $     0.41
                                                            ===========    ==========
 L-3 Holdings' weighted average common shares outstanding:
   Basic .................................................       94,174        78,070
                                                            ===========    ==========
   Diluted ...............................................      104,473        88,444
                                                            ===========    ==========

      See notes to unaudited condensed consolidated financial statements.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                   -------------------------------
                                                                        2002           2001
                                                                   ------------- -----------------
Sales:
 Contracts, primarily long-term U.S. Government ..................  $2,419,353     $ 1,341,904
 Commercial, primarily products ..................................     286,289         299,721
                                                                    ----------     -----------
    Total sales ..................................................   2,705,642       1,641,625
                                                                    ----------     -----------
Costs and expenses:
 Contracts, primarily long-term U.S. Government ..................   2,123,357       1,194,409
 Commercial, primarily products:
   Cost of sales .................................................     181,965         169,794
   Selling, general and administrative ...........................     103,938          94,878
                                                                    ----------     -----------
    Total costs and expenses .....................................   2,409,260       1,459,081
                                                                    ----------     -----------
Operating income .................................................     296,382         182,544
Interest and other income ........................................       2,459           1,255
Interest expense .................................................      88,915          64,886
Minority interest ................................................       5,077           3,955
                                                                    ----------     -----------
Income before income taxes and extraordinary item ................     204,849         114,958
Provision for income taxes .......................................      72,312          44,029
                                                                    ----------     -----------
Income before extraordinary item .................................     132,537          70,929
Extraordinary item-loss on extinguishment of debt, net of income
 taxes of $6,329 .................................................      (9,858)             --
                                                                    ----------     -----------
Net income .......................................................  $  122,679     $    70,929
                                                                    ==========     ===========
L-3 Holdings' earnings per common share before extraordinary item:
 Basic: ..........................................................  $     1.57     $      0.96
                                                                    ==========     ===========
 Diluted: ........................................................  $     1.48     $      0.92
                                                                    ==========     ===========
L-3 Holdings' earnings per common share:
 Basic ...........................................................  $     1.45     $      0.96
                                                                    ==========     ===========
 Diluted .........................................................  $     1.37     $      0.92
                                                                    ==========     ===========
L-3 Holdings' weighted average common shares outstanding:
 Basic ...........................................................      84,403          73,704
                                                                    ==========     ===========
 Diluted .........................................................      94,955          76,918
                                                                    ==========     ===========

      See notes to unaudited condensed consolidated financial statements.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                      AND L-3 COMMUNICATIONS CORPORATION

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)



                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                      -------------------------------
                                                                            2002          2001
                                                                      --------------- ---------------
OPERATING ACTIVITIES:
Net income ..........................................................  $    122,679    $   70,929
Extraordinary item-loss on extinguishment of debt ...................         9,858            --
Depreciation ........................................................        46,957        29,800
Amortization of intangibles and other assets ........................         7,245         3,624
Goodwill amortization ...............................................            --        31,565
Amortization of deferred debt issue costs ...........................         5,421         4,739
Deferred income taxes ...............................................        55,513        33,906
Minority interest ...................................................         5,077         3,955
Other non-cash items ................................................        20,894        12,532
Changes in operating assets and liabilities, net of amounts acquired:
 Contracts in process ...............................................      (116,166)      (67,713)
 Other current assets ...............................................        (2,748)       (1,724)
 Other assets .......................................................       (11,050)       (5,117)
 Accounts payable ...................................................       (29,876)      (24,437)
 Customer advances ..................................................        59,691         5,721
 Accrued liabilities ................................................        97,651        15,681
 Other current liabilities ..........................................       (24,401)      (37,091)
 Pension and postretirement benefits ................................        14,714         3,054
 Other liabilities ..................................................         4,405         4,527
 All other operating activities, net ................................        (1,484)         (111)
                                                                       ------------    ----------
Net cash from operating activities ..................................       264,380        83,840
                                                                       ------------    ----------
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired .....................    (1,414,254)     (222,495)
Proceeds from sale of interest in subsidiary ........................            --        72,060
Capital expenditures ................................................       (38,612)      (29,990)
Disposition of property, plant and equipment ........................         1,019           133
Other investing activities ..........................................        (3,821)       (5,001)
                                                                       ------------    ----------
Net cash used in investing activities ...............................    (1,455,668)     (185,293)
                                                                       ------------    ----------
FINANCING ACTIVITIES:
Borrowings under revolving credit facilities ........................       566,000       316,400
Repayment of borrowings under revolving credit facilities ...........      (566,000)     (506,400)
Borrowings under bridge loan facility ...............................       500,000            --
Repayment of borrowings under bridge loan facility ..................      (500,000)           --
Proceeds from sale of senior subordinated notes .....................       750,000            --
Redemption of senior subordinated notes .............................      (237,296)           --
Proceeds from sale of common stock, net .............................       766,738       353,621
Debt issuance costs .................................................       (19,541)       (4,071)
Employee stock purchase plan contributions ..........................         7,630            --
Proceeds from exercise of stock options .............................        16,687        10,367
Distributions paid to minority interest .............................        (2,259)           --
Other financing activities, net .....................................        (3,517)       (2,673)
                                                                       ------------    ----------
Net cash from financing activities ..................................     1,278,442       167,244
                                                                       ------------    ----------
Net increase in cash ................................................        87,154        65,791
Cash and cash equivalents, beginning of the period ..................       361,022        32,680
                                                                       ------------    ----------
Cash and cash equivalents, end of the period ........................  $    448,176    $   98,471
                                                                       ============    ==========

       See notes to unaudited condensed consolidated financial statements

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. DESCRIPTION OF BUSINESS

     L-3 Communications Holdings, Inc. derives all of its operating income and cash flow from its wholly owned subsidiary L-3 Communications Corporation ("L-3 Communications"). L-3 Communications Holdings, Inc. ("L-3 Holdings" and together with its subsidiaries, "L-3" or "the Company") is a merchant supplier of secure communications and intelligence, surveillance and reconnaissance
(ISR) systems, training, simulation and support services, aviation products and aircraft modernization, as well as specialized products. The Company's customers include the U.S. Department of Defense (DoD), prime contractors to the DoD, certain U.S. Government intelligence agencies, major aerospace and defense contractors, foreign governments, commercial customers and certain other U.S. federal, state and local government agencies.

     As a result of recently completed acquisitions (see Note 3) and their effect on the Company's operations, effective January 1, 2002, the Company began to present its businesses with the following four reportable segments:
(1) Secure Communications & ISR; (2) Training, Simulation & Support Services;
(3) Aviation Products & Aircraft Modernization; and (4) Specialized Products. Prior to December 31, 2001, the Company had two reportable segments: Secure Communications Systems and Specialized Products. Prior year segment data have been reclassified to conform to the current year presentation of segments.

     Secure Communications & ISR. This segment provides products and services for the global ISR market, specializing in signals intelligence ("SIGINT") and communications intelligence ("COMINT") systems, which provide the unique ability to collect and analyze unknown electronic signals from command centers, communication nodes and air defense systems for real-time situation awareness and response to the warfighter. This segment also provides secure, high data rate communications systems for military and other U.S. Government and foreign government reconnaissance and surveillance applications. These systems and products are critical elements of virtually all major communication, command and control, intelligence gathering and space systems. The Company's systems and products are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring and dissemination functions of these communication systems. The major secure communication programs and systems include:

       o secure data links for airborne, satellite, ground and sea-based remote platforms for real time information collection and dissemination to users;

       o highly specialized fleet management and support, including procurement, systems integration, sensor development, modifications and maintenance for signals intelligence and ISR special mission aircraft and airborne surveillance systems;

       o strategic and tactical signal intelligence systems that detect, collect, identify, analyze and disseminate information;

       o secure telephone and network equipment and encryption management systems; and

       o communication systems for surface and undersea vessels and manned space flights.

     Training, Simulation & Support Services. This segment provides a full range of training, simulation and support services, including:

       o services designed to meet customer training requirements for aircrews, navigators, mission operators, gunners and maintenance technicians for virtually any platform, including military fixed and rotary wing aircraft, air vehicles and various ground vehicles;

       o communication software support, information services and a wide range of engineering development services and integration support;

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION


        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                   CONTINUED
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

       o high-end engineering and information support services used for command, control, communications and ISR architectures, as well as for air warfare modeling and simulation tools for applications used by the DoD and U.S. Government intelligence agencies, including missile and space systems, Unmanned Aerial Vehicles (UAVs) and military aircraft;

       o developing and managing extensive programs in the United States and internationally, focusing on teaching, training and education, logistics, strategic planning, organizational design, democracy transition and leadership development; and

       o design, prototype development and production of ballistic missile targets for present and future threat scenarios.


     Aviation Products & Aircraft Modernization. This segment provides aviation products and aircraft modernization services, including:

       o airborne traffic and collision avoidance systems (TCAS);

       o commercial, solid-state, crash-protected cockpit voice recorders, flight data recorders and cruise ship hardened voyage recorders;

       o ruggedized displays for military and high-end commercial applications;

       o turnkey aviation life cycle management services that integrate custom developed and commercial off-the-shelf products for various military and commercial wide-body and rotary wing aircraft, including heavy maintenance and structural modifications and Head-of-State and commercial interior completions; and

       o engineering, modification, maintenance, logistics and upgrades for U.S. Special Operations Command aircraft, vehicles and personal equipment.

     Specialized Products. This segment supplies products to military and commercial customers in several niche markets. The products include:

       o ocean products, including acoustic undersea warfare products for mine hunting, dipping sonars, anti-submarine and naval power distribution, conditioning, switching and protection equipment for surface and undersea platforms;

       o telemetry, instrumentation, space and guidance products including tracking and flight termination;

       o premium fuzing products;

       o microwave components;

       o detection systems for aviation, port and border applications to detect explosives, concealed weapons, contraband and illegal narcotics, inspection of agricultural products and examination of cargo;

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

     L-3 Holdings has no independent assets or operations other than through its wholly owned subsidiary, L-3 Communications. L-3 Communications and all of the guarantor subsidiaries of L-3 Communications are guarantor subsidiaries of L-3 Holdings. Financial information of the subsidiaries of L-3 Communications is presented in Note 12.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year.

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs and expenses during the reporting period. The most significant of these estimates and assumptions relate to contract estimates of sales and estimated costs to complete contracts in process, estimates of market values for inventories reported at lower of cost or market, estimates of pension and postretirement benefit obligations, recoverability of recorded amounts of fixed assets and goodwill, income taxes, litigation and environmental obligations. Changes in estimates are reflected in the periods during which they become known. Actual results could differ from these estimates.

     Certain reclassifications have been made to conform prior period amounts to the current period presentation.

     These interim financial statements should be read in conjunction with the Consolidated Financial Statements of L-3 Holdings and L-3 Communications for the fiscal year ended December 31, 2001, included in their Current Report on Form 8-K dated June 19, 2002.

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION


        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                   CONTINUED
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

3. ACQUISITIONS, DIVESTITURES AND OTHER TRANSACTIONS

     Aircraft Integration Systems. On March 8, 2002, the Company acquired the assets of Aircraft Integration Systems ("AIS"), a division of Raytheon Company, for $1,148,700 in cash, which includes $1,130,000 for the original contract purchase price, and an increase to the contract purchase price of $18,700 related to additional net assets received at closing, plus acquisition costs. Following the acquisition, the Company changed AIS's name to L-3 Integrated Systems ("IS"). The purchase price is subject to adjustment based on the IS closing date net tangible book value, as defined. The acquisition was financed using approximately $229,000 of cash on hand, borrowings under the Company's senior credit facilities of $420,000 and a $500,000 senior subordinated bridge loan. (See Note 5)

     The Company acquired IS because it is a long-standing, sole-source supplier of critical COMINT, SIGINT and unique sensor systems for special customers within the U.S. Government. The Company believes that IS has excellent operating prospects as its major customers increasingly focus on intelligence gathering and information distribution to the battlefield. The Company also believes there are significant opportunities to apply its proven business integration and cost control skills to further enhance IS's operating and financial performance. The Company also believes that IS creates significant opportunities for the sale of the Company's secure communications and aviation products, including communication links, signal processing, antennas, data recorders, displays and traffic control and collision avoidance systems. The table below presents a summary of the preliminary estimates of fair values of the assets acquired and liabilities assumed on the acquisition date and reflects preliminary valuations of acquired contracts in process and pension liabilities. Final valuations are expected to be recorded in the fourth quarter of 2002 in connection with the final purchase price allocation, including an audit of IS's March 8, 2002 historical net assets acquired, as well as the adjustment to the purchase price, which will be based on IS's final closing date net tangible book value. Based on the preliminary purchase price allocation for IS, goodwill in the amount of $460,571 was assigned to the Secure Communications & ISR segment and $248,000 was assigned to the Aviation Products & Aircraft Modernization segment. Approximately $492,000 of such goodwill is expected to be deductible for income tax purposes.

Contracts in process ...................   $  307,568
Other current assets ...................       12,158
Property, plant and equipment ..........      182,307
Goodwill ...............................      708,571
Other non-current assets ...............       55,870
                                           ----------
 Total assets acquired .................    1,266,474
                                           ----------
Current liabilities ....................       16,563
Long-term liabilities ..................       96,279
                                           ----------
 Total liabilities assumed .............      112,842
                                           ----------
 Net assets acquired ...................   $1,153,632
                                           ==========

     Detection Systems. On June 14, 2002, the Company completed the acquisition of the detection systems business of PerkinElmer ("Detection Systems") for $110,000 in cash, which includes $100,000 for the original contract purchase price, and an increase to the contract purchase price of $10,000 related to a preliminary purchase price adjustment, plus acquisition costs. The purchase price is subject to final adjustment based on closing date net working capital, as defined. Detection Systems offers X-ray screening for several major security applications, including: (1) aviation systems for checked and oversized baggage, break bulk cargo and air freight; (2) port and border applications, including pallets, break bulk and air freight; and (3) facility protection such as parcels, mail and cargo. Detection Systems has a broad range of systems and technology, and an installed base of over 16,000 units. Detection

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION


        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                   CONTINUED
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Systems' customer base includes major airlines and airports, a number of domestic agencies, such as the U.S. Customs Service, U.S. Marshals Service, U.S. Department of Agriculture and U.S. Department of State, and international authorities throughout Europe, Asia and South America. The acquisition broadens the Company's capabilities and product offerings in the rapidly growing areas of airport security and other homeland defense markets, including explosive detection systems ("EDS"). The acquisition provides the Company with enhanced manufacturing and marketing capabilities, which will be used as the Company works to meet growing demand for its EDS products. Based on the preliminary purchase price allocation for Detection Systems, the goodwill of $51,193 was assigned to the Specialized Products segment and is not expected to be deductible for income tax purposes.

     In connection with a letter of intent entered into with OSI Systems, Inc. ("OSI"), the Company intends to sell the ARGUS and conventional product lines of Detection Systems to OSI. The sale is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act.

     Telos, ComCept and Technology, Management and Analysis Corporation. During the third quarter of 2002, the Company acquired three businesses for an aggregate consideration of $96,964, which was comprised of $86,357 in cash, 229,494 shares of L-3 Holdings common stock valued at $10,607, plus acquisition costs. The purchase prices are subject to adjustment based on the closing date net assets or net working capital of the acquired businesses. The Company acquired:

     o all of the outstanding common stock of Telos Corporation ("Telos"), a business which provides software development for command, control and communications and other related services for military and national security requirements, on July 19, 2002;

     o all of the outstanding common stock of ComCept, Inc. ("ComCept"), a company with network-centric warfare capabilities, including requirements development, modeling, simulation, communications and systems development and integration for ISR, on July 31, 2002. This acquisition is subject to additional consideration not to exceed 219,088 shares of L-3 Holdings common stock which is contingent upon the financial performance of ComCept for the fiscal years ending June 30, 2003 and 2004 and which will be accounted for as goodwill; and

     o all of the outstanding common common stock of Technology, Management and Analysis Corporation ("TMA"), a provider of professional services to the DoD, primarily in support of the Naval surface and combat fleet, on September 23, 2002. The core competencies of TMA include engineering, logistics, ship test and trials, network engineering and support and hardware and software products. This acquisition is subject to additional purchase price not to exceed $7,000 which is contingent upon the financial performance of TMA for the years ending December 31, 2002 and 2003 and which will be accounted for as goodwill.

Based on the preliminary purchase price allocations, the goodwill recognized for the acquisitions of Telos, ComCept and TMA was $82,134, of which $44,359 is expected to be deductible for income tax purposes. Goodwill of $22,374 was assigned to the Secure Communications & ISR segment and $59,760 was assigned to the Training, Simulation & Support Services segment.

     Spar Aerospace. At December 31, 2001, the Company had acquired 70.3% of the outstanding common stock of Spar Aerospace Limited ("Spar"), a leading provider of high-end aviation product modernization, for $105,078 in cash and acquired control of Spar and the ability to require the remaining stockholders to tender their shares. During January 2002, the Company completed the acquisition and paid $43,641 for the remaining outstanding common stock of Spar which was not tendered to the Company at December 31, 2001.

     SY Tech, BT Fuze and Emergent. During the fourth quarter of 2001, the Company acquired three other businesses for an aggregate purchase price of $149,273 in cash plus acquisition costs, including net

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION


        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                   CONTINUED
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

purchase price increases of $10,183 based on the closing date balance sheets of the acquired businesses and $1,800 of additional purchase price based on the financial performance of the acquired companies for the year ended December 31, 2001. The Company acquired:

   (1) the net assets of SY Technology, Inc. ("SY"), a provider of air warfare simulation services, on December 31, 2001. This acquisition is subject to additional purchase price not to exceed $3,000 which is contingent upon the financial performance of SY for the years ending December 31, 2002 and 2003 and which will be accounted for as goodwill;

   (2) the net assets of Bulova Technologies, a producer of military fuzes that prevent the inadvertent firing and detonation of weapons during handling, on December 19, 2001. Bulova Technologies was later renamed BT Fuze Products ("BT Fuze); and

   (3) all of the outstanding common stock of Emergent Government Services Group ("Emergent"), a provider of engineering and information services to the U.S. Air Force, Army, Navy and intelligence agencies, on November 30, 2001. Following the acquisition, the Company changed Emergent's name to L-3 Communications Analytics ("L-3 Analytics").

     KDI and EER. On May 4, 2001, the Company acquired all of the outstanding common stock of KDI Precision Products ("KDI") for $79,468 in cash including acquisition costs. On May 31, 2001, the Company acquired all of the outstanding common stock of EER Systems ("EER") for $119,782 in cash including acquisition costs. The purchase price for EER is subject to adjustment not to exceed $5,000, which is contingent upon the financial performance of EER for the year ending December 31, 2002, and which will be accounted for as goodwill.

     All of the Company's acquisitions have been accounted for as purchase business combinations and are included in the Company's results of operations from their respective effective dates. The Company values acquired contracts in process at their estimated contract selling prices less the estimated costs to complete and a reasonable profit allowance for the Company's effort to complete such contracts. The assets and liabilities recorded in connection with the purchase price allocations for the acquisitions of Spar, L-3 Analytics, BT Fuze, SY, IS, Detection Systems, Telos, ComCept and TMA are based upon preliminary estimates of fair values for contracts in process, estimated costs in excess of billings to complete contracts in process, inventories, identifiable intangibles and deferred income taxes. Actual adjustments will be based on the final purchase prices and final appraisals and other analyses of fair values which are in process, as well as, audited historical net assets acquired for the IS acquisition as of March 8, 2002. With the exception of the IS acquisition, the Company does not expect the differences between the preliminary and final purchase price allocations for the acquisitions to be material. Material differences between the preliminary and final purchase price allocations for the IS acquisition are expected to result from the finalization of the audit of the opening balance sheet which is currently being performed, and the valuation of contracts in process, including unbilled contract receivables, inventories and estimated costs in excess of billings to complete acquired contracts in process in a loss position, as well as capitalized costs for internal-use software and management information systems, identifiable intangibles, goodwill, deferred income taxes and pension and postretirement benefits liabilities. The Company expects to complete the purchase price allocations for Spar, L-3 Analytics, BT Fuze, SY and IS in the fourth quarter of 2002.

     Had the acquisitions of IS, Detection Systems, Telos, ComCept and TMA and the related financing transactions occurred on January 1, 2002, the unaudited pro forma sales, net income and diluted earnings per share would have been approximately $1,062,300, $62,000 and $0.62 for the three months ended September 30, 2002 and $3,043,100, $127,600 and $1.29 for the nine months ended September 30, 2002. Had the acquisitions of KDI, EER, SY, BT Fuze, L-3 Analytics, Spar, IS, Detection Systems, Telos, ComCept and TMA and the related financing transactions occurred on January 1, 2001, the unaudited pro

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION


        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                   CONTINUED
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

forma sales, net income and diluted earnings per share would have been approximately $950,200, $41,500 and $0.43 for the three months ended September 30, 2001 and $2,690,400, $83,200 and $0.87 for the nine months ended September 30, 2001. The pro forma results are based on various assumptions and are not necessarily indicative of the result of operations that would have occurred had the acquisitions and the related financing transactions occurred on January 1, 2001 and 2002.

     L-3 Electron -- Devices and L-3 Ruggedized Command and Control
Solutions. On October 25, 2002, the Company acquired the assets of Northrop Grumman's Electron Devices and Displays -- Navigation Systems -- San Diego businesses for $135,000 in cash plus acquisition costs. Following the acquisitions, the Company changed the names of these businesses to L-3 Electron Devices and L-3 Ruggedized Command and Control Solutions. The purchase price is subject to adjustment based on closing date net assets of the acquired businesses, as defined.

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

4. CONTRACTS IN PROCESS

     The components of contracts in process are presented in the table below.

                                                                            SEPTEMBER 30, 2002     DECEMBER 31, 2001
                                                                           --------------------   ------------------
   Billed receivables, less allowances of $15,345 and $11,649 ..........        $  509,662            $  330,795
                                                                                ----------            ----------
   Unbilled contract receivables .......................................           717,894               353,262
   Less: unliquidated progress payments ................................          (215,053)             (102,739)
                                                                                ----------            ----------
    Unbilled contract receivables, net .................................           502,841               250,523
                                                                                ----------            ----------
   Inventoried contract costs, gross ...................................           173,088               122,211
   Less: unliquidated progress payments ................................            (8,864)               (6,575)
                                                                                ----------            ----------
    Inventoried contract costs, net ....................................           164,224               115,636
                                                                                ----------            ----------
   Inventories at lower of cost or market ..............................           141,230               104,870
                                                                                ----------            ----------
    Total contracts in process .........................................        $1,317,957            $  801,824
                                                                                ==========            ==========

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION


        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                   CONTINUED
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

5. DEBT

     The components of long-term debt are presented in the table below.

                                                                      SEPTEMBER 30, 2002     DECEMBER 31, 2001
                                                                     --------------------   ------------------
   Borrowings under Senior Credit Facilities .....................        $       --            $       --
   10 3/8% Senior Subordinated Notes due 2007 ....................                --               225,000
   8 1/2% Senior Subordinated Notes due 2008 .....................           180,000               180,000
   8% Senior Subordinated Notes due 2008 .........................           200,000               200,000
   5 1/4% Convertible Senior Subordinated Notes due 2009 .........           300,000               300,000
   4% Senior Subordinated Convertible Contingent Debt
    Securities due 2011 (CODES) ..................................           420,000               420,000
   7 5/8% Senior Subordinated Notes due 2012 .....................           750,000                    --
                                                                          ----------            ----------
   Principal amount of long-term debt ............................        $1,850,000            $1,325,000
   Less: Unamortized discount on CODES ...........................             2,311                 2,502
       Fair value of interest rate swap agreements ...............                --                 7,246
                                                                          ----------            ----------
   Carrying amount of long-term debt .............................        $1,847,689            $1,315,252
                                                                          ==========            ==========

     On February 26, 2002, the Company's lenders approved a $150,000 increase in the amount of the senior credit facilities. The five-year revolving credit facility, which matures on May 15, 2006, was increased by $100,000 to $500,000, and the 364-day revolving credit facility increased by $50,000 to $250,000. Additionally, the maturity date of the $250,000 364-day revolving credit facility was extended to February 25, 2003.

     Available borrowings under the Company's senior credit facilities at September 30, 2002 were $603,325, after reductions for outstanding letters of credit of $146,675. There were no borrowings outstanding under the senior credit facilities at September 30, 2002.

     In June 2002, L-3 Communications sold $750,000 of 7 5/8% Senior Subordinated Notes due June 15, 2012 (the "June 2002 Notes") with interest payable semi-annually on June 15 and December 15 of each year commencing December 15, 2002. The net proceeds from this offering and the concurrent sale of common stock by L-3 Holdings (see Note 7) were used to (1) repay $500,000 borrowed on March 8, 2002, under the Company's senior subordinated bridge loan facility, (2) repay the indebtedness outstanding under the Company's senior credit facilities, (3) repurchase and redeem the 10 3/8% Senior Subordinated Notes due 2007 and (4) increase cash and cash equivalents. The June 2002 Notes are general unsecured obligations of L-3 Communications and are subordinated in right of payment to all existing and future senior debt of L-3 Communications. The June 2002 Notes are subject to redemption at any time, at the option of L-3 Communications, in whole or in part, on or after June 15, 2007 at redemption prices (plus accrued and unpaid interest) starting at 103.813% of the principal amount (plus accrued and unpaid interest) during the 12-month period beginning June 15, 2007 and declining annually to 100% of principal (plus accrued and unpaid interest) on June 15, 2010 and thereafter. Prior to June 15, 2005, L-3 Communications may redeem up to 35% of the June 2002 Notes with the proceeds of certain equity offerings at a redemption price of 107.625% of the principal amount (plus accrued and unpaid interest).

     On June 6, 2002, L-3 Communications commenced a tender offer to purchase any and all of its $225,000 aggregate principal amount of 10 3/8% Senior Subordinated Notes due 2007. The tender offer expired on July 3, 2002. On June 25, 2002, L-3 Communications sent a notice of redemption for all of its $225,000 aggregate principal amount of 10 3/8% Senior Subordinated Notes due 2007 that remained outstanding after the expiration of the tender offer. Upon sending the notice, the remaining notes became due and payable at the redemption price as of July 25, 2002. At September 30, 2002, L-3 Communications

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION


        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                   CONTINUED
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

had purchased and paid cash for all of these notes plus accrued interest, and premiums, fees and other transaction costs of $12,296. For the nine month period ended September 30, 2002, L-3 Communications recorded a pre-tax extraordinary loss of $16,187 ($9,858 after-tax), comprising premiums, fees and other transaction costs of $12,469 and $3,718 to write-off the remaining balance of debt issue costs relating to these notes.


     In June and August of 2002, L-3 Communications terminated the interest rate swap agreements on $380,000 of its Senior Subordinated Notes due 2008 and received cash of $9,302. L-3 Communications recorded a reduction in interest expense for the nine months ended September 30, 2002 of $4,632, which represented interest reductions related to the period prior to the termination of these swap agreements. The remaining $4,670 was recorded as a deferred gain and will be amortized as a reduction of interest expense over the remaining terms of the $380,000 of Senior Subordinated Notes due 2008 at an amount of $191 per quarter, or $764 annually. Additionally, L-3 Communications recorded a reduction of interest expense for the nine months ended September 30, 2002 of $2,504 relating to interest savings for interest periods which ended prior to the termination of these interest rate swap agreements.


     In June 2002, L-3 Communications entered into interest rate swap agreements on $200,000 of its 7 5/8% Senior Subordinated Notes due 2012. These swap agreements exchanged the fixed interest rate for a variable interest rate on $200,000 of the $750,000 principal amount outstanding. On September 30, 2002, L-3 Communications terminated these interest rate swap agreements and received cash of $13,935 in October 2002. L-3 Communications recorded a reduction of interest expense for the nine months ended September 30, 2002 of $1,762, which represented interest reductions related to the period prior to the termination of these swap agreements. The remaining $12,173 was recorded as a deferred gain and will be amortized as a reduction of interest expense over the remaining term of the 7 5/8% Senior Subordinated Notes due 2012 at an amount of $313 per quarter, or $1,254 annually.


     Holders of the CODES have a right to receive contingent interest payments, not to exceed a per annum rate of 0.5% of the outstanding principal amount of the CODES, which will be paid on the CODES during any six-month period following a six-month period in which the average trading price of the CODES exceeds 120% of the principal amount of the CODES. In accordance with the provision of the CODES, L-3 Holdings will accrue additional interest at a rate of 0.4% per annum in addition to the 4.0% annual rate of interest on the CODES for the period of September 15, 2002 to March 14, 2003 equal to $840.

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION


        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                   CONTINUED
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

6. COMPREHENSIVE INCOME

     Comprehensive income for the three and nine months ended September 30, 2002 and 2001 is presented in the tables below.

                                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                                            --------------------------------
                                                                               2002                  2001
                                                                            ----------            ----------
Net income ................................................................  $61,670               $33,435
Other comprehensive income (loss):
 Foreign currency translation adjustments, net of income tax ..............      941                   470
 Unrealized gains (losses) on hedging instruments:
 Unrealized gains (losses) arising during the period, net of income tax
   expense of $45 in 2002 and income tax benefit of $280 in 2001 ..........      121                  (452)
                                                                             -------               -------
Comprehensive income ......................................................  $62,732               $33,453
                                                                             =======               =======


                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                         --------------------------------
                                                                             2002                  2001
                                                                         -----------           ----------
Net income .............................................................  $122,679               $70,929
Other comprehensive income (loss):
 Foreign currency translation adjustment, net of income tax ............      (304)                  (70)
 Unrealized gains (losses) on securities:
   Unrealized losses arising during the period, net of income tax
    benefit of $111.....................................................        --                  (180)
   Reclassification adjustment for losses included in net income, net of
    income tax expense of $2,274........................................        --                 3,632
 Unrealized gains (losses) on hedging instruments:
   Cumulative adjustment at January 1, 2001, net of income tax benefit
    of $25..............................................................        --                   (41)
   Unrealized losses arising during the period, net of income tax
    benefit of $151 in 2002 and $164 in 2001............................      (243)                 (263)
   Reclassification adjustment for losses included in net income, net of
    income tax expense of $198..........................................       323                    --
                                                                          --------               -------
Comprehensive income ...................................................  $122,455               $74,007
                                                                          ========               =======

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION


        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                   CONTINUED
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Accumulated other comprehensive balances at September 30, 2002 and December 31, 2001 are presented in the table below.

                                                        UNREALIZED      UNREALIZED
                                          FOREIGN          GAINS          GAINS          MINIMUM        ACCUMULATED
                                          CURRENCY       (LOSSES)      (LOSSES) ON       PENSION           OTHER
                                        TRANSLATION         ON           HEDGING        LIABILITY      COMPREHENSIVE
                                        ADJUSTMENTS     SECURITIES     INSTRUMENTS     ADJUSTMENTS         LOSS
                                       -------------   ------------   -------------   -------------   --------------
SEPTEMBER 30, 2002
Balance January 1, 2002 ............     $ (2,852)       $   (246)       $ (163)        $ (20,409)      $ (23,670)
Period change ......................         (304)             --            80                --            (224)
                                         --------        --------        ------         ---------       ---------
Balance September 30, 2002 .........     $ (3,156)       $   (246)       $  (83)        $ (20,409)      $ (23,894)
                                         ========        ========        ======         =========       =========
DECEMBER 31, 2001
Balance January 1, 2001 ............     $ (2,584)       $ (3,698)       $   --         $    (890)      $  (7,172)
Period change ......................         (268)          3,452          (163)          (19,519)        (16,498)
                                         --------        --------        ------         ---------       ---------
Balance December 31, 2001 ..........     $ (2,852)       $   (246)       $ (163)        $ (20,409)      $ (23,670)
                                         ========        ========        ======         =========       =========

7. L-3 HOLDINGS EARNINGS PER SHARE

     On April 23, 2002, the Company announced that its Board of Directors had authorized a two-for-one stock split on all shares of L-3 Holdings common stock. The stock split entitled all shareholders of record at the close of business on May 6, 2002 to receive one additional share of L-3 Holdings common stock for every share held on that date. The additional shares were distributed to shareholders in the form of a stock dividend on May 20, 2002. Upon completion of the stock split, L-3 Holdings had approximately 80 million shares of common stock outstanding. All of L-3 Holdings' historical as reported share and earnings per share (EPS) data have been restated to give effect to the stock split.

     On June 28, 2002, L-3 Holdings sold 14,000,000 shares of its common stock in a public offering for $56.60 per share. Upon closing, L-3 Holdings received net proceeds after deducting discounts, commissions and estimated expenses of $766,738. The net proceeds of this offering and the concurrent sale of senior subordinated notes by L-3 Communications (see Note 5) were used to (1) repay $500,000 borrowed on March 8, 2002, under the Company's senior subordinated bridge loan facility, (2) repay the indebtedness outstanding under the Company's senior credit facilities, (3) repurchase and redeem the 10 3/8% Senior Subordinated Notes due 2007 and (4) increase cash and cash equivalents.

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION


        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                   CONTINUED
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
     A reconciliation of basic and diluted EPS is presented in the table below.


                                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                                 ---------------------------   ---------------------------
                                                                     2002           2001           2002           2001
                                                                 ------------   ------------   ------------   ------------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
BASIC:
Income before extraordinary item .............................    $  61,760      $  33,435       $132,537      $  70,929
Extraordinary item, net of income taxes ......................           --             --         (9,858)            --
                                                                  ---------      ---------       --------      ---------
Net income ...................................................    $  61,760      $  33,435       $122,679      $  70,929
                                                                  =========      =========       ========      =========
Weighted average common shares outstanding ...................       94,174         78,070         84,403         73,704
                                                                  =========      =========       ========      =========
Basic earnings per share before extraordinary item ...........    $    0.66      $    0.43       $   1.57      $    0.96
                                                                  =========      =========       ========      =========
Basic earnings per share .....................................    $    0.66      $    0.43       $   1.45      $    0.96
                                                                  =========      =========       ========      =========
DILUTED:
Income before extraordinary item .............................    $  61,760      $  33,435       $132,537      $  70,929
After-tax interest expense savings on the assumed
 conversion of Convertible Notes .............................        2,579          2,613          7,737             --
                                                                  ---------      ---------       --------      ---------
Income before extraordinary item including assumed
 conversion of Convertible Notes .............................       64,339         36,048        140,274         70,929
Extraordinary item, net of income taxes ......................           --             --         (9,858)            --
                                                                  ---------      ---------       --------      ---------
Net income including assumed conversion of
 Convertible Notes ...........................................    $  64,339      $  36,048       $130,416      $  70,929
                                                                  =========      =========       ========      =========
Common and potential common shares:
 Weighted average common shares outstanding ..................       94,174         78,070         84,403         73,704
 Assumed exercise of stock options ...........................        7,623          7,688          8,648          7,652
 Assumed purchase of common shares for treasury ..............       (4,686)        (4,676)        (5,458)        (4,438)
 Assumed conversion of Convertible Notes .....................        7,362          7,362          7,362             --
                                                                  ---------      ---------       --------      ---------
 Common and potential common shares ..........................      104,473         88,444         94,955         76,918
                                                                  =========      =========       ========      =========
Diluted earnings per share before extraordinary item .........    $    0.62      $    0.41       $   1.48      $    0.92
                                                                  =========      =========       ========      =========
Diluted earnings per share ...................................    $    0.62      $    0.41       $   1.37      $    0.92
                                                                  =========      =========       ========      =========

     The 7,361,964 shares of L-3 Holdings common stock that are issuable upon conversion of the Convertible Notes were not included in the computation of diluted EPS for the nine months ended September 30, 2001 because the effect of the assumed conversion would have been anti-dilutive for that period.

     The 7,804,878 shares of L-3 Holdings' common stock that are issuable upon conversion of the CODES were not included in the computation of diluted EPS for the three and nine months ended September 30, 2002 because the conditions required for the CODES to become convertible were not satisfied.

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION


        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                   CONTINUED
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

8. TRANSITIONAL DISCLOSURE REQUIRED BY SFAS NO. 142

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which supersedes Accounting Principles Board (APB) Opinion No. 17, Intangible Assets. SFAS No. 142 revised the standards for accounting for goodwill and other intangible assets. SFAS No. 142 requires that goodwill and indefinite lived identifiable intangible assets no longer be amortized, but be tested for impairment at least annually based on their estimated fair values. The provisions of SFAS No. 142 became effective on January 1, 2002, and full implementation of the impairment measurement provisions is required by December 31, 2002. Effective January 1, 2002, the Company ceased recording goodwill amortization expense. Based on the estimated fair values of the Company's reporting units using a discounted cash flows valuation, the goodwill for certain space and broadband commercial communications businesses included in the Specialized Products segment may be impaired. The aggregate amount of goodwill recorded for these businesses is approximately $21.0 million, net of related income taxes. The Company expects to complete the valuation of the assets and liabilities for these businesses and to determine the amount of the goodwill impairment in the fourth quarter of 2002. Any resulting impairment would be a non-cash charge, recorded effective January 1, 2002, as a cumulative effect of a change in accounting principle in accordance with the adoption provisions of SFAS No. 142.

     The table below presents net income and basic and diluted EPS for the three and nine months ended September 30, 2002 compared with those amounts for the same periods in 2001, adjusted to exclude goodwill amortization expense, net of income taxes.

                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                                        ---------------------------   ----------------------------
                                                            2002           2001            2002           2001
                                                        ------------   ------------   -------------   ------------
Reported income before extraordinary item ...........     $ 61,760       $ 33,435       $ 132,537       $ 70,929
Add: Goodwill amortization expense, net of income tax
 and minority interest ..............................           --          9,130              --         24,905
                                                          --------       --------       ---------       --------
Adjusted income before extraordinary item ...........     $ 61,760       $ 42,565       $ 132,537       $ 95,834
                                                          ========       ========       =========       ========
Adjusted net income .................................     $ 61,760       $ 42,565       $ 122,679       $ 95,834
                                                          ========       ========       =========       ========
BASIC EPS:
Reported before extraordinary item ..................     $   0.66       $   0.43       $    1.57       $   0.96
Goodwill amortization expense, net of income tax and
 minority interest ..................................           --           0.12              --           0.34
                                                          --------       --------       ---------       --------
Adjusted before extraordinary item ..................     $   0.66       $   0.55       $    1.57       $   1.30
                                                          ========       ========       =========       ========
Adjusted after extraordinary item ...................     $   0.66       $   0.55       $    1.45       $   1.30
                                                          ========       ========       =========       ========
DILUTED EPS:
Reported before extraordinary item ..................     $   0.62       $   0.41       $    1.48       $   0.92
Goodwill amortization expense, net of income tax and
 minority interest ..................................           --           0.10              --           0.33
                                                          --------       --------       ---------       --------
Adjusted before extraordinary item ..................     $   0.62       $   0.51       $    1.48       $   1.25
                                                          ========       ========       =========       ========
Adjusted after extraordinary item ...................     $   0.62       $   0.51       $    1.37       $   1.25
                                                          ========       ========       =========       ========

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION


        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                   CONTINUED
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9. CONTINGENCIES

     The Company is engaged in providing products and services under contracts directly or as a subcontractor with the U.S. Government and to a lesser degree, under foreign government contracts, some of which are funded by the U.S. Government. All such contracts are subject to extensive legal and regulatory requirements, and, from time to time, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. Under U.S. Government procurement regulations, an indictment of the Company by a federal grand jury could result in the Company being suspended for a period of time from eligibility for awards of new government contracts. A conviction could result in debarment from contracting with the federal government for a specified term. Additionally, in the event that U.S. Government expenditures for products and services of the type manufactured and provided by the Company are reduced, and not offset by greater commercial sales or other new programs or products, or acquisitions, there may be a reduction in the volume of contracts or subcontracts awarded to the Company.

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

     The Company has been periodically subject to litigation, claims or assessments and various contingent liabilities incidental to its business. With respect to those investigative actions, items of litigation, claims or assessments of which they are aware, management of the Company is of the opinion that the probability is remote that, after taking into account certain provisions that have been made with respect to these matters, the ultimate resolution of any such investigative actions, items of litigation, claims or assessments will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

     On August 6, 2002, Aviation Communication & Surveillance Systems, LLC
(ACSS), a subsidiary of L-3 Communications Corporation, was sued by Honeywell International, Inc. and Honeywell Intellectual Properties, Inc. for alleged infringement of patents that relate to terrain awareness avionics. The lawsuit was filed in the United States District Court for the District of Delaware. The Company had previously investigated the Honeywell patents and believes that it has valid defenses to Honeywell's claim. In addition, ACSS has been indemnified to a certain extent by Thales Avionics, which has provided to ACSS the alleged infringing technology. In the opinion of management, the ultimate disposition of Honeywell's pending claim will not result in a material liability to the Company.


10. SEGMENT INFORMATION

     The Company has four reportable segments: (1) Secure Communications & ISR,
(2) Training, Simulation & Support Services (3) Aviation Products & Aircraft Modernization and (4) Specialized Products which are described in Note 1. The Company evaluates the performance of its operating segments and reportable segments based on their sales and operating income.

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION


        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                   CONTINUED
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The tables below present sales, operating income, depreciation and amortization and assets by reportable segment.


                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                            SEPTEMBER 30,                SEPTEMBER 30,
                                                      -------------------------- -----------------------------
                                                           2002          2001         2002           2001
                                                      -------------- ----------- -------------- --------------
SALES:
 Secure Communications & ISR ........................   $  275,013    $136,719     $  711,319     $  309,408
 Training, Simulation & Support Services ............      198,440     157,716        596,742        426,476
 Aviation Products & Aircraft Modernization .........      241,628      57,084        552,420        188,538
 Specialized Products ...............................      340,944     267,825        855,870        722,212
 Elimination of intersegment sales ..................       (2,412)     (1,180)       (10,709)        (5,009)
                                                        ----------    --------     ----------     ----------
   Consolidated total ...............................   $1,053,613    $618,164     $2,705,642     $1,641,625
                                                        ==========    ========     ==========     ==========
OPERATING INCOME: ...................................
 Secure Communications & ISR ........................   $   30,296    $  8,138     $   76,361     $   19,282
 Training, Simulation & Support Services ............       26,557      19,434         70,342         47,944
 Aviation Products & Aircraft Modernization .........       33,991      21,158         83,713         68,703
 Specialized Products ...............................       36,543      26,478         65,966         46,615
                                                        ----------    --------     ----------     ----------
   Consolidated total ...............................   $  127,387    $ 75,208     $  296,382     $  182,544
                                                        ==========    ========     ==========     ==========
DEPRECIATION AND AMORTIZATION:
 Secure Communications & ISR ........................   $    5,660    $  3,164     $   16,218     $   10,008
 Training, Simulation & Support Services ............        1,678       3,465          5,693          9,411
 Aviation Products & Aircraft Modernization .........        4,894       2,903         11,515          8,855
 Specialized Products ...............................        7,550      12,821         20,776         36,715
                                                        ----------    --------     ----------     ----------
   Consolidated total ...............................   $   19,782    $ 22,353     $   54,202     $   64,989
                                                        ==========    ========     ==========     ==========


                                                        SEPTEMBER 30, 2002   DECEMBER 31, 2001
                                                       -------------------- ------------------
ASSETS:
 Secure Communications & ISR .........................      $1,077,540          $  366,482
 Training, Simulation & Support Services .............         642,531             497,368
 Aviation Products & Aircraft Modernization ..........       1,087,388             545,517
 Specialized Products ................................       1,508,114           1,382,010
 Corporate ...........................................         743,769             547,872
                                                            ----------          ----------
   Consolidated total ................................      $5,059,342          $3,339,249
                                                            ==========          ==========

     The following table presents the changes in goodwill allocated to the reportable segments during the nine months ended September 30, 2002.

                                                                             AVIATION
                                          SECURE           TRAINING,         PRODUCTS
                                      COMMUNICATIONS     SIMULATION &       & AIRCRAFT    SPECIALIZED   CONSOLIDATED
                                           & ISR       SUPPORT SERVICES   MODERNIZATION     PRODUCTS       TOTAL
                                     ---------------- ------------------ --------------- ------------- -------------
BALANCE JANUARY 1, 2002 ............     $181,215          $377,127          $371,222       $778,154    $1,707,718
 Acquisitions ......................      482,945            66,016           259,865         63,341       872,167
                                         --------          --------          --------       --------    ----------
BALANCE SEPTEMBER 30, 2002 .........     $664,160          $443,143          $631,087       $841,495    $2,579,885
                                         ========          ========          ========       ========    ==========

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION


        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                   CONTINUED
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The Company's sales by product and services are summarized in the table below.




                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                                           -------------------------- ----------------------------
                                                                2002         2001          2002          2001
                                                           ------------- ------------ ------------- --------------
Aircraft modernization and maintenance ...................  $  185,079     $     --    $  386,751     $       --
Avionics and ocean systems ...............................     129,255      147,227       379,721        439,901
Intelligence, surveillance and reconnaissance products ...     118,738           --       283,765             --
Telemetry and instrumentation ............................      83,967       85,079       246,726        241,121
Detection systems and premium fuzing products ............     130,087       23,755       235,029         40,309
Military and high data rate communications ...............      77,790       64,433       220,906        164,712
Information security systems .............................      49,482       43,305       144,212         87,171
Training devices and motion simulators ...................      42,519       43,935       109,779        110,748
Microwave components .....................................      17,074       25,635        59,856         81,173
Space and commercial communications, satellite control
 and tactical sensor systems .............................      33,815       31,572        75,106         64,006
                                                            ----------     --------    ----------     ----------
   Subtotal products .....................................     867,806      464,941     2,141,851      1,229,141
Training, simulation and support services ................     198,440      157,716       596,742        426,476
                                                            ----------     --------    ----------     ----------
   Subtotal ..............................................   1,066,246      622,657     2,738,593      1,655,617
Intercompany eliminations ................................     (12,633)      (4,493)      (32,951)       (13,992)
                                                            ----------     --------    ----------     ----------
 Total ...................................................  $1,053,613     $618,164    $2,705,642     $1,641,625
                                                            ==========     ========    ==========     ==========

11. NEW ACCOUNTING PRONOUNCEMENTS

     In August of 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 applies to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset, except for certain obligations of lessees. This statement does not apply to obligations that arise solely from a plan to dispose of a long-lived asset. SFAS No. 143 requires that estimated asset retirement costs be measured at their fair values and recognized as assets and depreciated over the useful life of the related asset. Similarly, liabilities for the present value of asset retirement obligations are to be recognized and accreted as interest expense each year to their estimated future value until the asset is retired. These provisions will be applied to existing asset retirement obligations as of the adoption date as a cumulative effect of a change in accounting principle. SFAS No. 143 is effective for the Company's fiscal years beginning January 1, 2003. SFAS No. 143 is not expected to have a material effect on the Company's consolidated results of operations and financial position.

     In October of 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB No. 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 expands the scope of accounting for disposals to include all components of an entity, including reportable segments and operating segments, reporting units, subsidiaries and certain asset groups. It requires the gain or loss on disposal to be measured as the difference between (1) the fair

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION


        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                   CONTINUED
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

value less the costs to sell and (2) the carrying value of the component, and such gain or loss cannot include the estimated future operating losses of the component, which were included in the gain or loss determination under APB No.
30. SFAS No. 144 also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidate a subsidiary for which control is likely to be temporary. The provisions of SFAS No. 144 became effective on January 1, 2002. SFAS No. 144 did not have a material effect on the Company's consolidated results of operation and financial position.

     In May 2002, the FASB issued SFAS No. 145, Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2002. SFAS No. 145, rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and SFAS No. 64, Extinguishments of Debt made to Satisfy Sinking-Fund Requirements. Under the provisions of SFAS No. 145, gains and losses from extinguishment of debt can only be classified as extraordinary items if they meet the criteria in APB Opinion No. 30. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Earlier application is permitted. This statement also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar and is effective for transactions occurring after May 15, 2002. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions and are effective for financial statements issued on or after May 15, 2002. SFAS No. 145 is not expected to have a material effect on the Company's consolidated results of operations, financial position or cash flows. However, in accordance with the provisions of SFAS No. 145, beginning on January 1, 2003, the loss on the extinguishment of debt of $16,187 ($9,858 after-tax) that the Company recorded in June 2002 (see Note 5) will be included in income from continuing operations and not be reported as an extraordinary item.

     In July of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 replaces EITF No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan as was required by EITF No. 94-3. Examples of costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied to exit or disposal activities initiated after December 31, 2002. SFAS No. 146 is not expected to have a material effect on the Company's consolidated results of operations and financial position.


12. UNAUDITED FINANCIAL INFORMATION OF L-3 COMMUNICATIONS AND ITS SUBSIDIARIES

     L-3 Communications is a wholly owned subsidiary of L-3 Holdings. The debt of L-3 Communications, including its outstanding senior subordinated notes and borrowings under amounts drawn against the senior credit facilities are guaranteed, on a joint and several, full and unconditional basis, by certain of its wholly owned domestic subsidiaries (the "Guarantor Subsidiaries"). The foreign subsidiaries and certain domestic subsidiaries of L-3 Communications (the "Non-Guarantor Subsidiaries") do not guarantee the debt of L-3 Communications. None of the debt of L-3 Communications has been issued by its subsidiaries. There are no restrictions on the payment of dividends from the Guarantor Subsidiaries to L-3 Communications.

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

                                                 L-3                           NON-                         CONSOLIDATED
                                           COMMUNICATIONS     GUARANTOR      GUARANTOR                          L-3
                                              (PARENT)      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    COMMUNICATIONS
                                          ---------------- -------------- -------------- ---------------- ---------------
UNAUDITED CONDENSED COMBINING
-----------------------------
 BALANCE SHEETS:
 ---------------
AS OF SEPTEMBER 30, 2002
------------------------
Total current assets ....................    $  997,903      $  720,155     $ 148,237      $         --      $1,866,295
Other long-term assets ..................       998,521       1,735,641       458,885                --       3,193,047
Investment in and amounts due from
 (to) consolidated subsidiaries .........     2,562,063         290,634       (31,224)       (2,821,473)             --
                                             ----------      ----------     ---------      ------------      ----------
   Total assets .........................    $4,558,487      $2,746,430     $ 575,898      $ (2,821,473)     $5,059,342
                                             ==========      ==========     =========      ============      ==========
Total current liabilities ...............    $  353,061      $  215,152     $  73,398      $         --      $  641,611
Other long-term liabilities .............       184,847         129,965         9,625                --         324,437
Long-term debt ..........................     1,847,689              --            --                --       1,847,689
Minority interest .......................            --              --        72,715                --          72,715
Shareholders' equity ....................     2,172,890       2,401,313       420,160        (2,821,473)      2,172,890
                                             ----------      ----------     ---------      ------------      ----------
   Total liabilities and shareholders
    equity' .............................    $4,558,487      $2,746,430     $ 575,898      $ (2,821,473)     $5,059,342
                                             ==========      ==========     =========      ============      ==========
AS OF DECEMBER 31, 2001
-----------------------
Total current assets ....................    $  786,498      $  300,585     $ 155,318      $         --      $1,242,401
Other long-term assets ..................       965,566         701,887       429,395                --       2,096,848
Investment in and amounts due from
 consolidated subsidiaries ..............     1,229,572         150,580        43,236        (1,423,388)             --
                                             ----------      ----------     ---------      ------------      ----------
   Total assets .........................    $2,981,636      $1,153,052     $ 627,949      $ (1,423,388)     $3,339,249
                                             ==========      ==========     =========      ============      ==========
Total current liabilities ...............    $  278,598      $  136,579     $ 109,394      $         --      $  524,571
Other long-term liabilities .............       173,894          31,080        10,663                --         215,637
Long-term debt ..........................     1,315,252              --            --                --       1,315,252
Minority interest .......................            --              --        69,897                --          69,897
Shareholders' equity ....................     1,213,892         985,393       437,995        (1,423,388)      1,213,892
                                             ----------      ----------     ---------      ------------      ----------
   Total liabilities and shareholders'
    equity ..............................    $2,981,636      $1,153,052     $ 627,949      $ (1,423,388)     $3,339,249
                                             ==========      ==========     =========      ============      ==========

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION


        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                   CONTINUED
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 L-3                           NON-                       CONSOLIDATED
                                           COMMUNICATIONS     GUARANTOR      GUARANTOR                        L-3
                                              (PARENT)      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   COMMUNICATIONS
                                          ---------------- -------------- -------------- -------------- ---------------
UNAUDITED CONDENSED COMBINING
-----------------------------
 STATEMENTS OF OPERATIONS:
 ------------------------
FOR THE NINE MONTHS ENDED
-------------------------
 SEPTEMBER 30, 2002
 ------------------
Sales ...................................    $1,199,249      $1,326,958      $193,034      $ (13,599)     $2,705,642
                                             ----------      ----------      --------      ---------      ----------
Operating income ........................       148,393         114,914        33,075             --         296,382
Interest and other income (expense) .....         7,072            (301)          257         (4,569)          2,459
Interest expense ........................        87,303           1,525         4,656         (4,569)         88,915
Minority interest .......................            --              --         5,077             --           5,077
Provision for income taxes ..............        24,062          39,920         8,330             --          72,312
Equity in net income of consolidated
 subsidiaries ...........................        88,437              --            --        (88,437)             --
Extraordinary item-loss on
 extinguishment of debt, net of
 taxes ..................................        (9,858)             --            --             --          (9,858)
                                             ----------      ----------      --------      ---------      ----------
Net income ..............................    $  122,679      $   73,168      $ 15,269      $ (88,437)     $  122,679
                                             ==========      ==========      ========      =========      ==========
FOR THE NINE MONTHS ENDED
-------------------------
 SEPTEMBER 30, 2001
 ------------------
Sales ...................................    $  939,146      $  604,691      $100,829      $  (3,041)     $1,641,625
                                             ----------      ----------      --------      ---------      ----------
Operating income ........................       144,959          24,188        13,397             --         182,544
Interest and other income (expense) .....         8,127            (532)       (6,340)            --           1,255
Interest expense ........................        64,647              --           239             --          64,886
Minority interest .......................            --              --         3,955             --           3,955
Provision for income taxes ..............        33,872           9,060         1,097             --          44,029
Equity in net income of consolidated
 subsidiaries ...........................        16,362              --            --        (16,362)             --
                                             ----------      ----------      --------      ---------      ----------
Net income ..............................    $   70,929      $   14,596      $  1,766      $ (16,362)     $   70,929
                                             ==========      ==========      ========      =========      ==========
FOR THE THREE MONTHS ENDED
--------------------------
 SEPTEMBER 30, 2002
 ------------------
Sales ...................................    $  450,481      $  539,677      $ 68,983      $  (5,528)     $1,053,613
                                             ----------      ----------      --------      ---------      ----------
Operating income ........................        79,962          39,111         8,314             --         127,387
Interest and other income (expense) .....         3,426            (103)           76         (1,764)          1,635
Interest expense ........................        31,176             129         1,711         (1,764)         31,252
Minority interest .......................            --              --         2,313             --           2,313
Provision for income taxes ..............        18,432          13,724         1,541             --          33,697
Equity in net income of consolidated
 subsidiaries ...........................        27,980              --            --        (27,980)             --
                                             ----------      ----------      --------      ---------      ----------
Net income ..............................    $   61,760      $   25,155      $  2,825      $ (27,980)     $   61,760
                                             ==========      ==========      ========      =========      ==========

                     L-3 COMMUNICATIONS HOLDINGS, INC. AND
                        L-3 COMMUNICATIONS CORPORATION


        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
                                   CONTINUED
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   L-3                           NON-                       CONSOLIDATED
                                             COMMUNICATIONS     GUARANTOR      GUARANTOR                        L-3
                                                (PARENT)      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   COMMUNICATIONS
                                            ---------------- -------------- -------------- -------------- ---------------
FOR THE THREE MONTHS ENDED
--------------------------
 SEPTEMBER 30, 2001
 ------------------
Sales .....................................   $    341,317    $    230,994    $   46,655    $       (802)  $    618,164
                                              ------------    ------------    ----------    ------------   ------------
Operating income ..........................         56,201          12,062         6,945              --         75,208
Interest and other income (expense) .......            147            (333)          (13)             --           (199)
Interest expense ..........................         18,249              --           201              --         18,450
Minority interest .........................             --              --         2,370              --          2,370
Provision for income taxes ................         14,591           4,492         1,671              --         20,754
Equity in net income of consolidated
 subsidiaries .............................          9,927              --            --          (9,927)            --
                                              ------------    ------------    ----------    ------------   ------------
Net income ................................   $     33,435    $      7,237    $    2,690    $     (9,927)  $     33,435
                                              ============    ============    ==========    ============   ============
UNAUDITED CONDENSED COMBINING
-----------------------------
 STATEMENTS OF CASH FLOWS:
 ------------------------
FOR THE NINE MONTHS ENDED
-------------------------
 SEPTEMBER 30, 2002
 ------------------
Net cash from operating activities ........   $    133,938    $    120,696    $    9,746    $         --   $    264,380
                                              ------------    ------------    ----------    ------------   ------------
Net cash used in investing activities .....     (1,431,454)     (1,320,394)     (104,244)      1,400,424     (1,455,668)
                                              ------------    ------------    ----------    ------------   ------------
Net cash from financing activities ........      1,425,750       1,184,763        68,353      (1,400,424)     1,278,442
                                              ------------    ------------    ----------    ------------   ------------
Net increase (decrease) in cash ...........        128,234         (14,935)      (26,145)             --         87,154
Cash and cash equivalents, beginning
 of period ................................        320,210          (4,412)       45,224              --        361,022
                                              ------------    ------------    ----------    ------------   ------------
Cash and cash equivalents, end of
 period ...................................   $    448,444    $    (19,347)   $   19,079    $         --   $    448,176
                                              ============    ============    ==========    ============   ============
FOR THE NINE MONTHS ENDED
-------------------------
 SEPTEMBER 30, 2001
 ------------------
Net cash from operating activities ........   $     31,054    $     29,947    $   22,839    $         --   $     83,840
                                              ------------    ------------    ----------    ------------   ------------
Net cash used in investing activities .....       (165,613)       (217,206)      (17,621)        215,147       (185,293)
                                              ------------    ------------    ----------    ------------   ------------
Net cash from financing activities ........        184,697         192,657         5,037        (215,147)       167,244
                                              ------------    ------------    ----------    ------------   ------------
Net increase in cash ......................         50,138           5,398        10,255              --         65,791
Cash and cash equivalents, beginning
 of period ................................         18,708           4,911         9,061              --         32,680
                                              ------------    ------------    ----------    ------------   ------------
Cash and cash equivalents, end of
 period ...................................   $     68,846    $     10,309    $   19,316    $         --   $     98,471
                                              ============    ============    ==========    ============   ============

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

     We are a leading merchant supplier of secure communications and intelligence, surveillance and reconnaissance (ISR) systems, training, simulation and support services, aviation products and aircraft modernization, as well as specialized products. Our customers include the DoD, prime contractors to the DoD, certain U.S. Government intelligence agencies, major aerospace and defense contractors, foreign governments, commercial customers and certain other U.S. federal, state and local government agencies. As a result of our recently completed acquisitions, including our acquisitions of Aircraft Integration Systems, a division of Raytheon Company, on March 8, 2002, and Spar, Analytics, BT Fuze and SY Technologies in November and December of 2001 and their effect on our operations, effective January 1, 2002, we began to present our businesses in the following four reportable segments: (1) Secure Communications & ISR; (2) Training, Simulation & Support Services; (3) Aviation Products & Aircraft Modernization; and (4) Specialized Products. Prior to December 31, 2001, we had two reportable segments: Secure Communications Systems and Specialized Products.

     Our Secure Communications & ISR segment provides products and services for the global ISR market as well as secure, high data rate communications systems for military and other U.S. Government reconnaissance and surveillance applications. We believe our systems and products are critical elements of virtually all major communication, command and control, intelligence gathering and space systems. Our systems and products are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in transmission, processing, recording, monitoring and dissemination functions of these communication systems. Our Training, Simulation & Support Services segment produces training systems, programs and related support services, and provides a wide range of engineering development and integration support, a full range of teaching, training, logistic and communication software support services and custom ballistic targets. Our Aviation Products & Aircraft Modernization segment provides TCAS products, cockpit voice, flight data and cruise ship hardened voyage recorders, displays and specialized aircraft modernization, upgrade and maintenance services. Our Specialized Products segment provides ocean products, telemetry, instrumentation, space and guidance products, premium fuzing products, detection systems, training devices and microwave components.

     In recent years, domestic and worldwide political and economic developments have significantly affected the markets for defense systems, products and services. Two events in 2001 had a dramatic impact on the domestic and international political and economic landscape. They impacted L-3 and the defense industry generally. First, the events of September 11 created uncertainty and exposed vulnerabilities in security and the overall defense of our homeland. Second, in the conclusions of the U.S. Quadrennial Defense Review
(QDR) that was completed in 2001, there was a fundamental and philosophical shift in focus from a "threat-based" model to one that emphasizes the capabilities needed to defeat a full spectrum of adversaries. Transforming the nation's defense posture to a capabilities-based approach involves creating the ability for a more flexible response, with greater force mobility, stronger space capabilities, missile defense, improved and network-centric communications, intelligence and information systems security and an increased emphasis on homeland defense.

     The current U.S. defense budget and the proposed U.S. defense budgets for fiscal years 2003 through 2006 have each been increased by approximately 20% over their previous budgets for those same years with increased focus on command, control, communications, intelligence, surveillance and reconnaissance (C3ISR), precision-guided weapons, unmanned aerial vehicles (UAVs), communications networks and missile defense. We believe we are well positioned to benefit from increased spending in those areas. In addition, increased emphasis on homeland defense may increase demand for our capabilities in areas such as airport security systems, information security, crisis management, preparedness and prevention services, and civilian security operations. While there is no assurance that the proposed increased DoD budget levels will be approved by Congress, after over a decade of downward trends, the current outlook is one of increased spending, which we believe should positively affect our future sales and could potentially favorably affect our future operating profits because of increased sale volumes.

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


ACQUISITIONS

     The table below summarizes the significant acquisitions that we have completed during the year ended December 31, 2001 and the nine-month period ended September 30, 2002.

                                                                                    PURCHASE
ACQUIRED COMPANY                                        DATE ACQUIRED               PRICE(1)
-------------------------------------------------   --------------------   --------------------------
KDI Precision Products                                     May 4, 2001          $        78.9
EER Systems                                               May 31, 2001          $       119.4(2)
Spar Aerospace Limited                               November 23, 2001          $       146.8(3)
Emergent Government Services Group(4)                November 30, 2001          $        39.7
BT Fuze Products                                     December 19, 2001          $        51.1
SY Technology                                        December 31, 2001          $        58.5(5)
Aircraft Integration Systems(7)                          March 8, 2002          $     1,148.7(6)(7)
Detection Systems                                        June 14, 2002          $       110.0(6)(8)
Telos                                                    July 19, 2002          $        20.0(6)(9)
ComCept, Inc.                                            July 31, 2002          $        25.5(6)(10)
Technology, Management and Analysis Corporation     September 23, 2002          $        51.4(6)(11)

----------
(1) Purchase price represents the contractual consideration for the acquired business, excluding adjustments for net cash acquired and acquisition costs.

(2) Excludes additional purchase price, not to exceed $5.0 million, which is contingent upon the financial performance of EER for the year ending December 31, 2002.

(3) Includes $43.6 million for the remaining 29.7% of the outstanding common stock of Spar that we acquired and paid for in January 2002.

(4) Following the acquisition we changed Emergent Government Services Group's name to L-3 Communications Analytics.

(5) Includes an $8.7 million purchase price adjustment based on actual closing date net assets and $1.8 million of additional purchase price, which was based on the financial performance of SY for the year ended December 31, 2001. Excludes additional purchase price, not to exceed $3.0 million, which is contingent upon the financial performance of SY for the years ending December 31, 2002 and 2003.

(6) Purchase price is subject to adjustment based on actual closing date net assets or net working capital of the acquired business.

(7) Includes $18.7 million related to additional net assets received at closing. Following the acquisition, we changed AIS's name to L-3 Integrated Systems (IS).

(8)   Includes a $10.0 million preliminary purchase price adjustment.

(9) Telos was acquired by L-3's wholly-owned subsidiary, L-3 Communications ILEX Systems, Inc.

(10) Purchase price consists of $14.9 million of cash and 229,494 shares of L-3 Holdings common stock valued at $10.6 million. Excludes additional purchase price in the form of L-3 Holdings common stock, which is contingent upon the financial performance of ComCept for the fiscal years ending June 30, 2003 and 2004. The maximum additional L-3 Holdings common stock payable is 219,088 shares.

(11) Excludes additional purchase price, not to exceed $7.0 million, which is contingent upon the financial performance of TMA for the years ending December 31, 2002 and 2003.

----------
     All of our acquisitions have been accounted for as purchase business combinations and are included in our consolidated results of operations from their respective effective dates. Additionally, we purchased other businesses during the nine months ended September 30, 2002 and during the year ended

December 31, 2001, which individually and in the aggregate were not material to our consolidated results of operations, financial position or cash flows for the period acquired. On October 25, 2002, we acquired the assets of Northrop Grumman's Electron Devices and Displays -- Navigation Systems -- San Diego businesses for $135.0 million in cash plus acquisition costs. Following the acquisitions, we changed the names of these businesses to L-3 Electron Devices and L-3 Ruggedized Command and Control Solutions. The purchase price is subject to adjustment based on closing date net assets of the acquired businesses, as defined. We regularly evaluate potential acquisitions and joint venture transactions, but we have not entered into any agreements with respect to any material transactions at this time, other than our agreements to acquire Wescam Inc. and Westwood Corporation, which we expect to acquire by the end of November 2002.


RESULTS OF OPERATIONS

     The following information should be read in conjunction with our unaudited condensed consolidated financial statements as of September 30, 2002. Our results of operations for the periods presented are impacted significantly by our acquisitions. See Note 3 to the unaudited condensed consolidated financial statements for a discussion of our acquisitions, including pro forma sales, net income and diluted earnings per share data. The tables below provide our selected statement of operations data for the three-month and nine-month periods ended September 30, 2002, which we refer to as the 2002 Third Quarter and 2002 Nine Month Period, and for the three-month and nine-month periods ended September 30, 2001, which we refer to as the 2001 Third Quarter and 2001 Nine Month Period. Prior period reportable segment information has been restated to conform to the current year presentation of reportable segments. The comparability of operating income between the current and prior year periods is affected by SFAS No. 142, because beginning January 1, 2002, goodwill is no longer amortized (see Note 8 to the unaudited condensed consolidated financial statements). The impact of not amortizing goodwill is also discussed below.


     THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2001

                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                        ---------------------------------
                                                            2002             2001
                                                        ------------    -----------------
                                                                (in millions)
Sales(1):
 Secure Communications & ISR ........................    $   274.9        $  136.4
 Training, Simulation & Support Services ............        198.6           157.6
 Aviation Products & Aircraft Modernization .........        241.3            57.1
 Specialized Products ...............................        338.8           267.1
                                                         ---------        --------
   Total ............................................    $ 1,053.6        $  618.2
                                                         =========        ========
Operating income:
 Secure Communications & ISR ........................    $    30.3        $    8.2(2)
 Training, Simulation & Support Services ............         26.5            19.3(2)
 Aviation Products & Aircraft Modernization .........         34.0            21.2(2)
 Specialized Products ...............................         36.6            26.5(2)
                                                         ---------        -----------
   Total ............................................    $   127.4        $   75.2
                                                         =========        ===========

----------
(1) Sales are after intersegment eliminations. See Note 10 to the Unaudited Condensed Consolidated Financial Statements.

(2) Operating income for the three months ended September 30, 2001, includes goodwill amortization expense of $1.0 million for Secure Communications and ISR, $2.0 million for Training, Simulation & Support Services, $2.0 million for Aviation Products & Aircraft Modernization, and $6.1 million for Specialized Products, which aggregated $11.1 million for all of L-3. In accordance with SFAS No. 142, beginning January 1, 2002, goodwill is no longer amortized to expense.

----------
     Consolidated sales increased $435.4 million to $1,053.6 million in the 2002 Third Quarter from sales of $618.2 million for the 2001 Third Quarter. Sales grew $41.0 million or 6.6%, excluding the increase in sales from acquired businesses of $394.4 million discussed below. Had these acquisitions occurred on January 1, 2001, pro forma sales for the 2002 Third Quarter would have been $1,062.3 million, an increase of 11.8% over pro forma sales of $950.2 million for the 2001 Third Quarter (see Note 3 to the unaudited condensed consolidated financial statements). The pro forma sales growth of 11.8% exceeded the actual sales growth excluding acquisitions of 6.6%, because the IS and Detection Systems acquired businesses had growth higher than our other businesses. Additionally, the pro forma sales for the 2002 Third Quarter includes $12.1 million from the IS acquired business, which are not expected to recur, relating to (i) the procurement of commercial aircraft for a certain customer, whereas historically customers have provided IS with the aircraft to be modified as customer-furnished equipment and (ii) a subcontract for Raytheon's Boeing Business Jet (BBJ) program. The IS acquired business pro forma sales for the 2001 Third Quarter did not include the BBJ program.

     Sales to the U.S. Government, foreign governments and other customers that are made pursuant to written contractual arrangements or "contracts" for products and/or services according to the specifications of the customer are within the scope of SOP 81-1, Accounting for Performance of Construction--type and certain Production-type contracts, and are presented on the statement of operations under the caption "Contracts, primarily long-term U.S. Government". These sales increased $425.9 million to $936.9 million in the 2002 Third Quarter from $511.0 million in the 2001 Third Quarter. The Spar, Analytics, SY, BT Fuze, IS, Telos, ComCept and TMA acquired businesses contributed $357.2 million of the increase in sales. The remaining increase was primarily attributable to volume increases of $28.8 million for secure communication systems including secure telephone equipment (STE) and secure data links, $55.9 million for explosive detection systems and $10.1 million for guidance products and displays. These increases were partially offset by declines of $26.1 million on naval power equipment, static transfer switches used for commercial applications, ballistic missile targets and services, acoustic undersea warfare products and telemetry and space products.

     Sales arrangements that are not within the scope of SOP 81-1 are recognized in accordance with the SEC's SAB No. 101, Revenue Recognition in Financial Statements, and are presented on the statement of operations under the caption "Commercial, primarily products". These sales increased $9.5 million to $116.7 million in the 2002 Third Quarter from $107.2 million in the 2001 Third Quarter. The Detection Systems acquired business contributed $37.2 million in sales. Lower volumes on commercial aviation products, microwave components and communications products, including PrimeWave, caused a decline in sales of $27.7 million.

     Consolidated costs and expenses increased $383.2 million to $926.2 million in the 2002 Third Quarter from $543.0 million in the 2001 Third Quarter primarily as a result of the increase in sales. The impact of not amortizing goodwill decreased consolidated costs and expenses by $11.1 million.

     Costs and expenses for "Contracts, primarily long-term U.S. Government" increased $372.4 million to $815.9 million in the 2002 Third Quarter from $443.5 million in the 2001 Third Quarter primarily as a result of the increase in sales. The impact of not amortizing goodwill decreased costs and expenses by $8.4 million.

     Costs and expenses for "Commercial, primarily products" increased $10.8 million to $110.3 million in the 2002 Third Quarter from $99.5 million in the 2001 Third Quarter. The increase is primarily due to increased sales as a result of the acquisition of Detection Systems partially offset by lower expenses for microwave components and other communications products due to lower sales volume. The impact of not amortizing goodwill decreased costs and expenses by $2.7 million.

     Consolidated operating income increased by $52.2 million to $127.4 million for the 2002 Third Quarter from $75.2 million for the 2001 Third Quarter. The impact of not amortizing goodwill increased consolidated operating income by $11.1 million. The remaining increase was primarily due to higher sales, which were partially offset by lower operating margins. Consolidated operating income as a percentage of sales ("operating margin") declined 0.1 percentage points to 12.1% in the 2002 Third Quarter from 12.2% in the 2001 Third Quarter. The impact of not amortizing goodwill increased consolidated operating margin by
1.1 percentage points. This increase was offset by lower margins from the Aviation Products & Aircraft Modernization, Training, Simulation & Support Services and Specialized Products segments, which were partially offset by higher margins from the Secure Communications & ISR segment. The changes in the operating margins of the segments are discussed below. Additionally, a foreign currency exchange loss of $3.7 million was recorded in the 2002 Third Quarter.

     Operating income for "Contracts, primarily long-term U.S. Government" increased $53.5 million to $121.0 million in the 2002 Third Quarter from $67.5 million in the 2001 Third Quarter. Operating margin for "Contracts, primarily long-term U.S. Government" decreased 0.3 percentage points to 12.9% in the 2002 Third Quarter from 13.2% in the 2001 Third Quarter. The impact of not amortizing goodwill increased operating margin by 0.9 percentage points. The increase in operating margin was offset by lower margins from the acquired businesses.

     Operating income for "Commercial, primarily products" declined $1.3 million to $6.4 million in the 2002 Third Quarter from operating income of $7.7 million in the 2001 Third Quarter. Operating margin for "Commercial, primarily products" declined 1.7 percentage points to 5.5% in the 2002 Third Quarter from 7.2% in the 2001 Third Quarter. The decline was principally attributable to lower margins on commercial aviation products, microwave, and other communication products because of volume declines in sales, as well as continued marketing, selling and development expenses for the Prime Wave business. These declines were partially offset by not amortizing goodwill in the current period.

     Interest expense increased $12.8 million to $31.3 million for the 2002 Third Quarter from $18.5 million for the 2001 Third Quarter, because of the higher outstanding debt principally related to the borrowings incurred to finance the IS acquisition, which was partially offset by savings of $2.5 million from fixed-to-variable interest rate swap agreements. For the period beginning September 15, 2002 to March 14, 2003, we will accrue contingent interest at a rate of 0.40% per annum, or $0.8 million, in addition to the 4% annual rate of interest that the CODES are currently accruing. (See Note 5 to the unaudited condensed consolidated financial statements).

     Interest and other income (expense) increased $1.8 million to $1.6 million in the 2002 Third Quarter from a $0.2 million expense in the 2001 Third Quarter primarily from income earned on our cash and cash equivalents.

     The income tax provision for the 2002 Third Quarter is based on the estimated effective income tax rate for 2002 of 35.3%, compared with the effective tax rate of 38.3% for the 2001 Third Quarter. The decrease in the effective income tax rate is primarily attributable to the adoption of SFAS No.
142. Amortization expense for goodwill that is not deductible for income tax purposes caused an increase in the effective income tax rate prior to the adoption of SFAS No. 142.

     Basic earnings per share (EPS) increased $0.23 to $0.66 for the 2002 Third Quarter from $0.43 for the 2001 Third Quarter, and diluted EPS increased $0.21 to $0.62 from $0.41 for the 2001 Third Quarter. The impact of not amortizing goodwill increased basic EPS by $0.12 and diluted EPS by $0.10. Excluding the impact of not amortizing goodwill, basic EPS grew 20.0% and diluted EPS grew 21.6%. Diluted weighted-average common shares outstanding increased 18.1% principally reflecting L-3 Holdings' public offering of 14.0 million shares of common stock, effective June 28, 2002.

     The 2002 Third Quarter diluted EPS computation did not include the effect of the 7.8 million shares of L-3 Holdings common stock that are issuable upon conversion of the CODES (See Notes 5 and 7 to the unaudited condensed consolidated financial statements) because the conditions for their conversion were not satisfied. However, if the CODES had been convertible, reported diluted EPS would have decreased by approximately $0.02 for the 2002 Third Quarter.


SECURE COMMUNICATIONS & ISR

     Sales for the Secure Communications & ISR segment increased $138.5 million or 101.5% to $274.9 million in the 2002 Third Quarter from $136.4 million for the 2001 Third Quarter. The increase was principally attributed to $118.7 million from the IS-Tactical Reconnaissance Systems (TRS), including ComCept and IS-Airborne Surveillance & Control (ASC) acquired businesses and $28.8 million of increased volume on secure communications systems, including STE and secure data links caused by greater demand for secure communications from the DoD and U.S. Government intelligence agencies. These increases were partially offset by a decline in sales of $9.0 million, which was principally attributable to lower volume on PrimeWave communications systems. We expect segment sales to increase during the fourth quarter of 2002.

     Operating income increased by $22.1 million to $30.3 million in the 2002 Third Quarter because of higher sales and operating margin. Operating margin improved by 5.0 percentage points to 11.0% from

6.0%. The impact of not amortizing goodwill increased operating margin by 0.4 percentage points. Volume growth and cost improvements on secure communications systems increased operating margin by 2.2 percentage points. The remaining increase in operating margin was principally attributable to margins from the acquired businesses which were higher than the segment operating margin for the 2001 Third Quarter. Additionally, the Prime Wave business continued to generate losses in the 2002 Third Quarter because of lower sales volume as well as continued marketing, selling and development expenses. We expect margins for the segment to improve slightly in the fourth quarter of 2002 because of expected volume increases and additional cost improvements on DoD business, as well as lower losses for the Prime Wave business arising from anticipated increases in sales.


TRAINING, SIMULATION & SUPPORT SERVICES

     Sales for the Training, Simulation & Support Services segment increased $41.0 million or 26.0% to $198.6 million for the 2002 Third Quarter from $157.6 million for the 2001 Third Quarter. The SY, Analytics, Telos and TMA acquired businesses contributed $43.9 million to sales. This increase was partially offset by a net decline in sales of $2.9 million, which was primarily attributable to lower sales on a ballistic missile target and services contract, which is approaching its scheduled completion, and to the delay in the award of the follow-on contract to the first quarter of 2003, which is related to a DoD policy decision to combine all national missile defense (NMD) target requirements into a single contract for fiscal year 2003. The decline was partially offset by a $13.5 million volume increase in training services and software and systems engineering services for the DoD because of new contracts and task orders. We expect sales for the segment to increase slightly in the fourth quarter of 2002 primarily because the quarter will include the TMA acquired business for three months.

     Operating income increased by $7.2 million to $26.5 million in the 2002 Third Quarter because of higher sales and operating margins. Operating margin improved by 1.1 percentage points to 13.3% for the 2002 Third Quarter from 12.2% for the 2001 Third Quarter. The impact of not amortizing goodwill increased operating margin by 1.0 percentage points. We expect margins for the segment to decline during the fourth quarter of 2002 primarily because of contract mix.


AVIATION PRODUCTS & AIRCRAFT MODERNIZATION

     Sales for the Aviation Products & Aircraft Modernization segment increased $184.2 million or 322.6% to $241.3 million for the 2002 Third Quarter from $57.1 million for the 2001 Third Quarter. The IS-Aircraft Modification & Maintenance (AMM) and Spar acquired businesses contributed $184.8 million to sales. This increase was offset by a net decline in sales of $0.6 million, which was principally attributable to lower volume of $10.6 million on traffic collision and avoidance systems (TCAS) and aviation recorders used primarily for commercial applications, and an increase in volume for displays used in military applications and commercial maritime hardened voyage recorders, a new product that was introduced in 2001. The decline in sales of commercial aviation products was caused by a decline in orders and customer-directed deferrals of deliveries stemming from the downturn in the commercial aircraft industry that began in 2001. We expect the sales volume for commercial aviation products to continue to be weak in the fourth quarter of 2002.

     Operating income increased by $12.8 million to $34.0 million for the 2002 Third Quarter from $21.2 million for the 2001 Third Quarter because of higher sales, which were partially offset by lower operating margins. Operating margin declined by 23.0 percentage points to 14.1% for the 2002 Third Quarter from 37.1% for the 2001 Third Quarter. The impact of not amortizing goodwill increased operating margin by 0.8 percentage points. Lower volumes on TCAS and aviation recorders which generated lower gross margin contributions, as well as increased development expenses for a terrain awareness warning system and a commercial displays product-line which are planned to be introduced later this year and in 2003 reduced operating margin by 3.5 percentage points. The remaining decrease in operating margin of 20.3 percentage points was principally attributable to margins from the IS-AMM and Spar acquired businesses, which were lower than the segment operating margins for the 2001 Third Quarter and a foreign currency exchange loss of $3.7 million incurred in connection with the Spar acquired business.

SPECIALIZED PRODUCTS

     Sales for the Specialized Products segment increased $71.7 million or 26.8% to $338.8 million in the 2002 Third Quarter from $267.1 million for the 2001 Third Quarter. The increase was principally related to the BT Fuze and Detection Systems acquired businesses which contributed $47.0 million in sales, and higher volume of $55.9 million for explosive detection systems. The increase in volume for explosive detection systems was substantially all from a contract with the Transportation Security Administration (TSA) of the U.S. Department of Transportation valued at approximately $355 million for 425 units of examiner 3DX(TM) 6000 explosive detection systems. Guidance products sales also increased $3.6 million. Sales declined by $8.6 million on naval power equipment because of lower shipments caused by production capacity diverted to fixing quality control problems and the related rework activities. Sales of acoustic undersea warfare products declined $9.6 million because of the completion of a contract with Japan and the timing of production and shipments on other contracts. Sales of static transfer switches to financial institutions and internet service providers declined $2.3 million. The remaining decline in sales of $14.3 million was caused by lower volume on microwave components and other communications products arising from continued softness and declining demand in the space, broadband and wireless commercial communications markets. We expect sales of explosive detection systems to increase substantially in the fourth quarter of 2002 as production for the TSA contract is increased. Additionally, we expect to return to normal production levels for naval power equipment by the end of 2002, and anticipate an increase in volume for space, broadband and wireless commercial communications products.

     Operating income increased by $10.1 million to $36.6 million for the 2002 Third Quarter from $26.5 million for the 2001 Third Quarter because of higher sales and operating margin. Operating margin increased by 0.9 percentage points to 10.8% for the 2002 Third Quarter from 9.9% for the 2001 Third Quarter. The impact of not amortizing goodwill increased operating margin by 1.8 percentage points. Higher volumes and operating margin for explosive detection systems increased operating margin by 1.9 percentage points. Lower shipments and rework efforts for naval power equipment and lower volume on microwave components and acoustic undersea warfare products decreased operating margins. We expect the operating margin for the Specialized Products segment to improve in the fourth quarter of 2002 as a result of expected volume increases for explosive detection systems, telemetry and space products and microwave components.

     NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                        --------------------------------
                                                            2002              2001
                                                        ------------   -----------------
                                                                 (in millions)
Sales(1):
 Secure Communications & ISR ........................    $   710.5        $    308.0
 Training, Simulation & Support Services ............        590.6             426.3
 Aviation Products & Aircraft Modernization .........        552.1             188.5
 Specialized Products ...............................        852.4             718.8
                                                         ---------        ----------
   Total ............................................    $ 2,705.6        $  1,641.6
                                                         =========        ==========
Operating income:
 Secure Communications & ISR ........................    $    76.4        $     19.3(2)
 Training, Simulation & Support Services ............         70.3              47.9(2)
 Aviation Products & Aircraft Modernization .........         83.7              68.7(2)
 Specialized Products ...............................         66.0              46.6(2)
                                                         ---------        -------------
   Total ............................................    $   296.4        $    182.5
                                                         =========        =============

----------
(1) Sales are after intersegment eliminations. See Note 10 to the Unaudited Condensed Consolidated Financial Statements.

(2) Operating income for the nine months ended September 30, 2001, includes goodwill amortization expense of $2.9 million for Secure Communications and ISR, $5.0 million for Training, Simulation & Support Services, $5.9 million for Aviation Products & Aircraft Modernization, and $17.8 million for Specialized Products, which aggregated $31.6 million for all of L-3. In accordance with SFAS No. 142, after December 31, 2001, goodwill is not amortized to expense.
----------

     Consolidated sales increased $1,064.0 million to $2,705.6 million for the 2002 Nine Month Period from $1,641.6 million for the 2001 Nine Month Period. Sales grew $114.6 million or 7.0%, excluding the increase in sales from acquired businesses of $949.4 million discussed below. Had these acquisitions occurred on January 1, 2001, pro forma sales for the 2002 Nine Month Period would have been $3,043.1 million, an increase of 13.1% over pro forma sales of $2,690.4 million for the 2001 Nine Month Period (see Note 3 to the unaudited condensed consolidated financial statements). The pro forma sales growth of 13.1% exceeded the actual sales growth excluding acquisitions of 7.0%, because the IS and Detection Systems acquired businesses had growth higher than our other businesses. Additionally, the pro forma sales for the 2002 Nine Month Period includes $82.2 million from the IS acquired business, which are not expected to recur, relating to (i) the procurement of commercial aircraft for a certain customer, whereas historically customers have provided IS with the aircraft to be modified as customer-furnished equipment and (ii) a subcontract for Raytheon's BBJ program. The IS acquired business pro forma sales for the 2001 Nine Month Period did not include the BBJ program.

     Sales from "Contracts, primarily long-term U.S. Government" increased $1,077.4 million to $2,419.3 million for the 2002 Nine Month Period from $1,341.9 million for the 2001 Nine Month Period. The KDI, EER, Spar, Analytics, SY, BT Fuze, IS, Telos, ComCept and TMA acquired businesses contributed $904.3 million of the increase in sales. The remaining increase was primarily attributable to volume increases of $126.6 million on secure communication systems, including STE and secure data links, $71.4 million for explosive detection systems, $18.3 million on guidance products, and $11.7 million for displays. These sales increases were partially offset by declines of $29.3 million on naval power equipment and static transfer switches used for commercial applications and $25.6 million principally for ballistic missile targets and services and acoustic undersea warfare products.

     Sales from "Commercial, primarily products" decreased $13.4 million to $286.3 million in the 2002 Nine Month Period from $299.7 million in the 2001 Nine Month Period. The decline was principally caused by lower volume of $41.0 million on commercial aviation products and lower volume of $17.5 million primarily on microwave components. These decreases were partially offset by sales from the Detection Systems acquired business of $45.1 million.

     Consolidated costs and expenses increased $950.1 million to $2,409.2 million in the 2002 Nine Month Period from $1,459.1 million in the 2001 Nine Month Period, primarily as a result of the increase in sales. The impact of not amoritizing goodwill decreased consolidated costs and expenses by $31.6 million.

     Costs and expenses for "Contracts, primarily long-term U.S. Government" increased $928.9 million to $2,123.3 million in the 2002 Nine Month Period from $1,194.4 million in the 2001 Nine Month Period primarily as a result of the increase in sales. The impact of not amortizing goodwill decreased costs and expenses by $23.3 million.

     Costs and expenses for "Commercial, primarily products" increased $21.2 million to $285.9 million in the 2002 Nine Month Period from $264.7 million in the 2001 Nine Month Period primarily due to increased sales as a result of the Detection Systems acquired businesses, which was partially offset by lower expenses for microwave components and telemetry and space products due to lower sales volume. The impact of not amortizing goodwill decreased costs and expenses by $8.3 million.

     Consolidated operating income increased by $113.9 million to $296.4 million in the 2002 Nine Month Period from $182.5 for the 2001 Nine Month Period. The impact of not amortizing goodwill increased consolidated operating income by $31.6 million. The remaining increase was primarily due to higher sales, which was partially offset by lower operating margins. Consolidated operating margin declined by 0.1 percentage points to 11.0% in the 2002 Nine Month Period from 11.1% in the 2001 Nine Month Period. The impact of not amortizing goodwill increased consolidated operating margin by 1.2 percentage points. This increase was offset by lower margins from the Training, Simulation & Support Services, Aviation Products & Aircraft Modernization and the Specialized Products segments, which were partially offset by higher margins from the Secure Communications & ISR segment. The changes in the operating margins of the segments are discussed below. Additionally, during the 2002 Nine Month Period, a loss of $3.0 million was recorded for the settlement of certain litigations assumed as part of a prior acquisition, as well as a foreign currency related net loss of $1.8 million.

     Operating income for "Contracts, primarily long-term U.S Government" increased $148.5 million to $296.0 million in the 2002 Nine Month Period from $147.5 million in the 2001 Nine Month Period. Operating margin for "Contracts, primarily long-term U.S. Government" increased 1.2 percentage points to 12.2% in the 2002 Nine Month Period from 11.0% in the 2001 Nine Month Period, and the increase was principally due to the impact of not amortizing goodwill.

     Operating income for "Commercial, primarily products" declined $34.6 million to $0.4 million in the 2002 Nine Month Period from operating income of $35.0 million in the 2001 Nine Month Period. Operating margin for "Commercial, primarily products" declined 11.6 percentage points to 0.1% in the 2002 Nine Month Period from 11.7% in the 2001 Nine Month Period. The decline was principally attributable to lower margins on commercial aviation products, microwave, space and broadband communication products because of volume declines in sales, as well as continued marketing, selling and development expenses for the Prime Wave business. These decreases were partially offset by the impact of not amortizing goodwill.

     Interest expense increased $24.0 million to $88.9 million in the 2002 Nine Month Period from $64.9 for the 2001 Nine Month Period, because of the higher outstanding debt, partially offset by savings of $9.1 million from the interest rate swap agreements we entered into in 2001 and 2002 and lower interest rates on our variable rate borrowings.

     Interest and other income increased $1.2 million to $2.5 million for the 2002 Nine Month Period from $1.3 million for the 2001 Nine Month Period, principally due to interest income earned on our cash and cash equivalents. Additionally, the 2001 Nine Month Period included a net gain of $0.6 million. The net gain relates to a gain on the sale of a 30% interest in the ACSS business offset by the write-down of the carrying value of an investment in the common stock of a telecommunications company because the decline in value was determined to be other than temporary.

     The income tax provision for the 2002 Nine Month Period is based on our estimated effective income tax rate for 2002 of 35.3%, compared with the effective tax rate of 38.3% for the 2001 Nine Month Period, as discussed above in the 2002 Third Quarter discussion.

     Basic EPS before extraordinary items increased $0.61 to $1.57 in the 2002 Nine Month Period from $0.96 in the 2001 Nine Month Period, and diluted EPS before extraordinary items increased $0.56 to $1.48 in the 2002 Nine Month Period from $0.92 in the 2001 Nine Month Period. The impact of not amortizing goodwill increased basic EPS before extraordinary items by $0.34 and diluted EPS before extraordinary items by $0.33. Excluding the impact of not amortizing goodwill, basic EPS before extraordinary items grew 20.8% and diluted EPS before extraordinary items grew 18.4%. For the 2002 Nine Month Period, basic EPS was $1.45 and diluted EPS was $1.37 after an extraordinary loss of $9.9 million, net of income taxes, on the early extinquishment of debt arising from the retirement of our $225.0 million of 103/8% senior subordinated notes. Diluted weighted-average common shares outstanding increased 23.4% principally reflecting the dilutive effect of the convertible notes, the sale of 9.2 million shares of our common stock in May 2001 and the sale of 14.0 million shares of our common stock in June 2002.

     The 2002 Nine Month Period diluted EPS computation did not include the effect of the 7.8 million shares of L-3 Holdings common stock that are issuable upon conversion of the CODES (See Notes 5 and 7 to the unaudited condensed consolidated financial statements) because the conditions for their conversion were not satisfied. However, if the CODES had been convertible, reported diluted EPS would have decreased by approximately $0.02 for the 2002 Nine Month Period.

SECURE COMMUNICATIONS & ISR

     Sales for the Secure Communications & ISR segment increased $402.5 million or 130.7% to $710.5 million for the 2002 Nine Month Period from $308.0 million for the 2001 Nine Month Period. The increase was principally attributed to $283.8 million from the IS-TRS, including ComCept and IS-ASC acquired businesses and $126.6 million of increased volume principally on secure communication systems, including STE, secure data links and military communications products, which was attributable to greater demand for secure communications from the DoD and U.S. Government intelligence agencies. These increases were partially offset by a decline in sales of $7.9 million primarily due to lower volumes of PrimeWave communications systems.

     Operating income increased by $57.1 million to $76.4 million in the 2002 Nine Month Period from $19.3 million for the 2001 Nine Month Period, because of higher sales and operating margin. Operating margin improved by 4.5 percentage points to 10.8% in the 2002 Nine Month Period compared to 6.3% in the 2001 Nine Month Period. The impact of not amortizing goodwill increased operating margin by 0.4 percentage points. Increased volume and cost improvements on secure communication systems increased margins by 1.7 percentage points. A provision to increase the allowance for doubtful accounts by $3.0 million for certain commercial customers decreased operating margin by 0.4 percentage points. The remaining change in operating margins was principally attributable to margins from the IS-TRS and IS-ASC acquired businesses, which were higher than the segment operating margins for the 2001 Nine Month Period. Additionally, the Prime Wave business continued to generate losses in the 2002 Nine Month Period because of lower sales volume as well as higher marketing, selling and development expenses.


TRAINING, SIMULATION & SUPPORT SERVICES

     Sales for the Training, Simulation & Support Services segment increased $164.3 million or 38.5% to $590.6 million for the 2002 Nine Month Period from $426.3 million for the 2001 Nine Month Period. The EER, SY, Analytics, Telos and TMA acquired businesses contributed $162.4 million of the increase in sales. The remaining net increase of $1.9 million was principally attributable to volume increases at our training and simulation business attributable to new contracts competitively awarded during 2001, that were partially offset by lower sales on a ballistic missiles target and services contract discussed above, which is approaching its scheduled completion, and the delay in the award of the follow-on contract.

     Operating income increased by $22.4 million to $70.3 million in the 2002 Nine Month Period from $47.9 million for the 2001 Nine Month Period, principally because of higher sales and operating margin. Operating margin increased by 0.7 percentage points to 11.9% in the 2002 Nine Month Period compared to 11.2% in the 2001 Nine Month Period. The impact of not amortizing goodwill increased operating margin by 0.9 percentage points. This increase was partially offset by a decrease in operating margin of 0.2 percentage points, which was principally attributable to slightly lower margins from the acquired businesses, as well as lower margins on training services in the current period compared to the prior period as a result of profit improvements on certain contracts during 2001.


AVIATION PRODUCTS & AIRCRAFT MODERNIZATION

     Sales for the Aviation Products & Aircraft Modernization segment increased $363.6 million or 192.9% to $552.1 million for the 2002 Nine Month Period from $188.5 million for the 2001 Nine Month Period. The IS-AMM and Spar acquired businesses contributed $386.5 million to sales. This increase was offset by a net decline in sales of $22.9 million, which was principally attributable to lower volume of $41.0 million on TCAS and aviation recorders used primarily for commercial applications, and an increase in volume for displays used in military applications and maritime hardened voyage recorders. The decline in sales of commercial aviation products was caused by a decline in orders and customer-directed deferrals of deliveries stemming from the continued downturn in the commercial aircraft industry that began in 2001.

     Operating income increased by $15.0 million to $83.7 million for the 2002 Nine Month Period from $68.7 million for the 2001 Nine Month Period, because of higher sales, which were partially offset by lower operating margins. Operating margin declined by 21.2 percentage points to 15.2% for the 2002 Nine Month Period from 36.4% for the 2001 Nine Month Period. The impact of not amortizing goodwill increased operating margin by 1.1 percentage points. Lower volumes on TCAS and aviation recorders which generated lower gross margin contributions, as well as increased development expenses for a terrain awareness warning system and a commercial displays product-line which are planned to be introduced later this year and in 2003 reduced operating margin by 5.9 percentage points. The remaining decrease in operating margin of 16.4 percentage points was principally attributable to margins from the IS-AMM and Spar acquired businesses, which were lower than the Aviation Products & Aircraft Modernization segment operating margins for the 2001 Nine Month Period.

SPECIALIZED PRODUCTS

     Sales for the Specialized Products segment increased $133.6 million or 18.6% to $852.4 million for the 2002 Nine Month Period from $718.8 million for the 2001 Nine Month Period. The increase was principally related to the KDI, BT Fuze and Detection Systems acquired businesses, which contributed $116.7 million in sales, higher volume of $18.3 million for guidance products and $71.4 million for explosive detection systems. These increases were partially offset by a decrease in sales that was principally attributable to lower volume of $16.0 million on naval power equipment arising from lower shipments caused by production capacity diverted to fixing quality control problems, $14.0 million for acoustic undersea warfare products arising from volume declines, completion of a contract with Japan and the timing of production and of shipments on other contracts, $13.2 million for commercial static transfer switches because of the deterioration of the internet service provider market and $29.6 million on microwave components and telemetry and space products arising from continued softness and declining demand in the space, broadband and wireless commercial communications markets.

     Operating income increased by $19.4 million to $66.0 million in the 2002 Nine Month Period from $46.6 million for the 2001 Nine Month Period, because of higher sales and operating margin. Operating margin improved by 1.2 percentage points to 7.7% in the 2002 Nine Month Period compared to 6.5% in the 2001 Nine Month Period. The impact of not amortizing goodwill increased operating margin by 2.1 percentage points. Higher margins from the KDI and BT Fuze acquired businesses related to new contracts entering production caused an increase in operating margin of 0.8 percentage points. Higher volumes and operating margin for explosive detection systems caused an increase in operating margin of 0.8 percentage points. These increases in operating margin were partially offset by lower margins on naval power equipment, microwave components and telemetry and space products, primarily as a result of lower volumes.


PENSION PLANS

     We maintain a number of pension plans covering employees at certain locations. At December 31, 2001, our balance sheet included $62.0 million in pension benefits liabilities.

     In connection with the IS acquisition, (see Note 3 to the unaudited condensed consolidated financial statements), we agreed to provide future pension benefits to IS employees based upon their service with IS. The pension benefits liability for this obligation has not been finalized, however, preliminary estimates indicate that it will be between $60.0 million and $80.0 million.

     We have estimated that for 2002, pension expense will be approximately $45.0 million. Additionally, primarily due to current financial market conditions and our pension plan asset performance to date, we expect pension expense for 2003 to increase by a non-cash amount of between $15.0 million and $20.0 million over our 2002 estimated pension expense. Our actual pension expense will be based upon the actual return on our pension plan assets and a number of factors, including the aforementioned IS acquired pension benefit liability, the effect of any additional acquisitions, actual pension plan contributions and changes (if any) to our pension assumptions for 2003, including the discount rate, asset return rate and salary increases.

     We expect to make pension plan contributions for the full year 2002 of approximately $42.0 million, which exceeds our original planned 2002 contributions by approximately $20.0 million. We expect to make pension plan contributions in 2003 similar to those for 2002. A substantial portion of our pension plan contributions are recoverable as allowable costs on our contracts with the U.S. Government.

     In addition, at December 31, 2002, we expect to record a non-cash charge to shareholders' equity to increase our additional minimum pension liability in accordance with SFAS No. 87. The exact amount of such charge cannot be determined at this time because it will be based upon the factors, discussed above, which have not been finalized. However, based upon our current estimate of those factors we expect that such charge would be approximately $34.0 million, net of income taxes. The expected increase in the additional minimum pension liability will have no effect on our compliance with the financial covenants of our debt agreements and will not impact our reported earnings.

LIQUIDITY AND CAPITAL RESOURCES


BALANCE SHEET


     Contracts in process increased $516.2 million from December 31, 2001 to September 30, 2002. The increase included $400.0 million related to acquired businesses and $116.2 million principally from:

    o increases of $96.7 million in billed receivables due to higher sales from aircraft modifications, secure data links, displays, training devices and motion simulators and ISR systems;

    o increases of $22.1 million in inventoried contract costs, primarily for secure data links, ocean products, aircraft modifications and telemetry products;

    o increases of $0.3 million in inventories at lower of cost or market due to increases for aviation products partially offset by declines of PrimeWave inventory; and

    o decreases of $2.9 million in unbilled contract receivables, net of unliquidated progress payments, due to higher billings for ISR systems, aircraft modifications and display systems and lower volumes for naval power equipment partially offset by increases on training and support services, training devices and motion simulators, fuzing products and secure communications products.

     Included in contracts in process at September 30, 2002, are net billed receivables of $17.0 million and net inventories of $22.2 million related to our Prime Wave business. At December 31, 2001, we had $15.8 million of net billed receivables and $30.2 million of net inventories related to our Prime Wave business.

     The increase in property, plant and equipment (PP&E) during the 2002 Nine Month Period was principally related to the acquisition of IS. The percentage of depreciation expense to average gross PP&E declined to 9.7% for the 2002 Nine Month Period from 11.3% for the 2001 Nine Month Period. The decline was attributable to (1) the impact from current acquisitions, for which the balance sheet reflects all of the PP&E of the acquired businesses, but the statement of operations only includes depreciation expense from the date of acquisition rather than for the entire period, and (2) fully depreciated PP&E in certain of our operations which are still being used despite having carrying values of zero (after accumulated depreciation) and which are not derecognized from the balance sheet until they are retired or otherwise disposed.

     Goodwill increased $872.2 million to $2,579.9 million at September 30, 2002 from $1,707.7 million at December 31, 2001. The increase was principally due to the IS, Detection Systems, Telos, ComCept and TMA acquisitions as well as net purchase price increases based on the closing date balance sheets for acquisitions completed prior to January 1, 2002.

     The increases in accrued employment costs, accrued expenses, accrued interest and pension and postretirement liabilities were primarily due to the timing of payments as well as our acquisitions completed in 2002. The increase in customer advances is attributable to the TSA contract. The decrease in other current liabilities is primarily attributable to the payment in January 2002 of $43.6 million for the remaining outstanding common stock of Spar that was not tendered to L-3 as of December 31, 2001. The decrease in accounts payable was due to the timing of payments and was partially offset by our acquisitions completed in 2002.


STATEMENT OF CASH FLOWS

     NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001

     Cash increased to $448.2 million at September 30, 2002 from $361.0 million at December 31, 2001. The table below provides a summary of our cash flows.

                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                  --------------------------------
                                                       2002               2001
                                                  --------------      ------------
                                                            (in millions)
Net cash from operating activities. ...........   $  264.4            $  83.8
Net cash used in investing activities .........   (1,455.7)            (185.3)
Net cash from financial activities ............    1,278.5              167.3
                                                  ---------           -------
Met increase in cash ..........................   $   87.2            $  65.8
                                                  =========           =======

OPERATING ACTIVITIES

     During the 2002 Nine Month Period, we generated $264.4 million of cash from our operating activities, an increase of $180.6 million over the $83.8 million generated during the 2001 Nine Month Period. Earnings adjusted for non-cash items and deferred income taxes increased $82.7 million to $273.7 million in the 2002 Nine Month Period from $191.0 million in the 2001 Nine Month Period. Deferred income taxes for the 2002 Nine Month Period compared with the 2001 Nine Month Period increased primarily because of larger estimated tax deductions arising from our recently completed acquisitions, including our acquisition of IS. We expect our deferred income taxes to be higher in 2002 than they were in 2001. Other non-cash items consist primarily of contributions of common stock to savings plans. During the 2002 Nine Month Period, our working capital and operating assets and liabilities increased $9.3 million compared with an increase of $107.2 million in the 2001 Nine Month Period. Our cash flows from operating activities during the 2002 Nine Month Period reflect increases in billed receivables and inventories. The use of cash related to other current liabilities was due to the funding of certain contracts in process, for which estimated costs exceed the estimated billings. The timing of payments to employees for salaries and wages, as well as the timing of interest payments, was a source of cash reflected in the change in accrued liabilities. The source of cash arising from the increase in customer advances primarily relates to receipts of $77.1 million for the TSA contract partially offset by liquidations of $17.4 primarily on certain foreign contracts. We expect to fully liquidate the TSA customer advances during the fourth quarter of 2002. The source of cash from the change in pension and postretirement benefits was due to pension and postretirement expenses for the 2002 Nine Month Period exceeding related cash contributions. Pension plan contributions for the 2002 Nine Month Period amounted to $22.0 million, and we expect to make additional contributions of approximately $20.0 million in the fourth quarter of 2002.


INVESTING ACTIVITIES

     During the 2002 Nine Month Period, we invested $1,414.3 million to acquire businesses, including IS, Detection Systems, Telos, ComCept and TMA, $43.6 million for the remaining outstanding common stock of Spar which was not tendered to L-3 at December 31, 2001, and acquisition costs and purchase price adjustments based on the closing date balance sheets for certain acquisitions completed prior to January 1, 2002. During the 2001 Nine Month Period, we invested $222.5 million to acquire businesses. The IS acquisition was financed using approximately $229.0 million of cash on hand, borrowings under our senior credit facilities of $420.0 million and a $500.0 million senior subordinated bridge loan. We used a portion of the proceeds from the sale in June 2002 of $750.0 million of senior subordinated notes and 14.0 million shares of common stock to repay borrowings under the senior credit facilities and the senior subordinated bridge loan as discussed below in Financing Activities. All of the other acquisitions were financed using cash on hand.

     On October 26, 2002, we completed the acquisition of Northrop Grumman's Electron Devices and Displays-Navigation Systems businesses, and we expect to complete the acquisitions of Wescam Inc. and Westwood Corporation in November 2002. The aggregate purchase price of approximately $275.0 million for these three acquisitions will be financed using cash on hand.

     We make capital expenditures for the improvement of manufacturing facilities and equipment. We expect that capital expenditures, net of dispositions of property, plant and equipment, for the full year of 2002, will be about $60.0 million.

FINANCING ACTIVITIES

     In June 2002, L-3 Communications sold $750.0 million of 7 5/8% Senior Subordinated Notes due June 15, 2012 (the "June 2002 Notes") with interest payable semi-annually on June 15 and December 15 of each year commencing December 15, 2002. The net proceeds from that offering amounted to $731.8 million.

     On June 28, 2002, L-3 Holdings sold 14.0 million shares of its common stock in a public offering for $56.60 per share. Upon closing, L-3 Holdings received net proceeds of $766.7 million after deducting discounts, commissions and estimated expenses.

     The net proceeds from both of these offerings were used to (1) repay $500.0 million borrowed on March 8, 2002, under our senior subordinated bridge loan facility, (2) repay the $359.0 million of indebtedness outstanding under our senior credit facilities, (3) repurchase and redeem the 10 3/8% Senior Subordinated Notes due 2007 and (4) increase cash and cash equivalents.

     On June 6, 2002 we commenced a tender offer to purchase any and all of our $225.0 million aggregate principal amount of 10 3/8% Senior Subordinated Notes due 2007. The tender offer expired on July 3, 2002. On June 25, 2002 we sent a notice of redemption for all of our $225.0 million aggregate principal amount of 10 3/8% Senior Subordinated Notes due 2007 that remained outstanding after the expiration of the tender offer. Upon sending the notice, the remaining notes became due and payable at the redemption price as of July 25, 2002. At September 30, 2002, we had purchased and paid cash for all of these notes plus accrued interest, and premiums, fees and other transaction costs of $12.3 million. During the 2002 Nine Month Period, we recorded a pre-tax extraordinary loss of $16.2 million ($9.9 million after-tax), comprising premiums, fees and other transaction costs of $12.5 million and $3.7 million to write-off the remaining balance of debt issue costs relating to these notes.

     In June and August of 2002, we terminated the interest rate swap agreements on $380.0 million of our Senior Subordinated Notes due 2008 and received cash of $9.3 million. We recorded a reduction in interest expense for the 2002 Nine Month Period of $4.6 million, which represented the interest reductions related to the period prior to the termination of these swap agreements. The remaining $4.7 million was recorded as a deferred gain and will be amortized as a reduction of interest expense over the remaining terms of the $380.0 million of Senior Subordinated Notes due 2008 at an amount of $0.2 million per quarter, or $0.8 million annually. Additionally, we recorded a reduction of interest expense for the 2002 Nine Month Period of $2.5 million relating to interest savings for interest periods which ended prior to the termination of these interest rate swap agreements.

     In June 2002, we entered into interest rate swap agreements on $200.0 million of our 7 5/8% Senior Subordinated Notes due 2012. These swap agreements exchanged the fixed interest rate for a variable interest rate on $200.0 million of the $750.0 million principal amount outstanding. On September 30, 2002, we terminated these interest rate swap agreements and received cash of $13.9 million in October 2002. We recorded a reduction of interest expense for the 2002 Nine Month Period of $1.8 million, which represented interest reductions related to the period prior to the termination of these swap agreements. The remaining $12.2 million was recorded as a deferred gain and will be amortized as a reduction of interest expense over the remaining term of the 7 5/8% Senior Subordinated Notes due 2012 at an amount of $0.3 million per quarter, or $1.3 million annually.

     On April 23, 2002, we announced that our Board of Directors had authorized a two-for-one stock split on all shares of our common stock. The stock split entitled all shareholders of record at the close of business on May 6, 2002 to receive one additional share of our common stock for every share held on that date. The additional shares were distributed to shareholders in the form of a stock dividend on May 20, 2002. Upon completion of the stock split, we had approximately 80 million shares of common stock outstanding. Additionally, all of our historical as reported EPS data has been restated to give effect to the stock split.

     On February 26, 2002, our lenders approved a $150.0 million increase in the amount of our senior credit facilities. The five-year revolving credit facility increased by $100.0 million to $500.0 million and the 364-day revolving credit facility increased by $50.0 million to $250.0 million. Additionally, the maturity date of the $250.0 million 364-day revolving credit facility was extended to February 25, 2003.

     At September 30, 2002, available borrowings under our senior credit facilities were $603.3 million after reductions for outstanding letters of credit of $146.7 million.

     The senior credit facilities, senior subordinated notes, Convertible Notes and CODES agreements contain financial covenants and other restrictive covenants which remain in effect so long as we owe any amount or any commitment to lend exists thereunder. We are in compliance with those covenants in all material respects. The borrowings under the senior credit facilities are guaranteed by L-3 Holdings and by substantially all of the material domestic subsidiaries of L-3 Communications on a senior basis. The payments of principal and premium, if any, and interest on the senior subordinated notes are unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by all of L-3 Communications' restricted subsidiaries other than its foreign subsidiaries. The guarantees of the senior subordinated notes are junior to the guarantees of the senior credit facilities and rank pari passu with each other and the guarantees of the Convertible Notes and the CODES. The Convertible Notes and CODES are unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by L-3 Communications and substantially all of its direct and indirect material domestic subsidiaries. These guarantees rank junior to the guarantees of the senior credit facilities and rank pari passu with each other and the guarantees of the senior subordinated notes. See Note 7 to our consolidated financial statements for fiscal year ended December 31, 2001, included in our Current Report on Form 8-K dated June 19, 2002, for a description of our debt and related financial covenants at December 31, 2001.

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


     EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA)

     Our EBITDA was $147.2 million for the 2002 Third Quarter compared with $97.6 million for the 2001 Third Quarter. Our EBITDA was $350.6 million for the 2002 Nine Month Period compared with $247.5 million for the 2001 Nine Month Period. We define EBITDA as operating income plus depreciation expense and amortization expense. Other than our amount of debt and interest expense, EBITDA is the major component in the calculation of the debt ratio and interest coverage ratio which are part of the financial covenants for our debt. The debt ratio is defined as the ratio of consolidated total debt to consolidated EBITDA. The interest coverage ratio is equal to the ratio of consolidated EBITDA to consolidated cash interest expense. Higher EBITDA on a relative basis to outstanding debt, results in a lower debt ratio which indicates a higher borrowing capacity. Similarly, an increase in our EBITDA on a relative basis to consolidated cash interest expense, results in a higher interest coverage ratio, which indicates a greater capacity to service debt.

     EBITDA is presented as additional information because we believe it to be a useful indicator of an entity's debt capacity and its ability to service its debt. EBITDA is not a substitute for operating income, net income or cash flows from operating activities as determined in accordance with generally accepted accounting principles in the United States of America. EBITDA is not a complete net cash flow measure because EBITDA is a financial performance measurement that does not include reductions for cash payments for an entity's obligation to service its debt, fund its working capital and capital expenditures and pay its income taxes. Rather, EBITDA is one potential indicator of an entity's ability to fund these cash requirements. EBITDA as we define it may differ from similarly named measures used by other entities and, consequently could be misleading unless all entities calculate and define EBITDA in the same manner. EBITDA is also not a complete measure of an entity's profitability because it does not include costs and expenses for depreciation and amortization, interest and income taxes.


CONTINGENCIES

     See Note 9 to the Unaudited Condensed Consolidated Financial Statements.


RECENTLY ISSUED AND PROPOSED ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which supersedes Accounting Principles Board (APB) Opinion No. 17, Intangible Assets. SFAS No. 142 revised the standards for accounting for goodwill and other intangible assets. SFAS No. 142 requires that goodwill and indefinite lived identifiable intangible assets no longer be amortized, but be tested for impairment at least annually based on their estimated fair values. The provisions of SFAS No. 142 became effective on January 1, 2002, and full implementation of the impairment measurement provisions is required by December 31, 2002. Effective January 1, 2002, we ceased recording goodwill amortization expense. Based on the estimated fair values of our reporting units using a discounted cash flows valuation, the goodwill for certain space and broadband commercial communications businesses included in the Specialized Products segment may be impaired. The aggregate amount of goodwill recorded for these businesses is approximately $21.0 million, net of related income taxes. We expect to complete the valuation of the assets and liabilities for these businesses and to determine the goodwill impairment in the fourth quarter of 2002. Any resulting impairment would be a non-cash charge, recorded effective January 1, 2002, as a cumulative effect of a change in accounting principle in connection with the adoption provisions of SFAS No. 142.

     In August of 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 applies to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset, except for certain obligations of lessees. This statement does not apply to obligations that arise solely from a plan to dispose of a long-lived asset. SFAS No. 143 requires that estimated asset retirement costs be measured at their fair values and recognized as assets and depreciated over the useful life of the related asset. Similarly, liabilities for the present value of asset retirement obligations are to be recognized and accreted as interest expense each year to their estimated future value until the asset is retired. These provisions will be applied to existing asset retirement obligations as of the adoption date as a cumulative effect of a change in accounting principle. SFAS No. 143 is effective for our fiscal years beginning January 1, 2003. SFAS No. 143 is not expected to have a material effect on our consolidated results of operations and financial position.

     In October of 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB No. 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 expands the scope of accounting for disposals to include all components of an entity, including reportable segments and operating segments, reporting units, subsidiaries and certain asset groups. It requires the gain or loss on disposal to be measured as the difference between (1) the fair value less the costs to sell and (2) the carrying value of the component, and such gain or loss cannot include the estimated future operating losses of the component, which were included in the gain or loss determination under APB No. 30. SFAS No. 144 also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidate for a subsidiary for which control is likely to be temporary. The provisions of SFAS No. 144 became effective on January 1, 2002, SFAS No. 144 did not have a material effect on our consolidated results of operations and financial position.

     In May 2002, the FASB issued SFAS No. 145, Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2002. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Under the provisions of SFAS No. 145, gains and losses from extinguishment of debt can only be classified as extraordinary items if they meet the criteria in APB Opinion No. 30. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Earlier application is permitted. This statement also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar and is effective for transactions occurring after May 15, 2002. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions and are effective for financial statements issued on or after May 15, 2002. SFAS No. 145 is not expected to have a material effect on our consolidated results of operations, financial position or cash flows. However, in accordance with the provisions of SFAS No. 145, beginning on January 1, 2003, the loss on the extinguishment of debt of $16.2 million ($9.9 million after-tax) that we recorded in June 2002 (see Note 5) will be included in income from continuing operations and not be reported as an extraordinary item.

     In July of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 replaces EITF No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan as was required by EITF No. 94-3. Examples of costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied to exit or disposal activities initiated after December 31, 2002. SFAS No. 146 is not expected to have a material effect on our consolidated results of operations and financial position.


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

     Statements that are predictive in nature, that depend upon or refer to events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions are forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flows, research and development costs, working capital, capital expenditures and other projections, they are subject to several risks and uncertainties, and therefore, we can give no assurance that these statements will be achieved.

     Our forward-looking statements will also be influenced by factors such as:

    o international, political and economic conditions and U.S. Government policies;

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

ITEM 3.


           QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Part II, Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition--Liquidity and Capital Resources--Market Risks", of the Company's Current Report on Form 8-K dated June 19, 2002 for a discussion of the Company's exposure to market risks. The only substantial change in those risks during the nine months ended September 30, 2002 is discussed below.


Derivative Financial Instruments

     INTEREST RATE RISK. Our financial instruments that are sensitive to changes in interest rates include borrowings under the senior credit facilities, all of which are denominated in U.S. dollars. The interest rates on the senior subordinated notes, Convertible Notes and CODES are fixed-rate and are not affected by changes in interest rates.

     In 2001, we entered into interest rate swap agreements on $380.0 million of our senior subordinated notes to convert their fixed interest rates to variable interest rates and to take advantage of the current low interest rate environment. These swap agreements are described in Part II, Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition--Liquidity and Capital Resources--Market Risks", of the Company's Current Report on Form 8-K dated June 19, 2002. During the nine month period ended September 30, 2002, we terminated these and other interest rate swap agreements. These transactions are described in "Management's Discussion and Analysis of Results of Operation and Financial condition--Statement of Cash Flows--Financing Activities" section of this report.

ITEM 4.


                            CONTROLS AND PROCEDURES

     Within 90 days prior to the filing date of this report, the Company's Chairman and Chief Executive Officer and the Company's President and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c)). Based on that evaluation, the Company's Chairman and Chief Executive Officer and the Company's President and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and are effective to ensure that such information is accumulated and communicated to the Company's management, including its Chairman and Chief Executive Officer and its President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II -- OTHER INFORMATION


ITEM 1.


                               LEGAL PROCEEDINGS

     From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe that we are adequately reserved for these liabilities and that there is no litigation that could have a material adverse effect on our consolidated results of operations, financial condition or cash flows.

     On August 6, 2002, Aviation Communication & Surveillance Systems, LLC
(ACSS), a subsidiary of L-3 Communications Corporation, was sued by Honeywell International, Inc. and Honeywell Intellectual Properties, Inc. for alleged infringement of patents that relate to terrain awareness avionics. The lawsuit was filed in the United States District Court for the District of Delaware. We had previously investigated the Honeywell patents and believe that we have valid defenses to Honeywell's claim. In addition, ACSS has been indemnified to a certain extent by Thales Avionics, which has provided to ACSS the alleged infringing technology. In the opinion of management, the ultimate disposition of Honeywell's pending claim will not result in a material liability to us.

ITEM 6.


                       EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      3.1         Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 of L-3 Communications Holdings, Inc.'s Quarterly Report on Form
                  10-Q for the period ended June 30, 2002)

      3.2         Bylaws of L-3 Communications Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 of L-3 Communications Holdings, Inc.'s Registration Statement on Form S-1 (File No.
                  333-46975))

      3.3         Certificate of Incorporation of L-3 Communications Corporation (incorporated herein by reference to Exhibit 3.1 to L-3 Communications Corporation's Registration Statement on
                  Form S-4 (File No. 333-31649))

      3.4         Bylaws of L-3 Communications Corporation (incorporated herein by reference to Exhibit 3.2 to L-3 Communications Corporation's Registration Statement on Form S-4 (File No. 333-
                  31649))

    *11           L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted
                  Earnings Per Share

   **12.1         Ratio of Earnings to Fixed Charges

   **99.1         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

   **99.2         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.


 * The information required on this exhibit is presented in Note 7 to the Unaudited Condensed Consolidated Financial Statements as of September 30, 2002 in accordance with the provisions of SFAS No. 128, Earnings Per Share.


**  Filed herewith


(b) Reports on Form 8-K


     Report filed on August 5, 2002 stating that each of the principal executive officer, Frank C. Lanza, and principal financial officer, Robert V. Lapenta, of L-3 Communications Holdings, Inc. submitted to the SEC sworn statements pursuant to Securities and Exchange Commission Order No. 4-460.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.



                                L-3 Communications Holdings, Inc. and
                                L-3 Communications Corporation
                                -------------------------------
                                Registrants


Date: November 14, 2002
                                /s/ Robert V. LaPenta
                                ---------------------

                                 Name: Robert V. LaPenta
                                 Title: President and Chief Financial Officer
                                       (Principal Financial Officer)

                                CERTIFICATIONS

     I, Frank C. Lanza, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of L-3
Communications Holdings, Inc. and L-3 Communications Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;

     4. The registrants' other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrants, including their consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrants' other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of registrants' board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants' ability to record, process, summarize and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants' internal controls; and

     6. The registrants' other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002



/s/ Frank C. Lanza
------------------------------
Frank C. Lanza
Chairman and Chief Executive Officer

                                CERTIFICATIONS

I, Robert V. Lapenta, certify that:

1. I have reviewed this quarterly report on Form 10-Q of L-3 Communications Holdings, Inc. and L-3 Communications Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;

4. The registrants' other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrants, including their consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrants' other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of registrants' board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants' ability to record, process, summarize and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants' internal controls; and

     6. The registrants' other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002




/s/ Robert V. LaPenta
------------------------------
Robert V. LaPenta
President and Chief Financial Officer

                                 EXHIBIT INDEX



 EXHIBIT NUMBER                                    DESCRIPTION OF EXHIBIT
----------------   -------------------------------------------------------------------------------------
  3.1              Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 of L-3 Communications Holdings, Inc.'s Quarterly
                   Report on Form 10-Q for the period ended June 30, 2002)

  3.2              Bylaws of L-3 Communications Holdings, Inc. (incorporated herein by reference to
                   Exhibit 3.2 of L-3 Communications Holdings, Inc.'s Registration Statement on Form
                   S-1 (File No. 333-46975))

  3.3              Certificate of Incorporation of L-3 Communications Corporation (incorporated herein by reference to Exhibit 3.1 to L-3 Communications Corporation's Registration
                   Statement on Form S-4 (File No. 333-31649))

  3.4              Bylaws of L-3 Communications Corporation (incorporated herein by reference to
                   Exhibit 3.2 to L-3 Communications Corporation's Registration Statement on Form S-4
                   (File No. 333-31649))

   *11             L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and
                   Diluted Earnings Per Share

  **12.1           Ratio of Earnings to Fixed Charges

  **99.1           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
                   of the Sarbanes-Oxley Act of 2002.

  **99.2           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
                   of the Sarbanes-Oxley Act of 2002.

----------
* The information required on this exhibit is presented in Note 7 to the Unaudited Condensed Consolidated Financial Statements as of September 30, 2002 in accordance with the provisions of FASB SFAS No. 128, Earnings Per Share.


**    Filed herewith.