Form 10-K
period 2002-12-31
L 3 COMMUNICATIONS HOLDINGS INC; L 3 COMMUNICATIONS CORP
filed 2003-03-11
CIK 1056239, 1039101

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 2002


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

          600 THIRD AVENUE, NEW YORK NY                           10016
     (Address of principal executive offices)                  (Zip Code)

                                (212) 697-1111
                              (Telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


TITLE OF EACH CLASS                        NAME OF EACH EXCHANGE ON WHICH
                                           REGISTERED:
L-3 Communications Holdings, Inc.          New York Stock Exchange
common stock, par value $0.01 per share


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Rule 12 b-2 of the Act) [X] Yes [ ] No

The aggregate market value of the L-3 Communications Holdings, Inc. voting stock held by non-affiliates of the registrant as of June 28, 2002 was approximately $4,706 million. For purposes of this calculation, the Registrants have assumed that their directors and executive officers are affiliates.

There were 95,343,171 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on February 28, 2003.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement to be filed with Securities and Exchange Commission ("SEC") pursuant to Regulation 14A relating to the Registrant's Annual Meeting of Shareholders, to be held on April 22, 2003, will be incorporated by reference in Part III of this Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the registrant's fiscal year ended December 31, 2002.


================================================================================

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                        L-3 COMMUNICATIONS CORPORATION


                      INDEX TO ANNUAL REPORT ON FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 2002


                                                                                          PAGE
                                                                                         -----
PART I

 Item 1:    Business .................................................................    1

 Item 2:    Properties ...............................................................   27

 Item 3:    Legal Proceedings ........................................................   28

 Item 4:    Submission of Matters to a Vote of Security Holders ......................   28

PART II

 Item 5:    Market for Registrant's Common Equity and Related Stockholder Matters ....   29

 Item 6:    Selected Financial Data ..................................................   30

 Item 7:    Management's Discussion and Analysis of Results of Operations and
             Financial Condition .....................................................   31

 Item 7A:   Quantitative and Qualitative Disclosures about Market Risk ...............   58

 Item 8:    Financial Statements and Supplementary Data ..............................   59

 Item 9:    Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure ....................................................   59

PART III

 Item 10:   Directors and Executive Officers of the Registrant .......................   60

 Item 11:   Executive Compensation ...................................................   60

 Item 12:   Security Ownership of Certain Beneficial Owners and Management and
             Related Stockholder Matters .............................................   60

 Item 13:   Certain Relationships and Related Transactions ...........................   60

 Item 14:   Controls and Procedures ..................................................   60

PART IV:

 Item 15:   Exhibits, Financial Statement Schedules and Reports on Form 8-K ..........   61

 Signatures ........................................................................     65

 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ..........     66

                                    PART I

     For convenience purposes in this filing on Form 10-K, "L-3 Holdings" refers to L-3 Communications Holdings, Inc., and "L-3 Communications" refers to L-3 Communications Corporation, a wholly-owned operating subsidiary of L-3 Holdings. "L-3", "we", "us" and "our" refer to L-3 Holdings and its subsidiaries, including L-3 Communications.


ITEM 1. BUSINESS

     L-3 Holdings, a Delaware corporation organized in 1997, derives all of its operating income and cash flow from its wholly-owned subsidiary, L-3 Communications. L-3 Communications, a Delaware corporation, was organized in April 1997. The only obligations of L-3 Holdings are its 5 1/4% Convertible Senior Subordinated Notes due 2009 and its 4% Senior Subordinated Convertible Contingent Debt Securities due 2011 (CODES), both of which are jointly and severally guaranteed by substantially all of its direct and indirect domestic subsidiaries, including L-3 Communications. L-3 Holdings also has guaranteed the indebtedness under the bank credit facilities of L-3 Communications. In order to generate the funds necessary to pay principal and interest on its indebtedness, L-3 Holdings relies on dividends and other payments from its subsidiaries or it must raise funds in public or private equity or debt offerings.


OVERVIEW

     We are a leading merchant supplier of secure communications and intelligence, surveillance and reconnaissance (ISR) systems, training, simulation and support services, aviation products and aircraft modernization, as well as specialized products. Our businesses employ proprietary technologies and capabilities, and we believe our businesses have leading positions in their respective primary markets. Our customers include the U.S. Department of Defense (DoD) and prime contractors thereof, certain U.S. Government intelligence agencies, major aerospace and defense contractors, foreign governments, commercial customers and certain other U.S. federal, state and local government agencies. For the year ended December 31, 2002, direct and indirect sales to the DoD provided approximately 65.5% of our sales, while sales to commercial customers, foreign governments and U.S. federal, state and local government agencies other than the DoD provided the remaining 34.5% of our sales. For the year ended December 31, 2002, we had sales of $4,011.2 million, of which U.S. customers accounted for approximately 85.7% and foreign customers accounted for approximately 14.3%, and operating income of $454.0 million. We have the following four reportable segments: (1) Secure Communications & ISR; (2) Training, Simulation & Support Services; (3) Aviation Products & Aircraft Modernization; and (4) Specialized Products. Financial information for our reportable segments is included in Management's Discussion and Analysis of Results of Operations and Financial Condition and in Note 18 of our consolidated financial statements, each included elsewhere herein.

     The discussion below presents summary data on the businesses of each of our four reportable segments. Detailed data on the products and services for each of our reportable segments is presented below on pages 8 to 19.


 Secure Communications & ISR

     Our businesses in this segment provide products and services for the global ISR market, specializing in signals intelligence and communications intelligence systems. These products and services provide the warfighter in real-time with the unique ability to collect and analyze unknown electronic signals from command centers, communication nodes and air defense systems for real-time situation awareness and response. These businesses also provide secure, high data rate communications systems for military and other U.S. Government and foreign government reconnaissance and surveillance applications. We believe our systems and products are critical elements of virtually all major communication, command and control, intelligence gathering and space systems. Our systems and products are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring and dissemination functions of these communication systems. Our major secure communication programs and systems include:

    o secure data links for airborne, satellite, ground and sea-based remote platforms for real-time information collection and dissemination to users;

    o highly specialized fleet management and support, including procurement, systems integration, sensor development, modification and maintenance for signals intelligence and ISR special mission aircraft and airborne surveillance systems;

    o strategic and tactical signals intelligence systems that detect, collect, identify, analyze and disseminate information;

    o secure telephone and network equipment and encryption management; and

    o communication systems for surface and undersea vessels and manned space flights.


 Training, Simulation & Support Services.

    Our businesses in this segment provide a full range of training, simulation and support services, including:

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

    o high-end engineering and information support services used for command, control, communications and ISR architectures, as well as for air warfare modeling and simulation tools for applications used by the DoD, Department of Homeland Security and U.S. Government intelligence agencies, including missile and space systems, Unmanned Aerial Vehicles
      (UAVs) and military aircraft;

    o developing and managing extensive programs in the United States and internationally that focus on teaching, training and education, logistics, strategic planning, organizational design, democracy transition and leadership development;

    o producing crisis management software and providing command and control for homeland security applications; and

    o design, prototype development and production of ballistic missile targets for missile defense applications, including present and future threat scenarios.


 Aviation Products & Aircraft Modernization.

    Our businesses in this segment provide aviation products and aircraft modernization services, including:

    o airborne traffic and collision avoidance systems (TCAS) for commercial and military applications;

    o commercial, solid-state, crash-protected cockpit voice recorders, flight data recorders and maritime hardened voyage recorders;

    o ruggedized custom displays for military and high-end commercial applications;

    o turnkey aviation life cycle management services that integrate custom developed and commercial off-the-shelf products for various military and commercial wide-body and rotary wing aircraft, including heavy maintenance and structural modifications and Head-of-State and commercial interior completions; and

    o engineering, modification, maintenance, logistics and upgrade services for U.S. Special Operations Command aircraft, vehicles and personnel equipment.

 Specialized Products.

    Our businesses in this segment supply products, including components, subsystems and systems, to military and commercial customers in several niche markets. These products include:

    o ocean products, including acoustic undersea warfare products for mine hunting, dipping and anti-submarine sonars and naval power distribution, conditioning, switching and protection equipment for surface and undersea platforms;

    o ruggedization and integration of commercial-off-the-shelf technology for displays, computers and electronic systems for military and commercial applications;

    o integrated video security and surveillance systems that provide perimeter security used by the U.S. Immigration and Naturalization Service and U.S. Border Patrol to monitor and protect U.S. borders;

    o security systems for aviation, port and border applications to detect explosives, concealed weapons, contraband and illegal narcotics, to inspect agricultural products and to examine cargo;

    o telemetry, instrumentation, space and navigation products, including tracking and flight termination;

    o premium fuzing products;

    o microwave components used in radar communication satellites, wireless communication equipment, electronic surveillance, communication and electronic warfare applications and countermeasure systems;

    o high performance antennas and ground based radomes;

    o training devices and motion simulators which produce advanced virtual reality simulation and high-fidelity representations of cockpits and mission stations for fixed and rotary wing aircraft and land vehicles; and

    o precision stabilized electro-optic surveillance systems, including high magnification lowlight, daylight and forward looking infrared sensors, laser range finders, illuminators and designators, and digital and wireless communication systems.


 DEVELOPING COMMERCIAL AND CIVIL OPPORTUNITIES

    Part of our growth strategy is to identify commercial and non-DoD applications from select products and technologies that we currently sell to our defense customers. We have currently identified two vertical markets where we believe there are significant opportunities to grow our sales:
transportation and broadband wireless communications products.

    Within the transportation market, we are offering (1) an explosive detection system for screening checked baggage at airports, X-ray screening products for cargo, air freight, port and border security applications, display and power propulsion systems for rail transportation and power switches for internet service providers, and (2) maritime voyage recorders and an enhanced aviation collision avoidance product that incorporates ground proximity warning. Within the communications product market, we are offering local fixed wireless access equipment for voice, DSL and internet access, and a broad range of commercial components and digital test equipment for broadband communications providers.

    We have developed the majority of our commercial and civil products employing technology used in our defense businesses. Except for our explosive detection systems, sales generated from our developing commercial and civil opportunities have not been material to us.


INDUSTRY OVERVIEW

    The U.S. defense industry has undergone significant changes precipitated by ongoing U.S. federal budget pressures and adjustments in political roles and missions to reflect changing strategic and tactical threats. From fiscal year 1986 to fiscal year 1999, the U.S. DoD budget experienced a decline in nominal dollars. This trend was reversed with the fiscal 2000 DoD budget, followed by increases in fiscal 2001, 2002 and 2003 with an anticipated increase in fiscal 2004 to $380.0 billion. In addition, the DoD philosophy has focused on its transformation strategy that balances modernization and recapitalization (or upgrading existing platforms) while enhancing readiness and joint operations. As a result, defense budget program allocations continue to favor advanced information technologies related to command, control and communications (C3) and ISR. Furthermore, the DoD's emphasis on system interoperability, force multipliers and providing battlefield commanders with real-time data is increasing the electronic content of nearly all major military procurement and research programs. As a result, it is expected that the DoD's budget for communications and defense electronics will continue to grow.

     The U.S. defense industry has also undergone dramatic consolidation resulting in the emergence of five dominant prime system contractors: The Boeing Company, Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Company and General Dynamics Corporation. We believe that one outcome of this consolidation is that the DoD must ensure that continued vertical integration does not further diminish the fragmented, yet critical DoD vendor base. Additionally, we believe it has become uneconomical for the prime contractors to design, develop and manufacture numerous essential products, components and subsystems for their own use. We believe this situation has and will continue to create opportunities for merchant suppliers such as L-3. As the prime contractors continue to evaluate their core competencies and competitive positions, focusing their resources on larger programs and platforms, we expect the prime contractors to continue to exit non-strategic business areas and procure these needed elements on more favorable terms from independent, commercially oriented merchant suppliers. Examples of this trend include recent divestitures of certain non-core defense-related businesses by several of the prime contractors.

     The focus on cost reduction by the prime contractors and the DoD is also driving increased use of commercial off-the-shelf products for upgrades of existing systems and in new systems. We believe the prime contractors will continue to be under pressure to reduce their costs and will increasingly seek to focus their resources and capabilities on major platforms and systems, turning to commercially oriented "best of breed" merchant suppliers to produce subsystems, components and products. We believe successful merchant suppliers will continue to use their resources to complement and support, rather than compete with, the prime contractors. We anticipate that the relationships between the major prime contractors and their primary suppliers will continue to evolve in a fashion similar to those employed in the automotive and commercial aircraft industries. We expect that these relationships will be defined by critical partnerships encompassing increasingly greater outsourcing of non-core products and systems by the prime contractors to their key merchant suppliers and increasing supplier participation in the development of future programs. We believe that early involvement in the upgrading of existing systems and the design and engineering of new systems incorporating the prime contractor outsourced products will provide merchant suppliers, including us, with a competitive advantage in securing new business and provide the prime contractors with significant cost reduction opportunities through the coordination of the design, development and manufacturing processes.

BUSINESS STRATEGY

     We intend to grow our sales, improve our profitability and build on our position as a leading merchant supplier of systems, products and services to the major contractors in the aerospace and defense industry as well as the U.S. Government. We also intend to continue to leverage our expertise and products into selected new commercial and civil business areas where we can adapt our existing products and technologies. Our strategy to achieve these objectives includes:

     EXPAND MERCHANT SUPPLIER RELATIONSHIPS. We have developed strong relationships with the DoD, several other U.S. Government agencies and all of the major U.S. defense prime contractors, enabling us to identify new business opportunities and anticipate customer needs. As an independent merchant supplier, we anticipate that our growth will be driven by expanding our share of existing programs and by participating in new programs. We identify opportunities where we are able to use our strong relationships to increase our business presence and allow customers to reduce their costs. We also expect to benefit from continued outsourcing of subsystems, components and products by prime contractors, which positions us to be a merchant supplier to multiple bidders on prime contract bids.

    SUPPORT CUSTOMER REQUIREMENTS. A significant portion of our sales is derived from strategic, long-term programs and from programs for which we have been the incumbent supplier, and in many cases acted as the sole provider over many years. Our customer satisfaction and excellent performance record are evidenced by our receipt of performance-based award fees exceeding 90% of the available award fees on average during the year ended December 31, 2002. We believe that prime contractors will increasingly award long-term, outsourcing contracts to the best-of-breed merchant suppliers they believe to be most capable on the basis of quality, responsiveness, design, engineering and program management support as well as cost. We intend to continue to align our research and development, manufacturing and new business efforts to complement our customers' requirements and provide state-of-the-art products.

    IMPROVE OPERATING MARGINS. We have a history of improving the operating performance of the businesses we acquire by reducing their overhead, administrative expenses and facilities costs, increasing sales, improving contract bidding and proposals controls and practices and increasing competitive contract award win rates. We intend to continue to improve our operating performance by continuing to reduce overhead expenses, consolidating certain of our business and business processes and increasing the productivity of our businesses.

    LEVERAGE TECHNICAL AND MARKET LEADERSHIP POSITIONS. We have developed strong, proprietary technical capabilities that have enabled us to capture the number one or number two market position in most of our key business areas, including secure, high data rate communications systems, solid state aviation recorders, security systems, telemetry, instrumentation and space products, advanced antenna products and high performance microwave components. We continue to invest in company-sponsored independent research and development, including bid and proposal costs, in addition to making substantial investments in our technical and manufacturing resources. Further, we have a highly skilled workforce, including approximately 9,200 engineers. We are applying our technical expertise and capabilities to several closely aligned commercial business markets and applications such as transportation and broadband wireless communications and we expect to continue to explore other similar commercial opportunities.

    MAINTAIN DIVERSIFIED BUSINESS MIX. We have a diverse and broad business mix with limited reliance on any single program, a favorable balance of cost-reimbursable and fixed-price contracts, a significant follow-on business and an attractive customer profile. Our largest program represented 8.2% of our sales for the year ended December 31, 2002 and is a firm fixed-price contract with the U.S. Transportation Security Administration (TSA) for explosive detection systems (EDS) used at airports. No other program represented more than 3.7% of sales for the year ended December 31, 2002. We expect our total sales for EDS in 2003 to decline to about $175 million, including those for the TSA, primarily because the initial build-out of EDS by TSA for major U.S. airports was completed in 2002. Furthermore, 34.2% of our sales for 2002 were from cost reimbursable contracts, and 65.8% were from fixed-price contracts, providing us with a mix of predictable profitability (cost-reimbursable) and higher margin (fixed-price) business. We also enjoy a favorable mix of defense and non-defense business, with direct and indirect sales to the DoD accounting for 65.5%, and sales to commercial customers, foreign governments and U.S. federal, state and local government agencies other than the DoD accounting for the remaining 34.5% of our sales for the year ended December 31, 2002. We intend to leverage this business profile to expand our merchant supplier business base.

    CAPITALIZE ON STRATEGIC ACQUISITION OPPORTUNITIES. Recent U.S. defense industry consolidation has dramatically reduced the number of traditional middle-tier aerospace and defense companies, which are smaller than the five dominant prime system contractors and larger than the many smaller publicly and privately owned companies, as well as the non-core aerospace and defense businesses of the prime contractors. We intend to enhance our existing product base through internal research and development efforts and selective acquisitions that will add new products in areas that complement our present technologies. We intend to continue acquiring select smaller publicly and privately owned companies, as well as non-core aerospace and defense businesses of larger companies, that exhibit the following criteria:

    o significant market position(s) in their business area(s);

    o product offerings which complement and/or extend our product offerings;
      and

    o positive future sales growth and earnings and cash flow prospects.

                         SELECTED RECENT ACQUISITIONS


     During the year ended December 31, 2002, we acquired businesses for an aggregate purchase price of $1,703.2 million. The purchase price represents the contractual consideration for the acquired business excluding adjustments for net cash acquired and acquisition costs. For certain of these acquisitions, the purchase price may be subject to adjustment based on actual closing date net assets or net working capital of the acquired business and/or the post-acquisition financial performance of the acquired business. The table below summarizes the primary acquisitions.

                                                                    PURCHASE
                                                                      PRICE
        BUSINESS            DATE ACQUIRED       ACQUIRED FROM     ($ MILLIONS)         BUSINESS DESCRIPTION
----------------------- -------------------- ------------------- -------------- ----------------------------------
 Aircraft Integration   March 8, 2002        Raytheon Company        $1,148.7   Provides products and services
 Systems                                                                        for the global ISR market,
                                                                                specializing in signals
                                                                                intelligence (SIGINT) and
                                                                                communications intelligence
                                                                                (COMINT) systems, which
                                                                                provide the unique ability to
                                                                                collect, decode and analyze
                                                                                electronic signals from command
                                                                                centers, communications nodes
                                                                                and air defense systems for
                                                                                real-time communication and
                                                                                response to the warfighter. Also
                                                                                provides complete aircraft and
                                                                                mission system engineering
                                                                                integration, test and support
                                                                                capability.

 Detection Systems      June 14, 2002        PerkinElmer, Inc.          110.0   Manufactures a range of
                                                                                detection and imaging products
                                                                                used to detect explosives,
                                                                                concealed weapons, contraband
                                                                                and illegal narcotics, to inspect
                                                                                agricultural products and to
                                                                                examine cargo.

 Telos Corporation      July 19, 2002        Telos Corporation           22.3   Provides systems engineering
 (a California                               (a Maryland                        services for the military with
 Corporation)                                Corporation)                       primary emphasis on
                                                                                communications, and systems
                                                                                integration for the U. S.
                                                                                Government.

 ComCept, Inc.          July 31, 2002        ComCept                     25.5   Provides network-centric warfare
                                             stockholders                       (NCW) capabilities, including
                                                                                requirements development,
                                                                                modeling, simulation,
                                                                                communications and systems
                                                                                development and integration for
                                                                                ISR.

 Technology,            September 23, 2002   Technology,                 51.4   Provides engineering, logistics
 Management and                              Management and                     and program management
 Analysis Corporation                        Analysis                           services to various government
                                             stockholders                       clients. Majority of work is for
                                                                                the Naval Sea Systems
                                                                                Command.


                                                                   PURCHASE
                                                                     PRICE
        BUSINESS            DATE ACQUIRED       ACQUIRED FROM    ($ MILLIONS)         BUSINESS DESCRIPTION
------------------------ ------------------- ------------------ -------------- ---------------------------------
 Electron Devices and    October 25, 2002    Northrop Grumman         135.0    Electron Devices provides
 Displays-Navigation                         Corporation                       microwave vacuum electron
 Systems-San Diego                                                             devices and power modules to
 Businesses                                                                    military and commercial
                                                                               markets. Displays-Navigation
                                                                               Systems-San Diego provides
                                                                               ruggedized displays, computers
                                                                               and electronic systems for both
                                                                               military and commercial
                                                                               applications.

 Wolf Coach, Inc.        October 31, 2002    Wolf Coach                 4.2    Vehicle modification and systems
                                             stockholders                      integration for mobile
                                                                               communications platforms used
                                                                               for television broadcasters and
                                                                               government/military users.

 International           November 8, 2002    International             40.7    Provides wireless
 Microwave Corporation                       Microwave                         communication, enhanced
                                             Corporation                       remote video surveillance
                                             stockholders                      systems, network support
                                                                               systems, information technology
                                                                               and defense communications.
                                                                               IMC provides remote video
                                                                               surveillance systems, the
                                                                               WatchTower, for the U.S.
                                                                               Border Patrol.

 Westwood Corporation    November 13, 2002   Westwood                  22.1    Provides electrical generation,
                                             stockholders                      distribution and automated
                                                                               control equipment and related
                                                                               products directly to the U.S.
                                                                               government and its prime
                                                                               contractors.

 Wescam Inc.             November 21, 2002   Wescam                   124.3    Designs and manufactures
                                             stockholders                      wireless visual information
                                                                               systems that capture images
                                                                               from mobile platforms and
                                                                               transmits them in real-time to
                                                                               tactical command centers for
                                                                               interpretation or to production
                                                                               facilities for broadcast.

 Ship Analytics Inc.     December 19, 2002   Ship Analytics            12.5    Producer of crisis management
                                             stockholders                      software applications used to
                                                                               support emergency management
                                                                               and homeland security
                                                                               applications.

PRODUCTS AND SERVICES

                          SECURE COMMUNICATIONS & ISR

     The systems and products, selected applications and selected platforms or end users of our Secure Communications & ISR segment at December 31, 2002 are summarized in the table below.



            SYSTEMS/PRODUCTS                     SELECTED APPLICATIONS               SELECTED PLATFORMS/END USERS
--------------------------------------- --------------------------------------- --------------------------------------
 Signals Intelligence
 o    Prime mission systems             o  Signal processing, airborne radio    o  USAF Big Safari Fleet, Rivet
      integration and sensor               frequency applications, antenna         Joint, Combat Sent, Cobraball
      development                          technology, real-time process           and subsystems for U-2 and EP-3
                                           control and software development

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

 Military Communications
  o    Shipboard communications          o  Internal and external                o  Naval vessels
       systems                              communications
                                            (radio room)

 Information Security Systems
  o    STE (Secure Terminal              o  Secure and non-secure voice, data    o  U.S. Armed services, intelligence
       Equipment)                           and video communication for             and security agencies
                                            office and battlefield utilizing
                                            Integrated Services Digital
                                            Network (ISDN) and Automated
                                            Teller Machine (ATM)
                                            commercial network technologies

     We believe that we are an established leader in the development, construction and installation of communication systems for high performance intelligence collection, imagery processing and ground, air, sea and satellite communications for the DoD and other U.S. Government agencies. We provide secure, high data rate, real-time communication systems for surveillance, reconnaissance and other intelligence collection systems. We also design, develop, produce and integrate communication systems and support equipment for space, ground and naval applications, as well as provide communication software support services to military and related government intelligence markets. Product lines of the Secure Communications & ISR business include high data rate communications links, satellite communications terminals, naval vessel communication systems, space communications and satellite control systems, signal intelligence information processing systems, information security systems, tactical battlefield sensor systems and commercial communication systems.

 Signals Intelligence

     We believe that we are a world leader in SIGINT and ISR systems providing unique, highly specialized fleet management and support for special mission aircraft, including prime mission systems integration, sensor development, aircraft modification, maintenance and procurement for a range of customers, primarily under classified contracts. Our primary mission in this area is to support the USAF Big Safari fleet, including the Rivet Joint, Combat Sent and Cobra Ball RC-135 aircraft through long-term sole-source contracts.


 High Data Rate Communications

     We believe that we are a technology leader in high data rate, covert, jam-resistant microwave communications used in military and other national agency reconnaissance and surveillance applications. Our product line covers a full range of tactical and strategic secure point-to-point and relay data transmission systems, products and support services that conform to military and intelligence specifications. Our systems and products are capable of providing battlefield commanders with real-time, secure surveillance and targeting information and were used extensively by U.S. armed forces in the Persian Gulf War and during operations in Bosnia, Kosovo and Afghanistan.

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

     We remain the industry leader in the mobile airborne satellite terminal product market, delivering mobile satellite communication services to many airborne platforms. These services provide real-time connectivity between the battlefield and non-local exploiters of ISR data.


 Satellite Communication Terminals

     We provide ground-to-satellite, high availability, real-time global communications capability through a family of transportable field terminals used to communicate with commercial, military and international satellites. These terminals provide remote personnel with constant and effective communication capability and provide communication links to distant forces. Our TSS (TriBand SATCOM Subsystem) employs a 6.25 meter dish with a single point feed that provides C, Ku and X band communication to support the U.S. Army. We also offer an 11.3 meter antenna satellite terminal which is transportable on two C-130 aircraft. The SHF (Super High Frequency) PTS (Portable Terminal System) is a lightweight (28 pounds), portable terminal, which communicates through DSCS, NATO or SKYNET satellites and brings connectivity to small military tactical units and mobile command posts.

     We provide System Engineering and Software/Life-cycle support to the Air Force Satellite control network as well as the eastern and western test ranges. These contracts were recently won and are scheduled to remain in effect beyond 2010.


 Space Communications and Satellite Control

     We have produced and are delivering three communication subsystems for the ISS (International Space Station). These systems will control all ISS radio frequency communications and external video activities. We also provide solid-state recorders and memory units for data capture, storage, transfer and retrieval for space applications. Our standard NASA tape recorder has completed over five million hours of service without a mission failure. Our recorders are on National Oceanic & Atmospheric Administration weather satellites, the Earth Observing Satellite, AM spacecraft and Landsat-7 Earth-monitoring spacecraft. We have extended this technology to our Strategic Tactical Airborne Recorder (S/TAR (Trade Mark) ) which was selected for the new Shared Reconnaissance Port (SHARP) Program. We also provide space and satellite system simulation, satellite operations and computer system training, depot support, network engineering, resource scheduling, launch system engineering, support, software integration and test through cost-plus contracts with the U.S. Air Force.


 Military Communications


     We provide integrated, computer controlled switching systems for the interior and exterior voice and data needs of naval vessels. Our products include the MarCom Integrated Voice Communication Systems for Aegis class destroyers and for the LPD amphibious ship class. We produced the MarCom Baseband Switch for Los Angeles class submarines. Our MarCom secure digital switching system provides an integrated approach to the specialized voice and data communications needs of shipboard environments, for internal and external communications, command and control and air traffic control. Along with the Keyswitch Integrated Terminals, MarCom provides automated switching of radio/cryptocircuits, which results in significant time savings. Without MarCom, it would take approximately one hour to switch twelve radio/cryptocircuits using the previously existing switching system. Our Marcom secure digital switching system is able to switch the same number of radio/cryptocircuits in approximately twelve seconds. We also offer on-board, high data rate communications systems, which provide a data link for carrier battle groups, which are interoperable with the U.S. Air Force's Surveillance/reconnaissance terminals. We supply the "communications on the move" capability needed for the digital battlefield by packaging advanced communications into the U.S. Army's Interim Brigade Combat Team Commander's Vehicle.


 Information Security Systems


     We believe that we are a leader in the development of secure communications equipment for both military and commercial applications. We are producing the next generation digital, ISDN-compatible STE (secure telephone equipment). STE provides clearer voice and approximately thirteen-times faster data/fax transmission capabilities than the previous generation of secure telecommunications equipment. STE also supports secure conference calls and secure video teleconferencing. STE uses a CryptoCard security system which consists of a small, portable, cryptographic module holding the algorithms, keys and personalized credentials to identify its user for secure communications access. We also provide the workstation component of the U.S. Government's EKMS (Electronic Key Management System), the next generation of information security systems. EKMS is the government's system to replace current "paper" encryption keys that are used to secure government communications with "electronic" encryption keys. The work station component we provide produces and distributes the electronic keys. We also develop specialized strategic and tactical signal intelligence systems to detect, acquire, collect, and process information derived from electronic sources. These systems are used by classified customers for intelligence gathering and require high-speed digital signal processing and high-density custom hardware designs.


                    TRAINING, SIMULATION & SUPPORT SERVICES


     The products and services, selected applications and selected platforms or end users of our Training, Simulation & Support Services segment at December 31, 2002 are summarized in the table below.



        SYSTEMS/PRODUCTS              SELECTED APPLICATIONS        SELECTED PLATFORMS/END USERS
------------------------------- --------------------------------- ------------------------------
 Training and Simulation
  o    Battlefield and Weapon    o  Missile system modeling and    o  U.S. Army Missile Command
       Simulation                   simulation

            SYSTEMS/PRODUCTS                    SELECTED APPLICATIONS              SELECTED PLATFORMS/END USERS
--------------------------------------- ------------------------------------- -------------------------------------
                                         o  Design and manufacture custom      o  U.S. Army Missile Command
                                            ballistic missile targets that are
                                            ground launched and air
                                            launched for threat replication
                                            targets

  o    Training                          o  Training for soldiers on           o  DoD
                                            complex command and control
                                            systems

                                         o  Training and logistics services    o  DoD and foreign governments
                                            and training device support

  o    Human Patient Simulators          o  Medical Training                   o  Medical schools, nursing
                                                                                  schools, and DoD
 Engineering Development and
  Integration Support
  o    System Support                    o  C3ISR (Command, Control,           o  U.S. Armed services,
                                            Communications, Intelligence,         intelligence and security
                                            Surveillance and                      agencies, MDA, NASA
                                            Reconnaissance),                      and other U.S. Government
                                            modeling and simulation               agencies

  o    Communication software support    o  Value-added, critical software     o  DoD, FAA and NASA
       services                             support for C3I (Command,
                                            Control, Communication and
                                            Intelligence) systems and other
                                            engineering and technical services

  o    Crisis Incident Management        o  Emergency operations support       o  Federal, state, local government
       System                               associated with natural disasters,    agencies for homeland defense
                                            industrial accidents and acts of
                                            terrorism

 Training and Simulation

     We believe that we are a leading provider of training, simulation and support services to the U.S. and foreign military agencies.

     Our products and services are designed to meet customer training requirements for aircrews, navigators, mission operators, gunners and maintenance technicians for virtually any platform, including military fixed and rotary wing aircraft, air vehicles and various ground vehicles. As one of the leading suppliers of training services, we believe that we are able to leverage our unique full-service capabilities to develop fully-integrated, innovative solutions for training systems, to propose and provide program upgrades and modifications, and to provide hands-on, best-in-class training operations in accordance with customer requirements in a timely manner. In addition, we are developing, demonstrating, evaluating and transitioning training technologies and methods for use by warfighters at the US Air Force's Fighter Training Research Division.

     We also design and develop prototypes of ballistic missile targets for present and future threat scenarios. We provide high-fidelity custom targets to the DoD that are complementary to the U.S. Government's growing focus and priority on national missile defense and space programs. We are the only provider of ballistic missile targets that has successfully launched a ballistic missile target from an Air Force Cargo Aircraft.

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

     We also produce incident management software to support Emergency Management and Homeland Security applications for first responders to crisis situations.


 Engineering Development and Integration Support

     We believe that we are a premier provider of numerous air campaign modeling and simulation tools for applications, such as Thunder, Storm and Brawler, for the U.S. Air Force Studies and Analysis Agency, and of space science research for NASA. We also provide high-end systems support for the HAWK and PATRIOT missile systems, Unmanned Aerial Vehicles (UAVs), the Cooperative Engagement Capacity (CEC) Program, and the F/A-18.

     Our products and services specialize in communication systems, training and simulation equipment and a broad range of hardware and software for the U.S. Army, Air Force and Navy, the Federal Aviation Administration and the Missile Defense Agency (MDA). As one of the leading suppliers of high-end engineering and information support, we believe we are able to provide value-added C3ISR engineering support, wargames simulation and modeling of battlefield communications.

     Our Ilex Systems business provides systems and software engineering products and services for military applications. We specialize in the innovative application of state-of-the-art software technology and software development methodologies to produce comprehensive real-time solutions satisfying our customers' systems and software needs. We specialize in providing engineering services to the U.S. Army military intelligence community, including the Communications-Electronics Command (CECOM) Software Engineering Center. These engineering services include the development and maintenance of Intelligence, Electronic Warfare, Fusion and Sensor systems and software.


                  AVIATION PRODUCTS & AIRCRAFT MODERNIZATION

     The systems and products, selected applications and selected platforms or end users of our Aviation Products & Aircraft Modernization segment at December 31, 2002, are summarized in the table below.



          SYSTEMS/PRODUCTS                   SELECTED APPLICATIONS            SELECTED PLATFORMS/END USERS
------------------------------------ ------------------------------------- ---------------------------------
 Aviation Products
  o    Solid state crash protected    o  Voice recorders continuously       o  Business and commercial
       cockpit voice and flight data     record the most recent 30-120         aircraft and certain military
       recorders                         minutes of voice and sounds from      transport aircraft; sold to both
                                         cockpit and aircraft                  aircraft manufacturers and
                                         intercommunications. Flight           airlines under the Fairchild
                                         data recorders record the last 25     brand name
                                         hours of flight parameters

  o    TCAS (Traffic Alert and        o  Reduce the potential for midair    o  Commercial, business,
       Collision Avoidance System)       aircraft collisions by providing      regional and military transport
                                         visual and audible warnings and       aircraft
                                         maneuvering instructions to pilots

           SYSTEMS/PRODUCTS                  SELECTED APPLICATIONS         SELECTED PLATFORMS/END USERS
------------------------------------- ---------------------------------- --------------------------------
 Display Products
  o    Cockpit and mission displays    o  High performance, ruggedized    o  Military aircraft including
       and controls                       flat panel and cathode ray tube    surveillance, fighters and
                                          displays and processors            bombers, attack helicopters,
                                                                             transport aircraft and land
                                                                             vehicles

 Aircraft Modernization
  o    High end aviation product       o  Turnkey aviation life cycle     o  Various military and
       modernization services             management services including      commercial wide body and
                                          installation of special mission    rotary wing aircraft
                                          equipment, aircraft navigation
                                          and avionics products

 Aviation and Maritime Recorders

     We manufacture commercial, solid-state, crash-protected recorders, commonly known as black boxes, under the Fairchild brand name for the aviation and maritime industries, and have delivered approximately 57,400 flight recorders to aircraft manufacturers and airlines around the world. We believe we are the leading manufacturer of commercial cockpit voice recorders and flight data recorders. The hardened voyage recorder, launched from our state-of-the-art aviation technology, and expanded to include cutting edge internet communication protocols, has taken an early leadership position within the maritime industry. We offer three types of recorders:

    o the cockpit voice recorder, which records the last 30 to 120 minutes of crew conversation and ambient sounds from the cockpit;

    o the flight data recorder, which records the last 25 hours of aircraft flight parameters, such as speed, altitude, acceleration and thrust from each engine and direction of the flight in its final moments; and

    o the hardened voyage recorder, which stores and protects 12 hours of voice, radar, radio and shipboard performance data on solid state memory.


     Recorders are highly ruggedized instruments, designed to absorb the shock equivalent to that of an object traveling at 268 knots stopping in 18 inches, fire resistant to 1,100 degrees centigrade and pressure resistant to 20,000 feet undersea for 30 days. Our recorders are mandated and regulated by various worldwide agencies for use in commercial airlines and many business aviation aircraft. In addition, our aviation recorders are certified and approved for installation at many of the world's leading aircraft original equipment manufacturers (OEM's), while our maritime recorders are an integral component of a mandated recording system for numerous vessels that travel on international waters. The U.S. military requires the installation of black boxes in military transport aircraft.

     We have completed development of a combined voice and data recorder and are developing an enhanced recorder that monitors engine and other aircraft parameters for use in maintenance and safety applications.


 Traffic Alert and Collision Avoidance Systems (TCAS)

     TCAS is an avionics safety system that was developed to reduce the potential for mid-air collisions. The system is designed to operate independently from the air traffic control (ATC) system to provide a complementary supplement to the existing ATC system. TCAS operates by transmitting interrogations that elicit replies from transponders in nearby aircraft. The system tracks aircraft within certain range and altitude bands to determine whether they have the potential to become a collision threat.

     There are two levels of TCAS protection currently in operation: TCAS I and TCAS II. In the United States, passenger aircraft with 10 to 30 seats must be equipped with a TCAS I system. The TCAS II system is required for passenger aircraft with more than 30 seats. These aircraft, as well as aircraft used in all-cargo operations, must also be equipped with either Mode S or Mode C transponders. The transponder provides altitude and airplane identification to TCAS-equipped aircraft as well as to the ATC system.


     If the TCAS I system calculates that an aircraft may be a threat, it provides the pilot with a visual and audible traffic advisory. The advisory information provides the intruder aircraft's range and relative altitude/bearing. In addition to traffic advisories, a TCAS II system will provide the pilot a resolution advisory (RA). This resolution advisory recommends a vertical maneuver to provide separation from the intruder aircraft.


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


     We introduced our Traffic and Terrain Collision Avoidance System (T(2)CAS(TRADE MARK)), a safety avionics system that integrates aircraft performance-based Terrain Awareness Warning System (TAWS) capability into our TCAS. Current TCAS II operators can upgrade their existing system to incorporate the T2CAS capability. Unlike other products, T(2)CAS is a true terrain avoidance system that bases its operator alerts on an aircraft's actual ability to climb at a given moment, instead of using predetermined computations. T(2)CAS also reduces weight, power consumption, space requirements, and wiring because it's a combined TCAS and TAWS solution. This allows our TCAS customers to simply swap out the TCAS box for the new T(2)CAS box and use existing power and wiring. T(2)CAS was certified by the FAA on February 11, 2003. We expect to begin shipping our T(2)CAS product by the end of the first half of 2003.


     All of our TCAS products, including T(2)CAS are sold by Aviation Communications & Surveillance Systems L.L.C. (ACSS). We own 70% of ACSS, and accordingly, it is a consolidated subsidiary.


 Display Products


     We design, develop and manufacture ruggedized displays for military and high-end commercial applications. Our current product line includes a family of high performance display processing systems, which use either a cathode ray tube or an active matrix liquid crystal display. Our displays are used in numerous airborne, ship-board and ground based platforms and are designed to survive in military and harsh environments.


 Aircraft Modernization


     We are dedicated to providing solutions that integrate custom developed and commercial off-the-shelf products to satisfy military and commercial aviation requirements. We have a broad range of capabilities in the design, development, manufacturing, installation and integration of complex special purpose airborne systems, aircraft modifications and related services on numerous types of multi-engine aircraft and various rotary platforms for government and commercial customers. We believe that we are a leader in maritime patrol aircraft (MPA) upgrades and maintenance, for both domestic and international customers.

                             SPECIALIZED PRODUCTS

     The products, selected applications and selected platforms or end users of our Specialized Products segment at December 31, 2002 are summarized in the table below.



                PRODUCTS                        SELECTED APPLICATIONS             SELECTED PLATFORMS/END USERS
--------------------------------------- ------------------------------------ -------------------------------------
 Ocean Products
 o    Airborne dipping sonars           o   Submarine detection and            o     Various military helicopters
                                            localization

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

 o    Shipboard electronic racks,       o   Ruggedized displays, computers     o     Naval Vessels and other DoD
      rugged computers, rugged              and electronic systems                   applications
      displays and communication
      terminals

 Security Systems
 o    Explosive detection systems       o   Rapid scanning of passenger        o     Airports, embassies, federal/state
                                            checked baggage and carry-on             facilities, customs, border patrol
                                            luggage, scanning of large cargo
                                            containers.

 o    Surveillance products             o   Remote video surveillance for      o     Border Patrol, Immigration and
                                            U.S. border and naval ports              Naturalization Service and U.S.
                                                                                     Customs

 Telemetry, Instrumentation and Space Products
 o    Aircraft, missile and satellite   o   Real-time data acquisition,        o     Aircraft, missiles and satellites
      telemetry and instrumentation         measurement, processing,
      systems                               simulation, distribution, display
                                            and storage for flight testing

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

 Navigation Products
 o    GPS (Global Positioning           o   Location tracking                  o     Guided projectiles and precision
      Systems) receivers                                                             munitions

 o    Navigation systems and            o   Space navigation                   o     Hubble Space Telescope, Delta
      subsystems, gyroscopes, reaction                                               IV launch vehicle and satellites
      wheels, star sensor

 Premium Fuzing Products
 o    Fuzing Products                   o   Munitions and electronic and       o     Various DoD and foreign
                                            electro-mechanical safety and            military customers
                                            arming devices
                                            (ESADs)

                PRODUCTS                         SELECTED APPLICATIONS            SELECTED PLATFORMS/END USERS
---------------------------------------- ------------------------------------ ------------------------------------
 Microwave Components
 o Passive components, switches          o Radio transmission, switching      o DoD, telephony service
   and wireless assemblies                 and conditioning, antenna and        providers and original
                                           base station testing and             equipment manufacturers
                                           monitoring, broad-band and
                                           narrow-band applications
                                           (Personal Communications
                                           Services (PCS), cellular,
                                           Specialized Mobile Radio
                                           (SMR) and paging
                                           infrastructure)

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

 o Amplifiers and amplifier based        o Automated test equipment           o DoD and commercial satellite
   components (amplifiers, up/down         military electronic warfare,         operators
   converters and Ka assemblies)           ground and space
                                           communications

 o Traveling wave tubes, power           o Microwave vacuum electron          o DoD/Foreign, military-
   modules, klystrons and digital          devices and power modules to         manned/unmanned platforms,
   broadcast                               military and commercial markets      various missile programs and
                                                                                commercial broadcast

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

Training Devices and Motion Simulators
 o Military Aircraft Flight              o Training for pilots, navigators,   o Military fixed and rotary winged
   Simulators                              flight engineers, gunners and        aircraft and ground vehicles
                                           operators
 Electro-Optical Sensors
 o Targeted stabilized camera            o Intelligence, Data Collection,     o DoD, intelligence and security
   systems with integrated sensors         Surveillance and Reconnaissance      agencies, law enforcement,
   and wireless communication                                                   manned and unmanned
   systems                                                                      platforms


 Ocean Products

    We believe that we are one of the world's leading suppliers of acoustic undersea warfare systems. Our experience spans a wide range of platforms, including helicopters, submarines and surface ships. Our products include towed array sonar, hull mounted sonar, airborne dipping sonar and ocean mapping sonar for navies around the world.

    We believe that we are also a leading provider of state-of-the-art power electronics systems and electrical power delivery systems and subsystems. We provide communications and control systems for the military and commercial customers. We offer the following:

   o military power propulsion, distribution and conversion equipment and components, each of which focus on motor drives switching, distribution and protection, and also provide engineering design and development, manufacturing and overhaul and repair services; and

   o ship control and interior communications equipment.

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

  Telemetry, Instrumentation and Space Products

    We believe that we are a leader in the development and marketing of component products and systems used in telemetry and instrumentation for airborne applications such as satellites, aircraft, UAVs, launch vehicles, guided missiles, projectiles and targets. Telemetry involves the collection of data for various equipment performance parameters and is required when the object under test is moving too quickly or is of too great a distance to use a direct connection to collect such data. Telemetry products measure, process, receive and collect thousands of parameters of a platform's operation, including heat, vibration, stress and operational performance and transmit this data to the ground.

    Additionally, our satellite telemetry equipment transmit data necessary for ground processing. These applications demand high reliability of their components because of the high cost of satellite repair and the need for uninterrupted service. Telemetry products also provide the data used to terminate the flight of missiles and rockets under errant conditions and/or at the end of a mission. These telemetry and command/control products are currently used for a variety of missile and satellite programs.

    We offer value-added solutions that provide our customers with complex product integration and comprehensive support. Within the satellite ground segment equipment market, we focus on the telephony, video broadcasting and multimedia niches. Our customers include foreign communications companies, domestic and international prime communications infrastructure contractors, telecommunications and satellite service providers, broadcasters and media-related companies. We also provide space products for advanced guidance and control systems, including gyroscopes, controlled momentum devices and star sensors. These products are used on satellites, launch vehicles, the Hubble Telescope, the Space Shuttle and the International Space Station.

  Navigation Products

    We provide airborne equipment and data link systems that gather critical information and then process, format and transmit the data to the ground from communications satellites, spacecraft, aircraft and missiles. These products are available in both commercial off-the-shelf and custom configurations and include software and software engineering services. Our primary customers include many of the major defense contractors who manufacture aircraft, missiles, warheads, launch vehicles and munitions. Our ground station instrumentation receives, encrypts and/or decrypts the serial stream of combined data in real-time as it is received from the airborne platform. We believe that we are a leader in digital GPS receiver technology for high performance military applications. These GPS receivers are currently in use on aircraft, cruise missiles and precision guided bombs and provide highly accurate positioning and navigational information. Additionally, we provide navigation systems for high performance weapon pointing and positioning systems for programs such as Multiple Launch Rocket System (MLRS) and Mortar Fire Control System (MFCS).

  Premium Fuzing Products

     We believe that we are a leading provider of premium fuzing products, including proximity fuzes, electronic and electro-mechanical safety and arming devices (ESADs) and self-destruct/sub-munition grenade fuzes. ESADs prevent the inadvertent firing and detonation of guided missiles during handling, flight operations and the initial phases of launch. Our proximity fuzes are used in smart munitions. All of these are considered to be critical safety and arming products. Additionally, during missile flight the ESAD independently analyzes flight conditions and determines safe separation distance after a missile launch.

  Microwave Components

     We are a premier worldwide supplier of commercial off-the-shelf and custom, high performance radio frequency (RF) microwave components, assemblies and instruments supplying the wireless communications, industrial and military markets. We are also a leading provider of state-of-the-art space-qualified commercial satellite and strategic military RF products and millimeter amplifier based products. We sell many of these components under the well-recognized Narda brand name through a comprehensive catalog of standard, stocked hardware. We also sell our products through a direct sales force and an extensive network of market representatives. Specific catalog offerings include wireless products, electro-mechanical switches, power dividers and hybrids, couplers/detectors, attenuators, terminations and phase shifters, isolators and circulators, adapters, control products, sources, mixers, waveguide components, RF safety products, power meters/monitors and custom passive products. Passive components are generally purchased in both narrow and broadband frequency configurations by wireless equipment manufacturers, wireless service providers and military equipment suppliers. Commercial applications include cellular and PCS base station automated test equipment, and equipment for the paging industry. Military applications include electronic surveillance and countermeasure systems.

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

     We offer standard packaged amplifiers for use in various test equipment and system applications. We design and manufacture millimeter range (at least 20 to 38GHz) amplifier products for use in emerging communication applications such as back haul radios, LMDS (Local Multipoint Distribution Service) and ground terminals for LEO satellites. Narda filters are sold to some of the world's leading service providers and base station OEMs. Robust demand continues for Narda filters due to ongoing system upgrades by service providers for 2.5G and 3.0G applications geared toward providing higher data rate capabilities for the commercial cellular and PCS marketplace.

     We also design, manufacture and market solid state, broadband wireless communications infrastructure equipment, subsystems and modules used to provide point-to-multipoint (PMP) and point-to-point (PTP) terrestrial and satellite-based distribution services in frequency bands from 24 to 38 Gigahertz. Our products include solid-state power amplifiers, hub transmitters, active repeaters, cell-to-cell relays, Internet access systems and other millimeter wave-based modules and subsystems. These products are used in various applications, such as broadband communications, local loop services and Ka-band satellite communications.

     We also provide microwave vacuum electron devices and power modules for manned and unmanned airborne radars, F-14, F-16, Predator and Global Hawk platforms and for missile applications for the AMRAAM and Patriot. In addition, we provide modules for VHF TV transmitters.

  Antenna Products

    We produce high performance antennas under the Randtron brand name that are designed for:

    o surveillance of high-resolution, ultra-wide frequency bands;

    o detection of low radar cross-section targets and low radar cross-section installations;

    o severe environmental applications; and

    o polarization diversity.

    Our primary product is a sophisticated 24-foot diameter antenna used on all E-2C surveillance aircraft. This airborne antenna is a rotating aerodynamic radome containing a UHF surveillance radar antenna, an IFF antenna, and forward and aft auxiliary antennas. We have been funded to begin the development of the next generation for this antenna. We also produce broadband antennas for a variety of tactical aircraft, and rotary joints for the AWAC antenna. We have delivered over 2,000 sets of antennas for aircraft and have a backlog of orders through 2004.

    We are a leading supplier of ground based radomes used for air traffic control, weather radar, defense and scientific purposes. These radomes enclose an antenna system as a protective shield against the environment and are intended to enhance the performance of an antenna system.

  Training Devices and Motion Simulators

    Our training devices and motion simulators business designs, develops and manufacturers advanced virtual reality simulation and high-fidelity representations of cockpits and mission stations for aircraft and land vehicles. We have developed flight simulators for most of the U.S. military aircraft in active operation. We have numerous proprietary technologies and fully-developed systems integration capabilities that provide us with a competitive advantage. Our proprietary software is used for visual display systems, high-fidelity system models, database production, digital radar land mass image simulation and creation of synthetic environments. We are also a leader in developing training systems that allow multiple trainees at multiple sites to engage in networked group, unit and task force training and combat simulations.

  Security Systems

    We also design, manufacture and install screening systems to screen packages for explosives, firearms and contraband in airports, security check points, cruise lines, and government, commercial and military buildings. In addition, we provide cargo-screening systems for rapid inspection of incoming goods through rapidly deployable mobile systems to high-throughput, high-penetration fixed systems. We also provide remote robust video surveillance systems (Watch Tower) to monitor the U.S./Canada and U.S./Mexico border and Naval ports.

  Electro Optical Cameras

    We also design and manufacture wireless visual information systems that capture images from mobile platforms and transmit them in real time to tactical command centers for interpretation or to production facilities for broadcast.

DEVELOPING COMMERCIAL AND CIVIL OPPORTUNITIES

     Part of our growth strategy is to identify commercial and non-DoD applications from select products and technologies that we currently sell to our defense customers. We have initially identified two vertical markets where we believe there are significant opportunities to expand our products: transportation and broadband wireless communications.

    Transportation. Our products are designed to meet strict government quality and reliability standards and are easily adapted to the commercial and civil transportation markets. Our aircraft voice recorders, designed to meet FAA requirements, have been successfully marketed to the cruise ship, marine shipping and railroad industries. Similarly, our state-of-the-art power propulsion products, originally designed for the U.S. Navy, meet the needs of commuter railroads, including Philadelphia's regional rail system and New York City's Metropolitan Transportation Authority. Our explosives detection system, the eXaminer 3DX (Trade Mark) 6000, enables the rapid scanning of passenger checked baggage at airports using state-of-the-art technology. The Transportation Security Administration (TSA) of the U.S. Department of Transportation, created as a result of the Aviation and Transportation Security Act enacted by Congress on January 3, 2002, ordered 425 eXaminer units from us during 2002. TSA accepted 406 of our eXaminer units as of December 31, 2002, and we expect to complete the remaining shipments during the first quarter of 2003. We are also offering X-ray screening products for cargo, air freight, port and border security applications.

    Communications. The wireless communications technology we developed for our military customers also meets the needs of the commercial marketplace for technologically advanced communications products. Some of the products we have developed or are developing to exploit this market include wireless access products, transceivers, compression products, remote sensing internet networks, microwave links and products for microwave base stations. Our PrimeWave Communications products are an example of our expanding involvement in the commercial communications industry.

    In the broadband wireless commercial communications market, we also have developed a broad assortment of other products including transponders, payloads, uplinks, downlinks, fly-away SATCOM terminals, telemetry tracking and control and test equipment and waveform generators.

    These new commercial products are subject to certain risks and may require us to:

    o develop and maintain marketing, sales and customer support capabilities;


    o spend additional research and development costs to sustain and enhance our existing products and to develop new products;

    o secure sales and customer support capabilities;

    o obtain customer and/or regulatory certification;

    o respond to rapidly changing technologies including those developed by others that may render our products and systems obsolete or non-competitive; and

    o obtain customer acceptance of these products and product performance.

    Our efforts to expand our presence in commercial and civil markets require significant resources, including additional working capital and capital expenditures, as well as the use of our management's time. Our ability to sell certain commercial products, particularly our broadband wireless communications products, depends to a significant degree on the efforts of independent distributors or communications service providers and on the financial viability of our existing and target customers, including their ability to obtain financing. Certain of our existing and target customers are agencies or affiliates of governments of emerging and under-developed countries or private business enterprises operating in those countries. In addition, we have made equity investments in entities that plan to commence operations as communications service providers using some of our commercial products. We can give no assurance that these distributors or service providers will be able to market our products or their services successfully or that we will be able to realize a return on our investment in them. We also cannot assure you that we will be successful in addressing these risks or in developing these commercial and civil business opportunities.


BACKLOG AND ORDERS

    We define funded backlog as the value of funded orders which have not yet been recognized as sales. We define funded orders as the value of contract awards received from the U.S. Government, for which the U.S. Government has appropriated funds, plus the value of contract awards and orders received from customers other than the U.S. Government. Our funded backlog as of December 31, 2002 was $3,228.6 million and as of December 31, 2001 was $1,719.3 million. We expect to record as sales approximately 73.0% of our funded backlog as of December 31, 2002 during 2003. However, there can be no assurance that our funded backlog will become sales in any particular period, if at all. Funded orders received for the year ended December 31, 2002 were $4,383.1 million, for the year ended December 31, 2001 were $2,456.1 million and for the year ended December 31, 2000 were $2,013.7 million.


     Our funded backlog does not include the full value of our contract awards, including those pertaining to multi-year, cost-reimbursable contracts, which are generally funded on an annual basis. Funded backlog also excludes the sales value of unexercised contract options that may be exercised by customers under existing contracts and the sales value of purchase orders that may be issued under indefinite quantity contracts or basic ordering agreements.


MAJOR CUSTOMERS


     For the year ended December 31, 2002, sales to the DoD provided approximately 65.5% of our sales. Approximately 61% of our sales to the DoD were directly to the customer, and approximately 39% of our sales to the DoD were indirect through prime contractors and subcontractors. For the year ended December 31, 2002, foreign governments provided 9.8% of our sales, and commercial customers and U.S. federal, state and local government agencies other than the DoD provided the remaining 24.7% of our sales.


     Our U.S. Government sales are predominantly derived from contracts with agencies of, and prime contractors to, the U.S. Government. Various U.S. Government agencies and contracting entities exercise independent and individual purchasing decisions, subject to annual appropriations by the U.S. Congress. As of December 31, 2002, we had approximately 800 contracts with a value exceeding $1.0 million. Our largest program represented 8.2% of our sales for the year ended December 31, 2002 and is a firm fixed- price contract with the TSA for explosive detection systems used at airports. No other program represented more than 3.7% of sales for the year ended December 31, 2002. For the year ended December 31, 2002, sales from our five largest programs amounted to $815.7 million, or 20.3% of our sales. We expect our total sales for explosive detection systems in 2003 to decline to about $175 million, including those for the TSA, primarily because the initial build-out of EDS by TSA for major U.S. airports was completed in 2002.


RESEARCH AND DEVELOPMENT


     We conduct research and development activities that consist of projects involving basic research, applied research, development, and systems and other concept studies. We employ scientific, engineering and other personnel to improve our existing product-lines and develop new products and technologies. As of December 31, 2002, we employed approximately 9,200 engineers, a substantial portion of whom hold advanced degrees. For the year ended December 31, 2002, we incurred $480.9 million on research and development costs for customer-funded contracts and spent $159.9 million on company-sponsored research and development projects, including bid and proposal costs. For the year ended December 31, 2001, we incurred $319.4 million on research and development costs for customer-funded contracts and spent $107.5 million on company-sponsored research and development projects, including bid and proposal costs. For the year ended December 31, 2000, we incurred $299.3 million on research and development costs for customer-funded contracts and spent $101.9 million on company-sponsored research and development projects, including bid and proposal costs.


COMPETITION


     We encounter intense competition in all of our businesses. We believe that we are a significant supplier for many of the products that we manufacture and services we provide in our DoD, government and commercial businesses.

 Defense and Government Business

    Our ability to compete for defense contracts depends on a variety of factors, including:

    o the effectiveness and innovation of our technologies and research and development programs;

    o our ability to offer better program performance than our competitors at a lower cost; and

    o the capabilities of our facilities, equipment and personnel to undertake the programs for which we compete.

    In some instances, we are the incumbent supplier or have been the sole provider for many years for certain programs. We refer to such contracts as "sole-source" contracts. In such cases, there may be other suppliers who have the capability to compete for the programs involved, but they can only enter or reenter the market if the customer chooses to reopen or recompete the particular program to competition. Sole-source contracts accounted for 58.5% and competitive contracts accounted for 41.5% of our total sales for the year ended December 31, 2002. The majority of our sales are derived from contracts with the U.S. Government and its prime contractors, which are principally awarded on the basis of negotiations or competitive bids.

    We believe that the U.S. defense industry structure contains three tiers of defense contractors. The first tier is dominated by five large prime system contractors: The Boeing Company, Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Company and General Dynamics Corporation, all of whom compete for major platform programs. The second tier defense contractors generally are smaller products and niche subsystems contractors and is comprised of traditional aerospace and defense companies, as well as the non-core aerospace and defense businesses of certain larger industrial conglomerates. Some of the defense contractors in the second tier also compete for platform programs. We believe the second tier includes L-3, Honeywell International Inc., Rockwell Collins Inc., Harris Corporation, TRW Inc., ITT Industries, Inc., Alliant Techsystems Inc., United Technologies Corporation, Computer Science Corporation, Science Applications International Corporation, Titan Corporation and United Defense Industries Inc. The third tier represents the vendor base and supply chain for niche products and is comprised of numerous smaller publicly and privately owned aerospace and defense contractors.

    We believe we are the aerospace and defense "merchant supplier" with the broadest and most diverse product portfolio. We supply our products to all of the five prime system contractors and in several cases directly to the end customers. We primarily compete with third tier contractors and certain of the second tier contractors and, to a lesser extent, with the prime system contractors in certain niche areas. Some of the second tier contractors are larger than we are and have greater resources than we do. We are larger than all of the third tier contractors and believe we have greater resources than all of them. We believe that most of our businesses enjoy the number one or number two competitive position in their respective market niches. We believe that the primary competitive factors for our businesses are technology, research and development capabilities, quality, cost, market position and past performance. In addition, our ability to compete for non "sole source" contracts often requires us to "team" with one or more of the prime system contractors that bid and compete for major platform programs. Furthermore, our ability to "team" with a prime system contractor is often dependent upon the outcome of a competitive process.

    We believe that we will continue to be a successful participant in the business areas in which we compete, based upon the quality and cost competitiveness of our products and services.

  Commercial Activities

    Although our commercial activities continue to comprise a significant portion of our business mix, our commercial sales declined to approximately 10.7% of our total sales for the year ended December 31, 2002 from approximately 17.7% for the year ended December 31, 2001. This decline in commercial sales as a percentage of our total sales was primarily attributable to our 2002 acquisitions, including the IS acquisition, and, to a lesser extent, the decline in our commercial aviation and communications sales during 2002. Our 2002 acquisitions were comprised substantially of DoD contractors. We do not expect our commercial sales as a percentage of sales to appreciably increase on a relative basis in the future. Our ability to compete for commercial business depends on a variety of factors, including:

    o Pricing;

    o Product features and performance;

    o Reliability, scalability and compatibility;

    o Customer relationships, service and support; and

    o Brand recognition.

    In these markets, we compete with various companies, several of which are listed below:

    o Agilent Technologies, Inc.;     o Honeywell International Inc.;

    o Globecomm Systems, Inc.;        o Smiths Industries; and

    o ViaSat, Inc.;                   o Airspan Networks, Inc.

    We believe that our sales in these business areas will remain relatively constant as a percentage of our total sales.


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


RAW MATERIALS

    In manufacturing our products, we use our own production capabilities as well as a diverse base of third party suppliers and subcontractors. Although aspects of certain of our businesses require relatively scarce raw materials, we have not experienced difficulty in our ability to procure raw materials, components, sub-assemblies and other supplies required in our manufacturing processes.


CONTRACTS

    A significant portion of our sales are derived from strategic, long-term programs and from sole-source contracts. Approximately 58.5% of our sales for the year ended December 31, 2002 were generated from sole-source contracts. Our customer satisfaction and performance record are evidenced by our receipt of performance-based award fees exceeding 90% of the available award fees on average during the year ended December 31, 2002. We believe that our customers will award long-term, sole-source, outsourcing contracts to the most capable merchant supplier in terms of quality, responsiveness, design, engineering and program management support, as well as cost. As a consequence of our strong competitive position, for the year ended December 31, 2002, we won contract awards at a rate in excess of 55% on new competitive contracts that we bid on, and at a rate in excess of 95% on the contracts we rebid for which we were the incumbent supplier.

    Generally, contracts are either fixed-price or cost-reimbursable. On a fixed-price contract, we agree to perform the scope of work required by the contract for a predetermined contract price. Although a fixed-price contract generally permits us to retain profits if the total actual contract costs are less than the estimated contract costs, we bear the risk that increased or unexpected costs may reduce our profit or cause us to sustain losses on the contract. Conversely, on a cost-reimbursable contract we are paid our allowable incurred costs plus a profit which can be fixed or variable depending on the contract's fee arrangement up to predetermined funding levels determined by our customers. Therefore, on a cost-reimbursable contract we do not bear the risks of unexpected cost overruns, provided that we do not incur costs that exceed the predetermined funded amounts. Generally, a fixed-price contract offers higher profit margins than a cost-reimbursable contract, which is commensurate with the greater levels of risk assumed on a fixed-price contract. Our operating profit margins on fixed-price contracts generally range between 10% and 25%, while our profit margins on cost-reimbursable contracts generally range between 7% and 10%.

     We have a diverse business mix with limited reliance on any single program, a balance of cost-reimbursable and fixed-price contracts, a significant sole-source follow-on business and an attractive customer profile. For the year ended December 31, 2002, approximately 34.2% of our sales were generated from cost-reimbursable contracts and approximately 65.8% from fixed-price contracts, providing us with a sales mix of predictable profitability (cost-reimbursable) and higher profit margin (fixed-price) business. Substantially all of our cost-reimbursable contracts are with the U.S. Government, including the DoD. Substantially all of our sales to commercial customers are transacted under fixed-price sales arrangements, and are included in our fixed-price contract sales.


     Most of our U.S. Government business is subject to unique procurement and administrative rules based on both laws and regulations, including the U.S. Federal Acquisition Regulation (FAR) that provide various profit and cost controls, rules for allocations of costs, both direct and indirect, to contracts and non-reimbursement of unallowable costs such as lobbying expenses, interest expenses and certain costs related to business acquisitions, including for example the incremental depreciation and amortization expenses arising from fair value increases to the historical carrying values of acquired assets. Our contract administration and cost accounting policies and practices are also subject to oversight by government inspectors, technical specialists and auditors.


     Companies supplying defense-related equipment to the U.S. Government are subject to certain additional business risks specific to the U.S. defense industry. Among these risks are the ability of the U.S. Government to unilaterally suspend a company from new contracts pending resolution of alleged violations of procurement laws or regulations. In addition, U.S. Government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract performance may take years. Consequently, at the outset of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years.


     U.S. Government contracts are, by their terms, subject to unilateral termination by the U.S. Government either for its convenience or default by the contractor if the contractor fails to perform the contracts' scope of work. Upon termination other than for a contractor's default, the contractor will normally be entitled to reimbursement for allowable costs and an allowance for profit. Foreign defense contracts generally contain comparable provisions permitting termination at the convenience of the government. To date, none of our significant fixed price contracts have been terminated.


     As is common in the U.S. defense industry, we are subject to business risks, including changes in the U.S. Government's procurement policies (such as greater emphasis on competitive procurement), governmental appropriations, national defense policies or regulations, service modernization plans, and availability of funds. A reduction in expenditures by the U.S. Government for products and services of the type we manufacture and provide, lower margins resulting from increasingly competitive procurement policies, a reduction in the volume of contracts or subcontracts awarded to us or the incurrence of substantial contract cost overruns could materially adversely affect our business.


     Certain of our sales are under foreign military sales (FMS) agreements directly between the U.S. Government and foreign governments. In such cases, because we serve only as the supplier, we do not have unilateral control over the terms of the agreements. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government investigate whether our operations are being conducted in accordance with these laws and regulations. Investigations could result in administrative, civil, or criminal liabilities, including repayments, disallowance of certain costs, or fines and penalties.


     Certain of our sales are direct commercial sales to foreign governments. These sales are subject to U.S. Government approval and licensing under the Arms Export Control Act. Legal restrictions on sales of sensitive U.S. technology also limit the extent to which we can sell our products to foreign governments or private parties.

ENVIRONMENTAL MATTERS

     Our operations are subject to various environmental laws and regulations relating to the discharge, storage, treatment, handling, disposal and remediation of certain materials, substances and wastes used in our operations. We continually assess our obligations and compliance with respect to these requirements.

     In connection with the Aircraft Integration Systems acquisition, we assumed responsibility for implementing certain corrective actions, required under federal law to remediate the Greenville, Texas site location, and to pay a portion of those remediation costs. The hazardous substances requiring remediation have been substantially characterized, and the remediation system has been partially implemented. We have estimated that our share of the remediation cost will not exceed $2.5 million, and will be incurred over a period of 25 years. We have established adequate reserves for these costs.

     We have also assessed the risk of environmental contamination for the various manufacturing facilities of our other acquired businesses and, where appropriate, have obtained indemnification, either from the sellers of those acquired businesses or through pollution liability insurance. We believe that our current operations are in substantial compliance with all existing applicable environmental laws and permits. We believe our current expenditures will allow us to continue to be in compliance with applicable environmental laws and regulations. While it is difficult to determine the timing and ultimate cost to be incurred in order to comply with these laws, based upon available internal and external assessments, with respect to those environmental loss contingencies of which we are aware, we believe that even without considering potential insurance recoveries, if any, there are no environmental loss contingencies that, individually or in the aggregate, would be material to our consolidated results of operations, financial position or cash flows.

     Despite our current level of compliance, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements may require us to incur costs in the future that could have a negative effect on our financial condition, results of operations or cash flows.


PENSION PLANS

     In connection with our 1997 acquisition of the ten business units from Lockheed Martin and the formation of L-3, we assumed certain defined benefit pension plan liabilities for present and former employees and retirees of certain businesses which were transferred from Lockheed Martin to us. Prior to this acquisition, Lockheed Martin received a letter from the Pension Benefit Guaranty Corporation (the "PBGC") which requested information regarding the transfer of such pension plans and indicated that the PBGC believed certain of such pension plans were underfunded using the PBGC's actuarial assumptions. The PBGC assumptions result in a larger liability for accrued benefits than the assumptions used for financial reporting under Statement of Financial Accounting Standards No. 87. The PBGC underfunding is related to the Communication Systems -- West and Aviation Recorders pension plans (the "Subject Plans").

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

     Upon the occurrence of certain events, Lockheed Martin, at its option, has the right to decide whether to cause us to transfer sponsorship of any or all of the Subject Plans to Lockheed Martin, even if the PBGC has not sought to terminate the Subject Plans. Such a triggering event occurred in 1998, but reversed itself in 1999, relating to a decrease in the PBGC-mandated discount rate in 1998 that had resulted in an increase in the underlying liability. We notified Lockheed Martin of the 1998 triggering event, and in February 1999, Lockheed Martin informed us that it had no present intention to exercise its right to cause us to transfer sponsorship of the Subject Plans. If Lockheed Martin did assume sponsorship of these plans, it would be primarily liable for the costs associated with funding the Subject Plans or any costs associated with the termination of the Subject Plans, but we would be required to reimburse Lockheed Martin for these costs. To date, there has been no impact on pension expense and funding requirements resulting from this arrangement. In the event Lockheed Martin assumes sponsorship of the Subject Plans we would be required to reimburse Lockheed Martin for all amounts that it contributes to, or costs it incurs with respect to, the Subject Plans. For the year ended December 31, 2002, we contributed $18.8 million to the Subject Plans. For subsequent years, our funding requirements will depend upon prevailing interest rates, return on pension plan assets and underlying actuarial assumptions.


     We have performed our obligations under the letter agreement with Lockheed Martin and the Lockheed Martin Commitment and have not received any communications from the PBGC concerning actions which the PBGC contemplates taking in respect of the Subject Plans.


EMPLOYEES


     As of December 31, 2002, we employed approximately 27,000 full-time and part-time employees, the majority of whom are located in the United States. Of these employees, approximately 11.8% are covered by 35 separate collective bargaining agreements with various labor unions. We have a continuing need for skilled and professional personnel to meet contract schedules and obtain new and ongoing orders for our products. We believe that relations with our employees are positive.


AVAILABLE INFORMATION


     We are subject to the informational requirements of the Securities Exchange Act of 1934 and, in accordance therewith, file reports and other information with the SEC. Such reports and other information can be inspected and copied at the Public Reference Section of the SEC located at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington D.C. 20549 and at a regional public reference facility maintained by the SEC located at Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661. Copies of such material can be obtained from the Public Reference Section of the SEC at prescribed rates. Such material may also be accessed electronically by means of the SEC's home page on the Internet (http://www.sec.gov).


     You may also obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC or through our website on the Internet at http://www.l-3com.com.

ITEM 2. PROPERTIES


     The table below provides information about our significant facilities and properties as of December 31, 2002.




LOCATION                                           OWNED        LEASED
--------                                         ---------   -----------
                                               (thousands of square feet)
L-3 Corporate Offices, New York, NY ..........        --           40.8
Washington Operations, Arlington, VA .........        --            8.3
SECURE COMMUNICATION & ISR:
 Camden, NJ ..................................        --          575.0
 Greenville, TX ..............................        --        3,043.5
 Salt Lake City, UT ..........................        --          491.6
 Avalon, Australia ...........................        --          151.0
TRAINING, SIMULATION & SUPPORT SERVICES:
 Colorado Springs, CO ........................        --           82.6
 Orlando, FL .................................        --          170.3
 Kirkwood, NY ................................        --          428.0
 Arlington, TX ...............................       21.3          47.5
 Alexandria, VA ..............................        --          108.8
 Arlington, VA ...............................        --          113.4
AVIATION PRODUCTS & AIRCRAFT MODERNIZATION:
 Phoenix, AZ .................................        --           90.0
 Sarasota, FL ................................        --          143.7
 Alpharetta, GA ..............................       93.0           --
 Rolling Meadows, IL .........................       45.0           6.7
 Lexington, KY ...............................        --          128.5
 Waco, TX ....................................      616.1         221.1
 Calgary, Canada .............................       65.5           --
 Edmonton, Canada ............................        --          371.0
SPECIALIZED PRODUCTS:
 Anaheim, CA .................................        --          474.2
 Menlo Park, CA ..............................        --           97.5
 San Carlos, CA ..............................      191.6           --
 San Diego, CA ...............................      196.0         202.6
 Sylmar, CA ..................................        --          253.0
 Largo, FL ...................................       46.4          60.8
 Ocala, FL ...................................      111.7           --
 Teterboro, NJ ...............................        --          250.0
 Hauppauge, NY ...............................       90.0         150.0
 Cinncinatti, OH .............................      222.6           --
 Tulsa, OK ...................................        --          122.7
 Lancaster, PA ...............................        --          146.0
 Philadelphia, PA ............................        --          230.0
 Williamsport, PA ............................      208.6           --
 Arlington, TX ...............................       60.7         135.1
 Grand Prairie, TX ...........................        --          125.0
 Burlington, Canada ..........................        --          124.0
 Leer, Germany ...............................       32.2          33.2

     At December 31, 2002, in the aggregate, we owned approximately 2.1 million square feet and leased approximately 11.0 million square feet of manufacturing facilities and properties.

ITEM 3. LEGAL PROCEEDINGS


     From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe that there is no litigation pending that could have a material adverse effect on our consolidated results of operations, financial condition or cash flows.


     On August 6, 2002, Aviation Communication & Surveillance Systems, LLC
(ACSS), a subsidiary of L-3 Communications Corporation, was sued by Honeywell International Inc. and Honeywell Intellectual Properties, Inc. (collectively, "Honeywell") for alleged infringement of patents that relate to terrain awareness avionics. The lawsuit was filed in the United States District Court for the District of Delaware. In December 2002, Honeywell withdrew without prejudice the lawsuit against ACSS and agreed to proceed with non-binding arbitration. If the matter is not resolved through arbitration, Honeywell may reinstitute the litigation after August 14, 2003. We had previously investigated the Honeywell patents and believe that ACSS has valid defenses against Honeywell's patent infringement suit. In addition, ACSS has been indemnified to a certain extent by Thales Avionics, which provided ACSS with the alleged infringing technology. Thales Avionics owns 30% of ACSS. In the opinion of management, the ultimate disposition of Honeywell's pending claim will not result in a material liability to us.


     On November 18, 2002, we initiated a proceeding against OSI Systems, Inc.
(OSI) in the United States District Court sitting in the Southern District of New York (the "New York action") seeking, among other things, a declaratory judgment that we had fulfilled all of our obligations under a letter of intent with OSI (the "OSI Letter of Intent"). Under the OSI Letter of Intent we were to negotiate definitive agreements with OSI for the sale of certain businesses we acquired from PerkinElmer, Inc. on June 14, 2002. On December 23, 2002, OSI responded by filing suit against us in the United States District Court sitting in the Central District of California (the "California action") alleging, among other things, that we breached our obligations under the OSI Letter of Intent and seeking damages in excess of $100 million, not including punitive damages. On February 7, 2003, OSI filed an answer and counterclaims in the New York action that asserted substantially the same claims OSI had raised in the California action. We have filed a motion to have the California action dismissed in favor of the New York action. Under the OSI Letter of Intent, we proposed selling to OSI the conventional detection business and the ARGUS business that we recently acquired from PerkinElmer, Inc. Negotiations with OSI lasted for almost one year and ultimately broke down over issues regarding, among other things, intellectual property, product-line definitions, allocation of employees and due diligence. We believe that the claims asserted by OSI in its suit are without merit and intend to defend against the OSI claims vigorously.


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




                                              PRICE RANGE
                                            OF COMMON STOCK
                                       -------------------------
                                           HIGH          LOW
                                       -----------   -----------
FISCAL YEAR ENDED DECEMBER 31, 2001:
Quarter Ended:
   March 31, 2001 ..................    $  45.00      $  32.50
   June 30, 2001 ...................       44.45         38.04
   September 30, 2001 ..............       43.73         31.24
   December 31, 2001 ...............       48.24         39.70
FISCAL YEAR ENDED DECEMBER 31, 2002:
Quarter Ended:
   March 31, 2002 ..................    $  58.23      $  44.09
   June 30, 2002 ...................       65.99         51.35
   September 30, 2002 ..............       57.50         42.29
   December 31, 2002 ...............       53.75         41.09

     On February 28, 2003, the closing price of L-3 Holdings common stock, as reported by the NYSE, was $36.12 per share and the number of holders of L-3 Holdings' common stock was approximately 67,300.

     L-3 Communications is a wholly owned subsidiary of L-3 Holdings.


EQUITY COMPENSATION PLAN INFORMATION

     The table below sets forth information with respect to shares of L-3 Holdings common stock that may be issued under our equity compensation plans as of December 31, 2002.




                                               NUMBER OF                                NUMBER OF SECURITIES
                                            SECURITIES TO BE         WEIGHTED-         REMAINING AVAILABLE FOR
                                              ISSUED UPON         AVERAGE EXERCISE      FUTURE ISSUANCE UNDER
                                              EXERCISE OF             PRICE OF           EQUITY COMPENSATION
                                              OUTSTANDING           OUTSTANDING           PLANS (EXCLUDING
                                           OPTIONS, WARRANTS     OPTIONS, WARRANTS     SECURITIES REFLECTED IN
PLAN CATEGORY                                  AND RIGHTS            AND RIGHTS              COLUMN (A))
---------------------------------------   -------------------   -------------------   ------------------------
                                                   (a)                  (b)                     (c)
Equity compensation plans approved
 by security holders ..................        9,274,063(1)        $    24.71(2)             2,937,099
Equity compensation plans not
 approved by security holders .........               --                   --                      --
                                               -----------         ------------              ---------
    Total .............................        9,274,063           $    24.71                2,937,099
                                               ===========         ============              =========

----------
(1) Includes the 1999 Long-term Performance Plan and the 1997 Stock Option Plan. Included in column (a) are restricted stock awards of 250,520 shares.

(2) The calculation of the weighted average exercise shares price excludes the effect of the restricted stock awards of 250,520 shares, which have been granted to employees at no cost.

DIVIDEND POLICY

     L-3 Holdings currently intends to retain its earnings to finance future growth. Therefore, L-3 Holdings does not anticipate paying any cash dividends on its common stock in the foreseeable future. Since its formation, L-3 Holdings has not paid any cash dividends to its stockholders. Any determination as to the payment of dividends will depend upon the future results of operations, capital requirements and financial condition of L-3 Holdings and its subsidiaries and such other facts as the Board of Directors of L-3 Holdings may consider, including any contractual or statutory restrictions on L-3 Holdings' ability to pay dividends. Moreover, L-3 Holdings is a holding company and its ability to pay dividends is dependent upon receipt of dividends, distributions, advances, loans or other cash transfers from L-3 Communications. Certain outstanding debt instruments of L-3 Communications limit its ability to pay dividends or other distributions on its common stock or to make advances, loans or other cash transfers to L-3 Holdings.


ITEM 6. SELECTED FINANCIAL DATA

     We derived the selected financial data presented below at December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002 from our audited consolidated financial statements included elsewhere herein. We derived the selected financial data presented below for the years ended December 31, 1999 and 1998 and at December 31, 2000, 1999 and 1998 from our audited consolidated financial statements not included herein. You should read the selected financial data together with our "Management's Discussion and Analysis of Results of Operations and Financial Condition" and our audited consolidated financial statements. The results of operations are impacted significantly by our acquisitions described elsewhere herein.





                                                YEAR ENDED DECEMBER 31,
                                            --------------------------------
                                                 2002            2001
                                            ------------- ------------------
                                             (in millions, except per share
                                                         data)
STATEMENT OF OPERATIONS DATA:
Sales .....................................   $4,011.2        $2,347.4
                                              --------        --------
Operating income ..........................      454.0           275.3(1)
Interest expense, net of interest and other
 income ...................................      117.5            84.5
Minority interest .........................        6.2             4.5
Provision for income taxes ................      117.9            70.8
                                              --------        --------
Income before extraordinary loss and
 cumulative effect of a change in
 accounting principle .....................      212.4           115.5
Extraordinary loss on extinguishment of
 debt .....................................       (9.9)             --
Cumulative effect of a change in
 accounting principle .....................      (24.4)             --
                                              ---------       --------
Net income ................................   $  178.1        $   115.5(2)
                                              =========       =========
Earnings per common share:
 Basic:
   Income before extraordinary loss and
    accounting change .....................   $    2.44       $    1.54(3)
   Extraordinary loss .....................       (0.11)             --
   Accounting change ......................       (0.28)             --
                                              ---------       ---------
   Net income .............................   $    2.05       $    1.54(3)
                                              =========       =========



                                                            YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------------
                                                   2000               1999               1998
                                            ------------------ ------------------ ------------------
                                                      (in millions, except per share data)
STATEMENT OF OPERATIONS DATA:
Sales .....................................     $1,910.1           $1,405.5           $1,037.0
                                                --------           ---------          --------
Operating income ..........................        222.7(1)           150.5(1)           100.3(1)
Interest expense, net of interest and other
 income ...................................         88.6               55.1               46.8
Minority interest .........................           --                 --                 --
Provision for income taxes ................         51.4               36.7               20.9
                                                --------           --------           --------
Income before extraordinary loss and
 cumulative effect of a change in
 accounting principle .....................         82.7               58.7               32.6
Extraordinary loss on extinguishment of
 debt .....................................           --                 --                 --
Cumulative effect of a change in
 accounting principle .....................           --                 --                 --
                                                --------           --------            -------
Net income ................................     $   82.7(2)        $  58.7(2)          $  32.6(2)
                                                ========           =======             ========
Earnings per common share:
 Basic:
   Income before extraordinary loss and
    accounting change .....................     $    1.24(3)       $  0.91(3)          $  0.66(3)
   Extraordinary loss .....................            --               --                  --
   Accounting change ......................            --               --                  --
                                                ---------          -------             -------
   Net income .............................     $    1.24(3)       $  0.91(3)          $  0.66(3)
                                                =========          =======             =======

                                                                        YEAR ENDED DECEMBER 31,
                                            -------------------------------------------------------------------------------
                                                2002           2001             2000             1999             1998
                                            -----------   --------------   --------------   --------------   --------------
                                                                 (in millions, except per share data)
STATEMENT OF OPERATIONS DATA (CONTINUED):
 Diluted:
   Income before extraordinary loss and
    accounting change ...................   $    2.29      $    1.47(3)     $    1.18(3)     $    0.88(3)     $    0.63(3)
   Extraordinary loss ...................       (0.11)            --               --               --               --
   Accounting change ....................       (0.25)            --               --               --               --
                                            ---------      ----------       ---------        ---------        ---------
   Net income ...........................   $    1.93      $    1.47(3)     $    1.18(3)     $    0.88(3)     $    0.63(3)
                                            =========      =========        =========        =========        =========
Weighted average common shares
 outstanding:
   Basic ................................       86.9           74.9             66.7             64.2             49.4
   Diluted ..............................       97.4           85.4             69.9             67.0             51.8
BALANCE SHEET DATA (AT PERIOD END):
Working capital .........................   $  942.7       $  717.8         $  360.9         $  255.5         $  157.8
Total assets ............................    5,242.3        3,339.2          2,463.5          1,628.7          1,285.4
Long-term debt ..........................    1,847.8        1,315.3          1,095.0            605.0            605.0
Minority interest .......................       73.2           69.9                --               --               --
Shareholders' equity ....................    2,202.2        1,213.9            692.6            583.2            300.0

----------
(1) Effective January 1, 2002, we ceased amortizing goodwill. Goodwill amortization expense recorded in years prior to 2002 was $42.3 million in 2001, $35.0 million in 2000, $20.6 million in 1999 and $13.8 million in 1998.

(2) Net income, as adjusted to exclude goodwill amortization expense, net of income tax expense, was $149.4 million in 2001, $112.3 million in 2000, $76.2 million in 1999 and $43.7 million in 1998.

(3) Basic earnings per share, as adjusted, was $1.99 in 2001, $1.68 in 2000, $1.19 in 1999 and $0.89 in 1998. Diluted earnings per share, as adjusted, was $1.87 in 2001, $1.61 in 2000, $1.14 in 1999 and $0.84 in 1998.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


OVERVIEW

     We are a leading merchant supplier of secure communications and intelligence, surveillance and reconnaissance (ISR) systems, training, simulation and support services, aviation products and aircraft modernization, as well as specialized products. Our customers include the DoD and prime contractors thereof, certain U.S. Government intelligence agencies, major aerospace and defense contractors, foreign governments, commercial customers and certain other U.S. federal, state and local government agencies. We have the following four reportable segments: (1) Secure Communications & ISR; (2) Training, Simulation & Support Services; (3) Aviation Products & Aircraft Modernization; and (4) Specialized Products.

     Our Secure Communications & ISR segment provides products and services for the global ISR market as well as secure, high data rate communications systems and equipment primarily for military and other U.S. Government reconnaissance and surveillance applications. We believe our systems and products are critical elements of virtually all major communication, command and control, intelligence gathering and space systems. Our systems and products are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring and dissemination functions of these communication systems. Our Training, Simulation & Support Services segment produces training systems and related support services, and provides a wide range of engineering development and integration support, a full range of teaching, training, logistics and communication software support services, crisis management software and custom ballistic targets. Our Aviation Products & Aircraft Modernization segment provides our TCAS products, cockpit voice, flight data and cruise ship hardened voyage recorders, ruggedized custom displays and specialized aircraft modernization, upgrade and maintenance services. Our Specialized Products segment provides ocean products, telemetry, instrumentation, space and guidance products, premium fuzing products, security systems, training devices and motion simulators, video security and surveillance and electro-optic surveillance systems, ruggedized commercial-off-the-shelf technology and microwave components.

     In recent years, domestic and worldwide political and economic developments have significantly affected the markets for defense systems, products and services. Two events in 2001 had a dramatic impact on the domestic and international political and economic landscape. They impacted L-3 and the defense industry generally. First, the events of September 11 created uncertainty and exposed vulnerabilities in the security and the overall defense of the U.S. homeland. Second, in the conclusions of the U.S. Quadrennial Defense Review (QDR) completed during 2001 there was a fundamental and philosophical shift in focus from a "threat-based" model to one that emphasizes the capabilities needed to defeat a full spectrum of adversaries. Transforming the nation's defense posture to a capabilities-based approach involves creating the ability for a more flexible response, with greater force mobility, stronger space capabilities, missile defense, improved and network-centric communications and information systems security and an increased emphasis on homeland defense.

     The actual fiscal 2003 DoD budget authority was $365 billion and the DoD budget request for fiscal years 2004 through 2009 indicate a compounded annual growth rate of 5.8% with $484 billion for fiscal 2009. More important are the trends for the "investment account" which is comprised of the procurement and research, development, test and evaluation (RDT&E) components of the DoD budget. We believe the investment account is a better indicator of the portion of the DoD budget that is applicable to defense contractors. The investment account increased 15% in fiscal year 2003 to $127 billion and the DoD budget investment account requests for fiscal years 2004 to 2009 indicate a compounded annual growth rate of 7.5% with $182 billion in fiscal year 2009. Additionally, the DoD budgets have experienced increased focus on command, control, communications, intelligence, surveillance and reconnaissance (C3ISR), precision-guided weapons, unmanned aerial vehicles (UAVs), network-centric communications, Special Operations Forces (SOF) and missile defense. We believe L-3 is well positioned to benefit from increased spending in those areas. In addition, increased emphasis on homeland defense may increase demand for our capabilities in areas such as security systems, information security, crisis management, preparedness and prevention services, and civilian security operations. While there is no assurance that the requested DoD budget increases will be approved by Congress, after over a decade of downward trends, the current outlook is one of continued increased DoD spending, which we believe would positively affect our future orders and sales and favorably affect our future operating profits because of increased sale volumes.

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

ACQUISITIONS AND DIVESTITURES


     The table below summarizes the more significant acquisitions that we have completed during the three years ended December 31, 2002.




                                                                                            PURCHASE
ACQUIRED BUSINESS                                               DATE ACQUIRED               PRICE(1)
---------------------------------------------------------   --------------------   --------------------------
                                                                                          (in millions)
Training Devices and Training Services (TDTS) business
 of Raytheon Company                                         February 10, 2000         $   158.1 (2)
LNR and EMP businesses of Trex Communications
 Corporation                                                 February 14, 2000         $    49.3
Traffic Alert and Collision Avoidance Systems business
 of Honeywell International Inc.                                April 28, 2000         $   239.2
MPRI, Inc.                                                       June 30, 2000         $    39.6
Coleman Research Corporation                                 December 29, 2000         $    62.3 (3)
KDI Precision Products                                             May 4, 2001         $    78.9
EER Systems                                                       May 31, 2001         $   124.4
Spar Aerospace Limited                                       November 23, 2001         $   146.8
Emergent Government Services Group                           November 30, 2001         $    39.8 (4)
BT Fuze Products                                             December 19, 2001         $    51.1 (5)
SY Technology (SY)                                           December 31, 2001         $    58.5 (6)
Aircraft Integration Systems (AIS) business of
 Raytheon Company                                                March 8, 2002         $ 1,148.7 (7)
Detection Systems                                                June 14, 2002         $   110.0 (8)
Telos Corporation (a California Corporation)                     July 19, 2002         $    22.3
ComCept, Inc.                                                    July 31, 2002         $    25.5 (9)(10)
Technology, Management and Analysis Corporation
  (TMA)                                                     September 23, 2002         $    51.4 (9)(11)
Electron Devices and Displays-Navigation Systems --
 San Diego businesses of Northrop Grumman                     October 25, 2002         $   135.0 (9)(12)
Wolf Coach, Inc.                                              October 31, 2002         $     4.2 (9)(13)
International Microwave Corporation (IMC)                     November 8, 2002         $    40.7 (9)(14)
Westwood Corporation                                         November 13, 2002         $    22.1
Wescam Inc.                                                  November 21, 2002         $   124.3
Ship Analytics, Inc.                                         December 19, 2002         $    12.5 (9)(15)

----------
(1) The purchase price represents the contractual consideration for the acquired business excluding adjustments for net cash acquired and acquisition costs.


(2) Following the acquisition we changed TDTS's name to L-3 Communications Link Simulation and Training.


(3) Includes $2.3 million of additional preliminary purchase price yet to be paid that was based on the financial performance of Coleman for the year ended December 31, 2001.


(4) Following the acquisition, we changed Emergent Government Services Group's name to L-3 Communications Analytics.


(5) Excludes additional purchase price, not to exceed $2.5 million, which is contingent upon the financial performance of BT Fuze Products for the year ending December 31, 2003.


(6) Excludes additional purchase price, not to exceed $3.0 million, which is contingent upon the financial performance of SY for the year ended December 31, 2002 and the year ending December 31, 2003.


(7) Includes $18.7 million related to additional assets contributed by Raytheon Company (Raytheon) to AIS. Following the acquisition, we changed AIS's name to L-3 Communications Integrated Systems (IS). The purchase price is subject to adjustment based on actual closing date tangible net assets.


(8) Includes a $10.0 million preliminary purchase price adjustment. The purchase price is subject to further adjustment based on actual closing date net working capital.

(9) The purchase price is subject to adjustment based on actual closing date net assets or net working capital of the acquired business.

(10) The purchase price consists of $14.9 million of cash and 229,494 shares of L-3 Holdings common stock valued at $10.6 million. Excludes additional purchase price in the form of L-3 Holdings common stock, which is contingent upon the financial performance of ComCept for the fiscal years ending June 30, 2003 and 2004. The maximum additional L-3 Holdings common stock payable is 219,088 shares.

(11) Excludes additional purchase price, not to exceed $7.0 million, which is contingent upon the financial performance of TMA for the twelve months ended September 30, 2003. Following the acquisition, we changed its name to L-3 Communications TMA Corporation.

(12) Following the acquisition, we changed the name of the Displays-Navigation Systems -- San Diego business to L-3 Ruggedized Command & Control.

(13) Excludes additional purchase price, not to exceed $4.1 million, which is contingent upon the financial performance of Wolf Coach for the years ending December 31, 2003, 2004 and 2005.

(14) Excludes additional purchase price, not to exceed $5.0 million, which is contingent upon the financial performance of IMC for the year ending December 31, 2003.

(15) Excludes additional purchase price, not to exceed $13.5 million, which is contingent upon the financial performance of Ship Analytics for the years ending December 31, 2003, 2004 and 2005.
----------
     Additionally, we purchased other businesses during 2000, 2001 and 2002, which individually and in the aggregate were not material to our consolidated results of operations, financial position or cash flows in the year acquired.

     On January 29, 2003 we agreed to acquire Goodrich Avionics Systems, a division of Goodrich Corporation, for $188.0 million in cash. The acquisition is subject to customary closing conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvement Act. We expect to complete the acquisition in March 2003.

     All of our acquisitions have been accounted for as purchase business combinations and are included in our consolidated results of operations from their respective effective dates.

     On May 31, 2001, we sold a 30% interest in Aviation Communications and Surveillance Systems LLC (ACSS), which comprises our TCAS business, to Thales Avionics, a wholly owned subsidiary of Thales (formerly Thomson-CSF), for $75.2 million of cash. We continue to consolidate the financial statements of ACSS.

     We regularly evaluate potential acquisitions and joint venture transactions, but we have not entered into any other agreements with respect to any material transactions at this time.

     IS Acquisition. In March 2002, L-3 completed its largest and most significant acquisition since L-3's formation in April 1997, with the acquisition of the Aircraft Integration Systems (AIS) business from Raytheon for approximately $1.2 billion in cash. Following the closing of the acquisition we changed the name of AIS to L-3 Communications Integrated Systems
(IS). The IS acquisition expanded L-3's operations in a critical DoD priority area that we believe is central to the DoD's transformation to network-centric warfare, which is a layered communications architecture that enables military platforms from space, air, sea and ground to share information on a real-time basis. Both IS and ComCept, which we acquired in July 2002, are leaders in assisting the DoD in charting the future warfighting activities to achieve the persistent Intelligence, Surveillance and Reconnaissance (ISR) needed to become a more mobile, responsive and lethal force. We believe that L-3 is now at the forefront of assisting in the development of seamless integrated command, control, communications and ISR (C3ISR).

     During the fourth quarter of 2002, L-3 completed its final purchase price allocation of the acquisition date balance sheet for the IS acquired assets and assumed liabilities. This allocation reflects the final appraisals and other valuations of the fair value for the IS acquired assets and assumed liabilities, as well as the results from the audit of AIS's acquired net assets that was performed by our independent auditors (See Note 3 to consolidated financial statements). The adjustments included in the final purchase price allocation increased the intangible assets (primarily goodwill) that we initially recorded for the IS acquisition by $140.6 million. This increase to the IS intangible assets does not include any adjustment for the final purchase price of AIS, which will be based on the difference between AIS's final closing date net tangible book value, as defined in the AIS asset purchase agreement, and the AIS net tangible book value as of September 30, 2001, which we expect to result in a reduction to the AIS purchase price. We have submitted our proposed purchase price adjustment in accordance with the asset purchase agreement to Raytheon, the seller of the AIS business, which amounts to a reduction of $100 million to the final purchase price submitted by Raytheon to L-3. We expect to resolve the final purchase price for AIS with Raytheon in 2003. Any amount received by L-3 for a reduction to the AIS purchase price will be recorded as a reduction to the IS goodwill.


     The most significant adjustments to the initial purchase price allocation pertain to revisions of $86.1 million to update estimated costs to complete the AIS acquired contracts as of the date of acquisition to reflect circumstances that existed prior to the date of acquisition, and $74.5 million of adjustments resulting from the valuation of acquired contracts in process at their estimated contract values, less L-3's estimated costs to complete the contracts and a reasonable profit allowance on L-3's completion effort. The AIS acquired contracts in process had aggregate contract values of approximately $3.9 billion, including funded and unfunded amounts, with approximately $1.0 billion of funded backlog at the date of acquisition.


     The majority of the revisions to estimated costs to complete acquired contracts relate to the Sea Sentinel contract, with other amounts relating to the Extract, Peace Pioneer, SIVAM, SRP and LC-130 contracts. The AIS acquired contracts in process reflected in L-3's initial purchase price allocation were based on September 2001 contract estimates prepared by AIS. L-3 updated AIS's September 2001 contract estimates for the five months of activity and changes in circumstances, which occurred before the effective date of the acquisition, March 1, 2002, in order to complete the audit of the AIS acquired net assets and prepare the final purchase price allocation. L-3 was not able to finalize and complete its assessments of the estimated costs to complete the AIS contracts until after we acquired AIS and obtained full access to the data underlying the contracts enabling us to perform complete "bottoms-up" estimates for all of the AIS contracts. Most of the revisions related to foreign contracts for which we do not expect any significant contract renewals after we complete them. The largest adjustment related to Sea Sentinel which is a $450 million, firm fixed-price contract with the Royal Australian Air Force (RAAF), that was awarded to AIS in August 1994. The contract provides the RAAF with upgraded mission equipment on 18 P-3C RAAF aircraft and the delivery and installation of an operational mission simulator, a systems engineering laboratory and a mission replay and analysis module. AIS experienced design, schedule and cost growth problems on the Sea Sentinel contract for several years. As of March 1, 2002, AIS had delivered three of the total 18 aircraft required to be delivered under the contract, none of the aircraft had been accepted by the customer and $435 million of the Sea Sentinel contract value of $450 million had been recognized as revenue. L-3 believes that it has resolved all of the major performance issues on Sea Sentinel, and since the acquisition we have delivered four additional aircraft to the customer and seven aircraft have been accepted by the customer. We expect to deliver the final aircraft to the customer in February 2005.


     We expect to increase the sales and improve the operating margins and cash flows of the IS acquired business by implementing cost reduction actions and business processes and controls, which L-3 undertakes for all of its acquisitions. The cost reduction actions include reducing overhead and administration costs of our acquired businesses, which we accomplish by maintaining disciplined cost controls. We also have placed new financial management at IS and have performed a comprehensive review of all direct and indirect costs for each department of the business to eliminate non-value added costs and expenses and staff functions. We also have implemented L-3's disciplined contract bid and proposal controls to improve competitive contract award win rates and increase profitability on IS's future contract renewals and new business. As a result of these undertakings, we expect to increase the average profit rate that IS earns on the new contracts and contract renewals awarded after the acquisition date, and by the end of the first half of 2003 we expect to reduce the annual operating costs and expenses of the IS business by more than $50 million.

CRITICAL ACCOUNTING POLICIES


     Our significant accounting policies are described in Note 2 to the consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs and expenses during the reporting period. The most significant of these estimates and assumptions relate to contract estimates of sales and estimated costs to complete contracts in process, estimates of market values for inventories reported at lower of cost or market, estimates of pension and postretirement benefit obligations, recoverability of recorded amounts of fixed assets, identifiable intangible assets and goodwill, income taxes, including the valuations of deferred tax assets, litigation and environmental obligations. Actual amounts will differ from these estimates. We believe that critical accounting estimates have the following attributes: (1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and (2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations. We believe the following critical accounting policies contain the more significant judgements and estimates used in the preparation of our financial statements.


     Contract Revenue Recognition and Contract Estimates. The substantial majority of our sales to the U.S. Government and certain of our sales to foreign governments and commercial customers are made pursuant to written contractual arrangements or "contracts" to design, develop, manufacture and/or modify complex products, to the buyers' (customer's) specifications and to provide services related to the performance of such contracts. These contracts are within the scope of the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1), and cost-reimbursable contracts with the U.S. Government are also specifically within the scope of Accounting Research Bulletin No. 43, Chapter 11, Section A, Government Contracts, Cost-Plus-Fixed Fee Contracts (ARB 43). Certain of our contracts with the U.S. Government are multi-year contracts that are funded annually by the customer, and sales on these multi-year contracts are based on amounts appropriated (funded) by the U.S. Government.


     Sales and profits on fixed-price contracts are recognized using percentage-of-completion methods of accounting. Sales and profits on fixed-price production contracts whose units are produced and delivered in a continuous or sequential process are recorded as units are delivered based on their selling prices (the "units-of-delivery" method). Sales and profits on other fixed-price contracts are recorded based on the ratio of total actual incurred costs to date to the total estimated costs at completion of the contract for each contract (the "cost-to-cost method"). Under the percentage-of-completion methods of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance which can exceed one year.


     Accounting for the sales and profit on a fixed-price contract requires estimates of (1) the contract value or total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract's scope of work and (3) the measurement of progress towards completion. The estimated profit or loss on a contract is equal to the difference between the total contract value and the estimated total cost at completion. Under the units-of-delivery percentage-of-completion method, sales on a fixed-price contract are recorded as the units are delivered during the period at an amount equal to the contractual selling price of those units. Under the cost-to-cost percentage-of-completion method, sales on a fixed-price contract are recorded at amounts equal to the ratio of cumulative costs incurred to date to total estimated costs at completion multiplied by the contract value, less the cumulative sales recognized in prior periods. The profit recorded on a contract in any period under both the units-of-delivery method and cost-to-cost method is equal to the current estimated total profit margin for the contract stated as a percentage of contract revenue multiplied by the cumulative sales recorded less the cumulative profit previously recorded. Adjustments to original estimates for a contract's revenues, estimated costs at completion and estimated total profit are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. These changes are recorded on a cumulative catch-up basis in the period they are determined to be necessary.

     Sales and profits on a cost-reimbursable contract are recognized as allowable costs are incurred on the contract and become billable to the customer, in an amount equal to the allowable costs plus the profit on those cost which is generally fixed or variable based on the contract fee arrangement. Thus, cost- reimbursable contracts are generally not subject to the same estimation risks that affect fixed price contracts.

     The impact of revisions in profit estimates on both fixed-price and cost-reimbursable contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. Provisions for anticipated losses on contracts are recorded in the period in which they become evident. Amounts representing contract change orders or claims are included in sales only when they can be reliably estimated and their realization is reasonably assured. The revisions in contract estimates, if significant, can materially affect our results of operations and cash flows, as well as our valuations of contracts in process.

     For the year ended December 31, 2002: (1) sales on fixed-price contracts recognized using the units-of-delivery percentage-of-completion method accounted for approximately 22.4% of total sales, (2) sales on fixed-price contracts recognized using the cost-to-cost percentage of completion method accounted for approximately 32.7% of total sales, and (3) sales on cost-reimbursable contracts, which are recognized as costs are incurred, accounted for approximately 34.2% of total sales. The remaining 10.7% of sales for the year ended December 31, 2002 pertain to fixed-price sales arrangements principally with commercial customers, which were not within the scope of SOP 81-1 or ARB 43 and were recorded as products are delivered and services are performed.

     Goodwill and Intangible Assets. L-3 reviews goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also reviews goodwill annually in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with SFAS No. 141, Business Combinations, L-3 recorded identifiable intangible assets, such as customer relationships, that are acquired in connection with a business acquisition. The value assigned to identifiable intangible assets are determined based on estimates and judgements regarding expectations for future contract renewals and their related cash flows and the life cycle of acquired products and their related cash flows. If actual future contract renewals, differ significantly from the estimates, we may be required to record an impairment charge to write down the identifiable intangible asset to its realizable value. In addition, SFAS No. 142 requires that goodwill be tested annually using a two-step process. The first step is to identify any potential impairment by comparing the carrying value of the reporting unit to its fair value. If a potential impairment is identified, the second step is to compare the implied fair value of goodwill with its carrying amount to measure the impairment loss. The fair value of a reporting unit is estimated using a discounted cash flow valuation approach, and is dependent on estimates for future sales, operating income, depreciation and amortization, income tax payments, working capital changes, and capital expenditures, as well as, expected growth rates for cash flows and long-term interest rates, all of which are impacted by economic conditions related to the industries in which we operate as well as conditions in the U.S. capital markets. A decline in estimated fair value of a reporting unit could result in an unexpected impairment charge to goodwill, which could have a material adverse effect on our business, financial condition and results of operations.

     Pension Plan and Postretirement Benefit Plan Obligations. The obligations for our pension plans and postretirement benefit plans and the related annual costs of employee benefits are calculated based on several long-term assumptions, including discount rates, rates of return on plan assets, expected annual rates for salary increases for employee participants in the case of pension plans, and expected annual increases in the costs of medical and other health care benefits in the case of postretirement benefit obligations. These long-term assumptions are subject to revision based on changes in interest rates, financial market conditions, expected versus actual returns on plan assets, participant mortality rates and other actuarial assumptions, future rates of salary increases, benefit formulas and levels, and rates of increase in the costs of benefits. Such changes, if significant, can materially affect the amount of annual net periodic benefit costs recognized in results of operations, our liabilities for the pension plans and postretirement benefit plans, and our annual cash requirements to fund these plans.

     Valuation of Deferred Income Tax Assets and Liabilities. At December 31, 2002, we had net deferred tax assets of $290.8 million, including $6.6 million for net operating loss carryforwards and $38.4 million for tax credit carryforwards which are subject to various limitations and will expire if unused within their respective carryforward periods. Deferred income taxes are determined separately for each of our tax-paying entities in each tax jurisdiction. The future realization of our deferred income tax assets ultimately depends on our ability to generate sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback and carryforward periods available under the tax law, and to a lesser extent, our ability to execute successful tax planning strategies. Based on our estimates of the amounts and timing of future taxable income and tax planning strategies, we believe that we will realize our recorded deferred tax assets. A change in the ability of our operations to continue to generate future taxable income, or our ability to implement desired tax planning strategies, could affect our ability to realize the future tax deductions underlying our net deferred tax assets, and require us to provide a valuation allowance against our net deferred tax assets. Such changes, if significant, could have a material impact in our effective tax rate, results of operations and financial position in any given period.


RESULTS OF OPERATIONS


     The following information should be read in conjunction with our consolidated financial statements. Our results of operations for the periods presented are impacted significantly by our acquisitions (See Note 3 to the consolidated financial statements for a discussion of our acquisitions, including pro forma sales, net income and diluted earnings per share data for the years ended December 31, 2002 and 2001.). We present our sales and cost and expenses in two categories on the statement of operations, "Contracts, primarily U.S. Government" and "Commercial, primarily products", which are based on how we recognize revenue. Sales and costs and expenses for L-3's businesses that are primarily U.S. Government contractors are presented as "Contracts, primarily U.S. Government." The sales for L-3's U.S. Government contractor businesses are transacted using written contractual arrangements or "contracts" for products and services according to the specifications of the customer and are within the scope of SOP 81-1 and ARB 43. Sales reported under "Contracts, primarily U.S. Government" also include certain sales by L-3's U.S. Government contractor businesses transacted using contracts for domestic and foreign commercial customers which also are within the scope of SOP 81-1. Sales and costs and expenses for L-3's businesses whose customers are primarily commercial customers are presented as "Commercial, primarily products". These sales to commercial customers are not within the scope of SOP 81-1 or ARB 43, and are recognized in accordance with SEC SAB No. 101. L-3's commercial businesses are substantially comprised of Aviation Communication & Surveillance Systems (ACSS), Aviation Recorders, Microwave components, Detection Systems business acquired from Perkin Elmer, Inc., Satellite Networks, and PrimeWave Communications. The tables below provides selected statement of operations data for L-3's U.S. Government contractor businesses and L-3's commercial businesses, and for each of L-3's reportable segments for the years ended December 31, 2002, 2001 and 2000.

                         STATEMENT OF OPERATIONS DATA



                                                                       YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------------
                                                            2002              2001                 2000
                                                          --------         --------             --------
                                                                            (in millions)
SALES:
Contracts, primarily U.S. Government ...............      $3,581.1         $1,932.2             $1,584.8
Commercial, primarily products .....................         430.1            415.2                325.3
                                                          --------         --------             --------
   Total ...........................................      $4,011.2         $2,347.4             $1,910.1
                                                          ========         ========             ========
OPERATING INCOME:
Contracts, primarily U.S. Government ...............      $  443.6         $  232.6(1)          $ 196.6(1)
Commercial, primarily products .....................          10.4             42.7(1)             26.1(1)
                                                          --------         --------             -------
   Total ...........................................      $  454.0         $  275.3             $ 222.7
                                                          ========         ========             ========
SALES BY REPORTABLE SEGMENT(2):
Secure Communications & ISR ........................      $  997.8         $  450.5             $  393.0
Training, Simulation & Support Services ............         806.3            596.8                283.4
Aviation Products & Aircraft Modernization .........         733.0            263.3                209.1
Specialized Products ...............................       1,474.1          1,036.8              1,024.6
                                                          --------         --------             --------
   Total ...........................................      $4,011.2         $2,347.4             $1,910.1
                                                          ========         ========             ========
OPERATING INCOME BY REPORTABLE SEGMENT:
Secure Communications & ISR ........................      $  104.1         $   32.0(1)          $  54.1(1)
Training, Simulation & Support Services ............          96.5             65.7(1)             23.5(1)
Aviation Products & Aircraft Modernization .........         105.1             85.6(1)             66.9(1)
Specialized Products ...............................         148.3             92.0(1)             78.2(1)
                                                          --------         --------             -------
   Total ...........................................      $  454.0         $  275.3             $ 222.7
                                                          ========         ========             =========

----------
(1) Operating income includes goodwill amortization expense for the years ended December 31, 2001 and 2000 as follows:



                                                                    2001         2000
                                                                    -----        -----
         Contracts, primarily U.S. Government ................      $31.3        $25.0
         Commercial, primarily products ......................       11.0         10.0
                                                                    -----        -----
            Total ............................................      $42.3        $35.0
                                                                    =====        =====
         Secure Communications & ISR .........................      $ 3.8        $ 3.7
         Training, Simulation & Support Services .............        7.1          3.6
         Aviation Products & Aircraft Modernization ..........        7.7          6.5
         Specialized Products ................................       23.7         21.2
                                                                    -----        -----
            Total ............................................      $42.3        $35.0
                                                                    =====        =====

(2) Sales are after intersegment eliminations. See Note 18 to the consolidated financial statements.
----------

 YEAR ENDED DECEMBER 31, 2002 COMPARED WITH YEAR ENDED DECEMBER 31, 2001

     Consolidated sales increased $1,663.8 million to $4,011.2 million for 2002 from $2,347.4 million for 2001. For 2002, sales grew $347.4 million, or 14.8%, excluding the increase in sales from acquired businesses of $1,316.4 million discussed below. Had these acquisitions occurred on January 1, 2001, pro forma sales for 2002 would have been $4,699.1 million, an increase of 13.5% over pro forma sales of $4,139.6 million for 2001 (See Note 3 to the consolidated financial statements).

     Sales from "Contracts, primarily U.S. Government" increased $1,648.9 million to $3,581.1 million for 2002 from $1,932.2 million for 2001. The Analytics, BT Fuze, ComCept, EER, Electron Devices, IS, KDI, Ruggedized Command & Control, Ship Analytics, Spar, SY, Telos, TMA, Wescam and Westwood acquired businesses contributed $1,222.5 million of the increase in sales. Excluding these acquisitions, sales grew $426.4 million, or 22.1%, in 2002. Volume increased $320.9 million for explosive detection systems, $156.8 million for secure communication systems, $20.6 million for training services and devices, $20.1 million for navigation and guidance products and $8.1 million for military displays products. These sales increases were partially offset by declines of $17.3 million on naval power equipment and $14.5 million on static transfer switches used for commercial applications. Sales of ballistic missile targets and services declined $53.0 million. The remaining decline in sales of $15.3 million was primarily related to acoustic undersea warfare products because of lower volume on spares.


     Sales from "Commercial, primarily products" increased $14.9 million to $430.1 million for 2002 from $415.2 million for 2001. The Detection Systems, IMC and Wolf Coach acquired businesses contributed $93.9 million of the increase in sales. Excluding these acquisitions, sales declined $79.0 million or 19.0%. This decrease in sales was due to volume declines of $49.2 million on commercial aviation products, $31.7 million on microwave components and $11.8 million on PrimeWave communication products. These declines were partially offset by increases of $5.5 million for maritime voyage recorders and $8.2 million primarily for technical and product support services for commercial customers.


     "Commercial, primarily products" sales declined to 10.7% of total sales for 2002 from 17.7% for 2001. The decline was primarily attributable to the acquisitions we completed during 2002, including the IS acquisition, and to a lesser extent, the decline in our commercial sales. This decline was attributable to the continued weakness in the commercial aviation and communications markets. Our 2002 acquisitions were comprised substantially of DoD contractors. Even if a rebound occurs in the commercial aviation and communications markets, which we are not anticipating for 2003, we expect our commercial sales as a percentage of total sales to remain at the current level. Furthermore, even considering our stated interest in expanding L-3's business in avionics for both military and commercial applications through select niche acquisitions, we do not expect to make any substantial acquisitions of commercial businesses.


     Consolidated costs and expenses increased $1,485.1 million to $3,557.2 million for 2002 from $2,072.1 million for 2001, primarily as a result of the increase in sales. In accordance with SFAS No. 142, on January 1, 2002 we stopped amortizing our goodwill to expenses. Goodwill amortization expense was $42.3 million for 2001. SFAS No. 142 also requires that we evaluate the fair value of our goodwill annually to determine if it has been impaired. We evaluated the carrying value of our goodwill as of January 1, 2002 in accordance with the transition provisions of SFAS No. 142 and wrote-off $30.8 million of goodwill related to certain of our space and broadband commercial communications businesses, which has been reported as a $24.4 million loss after income taxes for the cumulative effect of a change in accounting principle, as discussed below. If we experience any impairments to the carrying value of our goodwill after January 1, 2002, we will have to report them as a loss from operations. During 2002, we did not have any other goodwill impairments. We expect to perform our annual impairment test during the first quarter of 2003.


     Costs and expenses for "Contracts, primarily U.S. Government" increased $1,437.9 million to $3,137.5 million for 2002 from $1,699.6 million for 2001. Approximately 75% of the increase is attributable to our acquired businesses. The remaining increase is primarily attributed to internal growth for explosive detection systems and secure communication systems. Goodwill amortization expense was $31.3 million for 2001. Costs and expenses for sales on our direct and indirect contracts with the U.S. Government include selling, general and administrative (SG&A) costs, including independent research and development and bid and proposal costs, because SG&A costs are allowable indirect contract costs that we allocate to our U.S. Government contracts in accordance with U.S. Government regulations. Accordingly, we do not report SG&A costs on U.S. Government contracts as period expenses. SG&A costs allocated to our U.S. Government contracts were $431.5 million for 2002 and $304.3 million for 2001 (see Note 4 to our consolidated financial statements).


     Costs and expenses for "Commercial, primarily products" increased $47.2 million to $419.7 million for 2002 from $372.5 million for 2001. The increase is primarily due to increased sales as a result of the Detection Systems acquired business, which was partially offset by lower expenses for microwave components products due to lower sales volume. Goodwill amortization expense was $11.0 million for

2001. SG&A expenses, including research and development (R&D) expenses, increased $29.2 million to $148.9 million for 2002 from $119.7 million for 2001, primarily because of SG&A expenses incurred by our acquired businesses.

     Consolidated operating income increased by $178.7 million to $454.0 million for 2002 from $275.3 for 2001. The increase was due to higher sales for all of our segments. The impact of not amortizing goodwill increased consolidated operating income by $42.3 million. Consolidated operating income as a percentage of sales (operating margin) declined by 0.4 percentage points to 11.3% for 2002 from 11.7% for 2001. The impact of not amortizing goodwill increased consolidated operating margin by 1.1 percentage points. Operating margins compared to operating margins for 2001, excluding goodwill amortization expense, declined for our Training, Simulation & Support Services, Aviation Products & Aircraft Modernization and Specialized Products segments, and increased for our Secure Communications & ISR segment. The changes in the operating margins for our segments are discussed below.

     Operating income for "Contracts, primarily U.S Government" increased $211.0 million to $443.6 million for 2002 from $232.6 million for 2001. Operating margin increased 0.4 percentage points to 12.4% for 2002, from 12.0% for 2001. The impact of not amortizing goodwill increased operating margin by
0.9 percentage points. Operating income for 2002 includes a loss of $3.0 million for the settlement in June 2002 of certain litigations that we assumed in connection with a business we acquired in 1999, which reduced operating margin for 2002 by 0.1 percentage points. The remaining decline in operating margin was due to the absence in 2002 of a favorable performance adjustment recorded in 2001 on the AVCATT contract. Operating income included approximately $20 million of losses in both 2002 and 2001 related to our naval power equipment business that were caused by production problems which reduced sales volume and related costs to fix manufacturing and quality control problems. We expect to reduce the losses in our naval power equipment business to about $5 million for 2003 because of higher sales related to increasing production levels.

     Operating income for "Commercial, primarily products" declined $32.3 million to $10.4 million for 2002 from $42.7 million for 2001. Operating margin declined 7.9 percentage points to 2.4% for 2002 from 10.3% for 2001. The decline was principally attributable to lower gross margin contributions from commercial aviation products, microwave components, and space and broadband communication products because of volume declines, as well as continued marketing, selling and development expenses for the PrimeWave business. The impact of not amortizing goodwill partially offset these decreases in operating margin by 2.6 percentage points. We expect to reduce our losses from the PrimeWave Communications business by approximately $20 million in 2003 because of higher expected sales volume and lower R&D and SG&A expenses for the business.

     Interest expense increased $36.1 million to $122.5 million for 2002 from $86.4 million for 2001. The increase is attributable to higher outstanding debt for 2002 primarily related to the financing of the IS acquisition, which was partially offset by lower interest rates on our debt. Our interest rate swap agreements which converted the fixed interest rates on $580.0 million of our senior subordinated notes to variable interest rates reduced our interest expense for 2002 by $9.6 million because of declining interest rates that the interest rate swaps enabled us to enjoy. In June 2002, we also redeemed our $225.0 million 103/8% senior subordinated notes and replaced them with senior subordinated notes that have a 75/8% fixed interest rate which reduced our interest expense by $3.1 million. See "Liquidity and Capital Resources -- Financing Activities" below.

     Interest and other income increased $3.2 million to $4.9 million for 2002 from $1.7 million for 2001, principally due to interest income earned on our cash and cash equivalents. Additionally, 2001 included a net gain of $0.6 million comprising a gain on the sale of a 30% interest in the ACSS business, largely offset by the write-down of the carrying value of an investment in the common stock of a telecommunications company, because the decline in value for that common stock was determined to be other than temporary.

     The income tax provision for 2002 is based on an effective income tax rate of 35.7%, compared with an effective income tax rate of 38.0% for the year ended December 31, 2001. The decrease in the effective income tax rate is primarily attributable to the adoption of SFAS No. 142. Amortization expense for goodwill that is not deductible for income tax purposes caused an increase in our effective income tax rate prior to the adoption of SFAS No. 142.

     Basic earnings per share (EPS) before extraordinary item and cumulative effect of a change in accounting principle increased $0.90 to $2.44 for 2002 from $1.54 for 2001. Diluted EPS before extraordinary item and cumulative effect of a change in accounting principle increased $0.82 to $2.29 for 2002 from $1.47 for 2001. The impact of not amortizing goodwill in 2002 increased basic EPS before extraordinary item and cumulative effect of a change in accounting principle by $0.45 and diluted EPS before extraordinary item and cumulative effect of a change in accounting principle by $0.40. Excluding the increase in earnings attributable to not amortizing goodwill, basic EPS before extraordinary item and cumulative effect of a change in accounting principle grew 22.6% and diluted EPS before extraordinary item and cumulative effect of a change in accounting principle grew 22.5%. Basic EPS was $2.05 and diluted EPS was $1.93 after an extraordinary loss of $9.9 million ($0.11 per basic and diluted share) on the early extinguishment of debt arising from the retirement of our $225.0 million of 10 3/8% senior subordinated notes and a loss of $24.4 million ($0.28 per basic share and $0.25 per diluted share) for the cumulative effect of a change in accounting principle for a goodwill impairment, recorded effective as of January 1, 2002 in connection with the adoption of SFAS No. 142.

     Diluted weighted-average common shares outstanding increased 14.1% to 97.4 million for 2002 from 85.4 million for 2001. The increase principally reflects the additional shares outstanding from the sale of 9.2 million shares of our common stock effective May 2, 2001, and the sale of 14.0 million shares of our common stock effective June 28, 2002.

     The diluted EPS computation for 2002 did not include the dilutive effect of the 7.8 million shares of L-3 Holdings common stock that are issuable upon conversion of the CODES (See Notes 8 and 12 to the consolidated financial statements) because the conditions for their conversion were not satisfied. However, if the CODES had been convertible, reported diluted EPS would have decreased by approximately $0.03 for 2002.


SECURE COMMUNICATIONS & ISR

     Sales for the Secure Communications & ISR segment increased $547.3 million to $997.8 million for 2002 from $450.5 million for 2001. The IS-Tactical Reconnaissance Systems including airborne surveillance & control (TRS) and ComCept acquired businesses contributed $403.1 million of sales. Excluding these acquisitions, sales grew $144.2 million or 32.0%. Volumes on secure communication systems, including Secure Terminal Equipment (STE), secure data links and military communications products increased $156.8 million because of greater demand for secure communications from the DoD and U.S. Government intelligence agencies. These increases were partially offset by a decrease in sales of $12.6 million primarily due to lower volumes of PrimeWave communication products. We expect that the demand for our secure communications systems and ISR products will remain strong for 2003, enabling the segment to generate sales growth in 2003, excluding acquisitions in excess of 10%.

     Operating income increased by $72.1 million to $104.1 million for 2002 from $32.0 million for 2001 because of higher sales and operating margin. Operating margin improved by 3.3 percentage points to 10.4% for 2002 compared to 7.1% for 2001. The impact of not amortizing goodwill increased operating margin by 0.4 percentage points. Increased volume and cost improvements on secure communication systems increased margins by 1.7 percentage points. Higher losses for the PrimeWave business in 2002 due to lower sales, higher marketing, selling and development expenses and a provision to increase the allowance for doubtful accounts by $3.0 million lowered operating margin by 0.9 percentage points. The remaining change in operating margins was principally attributable to margins from the IS-TRS acquired business, which was higher than the segment operating margin for 2001.


TRAINING, SIMULATION & SUPPORT SERVICES

     Sales for the Training, Simulation & Support Services segment increased $209.5 million to $806.3 million for 2002 from $596.8 million for 2001. The Analytics, EER, Ship Analytics, SY Technologies, Telos and TMA acquired businesses contributed $210.9 million of the increase in sales. Excluding these acquisitions, sales declined $1.4 million or 0.2%. Sales for ballistic missile targets and services at our Coleman Research business declined $53.0 million primarily because of a contract completed in 2002 and the delay in the award of its follow-on contract, which is related to the U.S. Missile Defense Agency's decision to consolidate the target requirements for all of its major missile defense programs into a single contract for fiscal year 2003. The decline in ballistic missile targets and services was largely offset by volume increases for training services from new contracts with the DoD, contracts competitively awarded during 2001 and software and systems engineering services. We expect that the sales growth, excluding acquisitions, for our training, simulation and support services will be between 6% and 7% in 2003, which is consistent with the overall increase in the DoD budget. We also expect our sales of ballistic missile targets and services to increase in 2003.

     Operating income increased by $30.8 million to $96.5 million for 2002 from $65.7 million for 2001 because of higher sales and operating margin. Operating margin increased by 1.0 percentage points to 12.0% for 2002 compared to 11.0% for 2001 principally because of the impact of not amortizing goodwill.


AVIATION PRODUCTS & AIRCRAFT MODERNIZATION

     Sales for the Aviation Products & Aircraft Modernization segment increased $469.7 million to $733.0 million for 2002 from $263.3 million for 2001. The IS-Aircraft Modification and Maintenance (AMM) and Spar acquired businesses contributed $502.0 million to sales. Excluding acquisitions, sales declined $32.3 million, or 12.3%, because of lower volumes for commercial aviation recorders and TCAS products that were partially offset by sales increases for military displays products and commercial maritime voyage recorders. The decline in commercial aviation products sales was caused by a decline in orders and customer-directed deferrals of deliveries stemming from the continued downturn in the commercial aircraft industry that began in 2001 and which remained weak during 2002. Although we expect the commercial aviation markets to remain weak during 2003, we do not expect our sales of commercial products to decline in 2003 because of the introduction of our new T2CAS product, which we plan to begin shipping by the end of the first half of 2003, and higher volume for our maritime voyage recorders and transponders. We expect sales from our aircraft modification services, which are primarily performed for the DoD, to increase slightly during 2003.

     Operating income increased by $19.5 million to $105.1 million for 2002 from $85.6 million for 2001, because of higher sales from acquired businesses. Operating margin declined by 18.2 percentage points to 14.3% for 2002 from 32.5% for 2001. The impact of not amortizing goodwill increased operating margin by 1.1 percentage points. Lower volumes on TCAS and aviation recorders, increased development expenses for a terrain awareness warning system and a commercial displays product-line reduced operating margin by 5.5 percentage points. The remaining decrease in operating margin of 13.8 percentage points was principally attributable to margins from the IS-AMM and Spar acquired businesses, which averaged 12.0% and were lower than the segment operating margin for 2001. Margins for our aircraft modification businesses are lower than the margins for our commercial aviation products businesses, and the aircraft modification businesses generated 70.5% of the segment's sales for 2002 compared with only 5.7% for 2001, which reduced the overall margin for the entire segment as we expected.


SPECIALIZED PRODUCTS

     Sales for the Specialized Products segment increased $437.3 million to $1,474.1 million for 2002 from $1,036.8 million for 2001. The BT Fuze, Detection Systems, Electron Devices, IMC, KDI, Ruggedized Command & Control, Wescam, Westwood and Wolf Coach acquired businesses contributed $200.4 million of sales. Excluding these acquisitions, sales increased $236.9 million or 22.8%. Sales of explosive detection systems used in airport security principally relating to a contract from the Transportation Security Administration contributed $320.9 million of the increase in sales. Navigation and guidance products sales also increased by $20.1 million. These increases to sales were partially offset by volume declines of $17.3 million on naval power equipment arising from lower shipments caused by production capacity diverted to fixing quality control problems, $16.8 million on training devices because certain contracts were completed in 2002, $15.9 million for acoustic undersea warfare products primarily arising from lower spares volume, and $14.5 million for commercial static transfer switches because of the deterioration of the internet service provider market. The remaining decline of $39.6 million was principally on microwave components and telemetry and space products arising from continued softness and declining demand in the space, broadband and wireless commercial communications markets. We expect that our sales for EDS in 2003 will decline to about $175 million primarily because the initial build-out of EDS by TSA for major U.S. airports was completed in 2002. Excluding the decline in EDS in 2003, we expect the sales growth, excluding acquisitions, for our Specialized Products to be between 7% and 8%. The majority of the growth is expected for naval power equipment for which shipments should increase after fixing the production problems experienced during 2001 and 2002 and for navigation products and training devices because of continued strong demand and recent orders.

     Operating income increased by $56.3 million to $148.3 million for 2002 from $92.0 million for 2001 because of higher sales and operating margin. Operating margin improved by 1.2 percentage points to 10.1% for 2002 compared to 8.9% for 2001. The impact of not amortizing goodwill increased operating margin by 1.6 percentage points. Higher volumes for explosive detection systems caused an increase in operating margin of 2.6 percentage points. These increases were partially offset by declines in operating margin that was primarily related to lower volumes on naval power equipment, microwave components and training devices, and the absence in 2002 of a favorable performance adjustment recorded in 2001 on the AVCATT contract discussed below.


 YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

     Consolidated sales increased $437.3 million to $2,347.4 million for 2001 compared with 2000. Sales from "Contracts, primarily U.S. Government" increased $347.4 million to $1,932.2 million for 2001 from $1,584.8 million for 2000. The MPRI, Coleman, KDI and EER acquisitions contributed $335.6 million of the sales increase in 2001. The remaining sales increase in 2001 was primarily attributable to volume increases of (1) $66.0 million on secure telephone equipment and secure data links, (2) $21.2 million on training devices and services, (3) $16.2 million on acoustic undersea warfare products and (4) $4.4 million on airport security systems. These sales increases were partially offset by declines of $56.7 million on naval power equipment due to lower shipments caused by production quality control problems and customer-directed reductions in delivery requirements, and volume declines of $39.3 million primarily on telemetry and space products related to the continued decline in the telemetry, space and broadband markets. Sales from "Commercial, primarily products" increased $89.9 million to $415.2 million in 2001 from $325.3 million in 2000. The increase in 2001 was primarily attributable to volume increases of
(1) $53.1 million on aviation products, (2) $20.8 million in microwave components and (3) $13.5 million from fixed wireless access products. The remaining change in sales was due to an increase in network support services, which was partially offset by declines primarily on telemetry and space products related to the continued decline in the commercial telemetry, space and broadband communications markets.

     The total increase in costs and expenses of $384.7 million to $2,072.1 million for 2001 from $1,687.4 million for 2000 is consistent with the increases in sales. For 2001, costs and expenses were $1,699.6 million for "Contracts, primarily U.S. Government" and $372.5 million for "Commercial, primarily products".

     Operating income increased because of higher sales by $52.6 million to $275.3 million for 2001 compared with 2000. Operating income as a percentage of sales ("operating margin") remained unchanged at 11.7%. Operating margins improved at our Training, Simulation & Support Services segment, our Aviation Products & Aircraft Modernization segment and our Specialized Products segment. These margin improvements were offset by a margin decline at our Secure Communications & ISR segment. The change in operating margin for each of our segments is discussed below.

     Interest expense decreased $6.6 million to $86.4 million for 2001 because of lower interest rates, changes in the components and levels of our debt, and savings of $4.1 million from the interest rate swap agreements we entered into in July 2001 and November 2001. The interest rate swap agreements exchange the fixed interest rate of 8% on our $200.0 million Senior Subordinated Notes due 2008 and the fixed interest rate of 8 1/2% on our $180.0 million Senior Subordinated Notes due 2008 to variable interest rates determined using the six month LIBOR rate. See "-- Liquidity and Capital Resources".

     Interest and other income decreased $2.6 million to $1.8 million. Interest and other income for 2001 includes a net pre-tax gain of $0.6 million ($0.01 per diluted share), consisting of an after-tax gain of $4.3 million from the sale of a 30% interest in ACSS to Thales Avionics and an after-tax charge of $3.9 million to write-down the carrying amount of an investment in common stock of a telecommunications company because the decline of its value was determined to be other than temporary. Also included in interest and other income for 2001 is a pre-tax charge of $0.5 million to account for the increase, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in the fair value assigned to the embedded derivatives in our $420.0 million 4% Senior Subordinated Convertible Contingent Debt Securities due 2011 ("CODES"), we sold in the fourth quarter of 2001 (See "-- Liquidity and Capital Resources"), and a pre-tax loss of $0.8 million from an equity method investment. Interest and other income for 2000 includes a net pre-tax gain of $2.5 million ($0.02 per diluted share), consisting of an after-tax gain of $9.2 million from the sale of our interests in certain businesses and an after-tax charge of $7.6 million on the write-down in the carrying amount of an investment in a telecommunications venture that is no longer a going concern, the carrying amount of an investment in a telecommunications equipment provider that was determined to be permanently impaired and a related intangible asset. Excluding these net gains from both 2001 and 2000, diluted EPS increased 25.9% to $1.46 in 2001 from $1.16 in 2000.

     The income tax provision for 2001 is based on an effective income tax rate of 38.0% which declined slightly from the effective tax rate of 38.3% for 2000.


     Basic earnings per share ("EPS") grew 24.2% to $1.54 for 2001 and diluted EPS grew 24.6% to $1.47 for 2001. Diluted weighted-average common shares outstanding increased 22.2% for 2001, primarily because of the sale of our common stock in May 2001, and the dilutive effect of our Convertible Notes we sold in the fourth quarter of 2000. See "-- Liquidity and Capital Resources".


SECURE COMMUNICATIONS & ISR

     Sales within our Secure Communications & ISR segment increased $57.5 million, or 14.6%, to $450.5 million for 2001 compared with 2000. The increase in sales was attributed to increased sales of $46.4 million from secure telephone equipment due to an increase in demand for secure communications, and $13.6 million from PrimeWave fixed wireless access products related to a contract for a customer in Argentina. The remaining net decrease in sales was principally attributable to a decline in communication subsystems for the International Space Station, which was partially offset by higher volume for secure data links.

     Operating income decreased by $22.1 million to $32.0 million for 2001 from $54.1 million for 2000 because of lower operating margins that were partially offset by higher operating income from higher sales. Operating margin declined
6.7 percentage points from 13.8% in 2000 to 7.1% in 2001. Negative contract margins and increased SG&A and development expenditures and bad debt provisions associated with our PrimeWave business reduced operating margin by 3.7 percentage points. Volume declines and cost overruns related to design and manufacturing problems on certain signal collection and processing equipment reduced operating margin by 1.7 percentage points. The remaining decline in operating margin was principally attributable to lower volumes on certain military communication systems programs caused by contract deliveries that were completed or approaching completion in 2001. The declines were partially offset by higher operating margins on secure telephone equipment attributable to increased volumes and cost improvements.


TRAINING, SIMULATION & SUPPORT SERVICES

     Sales within our Training, Simulation & Support Services segment increased $313.4 million, or 110.6%, to $596.8 million for 2001 compared with 2000. The Coleman, MPRI, and EER acquisitions contributed $277.0 million of the increase in sales. The remaining increase in sales was attributable to various training, simulation and communications software support services.

     Operating income increased by $42.2 million to $65.7 million for 2001 because of higher sales and operating margins. Operating margin increased 2.7 percentage points from 8.3% in 2000 to 11.0% for 2001. Volume increases and cost improvements from the Link Training Services business increased operating margin by 1.6 percentage points. The remaining increase was principally attributable to higher margins from acquired businesses.

AVIATION PRODUCTS & AIRCRAFT MODERNIZATION

     Sales within our Aviation Products & Aircraft Modernization segment increased $54.2 million, or 25.9%, to $263.3 million for 2001 compared with 2000. Volume increased $44.9 million on TCAS products and was attributable to increased customer demand and the timing of the TCAS acquisition completed in April 2000. Volume also increased by $8.2 million for aviation recorders because of commercial customer retrofit deliveries. The remaining increase was primarily attributable to the Spar Aerospace business acquired in November 2001 offset by volume declines of $8.7 million for displays sold to military customers related to the timing of contractual shipments.

     Operating income increased by $18.7 million to $85.6 million for 2001 from $66.9 million for 2000 primarily because of higher sales. Operating margin increased 0.5 percentage points from 32.0% for 2000 to 32.5% for 2001. Operating margin increased by 5.2 percentage points because of higher volume of TCAS products with higher gross margin contributions. Lower margins on display products related to volume declines reduced operating margin by 3.3 percentage points. Lower margins from the Spar Aerospace acquired business, which we expected, caused the remaining change in the operating margin.


SPECIALIZED PRODUCTS

     Sales within our Specialized Products segment increased $12.2 million, or 1.2%, to $1,036.8 million for 2001 compared with 2000. The increase in sales was principally attributable to the KDI acquired business and increases in volume for microwave components and acoustic undersea warfare products, partially offset by decreases in sales of telemetry and space products and naval power equipment.

     Operating income increased by $13.8 million for 2001 to $92.0 million because of higher operating margin. Operating margin increased 1.3 percentage points to 8.9% for 2001 from 7.6% for 2000. Reductions in contract costs related to favorable performance on the AVCATT contract, arising from engineering design changes, material sourcing changes and unit price reductions on several parts in the contract bill of materials that occurred during 2001 increased operating margin by 1.3 percentage points. Cost improvements from increased volume and product sales mix on microwave components resulted in an increase of 1.0 percentage points. Higher margins from fuzing products resulted in an increase of 0.7 percentage points. The remaining increase in operating margin was primarily attributable to overhead cost reductions and other cost improvements for training devices, volume increases for explosives detection systems and reduced losses on voice and data communication products. These improvements in operating margin were partially offset by continued unfavorable performance on certain contracts and lower production levels for naval power equipment which caused a decrease of 3.2 percentage points in operating margin.



PENSION PLANS

     We maintain defined benefit pension plans covering employees at certain of our businesses. At December 31, 2002, our balance sheet included an aggregate $205.1 million liability for pension benefits, an increase of $142.8 million from $62.3 million at December 31, 2001. The increase was primarily caused by the $77.1 million of pension liabilities that we assumed as part of the IS acquisition and the increase in the minimum liability of $75.4 million. Our total estimated projected benefit obligation, including projected future salary increases for covered employees was $713.9 million at the end of 2002, and exceeded the fair value of our pension plan assets of $431.8 million by $282.1 million. The difference between this amount and the pension liability recorded on our balance sheet of $205.1 million is attributable to the deferred recognition of actuarial gains and losses and accumulated differences between the assumed and actual rates of return on plan assets which increased by $115.2 million to $184.9 million from $69.7 million. During 2002, our pension plan assets experienced a loss of $27.8 million, primarily due to the declines in equity capital markets while the expected rate of return on plan assets which was included in the determination of pension cost was $40.7 million, a difference of $68.5 million. In addition, $50.0 million of the increase in our benefit obligation resulted from changes in the actuarial assumptions and differences between actuarial assumptions and actual results. In accordance with SFAS No. 87, Employer's Accounting for Pensions, unrecognized losses that our pension plans experienced in 2002 were not included in pension expense for 2002. Instead, they will be amortized to pension expense in future years over the estimated average remaining service periods of the covered employees (See Notes 3 and 16 to our consolidated financial statements.)

     Our pension expense for 2002 was $41.9 million. We expect pension expense for 2003 to increase by a non-cash amount of between $20.0 million and $25.0 million over our 2002 pension expense, primarily because of the amortization of unrecognized losses through December 31, 2002, and the reductions that we made in 2002 to our discount rate from 7.25% to 6.75% and rate of return on plan assets from 9.5% to 9.0%. We made pension plan contributions for the full year 2002 of $47.4 million, which exceeded our original planned contributions for 2002 by more than $30 million. We expect to make pension plan contributions of between $40 million and $50 million in 2003. A substantial portion of our pension plan contributions for L-3's businesses that are U.S. Government contractors are recoverable as allowable indirect contract costs at amounts generally equal to the annual pension contributions. Our actual pension expense for 2003 will be based upon a number of other factors, including the effect of any additional acquisitions for which we assume liabilities for pension benefits, actual pension plan contributions and changes (if any) to our pension assumptions for 2003, including the discount rate, asset return rate and salary increases.

     Our shareholders' equity at December 31, 2002, reflects a non-cash charge of $45.6 million (net of tax) to record the increase for the year ended December 31, 2002 in the minimum pension liability in accordance with SFAS No.
87. This non-cash charge had no effect on our compliance with the financial covenants of our debt agreements and did not impact our results of operations for 2002.

LIQUIDITY AND CAPITAL RESOURCES

BALANCE SHEET

     Contracts in process increased $516.2 million to $1,318.0 million at December 31, 2002 from $801.8 million at December 31, 2001. The increase included $441.2 million related to acquired businesses and $75.0 million principally from:

o increases of $98.0 million in billed receivables due to higher sales for aircraft modifications, explosive detection systems, secure communications equipment and ISR systems;

o increases of $2.1 million in unbilled contract receivables, net of unliquidated progress payments, due to higher sales from explosive detection systems, ISR systems, secure data links, training devices and fuzing products, partially offset by shipments of ocean products and display systems as well as higher billings of aircraft modifications and training and support services;

o decreases of $8.7 million in inventoried contract costs due to liquidations of aircraft modifications and secure terminal equipment inventories, partially offset by increases for naval power equipment, secure data links, ocean products and fuzing products; and

o decreases of $16.4 million in inventories recorded at lower of cost or market due to declines for PrimeWave and security systems that were partially offset by increases for aviation products.

     L-3's days sales outstanding (DSO) was 68.9 at December 31, 2002 compared with 80.4 at December 31, 2001. We calculate our DSO by dividing (a) our aggregate end of period billed receivables and net unbilled contract receivables, by (b) our sales for the last twelve month period adjusted on a pro forma basis for the acquisitions that we completed as of the end of the period, divided by 365. Our DSO increased to 94.3 for the twelve-month period ended March 31, 2002 primarily, because of the IS business, which we acquired on March 8, 2002, and remained relatively constant at 93.7 for June 30, 2002 and 90.2 for September 30, 2002. L-3's DSO declined substantially in the fourth quarter of 2002 because of higher sales volume and the final purchase price allocation adjustments for the IS acquisition. Excluding the IS acquisition, L-3's DSO would have been 79.2 at December 31, 2002.

     Included in contracts in process at December 31, 2002 are net billed receivables of $11.4 million and net inventories of $18.2 million for our PrimeWave business. At December 31, 2001, we had $15.8 million of net billed receivables and $30.2 million of net inventories related to our PrimeWave business.

     The increase in property, plant and equipment (PP&E) during 2002 was principally related to the acquisition of IS. The percentage of depreciation expense to average gross PP&E declined to 13.0% for

2002 from 14.6% for 2001. The decline was attributable to (1) the impact from current acquisitions, for which the balance sheet reflects all of the PP&E of the acquired businesses, but the statement of operations only includes depreciation expense from the date of acquisition rather than for the entire period, and (2) fully depreciated PP&E used in certain of our operations despite having net carrying amounts of zero (after accumulated depreciation) and which are not removed from the balance sheet until they are retired or otherwise disposed.

     Goodwill increased $1,086.8 million to $2,794.5 million at December 31, 2002 from $1,707.7 million at December 31, 2001. The increase was principally due to acquisitions with the largest increase for the IS acquired business.

     The increases in accrued employment costs and accrued interest were primarily due to the timing of payments, as well as our acquisitions completed in 2002. The increases in accounts payable, accrued expenses, other current liabilities and pension and postretirement liabilities were primarily due to our acquisitions completed in 2002. The increase in other current liabilities was partially offset by the payment in January 2002 of $43.6 million for the remaining outstanding common stock of Spar that was not tendered to L-3 as of December 31, 2001. The increase in postretirement liabilities was also attributable to an increase of $75.4 million of our additional minimum pension liability, as discussed above. The increase in other liabilities was primarily due to notes payables assumed in connection with our acquisitions completed in 2002, and the deferred gain portion of cash proceeds received upon termination of the interest rate swap transactions we entered in 2002 and 2001, as discussed below.


STATEMENT OF CASH FLOWS

     Our cash position at December 31, 2002 was $134.9 million, $361.0 million at December 31, 2001 and $32.7 million at December 31, 2000. The table below provides a summary of our cash flows for the periods indicated.




                                                          YEARS ENDED DECEMBER 31,
                                                   -----------------------------------
                                                      2002           2001        2000
                                                   ----------      --------     ------
                                                                (IN MILLIONS)
Net cash from operating activities ............    $    318.5      $  173.0     $ 113.8
Net cash used in investing activities .........      (1,810.5)       (424.9)     (608.2)
Net cash from financing activities ............       1,265.9         580.3      484.3
                                                   ----------      --------     ------
Net increase (decrease) in cash ...............    $   (226.1)     $  328.4     $(10.1)
                                                   ==========      ========     ======

 OPERATING ACTIVITIES

     We generated $318.5 million of cash from our operating activities during 2002, an increase of $145.5 million from the $173.0 million generated during 2001. Earnings adjusted for non-cash expenses for 2002 and deferred income taxes increased $126.0 million to $409.5 million in 2002 from $283.5 million in 2001. Deferred income taxes for 2002 compared with 2001 increased primarily because of larger estimated tax deductions arising from our recently completed acquisitions, including our acquisition of IS. Other non-cash items consist primarily of contributions of common stock to savings plans. During 2002, our working capital and operating assets and liabilities increased $91.0 million, compared with an increase of $110.5 million in 2001. Our cash flows from operating activities during 2002 reflect increases in billed and unbilled receivables, other current assets and other assets. The use of cash related to customer advances was due to liquidations on certain foreign contracts. The use of cash for other current liabilities was to fund contracts in a loss position for which estimated costs exceed the estimated billings, and was partially offset by an increase in accrued warranty costs primarily for explosive detection systems delivered in 2002. The timing of payments to employees for salaries and wages, as well as the timing of interest payments, was a source of cash. The source of cash in other liabilities was primarily due to deferred gains on the termination of our swap agreements, discussed below. Pension plan contributions in 2002 amounted to $47.4 million.

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

     In 2001, we used cash for increases in inventories, receivables and negative operating margins related to our PrimeWave business and naval power equipment products, as well as for incurred contract costs in excess of billings for the continued effort on the AVCATT contract. These uses of cash were partially offset by a settlement of certain items related to a services agreement and lower income tax payments.

     Our cash from operating activities includes interest payments on debt of $109.3 million for 2002, $81.6 million for 2001, and $81.4 million for 2000. Our interest expense also includes amortization of deferred debt issue costs which is a non-cash expense.

     Our cash from operating activities includes income tax payments, net of refunds of $2.1 million for 2002, $4.9 million for 2001, and $10.1 million for 2000. Our income tax payments were substantially less than our provisions for income taxes reported on our statements of operations primarily because income tax benefits arising from our acquisitions, as well as reductions to current income taxes payable for compensation expense tax deductions arising from the exercise of employee stock options which are credited directly to shareholders' equity and excluded from income (see Note 13 to our consolidated financial statements). Specifically, the difference of $115.8 million between our income tax payments during 2002 and our provision for income taxes for the year ended December 31, 2002 is comprised of deferred income tax provisions of $79.1 million, $13.3 million of employee stock options compensation expense tax deductions and an increase of $23.4 million to our accrued income taxes, net of certain reclassifications of deferred income tax assets and liabilities.

     L-3 receives substantial income tax deductions from its acquisitions of businesses that are structured as asset purchases for income tax purposes. The effect of these income tax deductions is that our cash payments for income taxes are less than our provision for income taxes reported on the statement of operations. The difference is presented as deferred income tax provisions on our statement of cash flows. The deferred income tax provisions primarily result from deducting goodwill amortization from the "asset" acquisitions on L-3's income tax returns over 15 years, in accordance with tax rules and regulations, while no amortization is recorded for financial reporting purposes, in accordance with SFAS No. 142. One of the impacts of SFAS No. 142 was an increase to these income tax benefits because prior to adopting the provisions of SFAS No. 142, goodwill was also amortized for financial reporting purposes, although over longer periods of generally 40 years. We expect that the acquisitions L-3 has completed through December 31, 2002, excluding any additional acquisitions, will continue to generate deferred tax benefits, from 2003 to 2016, with amounts for 2003 to 2005 approximating L-3's deferred tax benefits for 2002. While these income tax deductions are reported as increases or decreases to deferred income tax liabilities and assets, they are not differences that are scheduled to reverse in future periods through normal operations. Rather, they will only reverse if L-3 sells its acquired businesses. Presently, L-3 has no plans to make any material dispositions of its acquired businesses.

 INVESTING ACTIVITIES

     During 2002, we invested $1,742.1 million to acquire businesses, including IS, Detection Systems, Telos, ComCept, TMA, Electron Devices, Ruggedized Command & Control, Wolf Coach, IMC, Westwood, Wescam and Ship Analytics, and $43.6 million for the remaining outstanding common stock of Spar which was not tendered to L-3 at December 31, 2001. The cash invested in acquisitions for 2002 also includes acquisition costs and payments for contingent purchase price and closing date net assets or net working capital purchase price adjustments for certain acquisitions completed prior to 2002. During 2001, we invested $446.9 million to acquire businesses. During 2000, we invested $599.6 to acquire businesses.

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

     On May 31, 2001, we sold a 30% interest in ACSS to Thales Avionics for $75.2 million in cash. In 2000, we sold our interests in two businesses for net cash proceeds of $19.6 million. The cash proceeds from these transactions are included in other investing activities.

     We make capital expenditures for the improvement of manufacturing facilities and equipment. We expect that our capital expenditures for the year ending December 31, 2003 will be between $80 million and $90 million.

 FINANCING ACTIVITIES

     DEBT

     At December 31, 2002, the senior credit facilities were comprised of a $500.0 million five-year revolving credit facility maturing on May 15, 2006 and a $250.0 million 364-day revolving facility maturing on February 25, 2003 under which at the maturity date we may, (1) at our request and subject to approval of the lenders, extend the maturity date, in whole or in part, for an additional 364-day period or (2) at our election, convert the outstanding principal amount thereunder into a term loan which would be repayable in a single payment two years from the conversion date. On February 25, 2003, the Company's lenders approved an extension of the maturity date of the 364-day revolving facility to February 24, 2004.

     At December 31, 2002, available borrowings under our senior credit facilities were $661.4 million, after reductions for outstanding letters of credit of $88.6 million. There were no outstanding borrowings under our senior credit facilities at December 31, 2002.

     In June 2002, L-3 Communications sold $750.0 million of 75/8% Senior Subordinated Notes due June 15, 2012 (the "June 2002 Notes") with interest payable semi-annually on June 15 and December 15 of each year commencing December 15, 2002. The net proceeds from that offering amounted to $731.8 million after underwriting discounts and commissions and other offering expenses.

     The net proceeds from the June 2002 Notes and the simultaneous sale of
14.0 million shares of our common stock, discussed below under "-- Equity," were used to (1) repay $500.0 million borrowed on March 8, 2002, under our senior subordinated bridge loan facility, (2) repay the indebtedness outstanding under our senior credit facilities, (3) repurchase and redeem the 103/8% Senior Subordinated Notes due 2007 (discussed in the following paragraph) and (4) increase cash and cash equivalents.

     On June 6, 2002 we commenced a tender offer to purchase any and all of our $225.0 million aggregate principal amount of 103/8% Senior Subordinated Notes due 2007. The tender offer expired on July 3, 2002. On June 25, 2002 we sent a notice of redemption for all of our 103/8% Senior Subordinated Notes due 2007 that remained outstanding after the expiration of the tender offer. Upon sending the notice, the remaining notes became due and payable at the redemption price as of July 25, 2002. During 2002, we recorded a pre-tax extraordinary loss of $16.2 million ($9.9 million after-tax), comprised of premiums, fees and other transaction costs of $12.5 million and $3.7 million to write-off the remaining balance of unamortized debt issue costs relating to these notes.

     In the fourth quarter of 2001, L-3 Holdings sold $420.0 million of 4% Senior Subordinated Convertible Contingent Debt Securities due 2011 (CODES). The net proceeds from this offering amounted to approximately $407.5 million after underwriting discounts and commissions and other offering expenses. Interest is payable semi-annually on March 15 and September 15 of each year commencing March 15, 2002. The CODES are convertible into L-3 Holdings' common stock at a conversion price of $53.81 per share (7,804,878 shares) under any of the following circumstances: (1) during any Conversion Period (defined below) if the closing sales price of the common stock of L-3 Holdings is more than 120% of the conversion price ($64.58) for at least 20 trading days in the 30 consecutive trading-day period ending on the first day of the respective Conversion Period, (2) during the five business day period following any 10 consecutive trading-day period in which the average of the trading prices for the CODES was less than 105% of the conversion value, (3) if the credit ratings assigned to the CODES by either Moody's or Standard & Poor's are below certain specified ratings, (4) if they have been called for redemption by us, or (5) upon the occurrence of certain specified corporate transactions. A Conversion Period is the period from and including the thirtieth trading day in a fiscal quarter to, but not including, the thirtieth trading day of the immediately following fiscal quarter. There are four

Conversion Periods in each fiscal year. Additionally, holders of the CODES have a right to receive contingent interest payments, not to exceed a per annum rate of 0.5% of the outstanding principal amount of the CODES, which will be paid on the CODES during any six-month period following a six-month period in which the average trading price of the CODES is above 120% of the principal amount of the CODES. The contingent interest payment provision was triggered for the period beginning September 15, 2002 to March 14, 2003 and resulted in additional interest for that period of $0.8 million. The contingent interest payment provision as well as the ability of the holders of the CODES to exercise the conversion features as a result of changes in the credit ratings assigned to the CODES have been accounted for as embedded derivatives.

     In the fourth quarter of 2000, L-3 Holdings sold $300.0 million of 51/4% Convertible Senior Subordinated Notes due 2009 (the "Convertible Notes"). The net proceeds from this offering amounted to $290.5 million after underwriting discounts and commissions and other offering expenses, and were used to repay revolver borrowings outstanding under our senior credit facilities. The Convertible Notes may be converted at any time into L-3 Holdings common stock at a conversion price of $40.75 per share (7,361,964 shares).

     In June and August of 2002, we terminated the interest rate swap agreements we entered into in 2001 on $380.0 million of our Senior Subordinated Notes due 2008 and received cash proceeds of $9.3 million. In connection with the termination, we recorded a reduction in interest expense for 2002 of $4.6 million, which represented the interest savings for the period prior to the termination of the swap agreements earned from the differences between the average variable interest rates of 4.6% that we paid under the swap agreements which were lower than the average fixed interest rate of 8.2% on the notes subject to the swaps. The remaining $4.7 million represented the future value of the swap agreements at the termination date and was recorded as a deferred gain in accordance with SFAS No. 133 and will be amortized as a reduction of interest expense over the remaining terms of the $380.0 million of Senior Subordinated Notes due 2008 at an amount equal to $0.2 million per quarter, or $0.8 million annually. We recorded an additional reduction of interest expense for 2002 of $2.5 million relating to interest savings for interest periods which ended prior to the period during which we terminated of the interest rate swap agreements. In June 2002, we entered into interest rate swap agreements on $200.0 million of our 75/8% Senior Subordinated Notes due 2012. These swap agreements exchanged the fixed interest rate for a variable interest rate on $200.0 million of the $750.0 million principal amount outstanding. On September 30, 2002, we terminated these interest rate swap agreements and received cash proceeds of $13.9 million in October 2002. In connection with the termination, we recorded a reduction of interest expense for 2002 of $1.8 million, which represented interest savings based on the variable interest rate of 4.1% that L-3 paid in accordance with the terms of the swap for the period prior to the termination of these swap agreements. The remaining $12.1 million represented the future value of the swap agreements at the termination date and was recorded as a deferred gain and will be amortized as a reduction of interest expense over the remaining term of the 75/8% Senior Subordinated Notes due 2012 at an amount of $0.3 million per quarter, or $1.3 million annually. All of the cash proceeds received from the swap agreements are included in cash from operating activities on L-3's statement of cash flows. L-3's earnings plan for 2002 included anticipated interest expense savings from the swap agreements because we expected the variable rates payable on the swaps would be lower than the fixed interest rates on our senior subordinated notes. L-3 may enter into new interest rate swap agreements in the future if we believe that financial market conditions are favorable.

     The senior credit facilities, senior subordinated notes, Convertible Notes and CODES agreements contain financial covenants and other restrictive covenants which remain in effect so long as we owe any amount or any commitment to lend exists thereunder. We are in compliance with those covenants in all material respects. The borrowings under the senior credit facilities are guaranteed by L-3 Holdings and by substantially all of the material domestic subsidiaries of L-3 Communications on a senior basis. The payments of principal and premium, if any, and interest on the senior subordinated notes are unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by all of L-3 Communications' restricted subsidiaries other than its foreign subsidiaries. The guarantees of the senior subordinated notes are junior to the guarantees of the senior credit facilities and rank pari passu with each other and the guarantees of the Convertible Notes and the CODES. The Convertible Notes and CODES are unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by L-3 Communications and substantially all of its direct and indirect material domestic subsidiaries. These guarantees rank junior to the guarantees of the senior credit facilities and rank pari passu with each other and the guarantees of the senior subordinated notes. The senior credit facilities also limit the payment of dividends by L-3 Communications to L-3 Holdings except for payment of franchise taxes, fees to maintain L-3 Holdings' legal existence, income taxes up to certain amounts, interest accrued on the Convertible Notes and CODES or to provide for operating costs of up to $1.0 million annually. Under the covenant, L-3 Communications may also pay permitted dividends to L-3 Holdings from its excess cash, as defined, up to a cumulative amount of $5.0 million, provided that the debt ratio is no greater than 3.5 to 1 as of the most recent fiscal quarter. As a result, at December 31, 2002, $5.0 million of L-3 Communications net assets were available for payment of dividends to L-3 Holdings. See Note 8 to our consolidated financial statements for a description of our debt and related financial covenants at December 31, 2002.


 EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA)


     Our EBITDA was $529.9 million for 2002, $362.3 million for 2001 and $297.0 million for 2000. We define EBITDA as operating income plus depreciation expense and amortization expense. Other than our amount of debt and interest expense, EBITDA is the major component in the calculation of the debt ratio and interest coverage ratio which are part of the financial covenants for our debt. The debt ratio is defined as the ratio of consolidated total debt to consolidated EBITDA. The interest coverage ratio is equal to the ratio of consolidated EBITDA to consolidated cash interest expense. The higher our EBITDA is on a relative basis to our outstanding debt, the lower our debt ratio will be. A lower debt ratio indicates a higher borrowing capacity. Similarly, an increase in our EBITDA on a relative basis to consolidated cash interest expense, results in a higher interest coverage ratio, which indicates a greater capacity to service debt.


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


 CONTRACTUAL OBLIGATIONS AND CONTINGENT COMMITMENTS


     The tables below present our contractual obligations and contingent commitments at December 31, 2002.




                                                                        YEARS ENDING DECEMBER 31,
                                                            -------------------------------------------------
                                                                                                   2006 AND
CONTRACTUAL OBLIGATIONS:                        TOTAL          2003        2004        2005       THEREAFTER
------------------------                     ----------       ------      ------      ------     -----------
                                                                      (in millions)
Principal amount of L-3 Communications
 Corporation's long-term debt ...........      $1,130.0       $  --       $  --       $  --        $1,130.0
Principal amount of L-3 Holdings Inc.'s
 long-term debt .........................         720.0          --          --          --           720.0
Non-cancelable operating leases .........         565.1        71.3        64.6        80.7           348.5
Capital leases ..........................           2.2         0.7         0.8         0.5             0.2
                                               --------       -----       -----       -----      ----------
 Total ..................................      $2,417.3       $72.0       $65.4       $81.2        $2,198.7
                                               ========       =====       =====       =====      ==========

                                                                         YEARS ENDING DECEMBER 31,
                                                              ------------------------------------------------
                                                                                                     2006 AND
CONTINGENT COMMITMENTS:                             TOTAL        2003         2004        2005      THEREAFTER
-----------------------                          ----------   ----------   ---------   ---------   -----------
                                                                         (in millions)
Outstanding letters of credit under our senior
 credit facilities ...........................    $  88.6      $  77.7      $  5.4      $  5.5        $  --
Other outstanding letters of credit ..........       71.1         65.7         0.7         0.2          4.5
Acquisition earnouts (1) .....................       35.1          1.5        21.9         5.9          5.8
Guarantees of affiliate debt .................        1.0          1.0          --          --           --
Capital contributions for limited partnership
 investments .................................        5.0          5.0          --          --           --
                                                  -------      -------      ------      ------        -----
 Total .......................................    $ 200.8      $ 150.9      $ 28.0      $ 11.6       $ 10.3
                                                  =======      =======      ======      ======       ======

(1) Represents contingent purchase price payments or "earnouts" for certain of our acquisitions that are contingent upon the post-acquisition financial performance of those acquired businesses. Any amount that we pay for the earnouts will be reported as cash paid for acquisition of business within investing activities on the statement of cash flows and will be recorded as an increase to goodwill for the acquisition.

     EQUITY. On June 28, 2002, we sold 14.0 million shares of L-3 Holdings common stock in a public offering for $56.60 per share. Upon closing, we received net proceeds of $766.8 million after deducting underwriting discounts and commissions and other offering expenses. As mentioned above, the net proceeds from this sale and the simultaneous sale of the June 2002 Notes were used to (1) repay $500.0 million borrowed on March 8, 2002, under our senior subordinated bridge loan facility, (2) repay the indebtedness outstanding under our senior credit facilities, (3) repurchase and redeem the 103/8% Senior Subordinated Notes due 2007 discussed above and (4) increase cash and cash equivalents.

     On April 23, 2002, we announced that our Board of Directors had authorized a two-for-one stock split on all shares of our common stock. The stock split entitled all shareholders of record at the close of business on May 6, 2002 to receive one additional share of our common stock for every share held on that date. The additional shares were distributed to shareholders in the form of a stock dividend on May 20, 2002. Upon completion of the stock spilt, we had approximately 80 million shares of common stock outstanding.

     On May 2, 2001, we sold 9.2 million shares of L-3 Holdings common stock in a public offering for $40.00 per share. In addition, as part of the transaction, other selling stockholders, including affiliates of Lehman Brothers Inc., sold 4.7 million secondary shares. Upon closing, we received net proceeds of $353.6 million, which we used to repay borrowings outstanding under our senior credit facilities, pay for the KDI and EER acquisitions and increase cash and cash equivalents.

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

DERIVATIVE FINANCIAL INSTRUMENTS

     Included in our derivative financial instruments are foreign currency forward contracts and the embedded derivatives related to the issuance of our CODES. All of our derivative financial instruments that are sensitive to market risk are entered into for purposes other than trading.

     EMBEDDED DERIVATIVES. The contingent interest payment and contingent conversion features of the CODES are embedded derivatives which we bifurcated from the CODES and separately recorded on our balance sheet. On the date of issuance of the CODES, we ascribed $2.5 million of the net proceeds from the CODES to those embedded derivatives which represented their aggregate fair value, and recorded it as a liability in accordance with SFAS No. 133. The subsequent increases (decreases) to the fair values of the embedded derivatives are recorded as losses (gains) in the statement of operations. Their fair values at December 31, 2002 were $3.1 million which represents a liability.

     INTEREST RATE RISK. Our financial instruments that are sensitive to changes in interest rates include borrowings under the senior credit facilities all of which are denominated in U.S. dollars. There were no outstanding borrowings under our senior credit facilities. The interest rates on the Senior Subordinated Notes, Convertible Notes and CODES are fixed-rate and are not affected by changes in interest rates. Depending on the interest rate environment we may enter into interest rate swap agreements to convert the fixed interest rates on our notes to variable interest rates or terminate any existing agreements. At December 31, 2002, we do not have any interest swap agreements in place.

     When we enter into interest rate agreements, we attempt to manage exposure to counterparty credit risk by only entering into agreements with major financial institutions that are expected to be able to fully perform under the terms of such agreements. Cash payments between us and the counterparties are made in accordance with the terms of the interest rate swap agreements. Such payments are recorded as adjustments to interest expense. Additional data on our debt obligations, our applicable borrowing spreads included in the interest rates we pay on borrowings under the senior credit facilities and interest rate agreements are provided in Notes 8 and 9 to our consolidated financial statements.

     FOREIGN CURRENCY EXCHANGE RISK. We conduct some of our operations outside the U.S. in functional currencies other than the U.S. dollar. Additionally, some of our U.S. operations have contracts with foreign customers denominated in foreign currencies. To mitigate the risk associated with certain of these contracts denominated in foreign currency we have entered into foreign currency forward contracts. At December 31, 2002, the notional value of foreign currency forward contracts was $6.0 million and the fair value of these contracts was $0.5 million, which represents a liability. We account for these contracts as cash flow hedges.

     EQUITY PRICE RISK. Our equity investments in common stocks and limited partnerships are subject to equity price risk. The fair values of our investments are based on quoted market prices, as available, and on historical cost for investments in cases in which it is not practicable to estimate fair value. Both the carrying values and estimated fair values of such instruments amounted to $24.7 million at the end of 2002.

BACKLOG AND ORDERS

     We define funded backlog as the value of funded orders which have not yet been recognized as sales. We define funded orders as the value of contract awards received from the U.S. Government, for which the U.S. Government has appropriated funds, plus the value of contract awards and orders received from customers other than the U.S. Government. Our funded backlog as of December 31, 2002 was $3,228.6 million and as of December 31, 2001 was $1,719.3 million. We expect to record as sales approximately 73.0% of our December 31, 2002 funded backlog during 2003. However, there can be no assurance that our funded backlog will become sales in any particular period, if at all. Funded orders received were $4,383.1 million for 2002, $2,456.1 million for 2001 and $2,013.7 million for 2000.

     Our funded backlog does not include the full value of our contract awards including those pertaining to multi-year, cost-plus reimbursable contracts, which are generally funded on an annual basis. Funded backlog also excludes the sales value of unexercised contract options that may be exercised by customers under existing contracts and the sales value of purchase orders that we may receive under indefinite quantity contracts or basic ordering agreements.

RESEARCH AND DEVELOPMENT

     Company-sponsored research and development costs, including bid and proposal costs were $159.9 million for 2002, $107.5 million for 2001 and $101.9 million for 2000. Customer-funded research and development costs were $480.9 million for 2002, $319.4 million for 2001 and $299.3 million for 2000.

CONTINGENCIES

     We are engaged in providing products and services under contracts with the U.S. Government and, to a lesser degree, under foreign government contracts, some of which are funded by the U.S. Government. All such contracts are subject to extensive legal and regulatory requirements, and, periodically, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. Under government procurement regulations, an indictment by a federal grand jury could result in the suspension for a period of time from eligibility for awards of new government contracts. A conviction could result in debarment from contracting with the federal government for a specified term. Additionally, in the event that U.S. Government expenditures for products and services of the type we manufacture and provide are reduced and not offset by greater commercial sales or other new programs or products or acquisitions, there may be a reduction in the volume of contracts or subcontracts awarded to us.

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

     In connection with the IS acquisition, we assumed responsibility for implementing certain corrective actions, required under federal law to remediate the Greenville, Texas site location, and to pay a portion of those remediation costs. The hazardous substances requiring remediation have been substantially characterized, and the remediation system has been partially implemented. We have estimated that our share of the remediation cost will not exceed $2.5 million, and will be incurred over a period of 25 years. We have established adequate reserves for these costs.

     On August 6, 2002, ACSS was sued by Honeywell International Inc. and Honeywell Intellectual Properties, Inc. (collectively, "Honeywell") for alleged infringement of patents that relate to terrain awareness avionics. The lawsuit was filed in the United States District Court for the District of Delaware. In December 2002, Honeywell withdrew without prejudice the lawsuit against ACSS and agreed to proceed with non-binding arbitration. If the matter is not resolved through arbitration, Honeywell may reinstitute the litigation after August 14, 2003. We had previously investigated the Honeywell patents and believe that ACSS has valid defenses against Honeywell's patent infringement suit. In addition, ACSS has been indemnified to a certain extent by Thales Avionics, which provided ACSS with the alleged infringing technology. Thales Avionics owns 30% of ACSS. In the opinion of management, the ultimate disposition of Honeywell's pending claim will not result in a material liability to us.

     On November 18, 2002, we initiated a proceeding against OSI Systems, Inc.
(OSI) in the United States District Court sitting in the Southern District of New York (the "New York action") seeking, among other things, a declaratory judgment that we had fulfilled all of our obligations under a letter of intent with OSI (the "OSI Letter of Intent"). Under the OSI Letter of Intent, we were to negotiate definitive agreements with OSI for the sale of certain businesses we acquired from PerkinElmer, Inc. on June 14, 2002. On December 23, 2002, OSI responded by filing suit against us in the United States District Court sitting in the Central District of California (the "California action") alleging, among other things, that we breached our obligations under the OSI Letter of Intent and seeking damages in excess of $100 million, not including punitive damages. On February 7, 2003, OSI filed an answer and counterclaims in the New York action that asserted substantially the same claims OSI had raised in the California action. We have filed a motion to have the California action dismissed in favor of the New York action. Under the OSI Letter of Intent, we proposed selling to OSI the conventional detection business and the ARGUS business that we recently acquired from PerkinElmer, Inc. Negotiations with OSI lasted for almost one year and ultimately broke down over issues regarding, among other things, intellectual property, product-line definitions, allocation of employees and due diligence. We believe that the claims asserted by OSI in its suit are without merit and intend to defend against the OSI claims vigorously.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

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

     In May 2002, the FASB issued SFAS No. 145, Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2002. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Under the provisions of SFAS No. 145, gains and losses from extinguishment of debt can only be classified as extraordinary items if they meet the criteria in APB Opinion No. 30. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Earlier application is permitted. This statement also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar and is effective for transactions occurring after May 15, 2002. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions and are effective for financial statements issued on or after May 15, 2002. SFAS No. 145 is not expected to have a material effect on our consolidated results of operations, financial position or cash flows. However, in accordance with the provisions of SFAS No. 145, beginning on January 1, 2003, the loss on the extinguishment of debt of $16.2 million ($9.9 million after-tax) that we recorded in June 2002 (see Note 8 to the consolidated financial statements) will be included in income from continuing operations and not be reported as an extraordinary item.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 replaces the FASBs' Emerging Issues Task Force (EITF) No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan as was required by EITF No. 94-3. Examples of costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied to exit or disposal activities initiated after December 31, 2002. SFAS No. 146 is not expected to have a material effect on our consolidated results of operations and financial position.

     In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees and clarifies when a liability for the obligation undertaken should be recognized. The initial measurement of the liability is the fair value of the guarantee at its inception. This interpretation does not prescribe a specific account for the guarantor's offsetting entry when it recognizes the liability at the inception of a guarantee nor does it specify the subsequent measurement of the guarantors recognized liability. The initial recognition and measurement provisions shall be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are included in Notes 6 and 15 to the consolidated financial statements. FIN 45 is not expected to have a material effect on our consolidated results of operations and financial position.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No.
123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to Statement No. 123 that relate to annual financial statements are effective for our 2002 annual financial statements. The amendments to Statement No. 123 that relate to interim financial statements are effective for our March 31, 2003 financial statements. We do not intend to adopt the fair value based method of accounting for stock-based employee compensation which would require us to record a non-cash expense for the estimated fair value of stock-based compensation grants. Instead we will continue to apply the disclosure-only provisions of SFAS No. 123 (see Notes 2 and 14 to the consolidated financial statements). Therefore, SFAS No. 148 is not expected to have a material effect on our consolidated results of operations and financial position.

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This interpretation provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. Such entities have been termed by FIN 46 as variable interest entities (VIE). Once effective, FIN 46 will be the guidance that determines (1) whether consolidation is required under the "controlling financial interest" model of ARB Bulletin No. 51, Consolidated Financial Statements, or (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. FIN 46 includes guidance for identifying the enterprise that will consolidate a VIE, which is the enterprise that is exposed to the majority of an entity's risks or receives the majority of the benefits from an entity's activities. FIN 46 also requires that the enterprises that hold a significant variable interest in a VIE make new disclosures in their financial statements. The transitional disclosures of FIN 46, which are effective immediately, require an enterprise to identify the entities in which it holds a variable interest if the enterprise believes that those entities might be considered VIEs upon the adoption of FIN 46. The implementation and remaining disclosure requirements of FIN 46 are effective immediately for VIE's created after January 31, 2003, and on July 1, 2003, for all VIE's created before January 31, 2003. We do not believe that we hold any interests in VIEs, however, we are currently evaluating whether we hold a variable interest in entities that might be considered VIEs.


INFLATION

     The effect of inflation on our sales and earnings has not been significant. Although a majority of our sales are made under long-term contracts, the selling prices of such contracts, established for deliveries in the future, generally reflect estimated costs to be incurred in these future periods. In addition, some of our contracts provide for price adjustments through cost escalation clauses.


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

   o the business and economic conditions in the markets that we operate, including those for the commercial avation and communications markets;

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

   o pension, environmental or legal matters or proceedings and various other market, competition and industry factors, many of which are beyond our control; and

   o the fair values of our assets including identifiable intangible assets and the estimated fair value of the goodwill balances for our reporting units which can be impaired or reduced by the other factors discussed above.


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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


      Data regarding quantitative and qualitative disclosures related to our market risk sensitive financial instruments are presented in (1) "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources -- Derivative Financial Instruments" included herein under Item 7 and (2) in Note 9 to the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     See Financial Statements beginning on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


     Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table provides information concerning the directors and executive officers of the Registrants as of March 7, 2003.




NAME                                   AGE                           POSITION
-----------------------------------   -----   -----------------------------------------------------
Frank C. Lanza ....................   71      Chairman, Chief Executive Officer and Director
Robert V. LaPenta .................   57      President, Chief Financial Officer and Director
Michael T. Strianese ..............   46      Senior Vice President, Finance
Christopher C. Cambria ............   44      Senior Vice President, General Counsel and Secretary
Charles J. Schafer ................   55      Senior Vice President -- Business Operations and
                                              President, Products Group
Jimmie V. Adams ...................   66      Vice President -- Washington D.C. Operations
David T. Butler III ...............   46      Vice President -- Planning
Ralph G. D'Ambrosio ...............   35      Vice President -- Controller
Joseph S. Paresi ..................   47      Vice President -- Product Development
Robert W. RisCassi ................   67      Vice President -- Washington D.C. Operations
Stephen M. Souza ..................   50      Vice President -- Treasurer
Dr. Jill J. Wittels ...............   53      Vice President -- Business Development
Thomas A. Corcoran(1) .............   58      Director
Robert B. Millard(2) ..............   52      Director
John E. Montague(2) ...............   49      Director
John M. Shalikashvili(1) ..........   66      Director
Arthur L. Simon(1) ................   70      Director
Alan H. Washkowitz(2) .............   62      Director

----------
(1)   Member of the Audit Committee.

(2)   Member of the Compensation Committee.


     All Executive Officers serve at the discretion of the Board of Directors.

     The remaining information called for by Item 10 is incorporated herein by reference to the definitive proxy statement relating to Annual Meeting of Shareholders of L-3 Holdings, to be held on April 22, 2003. L-3 Holdings will file such definitive proxy statement with the Securities and Exchange Commission pursuant to regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information called for by Item 11 is incorporated herein by reference to the definitive proxy statement referred to above in Item 10.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information called for by Item 12 is incorporated herein by reference to the definitive proxy statement referred to above in Item 10.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Item 13 is incorporated herein by reference to the definitive proxy statement referred to above in Item 10.

ITEM 14. CONTROLS AND PROCEDURES

     Within 90 days prior to the filing date of this report, our Chairman and Chief Executive Officer and our President and Chief Financial Officer evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a -- 14(c) and 15(d) -- 14(c)). Based on that evaluation, our Chairman and Chief Executive Officer and our President and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required, and are effective to ensure that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in our internal control or in other factors which could significantly affect internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(A) 1. FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT:




                                                                                         PAGE
                                                                                        NUMBER
                                                                                       -------
Report of Independent Auditors .......................................................   F-2
Consolidated Balance Sheets as of December 31, 2002 and December 31, 2001 ............   F-3
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and
 2000 ................................................................................   F-4
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002,
 2001 and 2000 .......................................................................   F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and
 2000 ................................................................................   F-6
Notes to Consolidated Financial Statements ...........................................   F-7

(A) 2. FINANCIAL STATEMENT SCHEDULES

     Not applicable


(B) REPORTS FILED ON FORM 8-K

     None


(C) EXHIBITS

     Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference to such previous filings.




 EXHIBIT NO.                                       DESCRIPTION OF EXHIBIT
-------------   --------------------------------------------------------------------------------------------
  3.1           Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants' Quarterly Report on Form 10-Q for the
                period ended June 30, 2002).
  3.2           By laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 No. 333-46975).
  3.3           Certificate of Incorporation of L-3 Communications Corporation (incorporated by reference to Exhibit 3.1 to L-3 Communications Corporation's Registration Statement on
                Form S-4 (File No. 333-31649)).
  3.4           Bylaws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to
                L-3 Communications Corporation's Registration Statement on Form S-4 (File No.
                 333-31649)).
  4.1           Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the
                Registrant's Registration Statement on Form S-1 No. 333-46975).

 EXHIBIT NO.                                      DESCRIPTION OF EXHIBIT
-------------   ------------------------------------------------------------------------------------------
  10.6          Employment Agreement dated April 30, 1997 between Frank C. Lanza and L-3
                Communications Holdings, Inc. (incorporated by reference to Exhibit 10.5 to the
                Registrant's Registration Statement on Form S-1 No. 333-46975).
  10.7          Employment Agreement dated April 30, 1997 between Robert V. LaPenta and L-3
                Communications Holdings, Inc. (incorporated by reference to Exhibit 10.51 to the
                Registrant Statement on Form S-1 No. 333-46975).
  10.11         1997 Stock Option Plan for Key Employees (incorporated by reference to Exhibit 10.11 to Registrant's Registration Statement on Form S-1, No. 333-70125).
  10.12         Non-Qualified Stock Option Agreement dated as of April 30, 1997 by and between L-3
                Communications Holdings, Inc. and Frank C. Lanza (incorporated by reference to
                Exhibit 10.12 to Registrant's Registration Statement on Form S-1, No. 333-70125).
  10.13         Non-Qualified Stock Option Agreement dated as of April 30, 1997 by and between L-3
                Communications Holdings, Inc. and Robert V. LaPenta (incorporated by reference to
                Exhibit 10.13 to Registrant's Registration Statement on Form S-1, No. 333-70125).
  10.15         Option Plan for Non-Employee Directors of L-3 Communication's Holdings, Inc
                (incorporated by reference to Exhibit 10.15 to Registrant's annual report on Form 10-K, filed on March 31, 1999).
  10.16         1999 Long Term Performance Plan dated as of April 27, 1999 (incorporated by reference to Exhibit 10.16 to Registrant's Registration annual report on Form 10-K filed on March
                30, 2000).
  10.20         L-3 Communications Corporation Pension Plan (incorporated by reference to Exhibit
                10.10 to Registrant's Registration Statement on Form S-1, No. 333-46975).
  10.25         L-3 Communications Corporation Employee Stock Purchase Plan (incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement filed April 2,
                2001).
  10.31         Indenture dated as of May 22, 1998 ("May 1998 Indenture") between L-3
                Communications Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.6 to L-3 Communications Corporation's Registration Statement
                on Form S-4 No. 333-70199).
  10.32         Indenture dated as of December 11, 1998 ("December 1998 Indenture") among L-3
                Communications Corporation, the Guarantors named therein and the Bank of New
                York, as Trustee (incorporated by reference to Exhibit 10.32 to Registrant's Registration
                Statement on Form S-1, No. 333-70125).
  10.33         Indenture dated as of November 21, 2000 ("2000 Indenture") among L-3
                Communications Holdings, Inc., the Guarantors named therein and the Bank of New
                York, as Trustee (incorporated by reference to Exhibit 10.33 of the Registrants' Annual
                Report on Form 10-K for the year ended December 31, 2000).
  10.40         Third Amended and Restated Credit Agreement dated as of May 16, 2001 among L-3
                Communications Corporation, the lenders named therein and the other parties thereto
                (incorporated by reference to Exhibit 10.40 of the Registrant's Annual Report on Form
                10-K for the year ended December 31, 2001).
  10.41         Second Amended and Restated 364-Day Credit Agreement dated as of May 16, 2001 among L-3 Communications Corporation, the lenders named therein and the other parties thereto (incorporated by reference to Exhibit 10.41 of the Registrant's Annual
                Report on Form 10-K for the year ended December 31, 2001).
  10.42         First Amendment to Third Amended and Restated Credit Agreement dated as of
                October 17, 2001 among L-3 Communications Corporation, the lenders named therein and the other parties thereto (incorporated by reference to Exhibit 10.42 of the
                Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

      EXHIBIT NO.                                          DESCRIPTION OF EXHIBIT
----------------------   -----------------------------------------------------------------------------------------
          10.43          First Amendment to Second Amended and Restated 364-Day Credit Agreement dated as of October 17, 2001 among L-3 Communications Corporation, the lenders named therein and the other parties thereto (incorporated by reference to Exhibit 10.43 of the
                         Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
          10.44          Second Amendment to Third Amended and Restated Credit Agreement dated as of
                         February 25, 2002 among L-3 Communications Corporation, the lenders named therein and the other parties thereto (incorporated by reference to Exhibit 10.44 of the
                         Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
          10.45          Consent and Second Amendment to Second Amended and Restated 364-Day Credit
                         Agreement dated as of February 25, 2002 among L-3 Communications Corporation, the lenders named herein and the other parties thereto (incorporated by reference to
                         Exhibit 10.45 of the Registrant's Annual Report on Form 10-K for the year ended
                         December 31, 2001).
        **10.46          Consent, Waiver and Omnibus Amendment Regarding Third Amended and Restated
                         Credit Agreement dated as of February 25, 2003 among L-3 Communications
                         Corporation, the lenders named therein and the other parties thereto.
        **10.47          Consent, Waiver and Omnibus Amendment Regarding Second Amended and Restated
                         364-Day Credit Agreement dated as of February 25, 2003 among L-3 Communications
                         Corporation, the lenders named therein and the other parties thereto.
          10.51          Indenture dated as of March 8, 2002 among L-3 Communications Corporation, The
                         Bank of New York, as trustee, and the guarantors named therein (incorporated by reference to Exhibit 10.51 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
          10.53          Indenture dated as of October 24, 2001 ("2001 Indenture") among L-3 Communications
                         Holdings, Inc., the guarantors named therein and Lehman Brothers Inc., Bear Stearns &
                         Co., and Credit Suisse First Boston Corporation as initial purchasers (Incorporated by reference to Exhibit 4.f of the Registrant's Registration Statement on form S-3, No.
                         333-75558).
        **10.55          Supplemental Indenture dated as of March 10, 2003 among L-3 Communications
                         Corporation, The Bank of New York, as trustee, and the guarantors named therein to the May 1998 Indenture.
        **10.56          Supplemental Indenture dated as of March 10, 2003 among L-3 Communications
                         Corporation, The Bank of New York, as trustee, and the guarantors named therein to the December 1998 Indenture.
        **10.57          Supplemental Indenture dated as of March 10, 2003 among L-3 Communications
                         Corporation, L-3 Holdings, Inc., The Bank of New York, as trustee, and the guarantors named therein to the 2000 Indenture.
        **10.58          Supplemental Indenture dated as of March 10, 2003 among L-3 Communications
                         Corporation, L-3 Holdings, Inc., The Bank of New York, as trustee, and the guarantors named therein to the 2001 Indenture.
          10.59          Asset Purchase Agreement dated as of January 11, 2002 among Raytheon Company,
                         Raytheon Australia Pty Ltd. and L-3 Communications Corporation (incorporated by reference to Exhibit 10.59 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
          10.60          Amendment dated as of March 8, 2002 among Raytheon Company, Raytheon Australia
                         Pty Ltd., L-3 Communications Corporation, L-3 Communications Integrated Systems L.P.
                         and L-3 Communications Australia Pty Ltd to the Asset Purchase Agreement dated as of January 11, 2002 (incorporated by reference to Exhibit 10.60 of the Registrant's
                         Annual Report on Form 10-K for the year ended December 31, 2001).

   EXHIBIT NO.                                       DESCRIPTION OF EXHIBIT
----------------   -----------------------------------------------------------------------------------------
       10.91       Asset Purchase Agreement relating to the Honeywell TCAS Business by and among
                   Honeywell Inc., L-3 Communications Corporation and, solely in respect of the Guaranty in Article XIV, Honeywell International Inc. dated as of February 10, 2000 (incorporated by reference to Exhibit 10.91 of the Registrant's Annual Report on Form 10-K for the
                   year ended December 31, 2001).
       10.92       Asset Purchase and Sale Agreement, dated January 7, 2000 by and between L-3
                   Communications Corporation and Raytheon Company (incorporated by reference to
                   Exhibit 10.92 of the Registrants' Annual Report on Form 10-K for the year ended
                   December 31, 2000).
       10.93       Indenture dated as of June 28, 2002, ("2002 Indenture") among L-3 Communications
                   Corporation, the guarantors named therein and The Bank of New York, as Trustee
                   (incorporated by reference to Exhibit 4.1 of L-3 Communications Corporation's
                   Registration Statement on Form S-4, No. 333-99757).
     **10.94       Supplemental Indenture dated as of March 10, 2003 among L-3 Communications
                   Corporation, The Bank of New York, as trustee, and the guarantors named therein to the 2002 Indenture.
      *11          L-3 Communications Holding, Inc. Computation of Basic Earnings Per Share and
                   Diluted Earnings Per Share.
     **12          Ratio of Earnings to Fixed Charges.
     **21          Subsidiaries of the Registrant.
     **23.1        Consent of PricewaterhouseCoopers LLP.
     **99.1        Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of
                   the Sarbanes-Oxley Act of 2002.
     **99.2        Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
                   the Sarbanes-Oxley Act of 2002.

----------
* The information required in this exhibit is presented on Note 12 to the Consolidated Financial Statements as of December 31, 2002 in accordance with the provisions of SFAS No. 128, Earnings Per Share.


**    Filed herewith

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on March 10, 2003.


                                          L-3 COMMUNICATIONS HOLDINGS, INC.
                                          L-3 COMMUNICATIONS CORPORATION



                                          By: /s/ Robert V. LaPenta
                                          ---------------------------------
                                          Title: President and Chief Financial
Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrants on March 10, 2003 and in the capacities indicated.




            SIGNATURE                                           TITLE
--------------------------------   --------------------------------------------------------------
         /s/ Frank C. Lanza
-----------------------------      Chairman, Chief Executive Officer (Principal
            Frank C. Lanza         Executive Officer) and Director

       /s/ Robert V. LaPenta
-----------------------------      President, Chief Financial Officer (Principal Financial
          Robert V. LaPenta        Officer) and Director

      /s/ Michael T. Strianese
-----------------------------      Senior Vice President, Finance (Principal Accounting Officer)
        Michael T. Strianese

      /s/ Thomas A. Corcoran
-----------------------------      Director
         Thomas A. Corcoran

       /s/ Robert B. Millard
-----------------------------      Director
          Robert B. Millard

        /s/ John E. Montague
-----------------------------      Director
          John E. Montague

     /s/ John M. Shalikashvili
-----------------------------      Director
       John M. Shalikashvili

         /s/ Arthur L. Simon
-----------------------------      Director
           Arthur L. Simon

       /s/ Alan H. Washkowitz
-----------------------------      Director
         Alan H. Washkowitz

                                CERTIFICATIONS


I, Frank C. Lanza, certify that:

1. I have reviewed this annual report on Form 10-K of L-3 Communications Holdings, Inc. and L-3 Communications Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this annual report;

4. The registrants' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:


   a) designed such disclosure controls and procedures to ensure that material information relating to the registrants, including their consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


   b) evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrants' other certifying officer and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of the registrants' board of directors (or persons performing the equivalent function):


   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants' ability to record, process, summarize and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and


   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants' internal controls; and


6. The registrants' other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 10, 2003



/s/ Frank C. Lanza
------------------------------
Frank C. Lanza
Chairman and Chief Executive Officer

                                CERTIFICATIONS



I, Robert V. LaPenta, certify that:

1. I have reviewed this annual report on Form 10-K of L-3 Communications Holdings, Inc. and L-3 Communications Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this annual report;

4. The registrants' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:


   a) designed such disclosure controls and procedures to ensure that material information relating to the registrants, including their consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


   b) evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrants' other certifying officer and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of the registrants' board of directors (or persons performing the equivalent function):


   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants' ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants' internal controls; and


6. The registrants' other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 10, 2003



/s/ Robert V. LaPenta
------------------------------
Robert V. LaPenta
President and Chief Financial Officer

                         INDEX TO FINANCIAL STATEMENTS

     Consolidated Financial Statements as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000.



Report of Independent Auditors .......................................................   F-2

Consolidated Balance Sheets as of December 31, 2002 and December 31, 2001 ............   F-3

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and
 2000 ................................................................................   F-4

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002,
 2001 and 2000 .......................................................................   F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and
 2000 ................................................................................   F-6

Notes to Consolidated Financial Statements ...........................................   F-7

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of L-3 Communications Holdings, Inc.


We have audited the accompanying consolidated balance sheets of L-3 Communications Holdings, Inc. ("L-3 Holdings") and L-3 Communications Corporation ("L-3 Communications") and subsidiaries (collectively, the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of L-3 Holdings and L-3 Communications and subsidiaries as of December 31, 2002 and 2001 and their respective consolidated results of operations and cash flows for each of the three years ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As indicated in Note 5 to the financial statements, in 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.


                                                 /s/ PricewaterhouseCoopers LLP


New York, New York
January 27, 2003

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                        DECEMBER 31,
                                                               -------------------------------
                                                                    2002             2001
                                                               --------------   --------------
                           ASSETS
Current assets:
 Cash and cash equivalents .................................    $   134,856      $   361,022
 Contracts in process ......................................      1,317,993          801,824
 Deferred income taxes .....................................        143,634           62,965
 Other current assets ......................................         42,891           16,590
                                                                -----------      -----------
   Total current assets ....................................      1,639,374        1,242,401
                                                                -----------      -----------
Property, plant and equipment, net .........................        458,639          203,374
Goodwill ...................................................      2,794,548        1,707,718
Intangible assets ..........................................         90,147            3,833
Deferred income taxes ......................................        147,190           97,883
Deferred debt issue costs ..................................         48,839           40,190
Other assets ...............................................         63,571           43,850
                                                                -----------      -----------
   Total assets ............................................    $ 5,242,308      $ 3,339,249
                                                                ===========      ===========
              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable, trade ...................................    $   167,240      $   129,538
 Accrued employment costs ..................................        187,754          126,981
 Accrued expenses ..........................................         56,763           38,823
 Customer advances .........................................         71,751           74,060
 Accrued interest ..........................................         20,509           13,288
 Income taxes ..............................................         33,729           16,768
 Other current liabilities .................................        158,893          125,113
                                                                -----------      -----------
   Total current liabilities ...............................        696,639          524,571
                                                                -----------      -----------
Pension and postretirement benefits ........................        343,527          155,052
Other liabilities ..........................................         78,947           60,585
Long-term debt .............................................      1,847,752        1,315,252
                                                                -----------      -----------
   Total liabilities .......................................      2,966,865        2,055,460
                                                                -----------      -----------
Commitments and contingencies
Minority interest ..........................................         73,241           69,897
                                                                -----------      -----------
Shareholders' equity:
 L-3 Holdings' common stock; $.01 par value; authorized
   300,000,000 shares, issued and outstanding 94,577,331 and
   78,496,626 shares (L-3 Communications' common stock;
   $.01 par value, 100 shares authorized, issued and
   outstanding) ............................................      1,794,976          939,037
 Retained earnings .........................................        479,827          301,730
 Unearned compensation .....................................         (3,302)          (3,205)
 Accumulated other comprehensive loss ......................        (69,299)         (23,670)
                                                                -----------      -----------
Total shareholders' equity .................................      2,202,202        1,213,892
                                                                -----------      -----------
   Total liabilities and shareholders' equity ..............    $ 5,242,308      $ 3,339,249
                                                                ===========      ===========

                See notes to consolidated financial statements.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                               YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------------------
                                                                      2002              2001               2000
                                                                 --------------   ----------------   ----------------
Sales:
 Contracts, primarily U.S. Government ........................    $ 3,581,102       $  1,932,205       $  1,584,824
 Commercial, primarily products ..............................        430,127            415,217            325,237
                                                                  -----------       ------------       ------------
    Total sales ..............................................      4,011,229          2,347,422          1,910,061
                                                                  -----------       ------------       ------------
Costs and expenses:
 Contracts, primarily U.S. Government ........................      3,137,561          1,699,617          1,388,263
 Commercial, primarily products:
   Cost of sales .............................................        270,800            252,790            204,989
   Selling, general and administrative expenses ..............        114,052             93,238             70,039
   Research and development expenses .........................         34,837             26,447             24,052
                                                                  -----------       ------------       ------------
    Total costs and expenses .................................      3,557,250          2,072,092          1,687,343
                                                                  -----------       ------------       ------------
 Operating income ............................................        453,979            275,330            222,718
 Interest and other income ...................................          4,921              1,739              4,393
 Interest expense ............................................        122,492             86,390             93,032
 Minority interest ...........................................          6,198              4,457                 --
                                                                  -----------       ------------       ------------
 Income before income taxes, extraordinary loss and
   cumulative effect of a change in accounting principle .....        330,210            186,222            134,079
 Provision for income taxes ..................................        117,885             70,764             51,352
                                                                  -----------       ------------       ------------
 Income before extraordinary loss and cumulative
   effect of a change in accounting principle ................        212,325            115,458             82,727
   Extraordinary loss on early extinguishment of debt,
    net of income taxes of $6,329 (Note 8) ...................         (9,858)                --                 --
   Cumulative effect of a change in accounting principle,
    net of income taxes of $6,428 (Note 5) ...................        (24,370)                --                 --
                                                                  -----------       ------------       ------------
 Net income ..................................................    $   178,097       $    115,458       $     82,727
                                                                  ===========       ============       ============
 L-3 Holdings' earnings per common share:
   Basic:
    Income before extraordinary loss and accounting
      change .................................................    $      2.44       $       1.54       $       1.24
    Extraordinary loss .......................................         ( 0.11)                --                 --
    Accounting change ........................................         ( 0.28)                --                 --
                                                                  -----------       ------------       ------------
    Net income ...............................................    $      2.05       $       1.54       $       1.24
                                                                  ===========       ============       ============
   Diluted:
    Income before extraordinary loss and accounting
      change .................................................    $      2.29       $       1.47       $       1.18
    Extraordinary loss .......................................         ( 0.11)                --                 --
    Accounting change ........................................         ( 0.25)                --                 --
                                                                  -----------       ------------       ------------
    Net income ...............................................    $      1.93       $       1.47       $       1.18
                                                                  ===========       ============       ============
 L-3 Holdings' weighted average common shares
   outstanding:
   Basic .....................................................         86,943             74,880             66,710
                                                                  ===========       ============       ============
   Diluted ...................................................         97,413             85,438             69,906
                                                                  ===========       ============       ============

                See notes to consolidated financial statements.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                            L-3 HOLDINGS'
                                                           ----------------   ADDITIONAL
                                                            SHARES    PAR       PAID-IN      RETAINED
                                                            ISSUED   VALUE      CAPITAL      EARNINGS
                                                           -------- ------- -------------- ------------
Balance December 31, 1999 ................................  65,590   $ 655   $   483,039    $ 103,545
Comprehensive income:
 Net income ..............................................                                     82,727
 Minimum pension liability, net of ($553) tax benefit. ...
 Foreign currency translation adjustment .................
 Unrealized loss on securities, net of ($2,316)
  tax benefit ............................................
Shares issued:
 Employee savings plans ..................................     469       5        12,637
 Exercise of stock options ...............................   1,154      12        18,050
Grant of restricted stock ................................                         1,512
Amortization of unearned compensation ....................
Other ....................................................                            16
                                                            ------   -----   -----------    ---------
Balance December 31, 2000 ................................  67,213     672       515,254      186,272
Comprehensive income:
 Net income ..............................................                                    115,458
 Minimum pension liability, net of ($11,955)
  tax benefit ............................................
 Foreign currency translation adjustment, net of ($164)
  tax benefit ............................................
 Unrealized loss on securities, net of ($111) tax benefit
 Unrealized loss on securities reclassified to net income
  from other comprehensive loss, net of $2,274 of
  taxes ..................................................
 Unrealized losses on hedging instruments, net of
  ($100) tax benefit .....................................
Shares issued:
 Sale of common stock ....................................   9,150      92       353,530
 Employee savings plans ..................................     418       4        16,864
 Acquisition consideration ...............................     588       6        17,351
 Exercise of stock options ...............................   1,128      11        28,253
Employee stock purchase plan contributions ...............                         4,861
Grant of restricted stock ................................                         2,118
Amortization of unearned compensation ....................
Other ....................................................                            21
                                                            ------   -----   -----------    ---------
Balance December 31, 2001 ................................  78,497     785       938,252      301,730
Comprehensive income:
 Net income ..............................................                                    178,097
 Minimum pension liability, net of ($29,859)
  tax benefit ............................................
 Foreign currency translation adjustment, net of
  ($1,626) tax benefit ...................................
 Unrealized losses on hedging instruments reclassified
  to net income from other comprehensive loss, net of
  $198 of taxes ..........................................
 Unrealized losses on hedging instruments, net of
  ($275) tax benefit .....................................
Shares issued:
 Sale of common stock ....................................  14,000     140       766,640
 Employee savings plans ..................................     529       5        28,133
 Acquisition consideration ...............................     229       2        10,605
 Exercise of stock options ...............................     970      10        30,665
 Employee stock purchase plan contributions ..............     352       4        17,474
Grant of restricted stock ................................                         2,231
Amortization of unearned compensation ....................
Other ....................................................                            30
                                                            ------   -----   -----------    ---------
Balance December 31, 2002 ................................  94,577   $ 946   $ 1,794,030    $ 479,827
                                                            ======   =====   ===========    =========



                                                                            ACCUMULATED
                                                                               OTHER
                                                              UNEARNED     COMPREHENSIVE
                                                            COMPENSATION   INCOME (LOSS)      TOTAL
                                                           -------------- -------------- ---------------
Balance December 31, 1999 ................................   $  (1,661)     $   (2,403)    $   583,175
Comprehensive income:
 Net income ..............................................                                      82,727
 Minimum pension liability, net of ($553) tax benefit. ...                        (819)           (819)
 Foreign currency translation adjustment .................                      (1,222)         (1,222)
 Unrealized loss on securities, net of ($2,316)
  tax benefit ............................................                      (2,728)         (2,728)
                                                              ----------    ----------     -----------
                                                                                                77,958
Shares issued:
 Employee savings plans ..................................                                      12,642
 Exercise of stock options ...............................                                      18,062
Grant of restricted stock ................................      (1,512)                             --
Amortization of unearned compensation ....................         716                             716
Other ....................................................                                          16
                                                              ----------    ----------     -----------
Balance December 31, 2000 ................................      (2,457)         (7,172)        692,569
Comprehensive income:
 Net income ..............................................                                     115,458
 Minimum pension liability, net of ($11,955)
  tax benefit ............................................                     (19,519)        (19,519)
 Foreign currency translation adjustment, net of ($164)
  tax benefit ............................................                        (268)           (268)
 Unrealized loss on securities, net of ($111) tax benefit                         (180)           (180)
 Unrealized loss on securities reclassified to net income
  from other comprehensive loss, net of $2,274 of
  taxes ..................................................                       3,632           3,632
 Unrealized losses on hedging instruments, net of
  ($100) tax benefit .....................................                        (163)           (163)
                                                                                           -----------
                                                                                                98,960
Shares issued:
 Sale of common stock ....................................                                     353,622
 Employee savings plans ..................................                                      16,868
 Acquisition consideration ...............................                                      17,357
 Exercise of stock options ...............................                                      28,264
Employee stock purchase plan contributions ...............                                       4,861
Grant of restricted stock ................................      (2,118)                             --
Amortization of unearned compensation ....................       1,370                           1,370
Other ....................................................                                          21
                                                              ----------    ----------     -----------
Balance December 31, 2001 ................................      (3,205)        (23,670)      1,213,892
Comprehensive income:
 Net income ..............................................                                     178,097
 Minimum pension liability, net of ($29,859)
  tax benefit ............................................                     (45,580)        (45,580)
 Foreign currency translation adjustment, net of
  ($1,626) tax benefit ...................................                          65              65
 Unrealized losses on hedging instruments reclassified
  to net income from other comprehensive loss, net of
  $198 of taxes ..........................................                         323             323
 Unrealized losses on hedging instruments, net of
  ($275) tax benefit .....................................                        (437)           (437)
                                                                                           -----------
                                                                                               132,468
Shares issued:
 Sale of common stock ....................................                                     766,780
 Employee savings plans ..................................                                      28,138
 Acquisition consideration ...............................                                      10,607
 Exercise of stock options ...............................                                      30,675
 Employee stock purchase plan contributions ..............                                      17,478
Grant of restricted stock ................................      (2,231)                             --
Amortization of unearned compensation ....................       2,134                           2,134
Other ....................................................                                          30
                                                              ----------    ----------     -----------
Balance December 31, 2002 ................................   $  (3,302)     $  (69,299)    $ 2,202,202
                                                             =========      ==========     ===========

                See notes to consolidated financial statements.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                        ----------------------------------------------
                                                                              2002            2001            2000
                                                                        ---------------   ------------   -------------
OPERATING ACTIVITIES:
Net income ..........................................................    $    178,097      $  115,458     $   82,727
Extraordinary loss on early extinguishment of debt ..................           9,858              --             --
Cumulative effect of a change in accounting principle ...............          24,370              --             --
Goodwill amortization ...............................................              --          42,356         34,994
Depreciation ........................................................          66,230          40,362         36,158
Amortization of intangibles and other assets ........................           9,630           4,233          3,102
Amortization of deferred debt issue costs (included in interest
 expense) ...........................................................           7,392           6,388          5,724
Minority interest ...................................................           6,198           4,457             --
Deferred income tax provision .......................................          79,092          52,638         25,103
Other non-cash items, principally contributions to employee savings
 plans in L-3 Holdings' common stock ................................          28,653          17,576         12,517
Changes in operating assets and liabilities, net of amounts acquired:
 Contracts in process ...............................................         (75,031)        (40,652)       (66,402)
 Other current assets ...............................................         (15,257)          1,643         (2,599)
 Other assets .......................................................         (16,641)        (12,033)          (416)
 Accounts payable ...................................................         (21,904)        (43,165)        38,065
 Accrued employment costs ...........................................          30,100          11,931          6,239
 Accrued expenses ...................................................          (2,581)        (20,300)         2,274
 Customer advances ..................................................         (11,272)         12,627        (17,087)
 Accrued interest ...................................................           7,199          (3,047)         3,637
 Income taxes .......................................................          37,181          14,431         13,161
 Other current liabilities ..........................................         (41,206)        (37,555)       (59,286)
 Pension and postretirement benefits ................................          (1,670)          4,550         (7,214)
 Other liabilities ..................................................          20,517           1,423          1,959
 All other operating activities .....................................            (495)           (353)         1,149
                                                                         ------------      ----------     ----------
Net cash from operating activities ..................................         318,460         172,968        113,805
                                                                         ------------      ----------     ----------
INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired .....................      (1,742,133)       (446,911)      (599,608)
Proceeds from sale of interest in subsidiary ........................              --          75,206             --
Capital expenditures ................................................         (62,058)        (48,121)       (33,580)
Disposition of property, plant and equipment ........................           3,548           1,237         18,060
Other investing activities ..........................................          (9,885)         (6,301)         6,905
                                                                         ------------      ----------     ----------
Net cash used in investing activities ...............................      (1,810,528)       (424,890)      (608,223)
                                                                         ------------      ----------     ----------
FINANCING ACTIVITIES:
Borrowings under revolving credit facility ..........................         566,000         316,400        858,500
Repayment of borrowings under revolving credit facility .............        (566,000)       (506,400)      (668,500)
Borrowings under bridge loan facility ...............................         500,000              --             --
Repayment of borrowings under bridge loan facility ..................        (500,000)             --             --
Proceeds from sale of senior subordinated notes .....................         750,000         420,000        300,000
Redemption of senior subordinated notes .............................        (237,468)             --             --
Proceeds from sale of L-3 Holdings' common stock, net ...............         766,780         353,622             --
Debt issuance costs .................................................         (19,759)        (16,671)       (12,916)
Proceeds from exercise of stock options .............................          17,372          16,325          8,954
Employee stock purchase plan contributions ..........................          17,478           4,861             --
Distributions to minority interest ..................................          (2,854)         (2,530)            --
Other financing activities ..........................................         (25,647)         (5,343)        (1,728)
                                                                         ------------      ----------     ----------
Net cash from financing activities ..................................       1,265,902         580,264        484,310
                                                                         ------------      ----------     ----------
Net increase (decrease) in cash .....................................        (226,166)        328,342        (10,108)
Cash and cash equivalents, beginning of period ......................         361,022          32,680         42,788
                                                                         ------------      ----------     ----------
Cash and cash equivalents, end of period ............................    $    134,856      $  361,022     $   32,680
                                                                         ============      ==========     ==========

                See notes to consolidated financial statements.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. DESCRIPTION OF BUSINESS

     L-3 Communications Holdings, Inc. conducts its operations and derives all its operating income and cash flow through its wholly owned subsidiary, L-3 Communications Corporation ("L-3 Communications"). L-3 Communications Holdings, Inc. ("L-3 Holdings" and together with its subsidiaries, "L-3" or "the Company") is a merchant supplier of secure communications and intelligence, surveillance and reconnaissance (ISR) systems, training, simulation and support services, aviation products and aircraft modernization, as well as specialized products. The Company's customers include the U.S. Department of Defense (DoD) and prime contractors thereof, certain U.S. Government intelligence agencies, major aerospace and defense contractors, foreign governments, commercial customers and certain other U.S. federal, state and local government agencies. The Company has the following four reportable segments: (1) Secure Communications & ISR, (2) Training, Simulation & Support Services; (3) Aviation Products & Aircraft Modernization; and (4) Specialized Products.

Secure Communications & ISR. The businesses in this segment provide products and services for the global ISR market, specializing in signals intelligence (SIGINT) and communications intelligence (COMINT) systems. These products and services provide to the warfighter in real-time the unique ability to collect and analyze unknown electronic signals from command centers, communication nodes and air defense systems for real-time situation awareness and response. This segment also provides secure, high data rate communications systems for military and other U.S. Government and foreign government reconnaissance and surveillance applications. These systems and products are critical elements of virtually all major communication, command and control, intelligence gathering and space systems. The Company's systems and products are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring and dissemination functions of these communication systems. The major secure communication programs and systems include:

     o secure data links for airborne, satellite, ground and sea-based remote platforms for real-time information collection and dissemination to users;

     o highly specialized fleet management and support, including procurement, systems integration, sensor development, modifications and maintenance for signals intelligence and ISR special mission aircraft and airborne surveillance systems;

     o strategic and tactical signals intelligence systems that detect, collect, identify, analyze and disseminate information;

     o   secure telephone and network equipment and encryption management; and

     o communication systems for surface and undersea vessels and manned space flights.

     Training, Simulation & Support Services. The businesses in this segment provide a full range of training, simulation and support services, including:

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

     o high-end engineering and information support services used for command, control, communications and ISR architectures, as well as for air warfare modeling and simulation tools for applications used by the DoD, Department of Homeland Security and U.S. Government intelligence agencies, including missile and space systems, Unmanned Aerial Vehicles
         (UAVs) and military aircraft;

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     o developing and managing extensive programs in the United States and internationally that focus on teaching, training and education, logistics, strategic planning, organizational design, democracy transition and leadership development;

     o producing crisis management software and providing command and control for homeland security applications; and

     o design, prototype development and production of ballistic missile targets for missile defense applications, including present and future threat scenarios.

     Aviation Products & Aircraft Modernization. The businesses in this segment provide aviation products and aircraft modernization services, including:

     o airborne traffic and collision avoidance systems (TCAS) for commercial and military applications;

     o commercial, solid-state, crash-protected cockpit voice recorders, flight data recorders and maritime hardened voyage recorders;

     o ruggedized custom displays for military and high-end commercial applications;

     o turnkey aviation life cycle management services that integrate custom developed and commercial off-the-shelf products for various military and commercial wide-body and rotary wing aircraft, including heavy maintenance and structural modifications and Head-of-State and commercial interior completions; and

     o engineering, modification, maintenance, logistics and upgrades for U.S. Special Operations Command aircraft, vehicles and personnel equipment.

     Specialized Products. The businesses in this segment supply products, including components, subsystems and systems, to military and commercial customers in several niche markets. These products include:

     o ocean products, including acoustic undersea warfare products for mine hunting, dipping and anti-submarine sonars and naval power distribution, conditioning, switching and protection equipment for surface and undersea platforms;

     o ruggedization and integration of commercial-off-the-shelf technology for displays, computers and electronic systems for military and commercial applications;

     o integrated video security and surveillance systems that provide perimeter security used by the U.S. Immigration and Naturalization Service and U.S. Border Patrol to monitor and protect U.S. borders;

     o security systems for aviation, port and border applications to detect explosives, concealed weapons, contraband and illegal narcotics, to inspect agricultural products and to examine cargo;

     o telemetry, instrumentation, space and navigation products, including tracking and flight termination;

     o   premium fuzing products;

     o microwave components used in radar communication satellites, wireless communication equipment, electronic surveillance, communication and electronic warfare applications and counter measure systems;

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     o   high performance antennas and ground based radomes;

     o training devices and motion simulators which produce advanced virtual reality simulation and high-fidelity representations of cockpits and mission stations for fixed and rotary wing aircraft and land vehicles; and

     o precision stabilized electro-optic surveillance systems, including high magnification lowlight, daylight and forward looking infrared sensors, laser range finders, illuminators and designators, and digital and wireless communication systems.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION: The accompanying financial statements comprise the consolidated financial statements of L-3 Holdings and L-3 Communications. L-3 Holdings' only asset is its investment in the common stock of L-3 Communications, its wholly-owned subsidiary, and its only obligations are its 5 1/4% Convertible Senior Subordinated Notes due 2009 and its 4% Senior Subordinated Convertible Contingent Debt Securities due 2011 (CODES). L-3 Holdings has also guaranteed the borrowings under the senior credit facilities of L-3 Communications. L-3 Holdings' obligations have been jointly, severally, fully and unconditionally guaranteed by L-3 Communications and certain of its domestic subsidiaries, and accordingly, such debt has been reflected as debt of L-3 Communications in its consolidated financial statements in accordance with the U.S. Securities and Exchange Commission's (SEC) Staff Accounting Bulletin
(SAB) No. 54. In addition, all issuances of equity securities including grants of stock options and restricted stock by L-3 Holdings to employees of L-3 Communications have been reflected in the consolidated financial statements of L-3 Communications. As a result, the consolidated financial positions, results of operations and cash flows of L-3 Holdings and L-3 Communications are substantially the same. See Note 20 for additional information.

     SALES AND COSTS AND EXPENSES PRESENTATION: The Company presents its sales and cost and expenses in two categories in the statement of operations, "Contracts, primarily U.S. Government" and "Commercial, primarily products", which are based on how the Company recognizes revenue. Sales and costs and expenses for the Company's businesses that are primarily U.S. Government contractors are presented as "Contracts, primarily U.S. Government." The sales for the Company's U.S. Government contractor businesses are transacted using written contractual arrangements or "contracts" for products and services according to the specifications of the customer and are within the scope of the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and certain Production-Type Contracts (SOP 81-1) and Accounting Research Bulletin No. 43, Chapter 11, Section A, Government Contracts, Cost-Plus-Fixed Fee Contracts (ARB 43). Sales reported under "Contracts, primarily U.S. Government" also include certain sales by the Company's U.S. Government contractor businesses transacted using contracts for domestic and foreign commercial customers which also are within the scope of SOP 81-1. Sales and costs and expenses for the Company's businesses whose customers are primarily commercial customers are presented as "Commercial, primarily products". These sales to commercial customers are not within the scope of SOP 81-1 or ARB 43, and are recognized in accordance with the SEC's SAB No. 101, Revenue Recognition in Financial Statements. The Company's commercial businesses are substantially comprised of Aviation Communication & Surveillance Systems (ACSS), Aviation Recorders, Microwave components, Detection Systems business acquired from PerkinElmer, Inc., Satellite Networks, and PrimeWave Communications.

     During 2002, certain commercial businesses of L-3 were combined with other larger L-3 businesses, which are primarily U.S. Government contractors. Sales and costs and expenses for these commercial businesses are now presented under the caption "Contracts, primarily U.S. Government." The Company has reclassified sales and costs and expenses for all prior periods presented to conform to the 2002 presentation.

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

     REVENUE RECOGNITION: The substantial majority of the Company's direct and indirect sales to the U.S. Government and certain of the Company's sales to foreign governments and commercial customers are made pursuant to written contractual arrangements or "contracts" to design, develop, manufacture and/or modify complex products, and to the specifications of the buyers (customers) or to provide services related to the performance of such contracts. These contracts are within the scope of SOP 81-1, and sales and profits on them are recognized using percentage-of-completion methods of accounting. Sales and profits on fixed-price production contracts whose units are produced and delivered in a continuous or sequential process are recorded as units are delivered based on their selling prices (the "units-of-delivery" method). Sales and profits on other fixed-price contracts are recorded based on the ratio of total actual incurred costs to date to the total estimated costs for each contract (the "cost-to-cost method"). Amounts representing contract change orders or claims are included in sales only when they can be reliably estimated and their realization is reasonably assured. Losses on contracts are recognized in the period in which they are determined. The impact of revisions of contract estimates, which may result from contract modifications, performance or other reasons, are recognized on a cumulative catch-up basis in the period in which the revisions are made.

     Revenue recognition on sales arrangements that are cost-reimbursable contracts with the U.S. Government are also specifically within the scope of ARB 43, in addition to SOP 81-1. Sales and profits on a cost-reimbursable contract are recognized as allowable costs are incurred on the contract and become billable to the customer, in an amount equal to the allowable costs plus the profit on those cost which is generally fixed or variable based on the contract fee arrangement.

     Sales on arrangements that are not within the scope of SOP 81-1 or ARB 43 are recognized in accordance with the SEC's SAB No. 101. Sales are recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been performed, the selling price to the buyer is fixed or determinable and collectibility is reasonably assured.

     CONTRACTS IN PROCESS: Contracts in process include receivables and inventories for contracts that are within the scope of SOP 81-1, as well as receivables and inventories related to other contractual arrangements. Billed Receivables represent the uncollected portion of amounts recorded as sales and billed to customers, including those amounts for sales arrangements that are not within the scope of SOP 81-1. Unbilled Contract Receivables represent accumulated incurred costs and earned profits or losses on contracts in process that have been recorded as sales, but have not yet been billed to customers. Inventoried Contract Costs represent incurred costs on contracts in process that have not been recognized as costs and expenses and which are recoverable under contracts. Incurred contract costs include direct costs and overhead costs. In accordance with SOP 81-1 and the AICPA Audit and Accounting Guidelines, Audits of Federal Government Contractors, the Company's inventoried contract costs for U.S. Government contracts, and contracts with prime contractors or subcontractors of the U.S. Government, also include allocated general and administrative costs, independent research and development costs and bid and proposal costs. Contracts in Process may contain amounts relating to contracts and programs with long performance cycles, a portion of which may not be realized within one year. Provisions for contracts in a loss position in excess of the amounts included in Contracts in Process are reported in Estimated Costs in Excess of Billings to Complete Contracts in Process, which is a component of Other Current Liabilities and Other Liabilities. Under the contractual arrangements on certain contracts with the U.S.

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

     The Company values its acquired contracts in process on the date of acquisition at contract value less the Company's estimated costs to complete the contract and a reasonable profit allowance on the Company's completion effort commensurate with the profit margin that the Company earns on similar contracts.

     DERIVATIVE FINANCIAL INSTRUMENTS: In connection with its risk management and financial derivatives, the Company has entered into interest rate swap agreements, interest rate cap and floor contracts and foreign currency forward contracts. Derivative financial instruments also include embedded derivatives. The Company's interest rate swap agreements are accounted for as fair value hedges. The difference between the variable interest rates paid on the interest rate swap agreements and the fixed interest rate on the debt instrument underlying the swap agreements is recorded as increases or decreases to interest expense. Upon termination of an interest rate swap agreement, the cash received or paid that relates to the future value of the swap agreements at the termination date is a deferred gain or loss, which is recognized as a decrease or increase to interest expense over the remaining term of the underlying debt instrument. The foreign currency forward contracts are accounted for as cash flow hedges. Upon settlement, gains and losses on foreign currency forward contracts are reported as a component of the underlying transaction within contracts in process. The embedded derivatives related to the issuance of the Company's debt are recorded at fair value with changes reflected in the statement of operations.

     PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed by applying principally the straight-line method to the estimated useful lives of the related assets. Useful lives range substantially from 10 to 40 years for buildings and improvements and 3 to 10 years for machinery, equipment, furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. When property or equipment is retired or otherwise disposed of, the net book value of the asset is removed from the Company's balance sheet and the net gain or loss is included in the determination of income.

     DEBT ISSUANCE COSTS: Costs incurred to issue debt are deferred and amortized as interest expense over the term of the related debt using a method that approximates the effective interest method.

     IDENTIFIABLE INTANGIBLES: Identifiable intangibles include contracts and customer relationships, unpatented technology and non-compete agreements. Effective January 1, 2002, the initial measurement of these intangible assets has been based on their fair values. Fair value for customer relationships and non-compete agreements are derived using the present value of estimated future cash flows, net of income taxes, that are expected to result from the programs. Identifiable intangibles are amortized over their useful lives, which range from 5 to 20 years.

     GOODWILL: Effective January 1, 2002, the Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and other Intangible Assets. The carrying value of goodwill and indefinite lived identifiable intangible assets are not amortized, but are tested for impairment based on their estimated fair values using discounted cash flows valuation at the beginning of each year, and whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Prior to January 1, 2002, goodwill was amortized on a

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

straight-line basis over periods ranging from 15 to 40 years except for goodwill related to acquisitions consummated after June 30, 2001. Prior to the adoption of SFAS No. 142, the Company evaluated the carrying amount of goodwill by reference to current and estimated profitability and undiscounted cash flows.

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

     RESEARCH AND DEVELOPMENT: Independent research and development costs sponsored by the Company include bid and proposal costs, and relate to both U.S. Government products and services and those for commercial and foreign customers. The independent research and development (IRAD) and bid and proposal costs (B&P) for the Company's businesses that are U.S. Government contractors are allowable indirect contract costs that are allocated to our U.S. Government contracts in accordance with U.S. Government regulations. In accordance with SOP 81-1 and the AICPA Audit and Accounting Guide, Audits of Federal Government Contractors, the Company reports IRAD and B&P costs allocated to U.S. Government contracts as costs of sales when the related contract sales are recognized, and are not accounted for as period expenses. Research and development costs for the Company's businesses that are not U.S. Government contractors are expensed as incurred in accordance with SFAS No. 2, Accounting for Research and Development Costs.

     Customer-funded research and development costs, including software development costs, are incurred pursuant to contracts under which the customer directs the scope of work and are accounted for as direct contract costs, which are not research and development expenses under SFAS No. 2.

     COMPUTER SOFTWARE COSTS. The Company's software development costs for computer software to be sold, leased or marketed that are incurred after establishing technological feasibility for the computer software are capitalized as other assets and amortized on a product by product basis using the amount that is the greater of the straight-line method over the useful life or the ratio of current revenues to total estimated revenues in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Capitalized software development costs, net of accumulated amortization, was $25,724 at December 31, 2002 and $16,025 at December 31, 2001, and is included in other assets on the consolidated balance sheets.

     STOCK OPTIONS: The Company accounts for stock options under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Compensation expense for incentive stock options is recognized in income based on the excess, if any, of L-3 Holdings' fair value of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. When the exercise price for incentive stock options granted to employees equals or exceeds the fair value of the L-3 Holdings common stock at the date of grant, the Company does not recognize compensation expense. The table below presents pro forma net income and L-3 Holdings EPS had the Company elected to recognize compensation expense in accordance with the fair value approach of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of SFAS No. 123.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                        YEAR ENDED DECEMBER 31,
                            -----------------------------------------------
                                 2002             2001             2000
                            --------------   --------------   -------------
Net income:
 As reported ............     $  178,097       $  115,458       $  82,727
 Pro forma ..............        160,079          107,573          75,064
L-3 Holdings Basic EPS:
 As reported ............     $     2.05       $     1.54       $    1.24
 Pro forma ..............           1.84             1.44            1.13
L-3 Holdings Diluted EPS:
 As reported ............     $     1.93       $     1.47       $    1.18
 Pro forma ..............           1.75             1.38            1.07

     The assumptions used to calculate the fair value of stock options at their grant dates are presented in Note 14.

     PRODUCT WARRANTIES: Product warranty costs are accrued when the covered products are shipped to customers. Product warranty expense is recognized based on the terms of the product warranty and the related estimated costs. Accrued warranty costs are reduced as these costs are incurred.

     USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs and expenses during the reporting period. The most significant of these estimates and assumptions relate to contract estimates of sales and estimated costs to complete contracts in process, estimates of market values for inventories reported at lower of cost or market, estimates of pension and postretirement benefit obligations, recoverability of recorded amounts of fixed assets and goodwill, income taxes, litigation and environmental obligations. Actual amounts will differ from these estimates.

     RECENTLY ISSUED ACCOUNTING STANDARDS: In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 applies to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset, except for certain obligations of lessees. This statement does not apply to obligations that arise solely from a plan to dispose of a long-lived asset. SFAS No. 143 requires that estimated asset retirement costs be measured at their fair values and recognized as assets and depreciated over the useful life of the related asset. Similarly, liabilities for the present value of asset retirement obligations are to be recognized and accreted as interest expense each year to their estimated future value until the asset is retired. These provisions will be applied to existing asset retirement obligations as of the adoption date as a cumulative-effect of a change in accounting policy. SFAS No. 143 is effective for the Company's fiscal years beginning January 1, 2003. SFAS No. 143 is not expected to have a material effect on the Company's consolidated results of operations and financial position.

     In May 2002, the FASB issued SFAS No. 145, Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2002. SFAS No. 145, rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Under the provisions of SFAS No. 145, gains and losses from extinguishment of debt can only be classified as extraordinary items if they meet the criteria in APB Opinion No. 30. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Earlier application is permitted. This statement also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar, and is effective for transactions occurring after May 15, 2002. This Statement also amends other existing

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions and are effective for financial statements issued on or after May 15, 2002. SFAS No. 145 is not expected to have a material effect on the Company's consolidated results of operations, financial position or cash flows. However, in accordance with the provisions of SFAS No. 145, beginning on January 1, 2003, the loss on the extinguishment of debt of $16,187 ($9,858 after-tax) that the Company recorded in June 2002 (see Note 8) will be included in income from continuing operations and not be reported as an extraordinary item.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 replaces FASBs' Emerging Issues Task Force (EITF) No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan as was required by EITF No. 94-3. Examples of costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied to exit or disposal activities initiated after December 31, 2002. SFAS No. 146 is not expected to have a material effect on the Company's consolidated results of operations and financial position.

     In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees and clarifies when a liability for the obligation undertaken should be recognized. The initial measurement of the liability is the fair value of the guarantee at its inception. This interpretation does not prescribe a specific account for the guarantor's offsetting entry when it recognizes the liability at the inception of a guarantee nor does it specify the subsequent measurement of the guarantors recognized liability. The initial recognition and measurement provisions shall be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are included in Notes 6 and 15. FIN 45 is not expected to have a material effect on the Company's consolidated results of operation and financial position.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No.
123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to Statement No. 123 that relate to annual financial statements are effective for the Company's 2002 annual financial statements. The amendments to Statement No. 123 that relate to interim financial statements are effective for the Company's March 31, 2003 financial statements. The Company does not intend to adopt the fair value based method of accounting for stock-based employee compensation which would require the Company to record a non-cash expense for the estimated fair value of stock-based compensation grants. Instead the Company will continue to apply the disclosure-only provisions of SFAS No. 123 (see accounting policy for stock options above and Note 14). Therefore, SFAS No. 148 is not expected to have a material effect on the Company's consolidated results of operations and financial position.

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This interpretation provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. Such entities have been termed by FIN 46 as variable interest entities (VIE). Once effective, FIN 46 will be the guidance that

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

determines (1) whether consolidation is required under the "controlling financial interest" model of ARB Bulletin No. 51, Consolidated Financial Statements, or (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. FIN 46 includes guidance for identifying the enterprise that will consolidate a VIE, which is the enterprise that is exposed to the majority of an entity's risks or receives the majority of the benefits from an entity's activities. FIN 46 also requires that the enterprises that hold a significant variable interest in a VIE make new disclosures in their financial statements. The transitional disclosures of FIN 46, which are effective immediately, require an enterprise to identify the entities in which it holds a variable interest if the enterprise believes that those entities might be considered VIEs upon the adoption of FIN 46. The implementation and remaining disclosure requirements of FIN 46 are effective immediately for VIE's created after January 31, 2003, and on July 1, 2003 for all VIE's created before January 31, 2003. The Company does not believe that it holds any interests in VIEs, however, the Company is currently evaluating whether it holds a variable interest in entities that might be considered VIEs.

     RECLASSIFICATIONS: Certain reclassifications have been made to conform prior-year amounts to the current-year presentation.

3. ACQUISITIONS, DIVESTITURE AND OTHER TRANSACTIONS

     ACQUISITIONS

     Aircraft Integration Systems. On March 8, 2002, the Company acquired the assets of Aircraft Integration Systems ("AIS"), a division of Raytheon Company (Raytheon), for $1,148,700 in cash, which includes $1,130,000 for the original contract purchase price, and an increase to the contract purchase price of $18,700 related to additional net assets received at closing, plus acquisition costs. Following the acquisition, the Company changed AIS's name to L-3 Communications Integrated Systems ("IS"). The purchase price is subject to adjustment based on the IS closing date net tangible book value, as defined. The acquisition was financed using approximately $229,000 of cash on hand, borrowings under the Company's senior credit facilities of $420,000 and a $500,000 senior subordinated bridge loan (See Note 8.). The Company acquired IS because it is a long-standing supplier of critical COMINT, SIGINT and unique sensor systems for special customers within the U.S. Government. The Company believes that IS has excellent operating prospects as its major customers increasingly focus on intelligence gathering and information distribution to the battlefield. The Company also believes there are significant opportunities to apply its proven business integration and cost control skills to further enhance IS's operating and financial performance. The Company also believes that IS creates significant opportunities for the sale of the Company's secure communications and aviation products, including communication links, signal processing, antennas, data recorders, displays and traffic control and collision avoidance systems.

     The table below presents a summary of (1) the initial purchase price allocation for the IS acquired assets and assumed liabilities as was reported in the Company's unaudited condensed consolidated financial statements as of March 31, 2002, (2) the adjustments made to the initial purchase price allocation during the nine months ended December 31, 2002, and (3) the final purchase price allocation for IS, which includes the results from the audit of AIS's acquired net assets that was performed by the Company's independent auditors and the final appraisals and other valuations of fair value for the IS acquired assets and assumed liabilities. The AIS acquired contracts in process reflected in the Company's initial purchase price allocation for IS was based on the accounting records of AIS, which reflected September 2001 contract estimates prepared by AIS. In order to complete the audit of AIS's acquired net assets and prepare the Company's final purchase price allocation for IS as of March 1, 2002, the effective date of acquisition, the Company updated those September 2001 contract estimates for the five months of activity and changes in circumstances that occurred from September 2001 to March 1, 2002.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            IS PURCHASE PRICE ALLOCATION
                                                -----------------------------------------------------
                                                   INITIAL       ADJUSTMENT(a)           FINAL
                                                -------------   ---------------   -------------------
Contracts in process ........................    $  360,567       $ (157,245)         $  203,322 (b)
Other current assets ........................         1,678           81,844              83,522 (c)
Property, plant and equipment ...............       182,307           20,408             202,715 (d)
Goodwill ....................................       663,215           99,155             762,370 (e)
Intangible assets ...........................        16,894           41,486              58,380 (f)
Other non-current assets ....................        37,958           47,710              85,668 (c)
                                                 ----------       ----------          ----------
 Total assets acquired ......................     1,262,619          133,358           1,395,977
                                                 ----------       ----------          ----------
Other current liabilities ...................        17,020          100,425             117,445 (g)
Pension and postretirement benefits .........        95,000           24,606             119,606 (h)
Other long-term liabilities .................         1,279            3,334               4,613 (i)
                                                 ----------       ----------        ------------
 Total liabilities assumed ..................       113,299          128,365             241,664
                                                 ----------       ----------        ------------
   Net assets acquired ......................    $1,149,320       $    4,993          $1,154,313
                                                 ==========       ==========        ============

----------
(a) The adjustments to the initial purchase price allocation include the preliminary adjustments recorded by the Company in September 2002 that were reported in the Company's unaudited condensed consolidated financial statements as of September 30, 2002.

(b) The reduction to contracts in process includes $86,149 to update estimated costs to complete the AIS acquired contracts as of the date of acquisition to reflect changes in circumstances that occurred prior to the date of acquisition; $74,517 to value acquired contracts in process at estimated contract value less the Company's estimated costs to complete the contracts and a reasonable profit allowance on the Company's completion effort commensurate with the profit margin that the Company earns on similar contracts in accordance with SFAS 141, paragraph 37(c); $12,000 to reduce the estimated net realizable value of an assumed claim against an AIS subcontractor; $9,535 to properly translate receivables, inventoried contract costs and estimated billings and costs to complete a foreign contract from Australian dollars to U.S. dollars; $19,799 primarily to reduce the value of unbilled contract receivables and inventoried contract costs related to inactive and completed contracts for which there is no remaining contract value, to record the results of physical inventory counts and to adjust excess and obsolete inventories for amounts that will not be used on acquired contracts; $7,816 to reduce the percentage of completion sales on certain acquired contracts in process in order to reconcile them to AIS's September 2001 contract estimates at completion contained in the accounting records of AIS; and, $24,856 to record adjustments made by Raytheon prior to the Company's acquisition of AIS which were not reflected in the accounting records of AIS primarily relating to contracts and receivables retained by Raytheon. The AIS acquired contracts in process had an aggregate contract value of approximately $3,900,000, including funded and unfunded amounts, with approximately $1,000,000 of funded backlog at the date of acquisition. The majority of the revisions to estimated costs to complete acquired contracts relate to the Sea Sentinel contract, with other amounts relating to the Extract, Peace Pioneer, SIVAM, SRP and LC-130 contracts. The Company's aggregate adjustments to contracts in process discussed in this item (b) amounted to $234,672. In addition, the Company reclassified $77,427 of negative balances in contracts in process to other current liabilities (see item (g) below).

(c) The increases to other current assets and other non-current assets primarily represents estimated deferred income tax assets related to the differences between financial statement amounts and income tax basis amounts included in the final IS acquisition balance sheet and tax purchase price allocations for the acquired assets and assumed liabilities.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(d) The increase to property, plant and equipment includes a valuation adjustment of $26,719 to increase the carrying value of land and buildings to fair value based on an independent appraisal, partially offset by a reduction to internal-use software costs and other fixed assets included in the AIS historical net assets that will not be used by the IS business.

(e) The increase to goodwill represents the effect of the final adjustments to the purchase price allocation. Goodwill in the amount of $518,412 was assigned to the Secure Communications & ISR segment and $243,958 was assigned to the Aviation Products & Aircraft Modernization segment. Approximately $508,350 of the IS goodwill is expected to be deductible for income tax purposes, which is less than the amount of goodwill for financial reporting purposes because of differences in the financial statement amounts and income tax basis amounts for certain of the acquired asset and liabilities, pertaining primarily to contracts in process, property, plant and equipment, other current liabilities and pension and postretirement benefits.

(f) The increase to intangible assets is to value identifiable intangible assets relating to acquired contracts and customer-relationships and a non-compete agreement based on an independent valuation, reduced by $16,894 for certain technology rights included in the AIS historical net assets that will not be used by the IS business.

(g) The increase to other current liabilities is comprised of reclasses of $77,427 from contracts in process for contracts with credit balances (see item (b) above); $3,254 for employee termination costs; and $19,744 for accounts payable, accrued employment costs and accrued expenses assumed in the AIS acquisition that were not recorded in the accounting records of AIS.

(h) The increase to pension and postretirement benefits is based on the final actuarial valuation for the assumed liabilities.

(i) The increase to other long-term liabilities represents environmental remediation liabilities assumed in the IS acquisition that were not recorded in the accounting records of AIS.

     The final IS purchase price allocation does not include an adjustment for the final purchase price of AIS which will be based on the difference between AIS's final closing date net tangible book value, as defined in the AIS asset purchase agreement, and AIS's net tangible book value as of September 30, 2001. The Company has submitted its proposed purchase price adjustment in accordance with the asset purchase agreement to the Raytheon Company, the seller of the AIS business, which amounts to a reduction of $100,000 to the final purchase price submitted by Raytheon to the Company. The Company expects to resolve the final purchase price for AIS with the seller in 2003. Any amount received by the Company for a reduction to the AIS purchase price will be recorded as a reduction to the goodwill for IS.

     The cash required to fund the revisions that the Company made to the estimated costs to complete the AIS acquired contracts in process and estimated costs in excess of billings on the acquired contracts in a loss position will be reported as reductions to cash flows from operating activities on the Company's statement of cash flows as the costs are incurred.

     Detection Systems. On June 14, 2002, the Company completed the acquisition of the detection systems business of PerkinElmer ("Detection Systems") for $110,000 in cash, which includes $100,000 for the original contract purchase price, and an increase to the contract purchase price of $10,000 related to a preliminary purchase price adjustment, plus acquisition costs. The purchase price is subject to final adjustment based on closing date net working capital, as defined. Detection Systems offers X-ray screening for several major security applications, including: (1) aviation systems for checked and oversized baggage, break bulk cargo and air freight; (2) port and border applications including pallets, break bulk and air freight; and (3) facility protection such as parcels, mail and cargo. Detection Systems has a broad range of systems and technology, and an installed base of over 16,000 units. Detection Systems' customer base includes major airlines and airports, a number of domestic agencies, such as the U.S. Customs Service, U.S. Marshals Service, U.S. Department of Agriculture and U.S. Department of

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

State, and international authorities throughout Europe, Asia and South America. The acquisition broadens the Company's capabilities and product offerings in the rapidly growing areas of airport security and other homeland defense markets, including explosive detection systems (EDS). The acquisition provides the Company with enhanced manufacturing and marketing capabilities, which will be used as the Company works to meet growing demand for its EDS products. Based on the preliminary purchase price allocation for Detection Systems, goodwill of $59,942 was assigned to the Specialized Products segment and is not expected to be deductible for income tax purposes.

     Telos, ComCept and TMA. During the third quarter of 2002, in separate transactions the Company acquired three businesses for an aggregate consideration of $99,274, which was comprised of $88,667 in cash, 229,494 shares of L-3 Holdings common stock for part of the ComCept purchase price valued at $10,607, plus acquisition costs. The purchase prices for ComCept and Technology, Management and Analysis Corporation are subject to adjustment based on the closing date net assets or net working capital of the acquired businesses. The Company acquired:

o all of the outstanding common stock of Telos Corporation (Telos), a business incorporated in California, which provides software development for command, control and communications and other related services for military and national security requirements, on July 19, 2002;

o all of the outstanding common stock of ComCept, Inc. (ComCept), a company with network-centric warfare capabilities, including requirements development, modeling, simulation, communications and systems development and integration for ISR, on July 31, 2002. This acquisition is subject to additional consideration not to exceed 219,088 shares of L-3 Holdings common stock which is contingent upon the financial performance of ComCept for the fiscal years ending June 30, 2003 and 2004; and which will be accounted for as goodwill; and

o all of the outstanding common stock of Technology, Management and Analysis Corporation (TMA), a provider of professional services to the DoD, primarily in support of the Naval surface and combat fleet, on September 23, 2002. The core competencies of TMA include engineering, logistics, ship test and trials, network engineering and support and hardware and software products. This acquisition is subject to additional purchase price not to exceed $7,000 which is contingent upon the financial performance of TMA for the twelve months ending September 30, 2003 and which will be accounted for as goodwill.

     Based on the preliminary purchase price allocations, the goodwill recognized for the acquisitions of Telos, ComCept and TMA was $87,109, of which $46,707 is expected to be deductible for income tax purposes. Goodwill of $22,421 was assigned to the Secure Communications & ISR segment and $64,688 was assigned to the Training, Simulation & Support Services segment.

     Northrop Grumman's Electron Devices and Displays - Navigation Systems - San Diego Businesses, Wolf Coach Inc., International Microwave Corporation, Westwood Corporation, Wescam Inc. and Ship Analytics, Inc. During the fourth quarter of 2002, in separate transactions the Company acquired seven businesses for an aggregate purchase price of $338,766 in cash plus acquisition costs. Except for Westwood Corporation and Wescam Inc., the purchase prices are subject to adjustment based on the closing date net assets or net working capital of the acquired businesses. The Company acquired:

o the net assets of Northrop Grumman's Electron Devices and Displays - Navigation Systems - San Diego businesses on October 25, 2002. Electron Devices is a supplier of microwave power devices to all major prime contractors on key military programs, including missile seekers, aircraft navigation and landing systems, airborne and ground radar's and electronic warfare and communications systems. Following the acquisition, the Company changed Electron Devices name to L-3 Communications Electron Devices (Election Devices). Displays - Navigation Systems is a supplier of ruggedized displays and computer and electronic systems for both military and commercial

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     applications. Following the acquisition, the Company changed Displays - Navigation Systems name to L-3 Communications Ruggedized Command and Control Solutions (Ruggedized C&C;

o all of the outstanding common shares of Wolf Coach, Inc. (Wolf Coach), a producer of mobile communications vehicles, for customers in the television industry, the military and for the homeland defense market, on November 1, 2002. The acquisition is subject to additional purchase price not to exceed $4,100 which is contingent upon the financial performance of Wolf Coach for the years ending December 31, 2003, 2004 and 2005, and which will be accounted for as goodwill;

o    all of the outstanding common stock of International Microwave Corporation
     (IMC), a global communications company that provides wireless communications, network support services, information technology, defense communications and enhanced surveillance systems, on November 8, 2002. The acquisition is subject to additional purchase price not to exceed $5,000 which is contingent upon the financial performance of IMC for the year ending December 31, 2003, and which will be accounted for as goodwill;

o all of the outstanding common stock of Westwood Corporation (Westwood), a supplier of shipboard power control, switchgear and power distribution systems to the United States Navy, Army, Air Force and Coast Guard, on November 13, 2002;

o all of the outstanding common stock of Wescam Inc. (Wescam), a designer and manufacturer of systems for defense applications that capture images from mobile platforms and transmit them in real time to tactical command centers for interpretation and for commercial broadcast applications to production facilities. On November 21, 2002, the Company purchased approximately 78% of the outstanding common shares of Wescam. As of December 23, 2002, the Company had purchased all of the outstanding common shares of Wescam; and

o all of the outstanding common stock of Ship Analytics, Inc (Ship Analytics), a producer of crisis management software, providing command and control for homeland security applications, on December 19, 2002. Ship Analytics also designs, manufactures and operates real-time simulation systems for critical shipboard operations for commercial maritime and naval customers. The acquisition is subject to additional purchase price not to exceed $13,500 which is contingent upon the financial performance of Ship Analytics for the years ending December 31, 2003, 2004 and 2005, and which will be accounted for as goodwill.

     Based on the preliminary purchase price allocations, the goodwill recognized for the acquisitions of Electron Devices, Ruggedized C&C, Wolf Coach, IMC, Westwood, Wescam and Ship Analytics was $199,038, of which $41,174 is expected to be deductible for income tax purposes. Goodwill of $195,575 was assigned to the Specialized Products segment and $3,463 was assigned to the Training, Simulation & Support Services segment.

     Spar Aerospace. At December 31, 2001, the Company had acquired 70.3% of the outstanding common stock of Spar Aerospace Limited (Spar), a leading provider of high-end aviation product modernization, for $103,172 in cash, plus acquisition costs and acquired control of Spar and the ability to require the remaining stockholders to tender their shares. The Company acquired control of Spar on November 23, 2001 after an initial tender offer under which the Company acquired 65.8% of the outstanding common stock of Spar. During January 2002, the Company completed the acquisition and paid $43,641 for the remaining outstanding common stock of Spar which was not tendered to the Company at December 31, 2001.

     SY Technology, BT Fuze and Emergent. During the fourth quarter of 2001, in separate transactions the Company acquired three other businesses for an aggregate purchase price of $149,273 in cash plus acquisition costs, including net purchase price increases of $10,183 based on the closing date balance

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

sheets of the acquired businesses and $1,800 of additional purchase price based on the financial performance of the acquired companies for the year ended December 31, 2001. The Company acquired:

o the net assets of SY Technology, Inc. (SY), a provider of air warfare simulation services, on December 31, 2001. This acquisition is subject to additional purchase price not to exceed $3,000 which is contingent upon the financial performance of SY for the year ended December 31, 2002 and the year ending December 31, 2003 and which will be accounted for as goodwill;

o the net assets of Bulova Technologies, a producer of military fuzes that prevent the inadvertent firing and detonation of weapons during handling, on December 19, 2001. Bulova Technologies was later renamed BT Fuze Products (BT Fuze). This acquisition is subject to additional purchase price not to exceed $2,500 which is contingent upon the financial performance of BT Fuze for the year ending December 31, 2003 and which will be accounted for as goodwill; and

o all of the outstanding common stock of Emergent Government Services Group (Emergent), a provider of engineering and information services to the U.S. Air Force, Army, Navy and intelligence agencies, on November 30, 2001. Following the acquisition, the Company changed Emergent's name to L-3 Communications Analytics (L-3 Analytics).

     Based on the final purchase price allocations, the goodwill recognized in the acquisitions of Spar, SY, BT Fuze and Emergent was $199,916, of which 78,497 is expected to be fully deductible for tax purposes. Goodwill of $103,804 was assigned to the Aviation Products & Aircraft Modernization segment, $61,075 was assigned to the Training, Simulation & Support Services segment and $35,037 was assigned to the Specialized Products segment.

     KDI and EER. On May 4, 2001, the Company acquired all of the outstanding common stock of KDI Precision Products (KDI) for $78,862 in cash plus acquisition costs. On May 31, 2001, the Company acquired all of the outstanding common stock of EER Systems (EER) for $119,392 in cash plus acquisition costs. The purchase price for EER was increased on December 31, 2002 by $5,000, which will be paid to the EER shareholders in 2003, for a purchase price adjustment that was based on the financial performance of EER for the year ended December 31, 2002.

     TDTS, TrexCom, TCAS, MPRI and Coleman. On February 10, 2000, the Company acquired the assets of the Training Devices and Training Services (TDTS) business of Raytheon Company for $160,000 in cash plus acquisition costs. Following the acquisition, the Company changed TDTS's name to L-3 Communications Link Simulation and Training ("Link Simulation and Training"). On February 14, 2000, the Company acquired the assets of the LNR and EMP businesses of Trex Communications Corporation (TrexCom) for $49,310 in cash plus acquisition costs. On April 28, 2000, the Company acquired the Traffic Alert and Collision Avoidance System (TCAS) product line from Honeywell Inc. for a purchase price of $239,200 in cash plus acquisition costs. On June 30, 2000, the Company acquired all the outstanding common stock of MPRI Inc. (MPRI) for $39,606 in cash plus acquisition costs. On December 29, 2000, the Company acquired all of the outstanding common stock of Coleman Research Corporation (Coleman), a subsidiary of Thermo Electron Corporation, for $60,000 in cash plus acquisition costs, and additional purchase price not to exceed $5,000 which is contingent upon the financial performance of Coleman for the year ended December 31, 2001.

     Additionally, during the years ended December 31, 2002, 2001 and 2000, the Company purchased other businesses, which individually and in the aggregate were not material to its consolidated results of operations, financial position or cash flows in the year acquired.

     Substantially all of the acquisitions were initially financed with cash on hand or borrowings on the Company's bank credit facilities.

     All of the Company's acquisitions have been accounted for as purchase business combinations and are included in the Company's results of operations from their respective effective dates. The assets and

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

liabilities recorded in connection with the purchase price allocations for the acquisitions of Detection Systems, Telos, ComCept, TMA, Electron Devices and Display -- Navigation Systems -- San Diego, Wolf Coach, IMC, Westwood, Wescam and Ship Analytics are based upon preliminary estimates of fair values for contracts in process, inventories, estimated costs in excess of billings to complete contracts in process, identifiable intangibles and deferred income taxes. Actual adjustments will be based on the final purchase prices and final appraisals and other analyses of fair values which are in process. The Company does not expect the differences between the preliminary and final purchase price allocations for the acquisitions to be material. The Company expects to complete the purchase price allocations during the first half of 2003.

     Pro Forma Statement of Operations Data. Had the acquisitions of IS, Detection Systems, Telos, ComCept, TMA, Electron Devices, Ruggedized C&C, Wolf Coach, IMC, Westwood, Wescam and Ship Analytics and the related financing transactions occurred on January 1, 2002, the unaudited pro forma sales, net income and diluted earnings per share would have been approximately $1,353,400, $76,600 and $0.76 for the three months ended December 31, 2002, and $4,699,100, $167,800 and $1.71 for the year ended December 31, 2002.

     Had the acquisitions of KDI, EER, SY, BT Fuze, L-3 Analytics, Spar, IS, Detection Systems, Telos, ComCept, TMA, Electron Devices, Ruggedized C&C, Wolf Coach, IMC, Westwood, Wescam and Ship Analytics and the related financing transactions occurred on January 1, 2001, the unaudited pro forma sales, net income and diluted earnings per share would have been approximately $1,157,700, $20,300 and $0.22 for the three months ended December 31, 2001, and $4,139,600, $113,900 and $1.21 for the year ended December 31, 2001.

     The pro forma results disclosed in the preceding paragraphs are based on various assumptions and are not necessarily indicative of the result of operations that would have occurred had the Company completed the acquisitions and the related financing transactions on January 1, 2001 and January 1, 2002.

     Goodrich Avionics Systems. On January 29, 2003, the Company announced that it had agreed to acquire Goodrich Avionics Systems of Goodrich Corporation, for $188,000 in cash. Goodrich Avionics Systems develops and produces avionics products for commercial and military applications which are focused on aircraft safety and situational awareness, and include collision avoidance systems, display systems, weather avoidance systems, terrain awareness and warning systems, navigation systems and power supply and conditioning systems. Goodrich Avionics Systems also has a service, repair and overhaul operation. The acquisition is subject to customary closing conditions and is expected to be completed in March 2003.

     DIVESTITURE AND OTHER TRANSACTIONS

     On May 31, 2001, the Company sold a 30% interest in Aviation
Communications and Surveillance Systems LLC (ACSS) which comprised the Company's TCAS business to Thales Avionics, a wholly owned subsidiary of Thales (formerly Thomson-CSF), for $75,206 of cash. L-3 continues to consolidate the financial statements of ACSS.

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


                                                                               DECEMBER 31,
                                                                       -----------------------------
                                                                            2002            2001
                                                                       -------------   -------------
Billed receivables, less allowances of $12,801 and $11,649 .........    $  568,382     $   330,795
                                                                        ----------      ----------
Unbilled contract receivables ......................................       490,678         353,262
Less: unliquidated progress payments ...............................      (171,457)       (102,739)
                                                                        ----------      ----------
 Unbilled contract receivables, net ................................       319,221         250,523
                                                                        ----------      ----------
Inventoried contract costs, gross ..................................       320,043         122,211
Less: unliquidated progress payments ...............................       (13,507)         (6,575)
                                                                        ----------      ----------
 Inventoried contract costs, net ...................................       306,536         115,636
                                                                        ----------      ----------
Inventories at lower of cost or market .............................       123,854         104,870
                                                                        ----------      ----------
 Total contracts in process ........................................    $1,317,993      $  801,824
                                                                        ==========      ==========

     The Company believes that approximately 93% of the unbilled contract receivables at December 31, 2002 will be billed and collected within one year.


     The selling, general and administrative (SG&A) cost data presented in the table below pertains to the Company's businesses that are primarily U.S. Government contractors and have been used in the determination of the Company's costs and expenses for "Contracts, primarily U.S. Government", which are presented on the Company's statements of operations.

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                  2002          2001          2000
                                                              -----------   -----------   -----------
SG&A costs included in inventoried contract costs at
 December 31, .............................................    $ 52,253      $ 19,970      $ 24,396
SG&A costs included in inventoried contract costs
 related to businesses acquired during the period .........      34,417         1,575         3,066
SG&A incurred costs .......................................     429,386       298,317       256,470
SG&A included in costs and expenses for Contracts,
 primarily U.S. Government ................................     431,520       304,318       258,777
Independent research and development, including bid
 and proposal costs included in SG&A incurred
 costs ....................................................     125,108        81,019        77,831

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
     The cost data in the table above does not include the SG&A and research and development expenses for the Company's businesses that are primarily not U.S. Government contractors, which are separately presented on the Company's statement of operations under costs and expenses for "Commercial, primarily products".

5. GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective January 1, 2002, the Company ceased recording goodwill amortization expense and began testing goodwill for impairment based on estimated fair values at the beginning of the year using a discounted cash flows valuation. Based on the estimated fair values of the Company's reporting units as of January 1, 2002, the goodwill for certain space and broadband commercial communications businesses included in the Specialized Products segment was impaired. In the first quarter of 2002, the Company completed its valuation of the assets and liabilities for these businesses and has recorded an impairment charge of $24,370, net of a $6,428 income tax benefit. The impairment charge was recorded as a cumulative effect of a change in accounting principle effective January 1, 2002, in accordance with the adoption provisions of SFAS No. 142.

     The table below presents net income and basic and diluted EPS for the year ended December 31, 2002 compared with those amounts for the same period in 2001 and 2000, adjusted to exclude goodwill amortization, net of income taxes for 2001 and 2000.


                                                                  YEAR ENDED DECEMBER 31,
                                                      ------------------------------------------------
                                                           2002             2001             2000
                                                      --------------   --------------   --------------
Reported income before extraordinary loss and
 accounting change ................................     $  212,325       $  115,458       $   82,727
Add: Goodwill amortization, net of income taxes and
 minority interest ................................             --           33,899           29,617
                                                        ----------       ----------       ----------
Adjusted income before extraordinary loss and
 accounting change ................................     $  212,325       $  149,357       $  112,344
                                                        ==========       ==========       ==========
Adjusted net income ...............................     $  178,097       $  149,357       $  112,344
                                                        ==========       ==========       ==========
BASIC EPS:
Reported before extraordinary loss and accounting
 change ...........................................     $     2.44       $     1.54       $     1.24
Goodwill amortization, net of income tax and
 minority interest ................................             --             0.45             0.44
                                                        ----------       ----------       ----------
Adjusted before extraordinary loss and accounting
 change ...........................................     $     2.44       $     1.99       $     1.68
                                                        ==========       ==========       ==========
Adjusted net income ...............................     $     2.05       $     1.99       $     1.68
                                                        ==========       ==========       ==========
DILUTED EPS:
Reported before extraordinary loss and accounting
 change ...........................................     $     2.29       $     1.47       $     1.18
Goodwill amortization, net of income tax
 and minority interest ............................             --             0.40             0.43
                                                        ----------       ----------       ----------
Adjusted before extraordinary loss and accounting
 change ...........................................     $     2.29       $     1.87       $     1.61
                                                        ==========       ==========       ==========
Adjusted net income ...............................     $     1.93       $     1.87       $     1.61
                                                        ==========       ==========       ==========

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The table below presents the changes in goodwill allocated to the reportable segments during the year ended December 31, 2002.



                                                            TRAINING          AVIATION
                                           SECURE         SIMULATION &       PRODUCTS &
                                       COMMUNICATIONS        SUPPORT          AIRCRAFT        SPECIALIZED       CONSOLIDATED
                                            & ISR           SERVICES       MODERNIZATION        PRODUCTS           TOTAL
                                      ----------------   --------------   ---------------   ---------------   ---------------
BALANCE JANUARY 1, 2002 ...........       $ 181,215         $ 377,127        $ 371,222        $   778,154       $ 1,707,718
 Acquisitions .....................         540,920            68,300          249,067            259,341         1,117,628
 Impairment losses ................              --                --               --            (30,798)          (30,798)
                                          ---------         ---------        ---------        -----------       -----------
BALANCE DECEMBER 31, 2002 .........       $ 722,135         $ 445,427        $ 620,289        $ 1,006,697       $ 2,794,548
                                          =========         =========        =========        ===========       ===========

     The gross carrying amount and accumulated amortization balances of the Company's other intangible assets that are subject to amortization are presented in the tables below.

                                                                   DECEMBER 31, 2002
                                                      -------------------------------------------
                                                         GROSS
                                                       CARRYING      ACCUMULATED     NET CARRYING
                                                        AMOUNT      AMORTIZATION        AMOUNT
                                                      ----------   --------------   -------------
Intangible assets that are subject to amortization:
 Customer relationships ...........................    $ 80,826        $   600         $ 80,226
 Unpatented technology ............................       9,825          1,844            7,981
 Non-compete agreements ...........................       2,000             60            1,940
                                                       --------        -------         --------
   Total ..........................................    $ 92,651        $ 2,504         $ 90,147
                                                       ========        =======         ========


                                                                   DECEMBER 31, 2001
                                                      -------------------------------------------
                                                         GROSS
                                                       CARRYING      ACCUMULATED     NET CARRYING
                                                        AMOUNT      AMORTIZATION        AMOUNT
                                                      ----------   --------------   -------------
Intangible assets that are subject to amortization:
 Unpatented technology ............................    $ 5,000         $ 1,167         $ 3,833
                                                       =======         =======         =======

     The Company recorded $1,337 and $333 of other intangible asset amortization for the years ended December 31, 2002 and 2001, respectively. Other intangible assets amortization, based on gross carrying amounts at December 31, 2002, is estimated to be $5,861 for 2003, $8,580 for 2004, $9,250 for 2005, $8,538 for 2006, and $8,197 for 2007.

6. OTHER CURRENT LIABILITIES AND OTHER LIABILITIES

     The components of other current liabilities are presented in the table below.


                                                                       DECEMBER 31,
                                                                 -------------------------
                                                                     2002          2001
                                                                 -----------   -----------
 Accrued product warranty ....................................    $ 56,487      $  15,968
 Negative balances in contracts in process ...................      36,841             --
 Estimated cost in excess of billings to complete contracts in
   process in a loss position ................................      12,451         17,859
 Spar purchase price payable .................................          --         43,641
 Other .......................................................      53,114         47,645
                                                                  --------      ---------
   Total other current liabilities ...........................    $158,893      $ 125,113
                                                                  ========      =========

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The table below presents the changes in the Company's accrual for product warranties for the year ended December 31, 2002.

   Balance January 1, 2002 ...........................................    $ 15,968
   Acquisitions during this period ...................................      14,185
   Accruals for product warranties issued during the period ..........      34,016
   Accruals related to pre-existing product warranties ...............       2,231
   Settlements made during the period ................................      (9,913)
                                                                          --------
   Balance December 31, 2002 .........................................    $ 56,487
                                                                          ========

     At December 31, 2002 and 2001, other liabilities include $13,303 and $18,814 for the non-current portion of estimated costs in excess of billings to complete contracts in process in a loss position.

7. PROPERTY, PLANT AND EQUIPMENT

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                 2002          2001
                                                             -----------   -----------
Land .....................................................    $ 33,876      $  12,947
Buildings and improvements ...............................     121,830         38,544
Machinery, equipment, furniture and fixtures .............     372,602        260,338
Leasehold improvements ...................................     121,814         29,232
                                                              --------      ---------
 Gross property, plant and equipment .....................     650,122        341,061
Less: accumulated depreciation and amortization ..........     191,483        137,687
                                                              --------      ---------
 Property, plant and equipment, net ......................    $458,639      $ 203,374
                                                              ========      =========

     Depreciation expense for property, plant and equipment was $66,230 for 2002, $40,362 for 2001 and $36,158 for 2000.

8. DEBT

     The components of long-term debt and a reconciliation to the carrying amount of long-term debt are presented in the table below.

                                                                          DECEMBER 31,
                                                                 -------------------------------
                                                                      2002             2001
                                                                 --------------   --------------
L-3 Communications:
Borrowings under Senior Credit Facilities ....................    $       --       $       --
10 3/8% Senior Subordinated Notes due 2007 ..................             --          225,000
8 1/2% Senior Subordinated Notes due 2008 ...................        180,000          180,000
8% Senior Subordinated Notes due 2008 ........................       200,000          200,000
7 5/8% Senior Subordinated Notes due 2012 ...................        750,000               --
                                                                  ----------       ----------
                                                                   1,130,000          605,000
L-3 Holdings:
5 1/4% Convertible Senior Subordinated Notes due 2009 .......        300,000          300,000
4% Senior Subordinated Convertible Contingent Debt Securities
 due 2011 (CODES) ............................................       420,000          420,000
                                                                  ----------       ----------
Principal amount of long-term debt ...........................     1,850,000        1,325,000
Less: Unamortized discount on CODES ..........................         2,248            2,502
   Fair value of interest rate swap agreements ...............            --            7,246
                                                                  ----------       ----------
Carrying amount of long-term debt ............................    $1,847,752       $1,315,252
                                                                  ==========       ==========

     On February 26, 2002, the Company's lenders approved a $150,000 increase in the amount of the Senior Credit Facilities. The five-year revolving credit facility, which matures on May 15, 2006, was

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

increased by $100,000 to $500,000 and the 364-day revolving credit facility increased by $50,000 to $250,000. On February 25, 2003, the maturity date of the $250,000 364-day revolving credit facility was extended to February 24, 2004.

     At December 31, 2002, available borrowings under the Company's Senior Credit Facilities were $661,405, after reductions for outstanding letters of credit of $88,595. There were no outstanding borrowings under the Senior Credit Facilities at December 31, 2002.

     Borrowings under the Senior Credit Facilities bear interest, at L-3 Communications' option, at either: (i) a "base rate" equal to the higher of 0.50% per annum above the latest federal funds rate and the Bank of America "reference rate" (as defined) plus a spread ranging from 2.00% to 0.50% per annum depending on L-3 Communications' Debt Ratio at the time of determination or (ii) a "LIBOR rate" (as defined) plus a spread ranging from 3.00% to 1.50% per annum depending on L-3 Communications' Debt Ratio at the time of determination. The Debt Ratio is defined as the ratio of Consolidated Total Debt to Consolidated EBITDA. Consolidated Total Debt is equal to outstanding debt plus capitalized lease obligations minus the lesser of actual unrestricted cash or $50,000. Consolidated EBITDA is equal to consolidated net income (excluding extraordinary gains and losses, and gains and losses in connection with asset dispositions and discontinued operations) for the most recent four quarters, plus consolidated interest expense, income taxes, depreciation and amortization minus depreciation and amortization related to minority interest. At December 31, 2002, there were no borrowings outstanding under the Senior Credit Facilities. L-3 Communications pays commitment fees calculated on the daily amounts of the available unused commitments under the Senior Credit Facilities at a rate ranging from 0.50% to 0.30% per annum, depending on L-3 Communications' Debt Ratio in effect at the time of determination. L-3 Communications pays letter of credit fees calculated at a rate ranging from 1.50% to 0.75% per annum for performance letters of credit and 3.00% to 1.50% for all other letters of credit, in each case depending on L-3 Communications' Debt Ratio at the time of determination.

     In June 2002, L-3 Communications sold $750,000 of 7 5/8% Senior Subordinated Notes due June 15, 2012 (the "June 2002 Notes") with interest payable semi-annually on June 15 and December 15 of each year commencing December 15, 2002. The net proceeds from this offering and the concurrent sale of common stock by L-3 Holdings (see Note 10) were used to (1) repay $500,000 borrowed on March 8, 2002, under the Company's senior subordinated bridge loan facility, (2) repay the indebtedness outstanding under the Company's senior credit facilities, (3) repurchase and redeem the 10 3/8% Senior Subordinated Notes due 2007 and (4) increase cash and cash equivalents. The June 2002 Notes are general unsecured obligations of L-3 Communications and are subordinated in right of payment to all existing and future senior debt of L-3 Communications. The June 2002 Notes are subject to redemption at any time, at the option of L-3 Communications, in whole or in part, on or after June 15, 2007 at redemption prices (plus accrued and unpaid interest) starting at 103.813% of the principal amount (plus accrued and unpaid interest) during the 12-month period beginning June 15, 2007 and declining annually to 100% of principal (plus accrued and unpaid interest) on June 15, 2010 and thereafter. Prior to June 15, 2005, L-3 Communications may redeem up to 35% of the June 2002 Notes with the proceeds of certain equity offerings at a redemption price of 107.625% of the principal amount (plus accrued and unpaid interest).

     In the fourth quarter of 2001, L-3 Holdings sold $420,000 of 4% Senior Subordinated Convertible Contingent Debt Securities (CODES) due September 15, 2011. The net proceeds from this offering amounted to approximately $407,450 after underwriting discounts and commissions and other offering expenses. Interest is payable semi-annually on March 15 and September 15 of each year commencing March 15, 2002. The CODES are convertible into L-3 Holdings' common stock at a conversion price of $53.813 per share (7,804,878 shares) under any of the following circumstances: (1) during any Conversion Period (defined below) if the closing sales price of the common stock of L-3 Holdings is more than 120% of the conversion price ($64.58) for at least 20 trading days in the 30 consecutive trading-day period ending on the first day of the respective Conversion Period; (2) during the five business day period

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

following any 10 consecutive trading-day period in which the average of the trading prices for the CODES was less than 105% of the conversion value; (3) if the credit ratings assigned to the CODES by either Moody's or Standard & Poor's are below certain specified ratings, (4) if they have been called for redemption by the Company, or (5) upon the occurrence of certain specified corporate transactions. A Conversion Period is the period from and including the thirtieth trading day in a fiscal quarter to, but not including, the thirtieth trading day of the immediately following fiscal quarter. There are four Conversion Periods in each fiscal year. The CODES are subject to redemption at any time at the option of L-3 Holdings, in whole or in part, on or after October 24, 2004 at redemption prices (plus accrued and unpaid interest -- including contingent interest) starting at 102% of principal (plus accrued and unpaid interest -- including contingent interest) during the 12 month period beginning October 24, 2004 and declining annually to 100% of principal (plus accrued and unpaid interest -- including contingent interest) on September 15, 2006. The CODES are general unsecured obligations of L-3 Holdings and are subordinated in right of payment to all existing and future senior debt of L-3.

     Additionally, holders of the CODES have a right to receive contingent interest payments, not to exceed a per annum rate of 0.5% of the outstanding principal amount of the CODES, which will be paid on the CODES during any six-month period following a six-month period in which the average trading price of the CODES exceeds 120% of the principal amount of the CODES. The contingent interest payment provision was triggered for the period beginning September 15, 2002 to March 14, 2003 and resulted in additional interest for that period of $840.

     The contingent interest payment provision as well as the ability of the holders of the CODES to exercise the conversion features as a result of changes in the credit ratings assigned to the CODES have been accounted for as embedded derivatives. The initial aggregate fair values assigned to the embedded derivatives was $2,544, which was also recorded as a discount to the CODES. The carrying values assigned to the embedded derivatives were recorded in other liabilities and are adjusted periodically through other income (expense) for changes in their fair values.

     In the fourth quarter of 2000, L-3 Holdings sold $300,000 of 5 1/4% Convertible Senior Subordinated Notes (Convertible Notes) due June 1, 2009. The net proceeds from this offering amounted to approximately $290,500 after underwriting discounts and other offering expenses. Interest is payable semi-annually on June 1 and December 1 of each year commencing June 1, 2001. The Convertible Notes may be converted at any time into L-3 Holdings common stock at a conversion price of $40.75 per share. If all the Convertible Notes were converted, an additional 7,361,964 shares of L-3 Holdings common stock would have been outstanding at December 31, 2002. The Convertible Notes are general unsecured obligations of L-3 Holdings and are subordinated in right of payment to all existing and future senior debt of L-3 Holdings and L-3 Communications. The Convertible Notes are subject to redemption at any time, at the option of L-3 Holdings, in whole or in part, on or after December 1, 2003 at redemption prices (plus accrued and unpaid interest) starting at 102.625% of principal (plus accrued and unpaid interest) during the 12-month period beginning December 1, 2003 and declining annually to 100% of principal (plus accrued and unpaid interest) on December 1, 2005 and thereafter.

     In December 1998, L-3 Communications sold $200,000 of 8% Senior Subordinated Notes due August 1, 2008 (December 1998 Notes) with interest payable semi-annually on February 1 and August 1 of each year commencing February 1, 1999. The December 1998 Notes are general unsecured obligations of L-3 Communications and are subordinated in right of payment to all existing and future senior debt of L-3 Communications. The December 1998 Notes are subject to redemption at any time, at the option of L-3 Communications, in whole or in part, on or after August 1, 2003 at redemption prices (plus accrued and unpaid interest) starting at 104% of principal (plus accrued and unpaid interest) during the 12-month period beginning August 1, 2003 and declining annually to 100% of principal (plus accrued and unpaid interest) on August 1, 2006 and thereafter.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     In May 1998, L-3 Communications sold $180,000 of 8 1/2% Senior Subordinated Notes due May 15, 2008 (May 1998 Notes) with interest payable semi-annually on May 15 and November 15 of each year commencing November 15, 1998. The May 1998 Notes are general unsecured obligations of L-3 Communications and are subordinated in right of payment to all existing and future senior debt of L-3 Communications. The May 1998 Notes are subject to redemption at any time, at the option of L-3 Communications, in whole or in part, on or after May 15, 2003 at redemption prices (plus accrued and unpaid interest) starting at 104.250% of principal (plus accrued and unpaid interest) during the 12-month period beginning May 15, 2003 and declining annually to 100% of principal (plus accrued and unpaid interest) on May 15, 2006 and thereafter.

     In April 1997, L-3 Communications sold $225,000 of 10 3/8% Senior Subordinated Notes due May 1, 2007 (1997 Notes) with interest payable semi-annually on May 1 and November 1 of each year commencing November 1, 1997. On June 6, 2002, L-3 Communications commenced a tender offer to purchase any and all of the $225,000 aggregate principal amount of 10 3/8% Senior Subordinated Notes due 2007. The tender offer expired on July 3, 2002. On June 25, 2002, L-3 Communications sent a notice of redemption for all of its $225,000 aggregate principal amount of 10 3/8% Senior Subordinated Notes due 2007 that remained outstanding after the expiration of the tender offer. Upon sending the notice, the remaining notes became due and payable at the redemption price as of July 25, 2002. At December 31, 2002, L-3 Communications had purchased and paid cash for all of these notes plus accrued interest, and premiums, fees and other transaction costs of $12,469. For the year ended December 31, 2002, L-3 Communications recorded a pre-tax extraordinary loss of $16,187 ($9,858 after-tax), comprising premiums, fees and other transaction costs of $12,469 and $3,718 to write-off the remaining balance of debt issue costs relating to these notes.

     Collectively the May 1998 Notes, December 1998 Notes and June 2002 Notes comprise the "Senior Subordinated Notes". The maturities on the Senior Subordinated Notes, Convertible Notes and CODES are $380,000 in 2008, $300,000 in 2009, $420,000 in 2011 and $750,000 in 2012.

     In June and August of 2002, L-3 Communications terminated the interest rate swap agreements entered into in 2001 on $380,000 of its Senior Subordinated Notes due 2008 and received cash of $9,302. In connection with the termination, L-3 Communications recorded a reduction in interest expense for the year ended December 31, 2002 of $4,632, which represented interest reductions related to the period prior to the termination of these swap agreements. The remaining $4,670 was recorded as a deferred gain and will be amortized as a reduction of interest expense over the remaining terms of the $380,000 of Senior Subordinated Notes due 2008 at an amount of $191 per quarter, or $764 annually. L-3 Communications recorded an additional reduction of interest expense for the year ended December 31, 2002 of $2,504 relating to interest savings for interest periods which ended prior to the termination of these interest rate swap agreements.

     In June 2002, L-3 Communications entered into interest rate swap agreements on $200,000 of its 7 5/8% Senior Subordinated Notes due 2012. These swap agreements exchanged the fixed interest rate for a variable interest rate on $200,000 of the $750,000 principal amount outstanding. On September 30, 2002, L-3 Communications terminated these interest rate swap agreements and received cash of $13,935 in October 2002. In connection with the termination, L-3 Communications recorded a reduction of interest expense for the year ended December 31, 2002 of $1,762, which represented interest reductions related to the period prior to the termination of these swap agreements. The remaining $12,173 was recorded as a deferred gain and will be amortized as a reduction of interest expense over the remaining term of the 7 5/8% Senior Subordinated Notes due 2012 at an amount of $313 per quarter, or $1,254 annually.

     The Senior Credit Facilities, Senior Subordinated Notes, Convertible Notes and CODES agreements contain financial and other restrictive covenants that limit, among other things, the ability of the Company to borrow additional funds, dispose of assets, or pay cash dividends. The Company's most restrictive

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

covenants are contained in the Senior Credit Facilities, as amended. The covenants require that (1) the Company's Debt Ratio be less than or equal to
4.25 for the quarters ended December 31, 2002 through September 30, 2003, thereafter declining to less than or equal to 3.50 for the quarters ending December 31, 2004 and thereafter, and (2) the Company's Interest Coverage Ratio be greater than or equal to 2.75 for the quarter ended December 31, 2002, and that the minimum allowable Interest Coverage Ratio thereafter increase to greater than or equal to 3.00 for the quarters ending December 31, 2003 and thereafter. The Interest Coverage Ratio is equal to the ratio of Consolidated EBITDA to Consolidated Cash Interest Expense. Consolidated Cash Interest Expense is equal to interest expense less the amortization of deferred debt issue costs included in interest expense. For purposes of calculating the financial covenants under the Senior Credit Facilities, the Convertible Notes and CODES are considered debt of L-3 Communications. The Senior Credit Facilities also limit the payment of dividends by L-3 Communications to L-3 Holdings except for payment of franchise taxes, fees to maintain L-3 Holdings' legal existence, income taxes up to certain amounts, interest accrued on the Convertible Notes and CODES or to provide for operating costs of up to $1,000 annually. Under the covenant, L-3 Communications may also pay permitted dividends to L-3 Holdings from its excess cash flow, as defined, a cumulative amount of $5,000, provided that the Debt Ratio is no greater than 3.5 to 1 as of the most recent fiscal quarter. As a result, at December 31, 2002, $5,000 of L-3 Communications net assets were available for payment of dividends to L-3 Holdings. Through December 31, 2002, the Company was in compliance with these covenants at all times.

     In connection with the Senior Credit Facilities, the Company has granted the lenders a first priority lien on the stock of L-3 Communications and substantially all of its material domestic subsidiaries. The borrowings under the Senior Credit Facilities are guaranteed by L-3 Holdings and by substantially all of the material domestic subsidiaries of L-3 Communications on a senior basis. The payment of principal and premium, if any, and interest on the Senior Subordinated Notes are unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by substantially all of L-3 Communications' restricted subsidiaries other than its foreign subsidiaries. The guarantees of the Senior Subordinated Notes are junior to the guarantees of the Senior Credit Facilities and rank pari passu with each other and the guarantees of the Convertible Notes and the CODES. Additionally, the Convertible Notes and CODES are unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by L-3 Communications and substantially all of its restricted subsidiaries other than its foreign subsidiaries. These guarantees rank junior to the guarantees of the Senior Credit Facilities and rank pari passu with each other and the guarantees of the Senior Subordinated Notes.

9. FINANCIAL INSTRUMENTS

     Fair Value of Financial Instruments. The Company's financial instruments consist primarily of cash and cash equivalents, billed receivables, investments, trade accounts payable, customer advances, Senior Credit Facilities, Senior Subordinated Notes, Convertible Notes, CODES, foreign currency forward contracts, interest rate cap and floor contracts, interest rate swap agreements and embedded derivatives related to the issuance of the CODES. The carrying amounts of cash and cash equivalents, billed receivables, trade accounts payable, Senior Credit Facilities, and customer advances are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The Company's investments are stated at fair value, which is based on quoted market prices, as available, and on historical cost for investments for which it is not practicable to estimate fair value. Adjustments to the fair value of investments, which are classified as available-for-sale, are recorded, as an increase or decrease in shareholders' equity and are included as a component of accumulated other comprehensive income. The Senior Subordinated Notes are registered, unlisted public debt which are traded in the over-the-counter market and their fair values are based on quoted trading activity. The fair values of the Convertible Notes and CODES are based on quoted prices for the same or similar issues. The fair value of foreign currency forward contracts were estimated based on exchange rates at December

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
31, 2002 and 2001. The fair values of the interest rate cap and floor contracts, interest rate swap agreements and the embedded derivatives were estimated by discounting expected cash flows using quoted market interest rates. The carrying amounts and estimated fair values of the Company's financial instruments are presented in the table below.

                                                                     DECEMBER 31,
                                               --------------------------------------------------------
                                                          2002                          2001
                                               ---------------------------   --------------------------
                                                 CARRYING       ESTIMATED      CARRYING      ESTIMATED
                                                  AMOUNT       FAIR VALUE       AMOUNT       FAIR VALUE
                                               ------------   ------------   ------------   -----------
Equity investments account for using the
 cost-method ...............................   $  16,140      $  16,140      $ 13,305       $ 13,305
Equity investments method accounted for
 using the equity ..........................       8,481          8,481         3,027          3,027
Securities available-for-sale ..............         100            100           100            100
Senior Subordinated Notes ..................   1,130,000      1,170,500       597,754        630,925
Convertible Notes ..........................     300,000        385,500       300,000        387,000
CODES ......................................     417,752        469,350       417,498        432,600
Interest rate caps .........................          --             --            --             --
Interest rate floor ........................          --             --          (432)          (432)
Foreign currency forward contracts .........        (454)          (454)          258            258
Interest rate swaps ........................          --             --        (7,246)        (7,246)
Embedded derivatives .......................      (3,087)        (3,087)       (3,060)        (3,060)

     Interest Rate Risk Management. To mitigate risks associated with changing interest rates on borrowings under the Senior Credit Facilities, the Company entered into interest rate cap and interest rate floor contracts. The interest rate caps and floors were denominated in U.S. dollars and had designated maturities which occurred every three months until the interest rate cap and floor contracts expired in March 2002. In 2001 and 2002, the Company entered into interest rate swap agreements on certain of its Senior Subordinated Notes to take advantage of the current low interest rate environment. These swap agreements exchanged the fixed interest rate for a variable interest rate on a notional amount equal to either a portion or the entire principal amount of the hedged notes, were denominated in U.S. dollars and had designated maturities which occurred on the interest payment dates of the related Senior Subordinated Notes. Collectively the interest rate cap and floor contracts and interest rate swap agreements are herein referred to as the ("interest rate agreements"). Cash payments received from or paid to the counterparties on the interest rate agreements are the difference between the amount that the reference interest rates are greater than or less than the contract rates on the designated maturity dates, multiplied by the notional amounts underlying the respective interest rate agreements. Cash payments or receipts between the Company and counterparties were recorded as a component of interest expense. The initial cost or receipt of the interest rate cap and floor contracts were deferred and amortized as a component of interest expense over the term of the interest rate cap and floor contracts. The Company manages exposure to counterparty credit risk by entering into the interest rate agreements only with major financial institutions that are expected to fully perform under the terms of such agreements. The notional amounts are used to measure the volume of these agreements and do not represent exposure to credit loss. There were no outstanding interest rate agreements at December 31, 2002.

     Foreign Currency Exchange Risk Management. Some of the Company's U.S. operations have contracts with foreign customers which are denominated in foreign currencies. To mitigate the risk associated with certain of these contracts denominated in foreign currency, the Company has entered into foreign currency forward contracts. The Company's activities involving foreign currency forward contracts are designed to hedge the foreign denominated cash paid or received, primarily Euro and British Pound.

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

     Information with respect to the interest rate agreements and foreign currency forward contracts is presented in the table below.

                                                                    DECEMBER 31,
                                               ------------------------------------------------------
                                                         2002                         2001
                                               -------------------------   --------------------------
                                                                                           UNREALIZED
                                                NOTIONAL     UNREALIZED      NOTIONAL        GAINS
                                                 AMOUNT        LOSSES         AMOUNT        (LOSSES)
                                               ----------   ------------   ------------   -----------
Interest rate swaps ........................     $   --     $    --         $ 380,000     $    --
Interest rate caps .........................         --          --           100,000        (107)
Interest rate floor ........................         --          --            50,000        (414)
Foreign currency forward contracts .........      6,048        (454)            7,138         258

10. L-3 HOLDINGS COMMON STOCK

     On April 23, 2002, the Company announced that its Board of Directors had authorized a two-for-one stock split on all shares of L-3 Holdings common stock. The stock split entitled all shareholders of record at the close of business on May 6, 2002 to receive one additional share of L-3 Holdings common stock for every share held on that date. The additional shares were distributed to shareholders in the form of a stock dividend on May 20, 2002. Upon completion of the stock split, L-3 Holdings had approximately 80 million shares of common stock outstanding. All of L-3 Holdings' historical share and earnings per share (EPS) data have been restated to give effect to the stock split.

     On April 23, 2002, the Company's shareholders approved an increase in the number of authorized shares of L-3 Holdings common stock from 100,000,000 to 300,000,000 and an increase in the number of authorized shares of L-3 Holdings preferred stock from 25,000,000 to 50,000,000.

     On June 28, 2002, L-3 Holdings sold 14,000,000 shares of its common stock in a public offering for $56.60 per share. Upon closing, L-3 Holdings received net proceeds after deducting discounts, commissions and estimated expenses of $766,780. The net proceeds of this offering, which were contributed to L-3 Communications, and the concurrent sale of senior subordinated notes by L-3 Communications (see Note 8) were used to (1) repay $500,000 borrowed on March 8, 2002, under the Company's senior subordinated bridge loan facility, (2) repay the indebtedness outstanding under the Company's Senior Credit Facilities, (3) repurchase and redeem the 10 3/8% Senior Subordinated Notes due 2007 and (4) increase cash and cash equivalents.

     On June 29, 2001, the Company established the L-3 Communications Corporation Employee Stock Purchase Plan (ESPP) and registered 3,000,000 shares of L-3 Holdings common stock, which may be purchased by employees of L-3 Communications Corporation and its U.S. subsidiaries through payroll deductions. In general, an eligible employee who participates in the ESPP may purchase L-3 Holdings' common stock at a fifteen percent discount. The ESPP is not subject to the Employment Retirement Income Security Act of 1974, as amended. The Company received $17,478 and $4,861 of employee contributions for the ESPP in 2002 and 2001, respectively. These contributions were recorded as a component of shareholders' equity in the consolidated balance sheet. During 2002, L-3 Holdings issued 352,054 shares of its common stock to the trustee of the ESPP relating to contributions received during the period July 1, 2001 to June 30, 2002. In January 2003, the Company issued 260,027 shares of L-3 Holdings' common stock to the trustee of the ESPP relating to contributions received during the period July 1, 2002 to December 31, 2002.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     On May 2, 2001, L-3 Holdings sold 13,800,000 shares of common stock in a public offering for $40.00 per share. L-3 Holdings sold 9,150,000 shares and other selling stockholders, including affiliates of Lehman Brothers Inc., sold 4,650,000 secondary shares. Upon closing, L-3 Holdings received net proceeds after underwriting discounts and commissions and other offering expenses of $353,622. The net proceeds were contributed to L-3 Communications and were used to repay borrowings under the Senior Credit Facilities, pay for the KDI and EER acquisitions and to increase cash and cash equivalents.

     As additional consideration for the ILEX acquisition, L-3 Holdings issued 588,248 shares of its common stock valued at $17,357 in April 2001 based on the financial performance of ILEX in 1999 and 2000. There is no remaining contingent consideration for the ILEX acquisition.

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

     The changes in the Company's accumulated other comprehensive balances for each of the three years ended December 31, 2002 are presented in the table below.

                                      FOREIGN                       UNREALIZED                        ACCUMULATED
                                      CURRENCY      UNREALIZED      LOSSES ON         MINIMUM            OTHER
                                    TRANSLATION   GAINS (LOSSES)     HEDGING     PENSION LIABILITY   COMPREHENSIVE
                                    ADJUSTMENTS    ON SECURITIES   INSTRUMENTS      ADJUSTMENTS          LOSS
                                   ------------- ---------------- ------------- ------------------- --------------
Balance at January 1, 2000 ......   $ (1,362)       $   (970)       $   --          $    (71)         $ (2,403)
Period change ...................     (1,222)         (2,728)           --              (819)           (4,769)
                                    --------        --------        --------        --------          --------
Balance at December 31, 2000.....     (2,584)         (3,698)           --              (890)           (7,172)
Period change ...................       (268)          3,452            (163)        (19,519)          (16,498)
                                    --------        --------        --------        --------          --------
Balance at December 31, 2001.....     (2,852)           (246)           (163)        (20,409)          (23,670)
Period change ...................         65            --              (114)        (45,580)          (45,629)
                                    --------        --------        --------        --------          --------
Balance at December 31, 2002.....   $ (2,787)       $   (246)       $   (277)       $(65,989)         $(69,299)
                                    ========        ========        ========        ========          ========

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

12. L-3 HOLDINGS EARNINGS PER SHARE

     A reconciliation of basic and diluted earnings per share (EPS) is presented in the table below.

                                                                    YEAR ENDED DECEMBER 31,
                                                           --------------------------------------------
                                                              2002               2001           2000
                                                           ---------          ---------       ---------
BASIC:
Income before extraordinary loss and accounting
 change ................................................   $ 212,325          $ 115,458       $  82,727
Extraordinary loss, net of income taxes ................      (9,858)              --              --
Accounting change, net of income taxes .................     (24,370)              --              --
                                                           ---------          ---------       ---------
Net income .............................................   $ 178,097          $ 115,458       $  82,727
                                                           =========          =========       =========
Weighted average common shares outstanding .............      86,943             74,880          66,710
                                                           =========          =========       =========
Basic earnings per share before extraordinary loss
 and accounting change .................................   $    2.44          $    1.54       $    1.24
                                                           =========          =========       =========
Basic earnings per share ...............................   $    2.05          $    1.54       $    1.24
                                                           =========          =========       =========
DILUTED:
Income before extraordinary loss and accounting
 change ................................................   $ 212,325          $ 115,458       $  82,727
After-tax interest expense savings on the assumed
 conversion of Convertible Notes .......................      10,316             10,502            --
                                                           ---------          ---------       ---------
Income before extraordinary loss and accounting
 change, including assumed conversion of
 Convertible Notes .....................................     222,641            125,960          82,727
Extraordinary loss, net of income taxes ................      (9,858)              --              --
Accounting change, net of income taxes .................     (24,370)              --              --
                                                           ---------          ---------       ---------
Net income, including assumed conversion of
 Convertible Notes .....................................   $ 188,413          $ 125,960       $  82,727
                                                           =========          =========       =========
Common and potential common shares:
 Weighted average common shares outstanding ............      86,943             74,880          66,710
 Assumed exercise of stock options .....................       7,750              7,692           7,880
 Assumed purchase of common shares for treasury ........      (4,642)            (4,496)         (4,684)
 Assumed conversion of Convertible Notes ...............       7,362              7,362            --
                                                           ---------          ---------       ---------
 Common and potential common shares ....................      97,413             85,438          69,906
                                                           =========          =========       =========
Diluted earnings per share before extraordinary
 item ..................................................   $    2.29          $    1.47       $    1.18
                                                           =========          =========       =========
Diluted earnings per share .............................   $    1.93          $    1.47       $    1.18
                                                           =========          =========       =========

     The 7,804,878 shares of L-3 Holdings' common stock that are issuable upon conversion of the CODES were not included in the computation of diluted EPS for the years ended December 31, 2002 and 2001 because the conditions required for the CODES to become convertible have not been met.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

13. INCOME TAXES

     Pre-tax income of the Company was $330,210 for 2002, $186,222 for 2001 and $134,079 for 2000, substantially all of which was derived from domestic operations. The components of the Company's provision for income taxes are presented in the table below.

                                                                    YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------
                                                                2002           2001          2000
                                                            ------------   -----------   -----------
Current income tax provision, primarily federal .........    $  38,793      $ 18,126      $ 26,249
Deferred income tax provision:
 Federal ................................................       67,524        43,965        23,130
 State and local ........................................       11,568         8,673         1,973
                                                             ---------      --------      --------
   Subtotal .............................................       79,092        52,638        25,103
                                                             ---------      --------      --------
Total provision for income taxes ........................    $ 117,885      $ 70,764      $ 51,352
                                                             =========      ========      ========

     A reconciliation of the statutory federal income tax rate to the effective income tax rate of the Company is presented in the table below.

                                                                YEAR ENDED DECEMBER 31,
                                                          ------------------------------------
                                                             2002       2001         2000
                                                          ---------- ----------   ----------
Statutory federal income tax rate ......................       35.0%    35.0%        35.0%
State and local income taxes, net of federal income
 tax benefit ...........................................        3.9      5.3          4.4
Foreign sales corporation and extra territorial income
 benefits ..............................................       (1.8)    (3.6)        (2.6)
Nondeductible goodwill amortization and other
 expenses ..............................................         --      4.8          6.8
Research and experimentation and other tax credits .....       (2.5)    (5.0)        (6.1)
Other, net .............................................        1.1      1.5          0.8
                                                               ----     -----        -----
Effective income tax rate ..............................       35.7%    38.0%        38.3%
                                                               ====     =====        =====

     The provision for income taxes excludes current tax benefits related to compensation expense deductions for income tax purposes arising from the exercise of stock options that were credited directly to shareholders' equity of $13,303 for 2002, $11,939 for 2001, and $9,108 for 2000. These tax benefits reduced current income taxes payable.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The significant components of the Company's net deferred tax assets and liabilities are presented in the table below.

                                                             DECEMBER 31,
                                                       ------------------------
                                                          2002           2001
                                                       ---------       --------
Deferred tax assets:
 Inventoried costs ..................................  $  43,678       $  8,520
 Compensation and benefits ..........................     15,796         11,460
 Pension and postretirement benefits ................    136,699         59,397
 Property, plant and equipment ......................     33,669         16,579
 Income recognition on contracts in process .........     59,663         16,670
 Net operating loss carryforwards ...................      6,579         32,480
 Tax credit carryforwards ...........................     38,385         31,943
 Other, net .........................................     24,533         21,555
                                                       ---------      ---------
   Total deferred tax assets ........................    359,002        198,604
                                                       ---------      ---------
Deferred tax liabilities:
 Goodwill ...........................................    (49,317)       (26,493)
 Other, net .........................................    (18,861)       (11,263)
                                                       ---------      ---------
   Total deferred tax liabilities ...................    (68,178)       (37,756)
                                                       ---------      ---------
    Net deferred tax assets .........................  $ 290,824      $ 160,848
                                                       =========      =========

     The following table presents the classification of the Company's net deferred tax assets.

Current deferred tax assets .........................  $ 143,634     $  62,965
Long-term deferred tax assets .......................    147,190        97,883
                                                       ---------     ----------
   Total net deferred tax assets ....................  $ 290,824     $ 160,848
                                                       =========     ==========

     At December 31, 2002, the Company had $10,596 of federal net operating losses, $46,474 of state net operating losses and $38,385 of tax credit carryforwards primarily related to U.S. and state research and experimentation credits and state investment tax credits. The net operating losses, some of which are subject to limitation, expire if unused between 2011 and 2021. The tax credit carryforwards expire, if unused, primarily beginning in 2012. The Company believes that it will generate sufficient taxable income to utilize these net operating losses and tax credit carryforwards before they expire.

14. STOCK OPTIONS

     In April 1999, the Company adopted the 1999 Long Term Performance Plan (1999 Plan). Awards under the 1999 Plan may be granted to any employee or to any other individual who provides services to or on behalf of the Company or any of its subsidiaries, subject to the discretion of the Compensation Committee of the Board of Directors. Awards under the 1999 Plan may be in the form of non-qualified stock options, incentive stock options, stock appreciation rights (SARs), restricted stock and other incentive awards, consistent with the 1999 Plan. In April 1997, the Company adopted the 1997 Stock Option Plan (1997 Plan). The 1997 Plan authorizes the Compensation Committee of the Board of Directors to grant incentive stock options to key employees of the Company and its subsidiaries. Awards under both plans are in the form of L-3 Holdings common stock. At December 31, 2002, the number of shares of L-3 Holdings' common stock authorized for grant under the 1999 Plan and 1997 Plan was 16,611,630, of which 2,937,099 shares were available for awards under these plans. The price at which

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

incentive stock options may be granted shall not be less than 100% of the fair market value of L-3 Holdings' common stock on the date of grant. In general, options expire after 10 years and are exercisable ratably over a 3 year period.

     At December 31, 2002, the Company has granted restricted stock awards of 282,358 shares, of which 31,838 shares have been forfeited. The Company awarded 54,960 shares on January 1, 2002, 60,928 shares on January 1, 2001 and 85,792 shares on January 1, 2000. The aggregate fair values of the restricted stock awards on their grant dates were $2,473 in 2002, $2,346 in 2001 and $1,713 in 2000. The restricted stock awards granted on January 1, 2002 and January 1, 2001 vest over three years. The restricted stock award granted on January 1, 2000 vests over five years. Compensation expense charged against earnings for these restricted stock awards was $2,134 in 2002, $1,370 in 2001 and $716 in 2000. Shareholders' Equity has been reduced by $3,302 at December 31, 2002 for unearned compensation on these restricted stock awards.

     The table below presents the Company's incentive stock option activity over the past three years under the 1999 Plan and 1997 Plan.

                                                                                     WEIGHTED
                                                                                     AVERAGE
                                                                      NUMBER         EXERCISE
                                                                    OF OPTIONS        PRICE
                                                                 ---------------   -----------
                                                                  (IN THOUSANDS)
Outstanding at January 1, 2000 ...............................          7,530        $   8.51
Options granted ..............................................          1,322           23.87
Options exercised ............................................         (1,154)           7.76
Options cancelled ............................................           (442)          19.91
                                                                     --------
Outstanding at January 1, 2001 (3,858 exercisable) ...........          7,256           10.71
Options granted ..............................................          2,214           35.81
Options exercised ............................................         (1,128)          14.57
Options cancelled ............................................           (362)          21.23
                                                                     --------
Outstanding at January 1, 2002 (4,216 exercisable) ...........          7,980           16.68
Options granted ..............................................          2,169           52.02
Options exercised ............................................           (970)          17.99
Options cancelled ............................................           (155)          35.62
                                                                     --------
Outstanding at December 31, 2002 (5,216 exercisable) .........          9,024        $  24.71
                                                                     ========

     The table below summarizes information about the Company's incentive stock options outstanding at December 31, 2002.

                                           OUTSTANDING                               EXERCISABLE
                             ---------------------------------------   ----------------------------------------
                                            WEIGHTED                                  WEIGHTED
                                             AVERAGE       WEIGHTED                    AVERAGE        WEIGHTED
         RANGE OF              NUMBER       REMAINING       AVERAGE      NUMBER       REMAINING       AVERAGE
         EXERCISE                OF        CONTRACTUAL     EXERCISE        OF        CONTRACTUAL      EXERCISE
          PRICES              OPTIONS     LIFE (YEARS)       PRICE      OPTIONS     LIFE (YEARS)       PRICE
--------------------------   ---------   --------------   ----------   ---------   --------------   -----------
$3.24 ....................     3,487            4.5       $   3.24       3,487            4.5        $   3.24
$11.00 ...................       128            5.3       $  11.00         128            5.3        $  11.00
$16.38 -- $19.84 .........       521            6.7       $  18.80         518            6.7        $  18.80
$20.25 -- $23.13 .........       516            6.6       $  20.85         362            6.4        $  20.65
$29.00 ...................       283            7.6       $  29.00         151            7.6        $  29.00
$32.50 -- $35.00 .........     1,121            8.3       $  33.31         293            8.3        $  33.42
$39.70 ...................       837            8.9       $  39.70         277            8.9        $  39.70
$49.00 -- $53.75 .........     2,131            9.4       $  52.05          --            --         $     --
                               -----                      --------       -----                       --------
 Total ...................     9,024            6.9       $  24.71       5,216            5.4        $  10.56
                               =====                      ========       =====                       ========

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The weighted average fair values of incentive stock options at their grant date during 2002, 2001 and 2000, where the exercise price equaled the market price (estimated fair value) on the grant date were $18.75, $14.87 and $10.10, respectively. In accordance with APB No. 25, no compensation expense was recognized.

     For purposes of determining the impact of adopting SFAS No. 123, the estimated fair value of options granted was calculated using the Black-Scholes option-pricing valuation model. The weighted average assumptions used in the valuation models are presented in the table below.

                                                  YEAR ENDED DECEMBER 31,
                                               ------------------------------
                                                 2002       2001       2000
                                               --------   --------   --------
Expected holding period (in years) .........      4.0        5.0        5.0
Expected volatility ........................     39.2%      39.5%      35.8%
Expected dividend yield ....................       --         --         --
Risk-free interest rate ....................      4.0%       4.5%       6.4%

15. COMMITMENTS AND CONTINGENCIES

     The Company leases certain facilities and equipment under agreements expiring at various dates through 2028. The following table presents future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year at December 31, 2002.

                         REAL ESTATE     EQUIPMENT       TOTAL
                        -------------   -----------   -----------
2003 ................     $  61,572      $  9,752      $ 71,324
2004 ................        56,871         7,759        64,630
2005 ................        74,704         6,012        80,716
2006 ................        41,667         5,490        47,157
2007 ................        36,909         5,133        42,042
Thereafter ..........       197,217        62,050       259,267
                          ---------      --------      --------
Total ...............     $ 468,940      $ 96,196      $565,136
                          =========      ========      ========

     Real estate lease commitments have been reduced by minimum sublease rental income of $1,622 due in the future under non-cancelable subleases. Leases covering major items of real estate and equipment contain renewal and/or purchase options. Rent expense, net of sublease income was $65,277 for 2002, $41,370 for 2001 and $34,123 for 2000.

     On December 31, 2002, the Company entered into two real estate lease agreements, as lessee, with an unrelated lessor which expire on December 31, 2005, and which are accounted for as operating leases. On or before the lease expiration date, the Company can exercise options under the lease agreements to either renew the leases, purchase both properties for $28,000, or sell both properties on behalf of the lessor (the "Sale Option"). If the Company elects the Sale Option, the Company must pay the lessor a residual guarantee amount of $22,673 for both properties, on or before the lease expiration date, and at the time both properties are sold, the Company must pay the lessor a supplemental rent equal to the gross sales proceeds in excess of the residual guarantee amount not to exceed $5,327.

     For the real estate lease agreements discussed above, if the gross sales proceeds are less than the sum of the residual guarantee amount and the supplemental rent, the Company is required to pay a supplemental rent to the extent the reduction in the fair value of the properties are demonstrated by an independent appraisal to have been caused by the Company's failure to properly maintain the properties. Accordingly, the aggregate residual guarantee amounts of $22,673 has been included in the non-cancelable real estate operating lease payments relating to the expiration of such leases.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     On December 28, 2000, the Company entered into a sale-leaseback transaction on its facility located in Hauppauge, NY. The facility was sold for $13,650. The lease agreement which is accounted for as an operating lease, has an initial term of 14 years with an annual rent that increases 2.5% annually. The Company has the option to extend the lease term for an additional 3 terms of 5 years each. The gain of $4,110 on the sale of the facility has been deferred and will be recognized ratably over the term of the lease.

     The Company has a contract to provide and operate for the U.S. Air Force
(USAF) a full-service training facility, including simulator systems near a USAF base. The Company acted as the construction agent on behalf of the owner-lessors for procurement and construction for the simulator systems which were completed and delivered in August 2002. On December 31, 2002, the Company, as lessee, entered into an operating lease agreement for a term of 15 years for one of the simulator systems with the owner-lessor. At the end of the lease term, the Company may elect to purchase the simulator system at fair market value, which can be no less than $2,552 and no greater than $6,422. If the Company does not elect to purchase the simulator system, then on the date of expiration, the Company shall pay to the lessor, as additional rent $2,552 and return the simulator system to the lessor. The aggregate non-cancelable rental payments under this operating lease is $32,480, including the additional rent of $2,552. On February 27, 2003, the Company, as lessee, entered into an operating lease agreement for a term of 15 years for the remaining simulation systems with the owner-lessor. At the end of the lease term, the Company may elect to purchase the simulator systems at fair market value, which can be no less than $4,146 and no greater than $14,544. If the Company does not elect to purchase the simulator systems, then on the date of expiration, the Company shall return the simulator systems to the lessor. The aggregate non-cancelable rental payments under this operating lease is $53,254.

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

     In connection with the acquisition on March 8, 2002 of the Aircraft Integration Systems business from Raytheon, the Company assumed responsibility for implementing certain corrective actions, required under federal law to remediate the Greenville, Texas site location, and to pay a portion of those remediation costs. The hazardous substances requiring remediation have been substantially characterized, and the remediation system has been partially implemented. The Company has estimated that its share of the remediation cost will not exceed $2.5 million, and will be incurred over a period of 25 years. The Company has established adequate reserves for these costs in the purchase price allocation for this acquisition.

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

     On August 6, 2002, ACSS was sued by Honeywell International Inc. and Honeywell Intellectual Properties, Inc. (collectively, "Honeywell") for alleged infringement of patents that relate to terrain awareness avionics. The lawsuit was filed in the United States District Court for the District of Delaware. In December 2002, Honeywell withdrew without prejudice the lawsuit against ACSS and agreed to proceed with non-binding arbitration. If the matter is not resolved through arbitration, Honeywell may reinstitute the litigation after August 14, 2003. The Company had previously investigated the Honeywell patents and believes that ACSS has valid defenses against Honeywell's patent infringement suit. In addition, ACSS has been indemnified to a certain extent by Thales Avionics, which provided ACSS with the alleged infringing technology. Thales Avionics is the Company's joint venture partner in ACSS. In the opinion of management, the ultimate disposition of Honeywell's pending claim will not result in a material liability to the Company.

     On November 18, 2002, the Company initiated a proceeding against OSI Systems, Inc. (OSI) in the United States District Court sitting in the Southern District of New York (the "New York action") seeking, among other things, a declaratory judgment that the Company had fulfilled all of its obligations under a letter of intent with OSI (the "OSI Letter of Intent"). Under the OSI Letter of Intent, the Company was to negotiate definitive agreements with OSI for the sale of certain businesses the Company acquired from PerkinElmer, Inc. on June 14, 2002. On December 23, 2002, OSI responded by filing suit against the Company in the United States District Court sitting in the Central District of California (the "California action") alleging, among other things, that the Company breached its obligations under the OSI Letter of Intent and seeking damages in excess of $100,000, not including punitive damages. On February 7, 2003, OSI filed an answer and counterclaims in the New York action that asserted substantially the same claims OSI had raised in the California action. The Company has filed a motion to have the California action dismissed in favor of the New York action. Under the OSI Letter of Intent, the Company proposed selling to OSI the conventional detection business and the ARGUS business that the Company recently acquired from PerkinElmer, Inc. Negotiations with OSI lasted for almost one year and ultimately broke down over issues regarding, among other things, intellectual property, product-line definitions, allocation of employees and due diligence. The Company believes that the claims asserted by OSI in its suit are without merit and intends to defend against the OSI claims vigorously.

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

16. PENSIONS AND OTHER EMPLOYEE BENEFITS

     The Company maintains a number of pension plans, both contributory and non-contributory, covering employees at certain locations. Eligibility for participation in these plans varies and benefits are generally based on the participant's compensation and/or years of service. The Company's funding policy is generally to contribute in accordance with cost accounting standards that affect government contractors, subject to the Internal Revenue Code and regulations thereon. Plan assets are invested primarily in U.S. Government and U.S. Government agency obligations and listed stocks and bonds.

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

                                                                                                        POSTRETIREMENT
                                                                     PENSION PLANS                      BENEFIT PLANS
                                                           ---------------------------------   --------------------------------
                                                                 2002              2001              2002             2001
                                                           ---------------   ---------------   ---------------   --------------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year ................   $    533,451        $   415,483       $    87,143       $   68,538
Service cost ...........................................         35,825             18,516             3,777            1,709
Interest cost ..........................................         43,108             31,428             7,779            4,746
Participants' contributions ............................            260                 62               720              607
Amendments .............................................         (2,554)                --           (10,032)              --
Actuarial loss .........................................         49,990             22,277             4,411            4,043
Acquisitions ...........................................         77,066             63,793            41,639           12,369
Benefits paid ..........................................        (23,221)           (18,108)           (6,031)          (4,869)
                                                           ------------        -----------       -----------       ----------
Benefit obligation at end of year ......................   $    713,925        $   533,451       $   129,406       $   87,143
                                                           ------------        -----------       -----------       ----------
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year .........   $    430,915        $   391,263       $        --       $       --
Actual return on plan assets ...........................        (27,819)           (13,754)               --               --
Acquisitions ...........................................          4,250             63,344                --               --
Employer contributions .................................         47,386              8,108             5,311            4,262
Participants' contributions ............................            260                 62               720              607
Benefits paid ..........................................        (23,221)           (18,108)           (6,031)          (4,869)
                                                           ------------        -----------       -----------       ----------
Fair value of plan assets at end of year ...............   $    431,771        $   430,915       $        --       $       --
                                                           ------------        -----------       -----------       ----------
FUNDED STATUS OF THE PLANS .............................   $   (282,154)       $  (102,536)      $  (129,406)      $  (87,143)
Unrecognized actuarial loss (gain) .....................        184,894             69,697              (188)          (5,032)
Unrecognized prior service cost ........................            560              3,426            (8,877)            (547)
                                                           ------------        -----------       -----------       ----------
Net amount recognized ..................................   $    (96,700)       $   (29,413)      $  (138,471)      $  (92,722)
                                                           ------------        -----------       -----------       ----------
AMOUNTS RECOGNIZED IN THE BALANCE SHEETS
 CONSIST OF:
Accrued benefit liability ..............................   $   (205,056)       $   (62,330)      $  (138,471)      $  (92,722)
Accumulated other comprehensive income .................        108,356             32,917                --               --
                                                           ------------        -----------       -----------       ----------
Net amount recognized ..................................   $    (96,700)       $   (29,413)      $  (138,471)      $  (92,722)
                                                           ============        ===========       ===========       ==========
RATE ASSUMPTIONS:
Discount rate ..........................................           6.75%              7.25%             6.75%            7.25%
Rate of return on plan assets ..........................           9.00%              9.50%         n.a.              n.a.
Salary increases .......................................           4.50%              4.50%             4.50%            4.50%

     The annual increase in cost of benefits ("health care cost trend rate") is assumed to be an average of 10.00% in 2002 and is assumed to gradually decrease to a rate of 4.5% thereafter. Assumed health care cost trend rates have a significant effect on amounts reported for postretirement medical benefit plans. A one percentage point decrease in the assumed health care cost trend rates would have the effect of decreasing the aggregate service and interest cost by $711 and the postretirement medical obligations by

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

$6,406. A one percentage point increase in the assumed health care cost trend rate would have the effect of increasing the aggregate service and interest cost by $940 and the postretirement medical obligations by $7,980.

     The following table summarizes the components of net periodic pension and postretirement medical costs.

                                                            PENSION PLANS                    POSTRETIREMENT PENSION PLANS
                                               ---------------------------------------   ------------------------------------
                                                   2002          2001          2000         2002         2001         2000
                                               -----------   -----------   -----------   ----------   ----------   ----------
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost ...............................    $  35,825     $  18,516     $  16,343     $  3,777     $ 1,709      $ 1,670
Interest cost ..............................       43,108        31,428        28,029        7,779       4,746        4,754
Amortization of prior service cost .........          312           351           351       (1,701)        (99)         (99)
Expected return on plan assets .............      (40,663)      (37,716)      (39,109)          --          --           --
Recognized actuarial (gain) loss ...........        3,246          (424)       (3,981)        (530)       (887)        (865)
Recognition due to settlement ..............           62            --           307           --          --           --
                                                ---------     ---------     ---------     --------     -------      -------
Net periodic benefit cost ..................    $  41,890     $  12,155     $   1,940     $  9,325     $ 5,469      $ 5,460
                                                =========     =========     =========     ========     =======      =======

     The accumulated benefit obligation, projected benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $565,904, $696,968 and $406,809, respectively, as of December 31, 2002 and $300,072, $324,840 and $247,383, respectively, as of
December 31, 2001.

     In connection with the Company's acquisition in 1997 of the ten business units from Lockheed Martin and the formation of the Company, the Company assumed certain defined benefit plan liabilities for present and former employees and retirees of certain businesses which we acquired from Lockheed. Lockheed Martin also has provided the Pension Benefit Guaranty Corporation ("PBGC") with commitments to assume sponsorship or other forms of financial support under certain circumstances with respect to the Company's pension plans for Communication Systems -- West and Aviation Recorders (the "Subject Plans"). Upon the occurrence of certain events, Lockheed Martin, at its option, has the right to decide whether to cause the Company to transfer sponsorship of any or all of the Subject Plans to Lockheed Martin, even if the PBGC has not sought to terminate the Subject Plans. Such a triggering event occurred in 1998, but reversed in 1999, relating to a decrease in the PBGC-mandated discount rate in 1998 that had resulted in an increase in the underlying liability. The Company notified Lockheed Martin of the 1998 triggering event, and in February 1999, Lockheed Martin informed the Company that it had no present intention to exercise its right to cause the Company to transfer sponsorship of the Subject Plans. If Lockheed Martin did assume sponsorship of these plans, it would be primarily liable for the costs associated with funding the Subject Plans or any costs associated with the termination of the Subject Plans but L-3 Communications would be required to reimburse Lockheed Martin for these costs. To date, the impact on pension expense and funding requirements resulting from this arrangement has not been significant. However, should Lockheed Martin assume sponsorship of the Subject Plans or if these plans were terminated, the impact of any increased pension expenses or funding requirements could be material to the Company. For the year ended December 31, 2002, the Company contributed $18,753 to the Subject Plans. The Company has performed its obligations under the letter agreement with Lockheed Martin and the Lockheed Martin Commitment and has not received any communications from the PBGC concerning actions which the PBGC contemplates taking in respect of the Subject Plans.

     Employee Savings Plans. Under its various employee savings plans, the Company matches the contributions of participating employees up to a designated level. The extent of the match, vesting terms

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

and the form of the matching contributions vary among the plans. Under these plans, the Company's matching contributions in L-3 Holdings common stock and cash were $36,120 for 2002, $21,462 for 2001 and $15,201 for 2000.

17. SUPPLEMENTAL CASH FLOW INFORMATION

                                                                   YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------
                                                               2002           2001          2000
                                                           ------------   -----------   -----------
Interest paid ..........................................    $ 109,301      $ 81,552      $ 81,390
Income tax payments, net of refunds ....................        2,127         4,904        10,052
Noncash transactions:
 Common stock issued related to acquisition ............       10,607        17,357            --
 Contribution in common stock to savings plans .........       28,138        16,868        12,642

18. SEGMENT INFORMATION

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

                                                TRAINING        AVIATION                                ELIMINATION
                                SECURE        SIMULATION &     PRODUCTS &                                   OF
                            COMMUNICATIONS      SUPPORT         AIRCRAFT     SPECIALIZED               INTERSEGMENT   CONSOLIDATED
                                 & ISR         SERVICES      MODERNIZATION     PRODUCTS    CORPORATE       SALES         TOTAL
                           ---------------- --------------- --------------- ------------- ----------- -------------- -------------
2002
Sales ....................    $  998,843       $ 826,286       $ 733,300     $ 1,479,996   $      --    $  (27,196)   $ 4,011,229
Operating income .........       104,054          96,513         105,075         148,337                                  453,979
Total assets .............     1,149,016         648,554         965,038       1,940,982     538,718                    5,242,308
Capital expenditures .....        19,350           4,957          14,035          23,542         174                       62,058
Depreciation and
 amortization ............        23,692           6,857          15,513          29,798                                   75,860
2001
Sales ....................    $  452,152       $ 597,029       $ 263,450     $ 1,040,753   $      --    $   (5,962)   $ 2,347,422
Operating income .........        31,975          65,715          85,602          92,038                                  275,330
Total assets .............       366,482         497,368         545,517       1,382,010     547,872                    3,339,249
Capital expenditures .....        11,561           2,999           9,625          23,657         279                       48,121
Depreciation and
 amortization ............        13,839          13,207          12,064          47,841                                   86,951
2000
Sales ....................    $  405,379       $ 283,407       $ 209,207     $ 1,028,802   $      --    $  (16,734)   $ 1,910,061
Operating income .........        54,174          23,491          66,854          78,199                                  222,718
Total assets .............       293,023         295,139         360,469       1,325,108     189,805                    2,463,544
Capital expenditures .....         6,405           2,762           2,145          21,667         601                       33,580
Depreciation and
 amortization ............        13,093           6,401          10,085          44,675                                   74,254

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

                                                            YEAR ENDED DECEMBER 31,
                                                ------------------------------------------------
                                                     2002             2001             2000
                                                --------------   --------------   --------------
U.S. Government agencies ....................    $ 3,107,271      $ 1,614,858      $ 1,284,379
Foreign governments .........................        395,062          200,913          144,274
Commercial export ...........................        179,948          218,971          172,101
Other (principally U.S. commercial) .........        328,948          312,680          309,307
                                                 -----------      -----------      -----------
 Consolidated sales .........................    $ 4,011,229      $ 2,347,422      $ 1,910,061
                                                 ===========      ===========      ===========

     The Company's sales by product and services are summarized in the table below.

                                                                                 YEAR ENDED DECEMBER 31,
                                                                   ---------------------------------------------------
                                                                         2002              2001              2000
                                                                   ---------------   ---------------   ---------------
Aircraft modification and maintenance ..........................     $   517,309       $    15,067       $        --
Security and detection systems .................................         431,325            18,058            13,624
Intelligence, surveillance and reconnaissance products .........         410,412                --                --
Telemetry and instrumentation ..................................         243,420           254,664           295,266
Military and high data rate communications .....................         306,650           231,895           230,478
Ocean products .................................................         280,564           299,684           342,861
Avionics products ..............................................         229,734           254,983           219,307
Information security systems ...................................         201,934           140,153            95,342
Training devices and motion simulators .........................         144,310           160,549           148,394
Fuzing products ................................................         142,135            62,973                --
Navigation products ............................................         141,778           128,690           133,821
Space and commercial communications, satellite control
 and tactical sensor systems ...................................         106,084            88,225            85,247
Microwave components ...........................................          93,365           112,896            92,767
                                                                     -----------       -----------       -----------
 Sub total products ............................................       3,249,020         1,767,837         1,657,107
                                                                     -----------       -----------       -----------
Simulation and support services ................................         569,351           378,186           123,742
Training services ..............................................         256,935           218,843           159,665
                                                                     -----------       -----------       -----------
 Subtotal services .............................................         826,286           597,029           283,407
                                                                     -----------       -----------       -----------
Intercompany eliminations ......................................         (64,077)          (17,444)          (30,453)
                                                                     -----------       -----------       -----------
 Total .........................................................     $ 4,011,229       $ 2,347,422       $ 1,910,061
                                                                     ===========       ===========       ===========

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
19. UNAUDITED QUARTERLY FINANCIAL DATA


     Unaudited summarized financial data by quarter for the years ended December 31, 2002 and 2001 is presented in the table below.

                                                  MARCH 31        JUNE 30       SEPTEMBER 30        DECEMBER 31
                                                ------------   ------------   ----------------   ----------------
2002
Sales .......................................    $ 696,840      $ 955,189       $  1,053,613       $  1,305,587
                                                 =========      =========       ============       ============
Operating income ............................    $  71,307      $  97,688       $    127,387       $    157,597
                                                 =========      =========       ============       ============
Income before extraordinary loss and
 cumulative effect of a change in accounting
 principle ..................................    $  29,279      $  41,498       $     61,760       $     79,788
Extraordinary loss on early extinguishment of
 debt, net of income taxes ..................           --         (9,858)                --                 --
Cumulative effect of a change in accounting
 principle, net of income taxes .............      (24,370)            --                 --                 --
                                                 ---------      ---------       ------------       ------------
Net income ..................................    $   4,909      $  31,640       $     61,760       $     79,788
                                                 =========      =========       ============       ============
Basic EPS:
Income before extraordinary loss and
 accounting change ..........................    $    0.37      $    0.52       $       0.66       $       0.84
Extraordinary loss ..........................           --         ( 0.12)                --                 --
Cumulative effect of a change in accounting
 principle ..................................       ( 0.31)            --                 --                 --
                                                 ---------      ---------       ------------       ------------
Net income ..................................    $    0.06      $    0.40       $       0.66       $       0.84
                                                 =========      =========       ============       ============
Diluted EPS:
Income before extraordinary loss and
 accounting change ..........................    $    0.36      $    0.49       $       0.62       $       0.79
Extraordinary loss ..........................           --         ( 0.11)                --                 --
Cumulative effect of a change in accounting
 principle ..................................       ( 0.30)            --                 --                 --
                                                 ---------      ---------       ------------       ------------
Net income ..................................    $    0.06      $    0.38       $       0.62       $       0.79
                                                 =========      =========       ============       ============
2001
Sales .......................................    $ 461,901      $ 561,560       $    618,164       $    705,797
Operating income ............................       46,869         60,467             75,208             92,786
Net income ..................................       14,158         23,336             33,435             44,529
Basic EPS ...................................    $    0.21      $    0.31       $       0.43       $       0.57
Diluted EPS .................................    $    0.20      $    0.30       $       0.41       $       0.53

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
20. FINANCIAL INFORMATION OF L-3 COMMUNICATIONS AND ITS SUBSIDIARIES


     The shareholders' equity of L-3 Communications equals that of L-3 Holdings but its components of the common stock and additional paid-in capital accounts are different. The table below presents information regarding the balances and changes in common stock and additional paid-in capital of L-3 Communications for each of the three years ended December 31, 2002.

                                              L-3 COMMUNICATIONS
                                                 COMMON STOCK
                                             --------------------
                                                                       ADDITIONAL
                                              SHARES       PAR          PAID-IN
                                              ISSUED      VALUE         CAPITAL            TOTAL
                                             --------   ---------   ---------------   ---------------
Balance at December 31, 1999 .............   100         $   --       $   483,694       $   483,694
 Contributions from L-3 Holdings .........                                322,732           322,732
 Push down of Convertible Notes ..........                               (290,500)         (290,500)
                                             ---         -------      -----------       -----------
Balance at December 31, 2000 .............   100             --           515,926           515,926
 Contributions from L-3 Holdings .........                                830,561           830,561
 Push down of CODES ......................                               (407,450)         (407,450)
                                             ---         -------      -----------       -----------
Balance at December 31, 2001 .............   100             --           939,037           939,037
 Contributions from L-3 Holdings .........                                855,939           855,939
                                             ---         -------      -----------       -----------
Balance at December 31, 2002 .............   100         $   --       $ 1,794,976       $ 1,794,976
                                             ===         ======       ===========       ===========

     The net proceeds received by L-3 Holdings from the sale of its common stock, exercise of L-3 Holdings employee stock options and L-3 Holdings common stock contributed to the Company's savings plans are contributed to L-3 Communications. The net proceeds from the sale of the Convertible Notes and CODES by L-3 Holdings were also contributed to L-3 Communications and are reflected as indebtedness of L-3 Communications. See Notes 2 and 8.

     The debt of L-3 Communications, including the Senior Subordinated Notes and borrowings under amounts drawn against the Senior Credit Facilities are guaranteed, on a joint and several, full and unconditional basis, by certain of its wholly-owned domestic subsidiaries (the "Guarantor Subsidiaries"). See Note
8. The foreign subsidiaries and certain domestic subsidiaries of L-3 Communications (the "Non-Guarantor Subsidiaries") do not guarantee the debt of L-3 Communications. None of the debt of L-3 Communications has been issued by its subsidiaries. There are no restrictions on the payment of dividends from the Guarantor Subsidiaries to L-3 Communications.

     In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, the Company has included the accompanying condensed combining financial statements based on Rule 3-10 of SEC Regulation S-X. The Company does not believe that separate financial statements of the Guarantor Subsidiaries are material to users of the financial statements.

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following condensed combining financial information present the results of operations, financial position and cash flows of (i) L-3 Holdings excluding L-3 Communications, (ii) L-3 Communications excluding its consolidated subsidiaries (the "Parent") (iii) the Guarantor Subsidiaries, (iv) the Non-Guarantor Subsidiaries and (v) the eliminations to arrive at the information for L-3 Communications on a consolidated basis.

                                                     L-3                           NON-                         CONSOLIDATED
                                               COMMUNICATIONS     GUARANTOR      GUARANTOR                          L-3
                                 L-3 HOLDINGS     (PARENT)      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    COMMUNICATIONS
                                ------------- ---------------- -------------- -------------- ---------------- ---------------
CONDENSED COMBINING
 BALANCE SHEETS:
AS OF DECEMBER 31, 2002:
Current assets:
 Cash and cash equivalents ....  $       --      $  126,421      $   (7,248)     $ 15,683      $         --      $  134,856
 Contracts in process .........          --         524,500         630,351       163,142                --       1,317,993
 Other current assets .........                     155,387          28,319         2,819                --         186,525
                                 ----------      ----------      ----------      --------      ------------      ----------
   Total current assets .......          --         806,308         651,422       181,644                --       1,639,374
                                 ----------      ----------      ----------      --------      ------------      ----------
Goodwill ......................          --         753,672       1,702,384       338,492                --       2,794,548
Other assets ..................          --         372,207         355,866        80,313                --         808,386
Investment in and amounts
 due from consolidated
 subsidiaries .................   2,919,954       2,688,750         398,282        53,779        (6,060,765)             --
                                 ----------      ----------      ----------      --------      ------------      ----------
   Total assets ...............  $2,919,954      $4,620,937      $3,107,954      $654,228      $ (6,060,765)      5,242,308
                                 ==========      ==========      ==========      ========      ============      ==========
Current liabilities ...........          --         322,747         298,646        75,246                --         696,639
Long-term debt ................     717,752       1,847,752              --            --          (717,752)      1,847,752
Other long-term liabilities ...          --         248,236         166,188         8,050                --         422,474
Minority interest .............          --              --              --        73,241                --          73,241
Shareholders' equity ..........   2,202,202       2,202,202       2,643,120       497,691        (5,343,013)      2,202,202
                                 ----------      ----------      ----------      --------      ------------      ----------
   Total liabilities and
    shareholders' equity ......  $2,919,954      $4,620,937      $3,107,954      $654,228      $ (6,060,765)     $5,242,308
                                 ==========      ==========      ==========      ========      ============      ==========
AS OF DECEMBER 31, 2001:
Current assets:
 Cash and cash equivalents ....  $       --      $  320,210      $   (4,412)     $ 45,224      $         --      $  361,022
 Contracts in process .........          --         390,040         300,996       110,788                --         801,824
 Other current assets .........                      76,248           4,001          (694)               --          79,555
                                 ----------      ----------      ----------      --------      ------------      ----------
   Total current assets .......          --         786,498         300,585       155,318                --       1,242,401
                                 ----------      ----------      ----------      --------      ------------      ----------
Goodwill ......................          --         694,221         631,648       381,849                --       1,707,718
Other assets ..................          --         271,345          70,239        47,546                --         389,130
Investment in and amounts
 due from consolidated
 subsidiaries .................   1,931,390       1,229,572         150,580        43,236        (3,354,778)             --
                                 ----------      ----------      ----------      --------      ------------      ----------
   Total assets ...............  $1,931,390      $2,981,636      $1,153,052      $627,949      $ (3,354,778)     $3,339,249
                                 ==========      ==========      ==========      ========      ============      ==========
Current liabilities ...........          --         278,598         136,579       109,394                --         524,571
Long-term debt ................     717,498       1,315,252              --            --          (717,498)      1,315,252
Other long-term liabilities ...          --         173,894          31,080        10,663                --         215,637
Minority interest .............          --              --              --        69,897                --          69,897
Shareholders' equity ..........   1,213,892       1,213,892         985,393       437,995        (2,637,280)      1,213,892
                                 ----------      ----------      ----------      --------      ------------      ----------
   Total liabilities and
    shareholders' equity ......  $1,931,390      $2,981,636      $1,153,052      $627,949      $ (3,354,778)     $3,339,249
                                 ==========      ==========      ==========      ========      ============      ==========

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 L-3
                                                           COMMUNICATIONS
                                            L-3 HOLDINGS      (PARENT)
                                           -------------- ----------------
CONDENSED COMBINING STATEMENTS OF
 OPERATIONS:
FOR THE YEAR ENDED DECEMBER 31,
 2002:
Sales ....................................   $      --      $ 1,875,389
Costs and expenses .......................          --        1,622,200
                                             ---------      -----------
Operating income .........................          --          253,189
Interest and other income (expense) ......                       11,202
Interest expense .........................      35,499          120,774
Minority interest ........................          --               --
Provision (benefit) for income taxes .....     (13,880)          51,271
Extraordinary loss on early
 extinguishment of debt ..................          --           (9,858)
Cumulative effect of a change in
 accounting principal ....................          --          (14,749)
Equity in net income of consolidated
 subsidiaries ............................     199,716          110,358
                                             ---------      -----------
Net income ...............................   $ 178,097      $   178,097
                                             =========      ===========
FOR THE YEAR ENDED DECEMBER 31,
 2001:
Sales ....................................   $      --      $ 1,328,702
Costs and expenses .......................          --        1,109,329
                                             ---------      -----------
Operating income .........................          --          219,373
Interest and other income (expense) ......                        8,335
Interest expense .........................      20,400           86,024
Minority interest ........................          --               --
Provision (benefit) for income taxes .....      (7,976)          53,840
Equity in net income of consolidated
 subsidiaries ............................     127,882           27,614
                                             ---------      -----------
Net income ...............................   $ 115,458      $   115,458
                                             =========      ===========
FOR THE YEAR ENDED DECEMBER 31,
 2000:
Sales ....................................          --      $ 1,313,998
Costs and expenses .......................          --        1,107,318
                                             ---------      -----------
Operating income .........................          --          206,680
Interest and other income ................                        3,061
Interest expense .........................       1,638           92,633
Provision (benefit) for income taxes .....        (640)          44,852
Equity in net income of consolidated
 subsidiaries ............................      83,725           10,471
                                             ---------      -----------
Net income ...............................   $  82,727      $    82,727
                                             =========      ===========

                                                               NON-                       CONSOLIDATED
                                              GUARANTOR      GUARANTOR                        L-3
                                            SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   COMMUNICATIONS
                                           -------------- -------------- -------------- ---------------
CONDENSED COMBINING STATEMENTS OF
 OPERATIONS:
FOR THE YEAR ENDED DECEMBER 31,
 2002:
Sales ....................................   $1,895,410     $ 260,799     $   (20,369)    $ 4,011,229
Costs and expenses .......................    1,736,233       219,186         (20,369)      3,557,250
                                             ----------     ---------     -----------     -----------
Operating income .........................      159,177        41,613              --         453,979
Interest and other income (expense) ......         (286)          262          (6,257)          4,921
Interest expense .........................        1,622         6,353         (41,756)        122,492
Minority interest ........................           --         6,198              --           6,198
Provision (benefit) for income taxes .....       56,145        10,469          13,880         117,885
Extraordinary loss on early
 extinguishment of debt ..................           --            --              --          (9,858)
Cumulative effect of a change in
 accounting principal ....................           --        (9,621)             --         (24,370)
Equity in net income of consolidated
 subsidiaries ............................           --            --        (310,074)             --
                                             ----------     ---------     -----------     -----------
Net income ...............................   $  101,124     $   9,234     $  (288,455)    $   178,097
                                             ==========     =========     ===========     ===========
FOR THE YEAR ENDED DECEMBER 31,
 2001:
Sales ....................................   $  854,094     $ 168,558     $    (3,932)    $ 2,347,422
Costs and expenses .......................      823,857       142,838          (3,932)      2,072,092
                                             ----------     ---------     -----------     -----------
Operating income .........................       30,237        25,720              --         275,330
Interest and other income (expense) ......         (515)       (6,081)                          1,739
Interest expense .........................           51           315         (20,400)         86,390
Minority interest ........................           --         4,457              --           4,457
Provision (benefit) for income taxes .....       11,275         5,649           7,976          70,764
Equity in net income of consolidated
 subsidiaries ............................           --            --        (155,496)             --
                                             ----------     ---------     -----------     -----------
Net income ...............................   $   18,396     $   9,218     $  (143,072)    $   115,458
                                             ==========     =========     ===========     ===========
FOR THE YEAR ENDED DECEMBER 31,
 2000:
Sales ....................................   $  441,677     $ 159,735     $    (5,349)    $ 1,910,061
Costs and expenses .......................      435,922       149,452          (5,349)      1,687,343
                                             ----------     ---------     -----------     -----------
Operating income .........................        5,755        10,283              --         222,718
Interest and other income ................          264         1,068                           4,393
Interest expense .........................          149           250          (1,638)         93,032
Provision (benefit) for income taxes .....        2,248         4,252             640          51,352
Equity in net income of consolidated
 subsidiaries ............................           --            --         (94,196)             --
                                             ----------     ---------     -----------     -----------
Net income ...............................   $    3,622     $   6,849     $   (93,198)    $    82,727
                                             ==========     =========     ===========     ===========

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 L-3
                                                           COMMUNICATIONS
                                             L-3 HOLDINGS     (PARENT)
                                            ------------- ----------------
CONDENSED COMBINING STATEMENTS OF
 CASH FLOWS:
FOR THE YEAR ENDED DECEMBER 31,
 2002:
Net cash from operating activities ........    $        --     $  137,837
                                               -----------     ----------
INVESTING ACTIVITIES:
 Acquisition of businesses, net of
   cash acquired ..........................             --      (146,913)
 Other investing activities ...............       (855,939)   (1,627,853)
                                               -----------    -----------
Net cash used in investing activities .....       (855,939)   (1,774,766)
                                               -----------    -----------
FINANCING ACTIVITIES:
 Proceeds from sale of senior
   subordinated notes .....................             --       750,000
 Redemption of senior
   subordinated notes .....................             --      (237,468)
 Proceeds from sale of L-3
   Holdings' common stock, net ............        766,780            --
 Other financing activities ...............         89,159       930,608
                                               -----------    -----------
Net cash from financing activities ........        855,939     1,443,140
                                               -----------    -----------
Net decrease in cash ......................             --    (193,789 )
Cash and cash equivalents, beginning
 of period ................................             --       320,210
                                               -----------    -----------
Cash and cash equivalents, end of
 period ...................................             --    $  126,421
                                               ===========    ===========
FOR THE YEAR ENDED DECEMBER 31,
 2001:
Net cash from operating activities ........             --    $  104,169
                                               -----------    -----------
INVESTING ACTIVITIES:
 Acquisition of businesses, net of
   cash acquired ..........................             --      (112,691)
 Other investing activities ...............       (830,561)     (357,400)
                                               -----------    -----------
Net cash used in investing activities .....       (830,561)     (470,091)
                                               -----------    -----------
FINANCING ACTIVITIES:
 Repayment of borrowings under
   senior credit facilities ...............             --      (190,000)
 Proceeds from sale of senior
   subordinated notes .....................        420,000            --
 Proceeds from sale of L-3
   Holdings' common stock, net ............        353,622            --
 Other financing activities ...............         56,939       857,424
                                               -----------    -----------
Net cash from financing activities ........        830,561       667,424
                                               -----------    -----------
Net increase (decrease) in cash ...........             --       301,502
Cash and cash equivalents, beginning
 of period ................................             --        18,708
                                               -----------    -----------
Cash and cash equivalents, end of
 period ...................................    $        --    $  320,210
                                               ===========    ===========


                                                                 NON-                        CONSOLIDATED
                                               GUARANTOR       GUARANTOR                         L-3
                                              SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   COMMUNICATIONS
                                            --------------- -------------- --------------- ---------------
CONDENSED COMBINING STATEMENTS OF
 CASH FLOWS:
FOR THE YEAR ENDED DECEMBER 31,
 2002:
Net cash from operating activities ........  $     169,221   $    11,402    $          --   $     318,460
                                             -------------   -----------    -------------   -------------
INVESTING ACTIVITIES:
 Acquisition of businesses, net of
   cash acquired ..........................     (1,499,891)      (95,329)              --      (1,742,133)
 Other investing activities ...............        (27,130)       (8,632)       2,451,159         (68,395)
                                             -------------   -----------    -------------   -------------
Net cash used in investing activities .....     (1,527,021)     (103,961)       2,451,159      (1,810,528)
                                             -------------   -----------    -------------   -------------
FINANCING ACTIVITIES:
 Proceeds from sale of senior
   subordinated notes .....................             --            --               --         750,000
 Redemption of senior
   subordinated notes .....................             --            --               --        (237,468)
 Proceeds from sale of L-3
   Holdings' common stock, net ............             --            --               --         766,780
 Other financing activities ...............      1,354,964        63,018       (2,451,159)        (13,410)
                                             -------------   -----------    -------------   -------------
Net cash from financing activities ........      1,354,964        63,018       (2,451,159)      1,265,902
                                             -------------   -----------    -------------   -------------
Net decrease in cash ......................         (2,836)      (29,541)              --        (226,166)
Cash and cash equivalents, beginning
 of period ................................         (4,412)       45,224               --         361,022
                                             -------------   -----------    -------------   -------------
Cash and cash equivalents, end of
 period ...................................  $      (7,248)  $    15,683    $          --   $     134,856
                                             =============   ===========    =============   =============
FOR THE YEAR ENDED DECEMBER 31,
 2001:
Net cash from operating activities ........  $      30,014   $    38,785    $          --   $     172,968
                                             -------------   -----------    -------------   -------------
INVESTING ACTIVITIES:
 Acquisition of businesses, net of
   cash acquired ..........................       (212,556)     (121,664)              --        (446,911)
 Other investing activities ...............        (14,643)       59,844        1,164,781          22,021
                                             -------------   -----------    -------------   -------------
Net cash used in investing activities .....       (227,199)      (61,820)       1,164,781        (424,890)
                                             -------------   -----------    -------------   -------------
FINANCING ACTIVITIES:
 Repayment of borrowings under
   senior credit facilities ...............             --            --               --        (190,000)
 Proceeds from sale of senior
   subordinated notes .....................             --            --               --         420,000
 Proceeds from sale of L-3
   Holdings' common stock, net ............             --            --               --         353,622
 Other financing activities ...............        187,862        59,198       (1,164,781)         (3,358)
                                             -------------   -----------    -------------   -------------
Net cash from financing activities ........        187,862        59,198       (1,164,781)        580,264
                                             -------------   -----------    -------------   -------------
Net increase (decrease) in cash ...........         (9,323)       36,163               --         328,342
Cash and cash equivalents, beginning
 of period ................................          4,911         9,061               --          32,680
                                             -------------   -----------    -------------   -------------
Cash and cash equivalents, end of
 period ...................................  $      (4,412)  $    45,224    $          --   $     361,022
                                             =============   ===========    =============   =============

                       L-3 COMMUNICATIONS HOLDINGS, INC.
                       AND L-3 COMMUNICATIONS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 L-3
                                                           COMMUNICATIONS
                                             L-3 HOLDINGS     (PARENT)
                                            ------------- ----------------
FOR THE YEAR ENDED DECEMBER 31,
 2000:
Net cash from (used in) operating
 activities ...............................          --      $  108,726
                                                     --      ----------
INVESTING ACTIVITIES:
 Acquisition of businesses, net of
   cash acquired ..........................          --        (570,270)
 Other investing activities ...............    (322,732)        (37,309)
                                               --------      ----------
Net cash used in investing activities .....    (322,732)       (607,579)
                                               --------      ----------
FINANCING ACTIVITIES:
 Proceeds from sale of senior
   subordinated notes .....................          --         300,000
 Borrowings under senior credit
   facilities .............................          --         190,000
 Other financing activities ...............     322,732          (6,476)
                                               --------      ----------
Net cash from (used in) financing
 activities ...............................     322,732         483,524
                                               --------      ----------
Net (decrease) increase in cash ...........          --         (15,329)
Cash and cash equivalents, beginning
 of period ................................          --          34,037
                                               --------      ----------
Cash and cash equivalents, end of
 period ...................................          --      $   18,708
                                               ========      ==========



                                                                NON-                       CONSOLIDATED
                                               GUARANTOR      GUARANTOR                        L-3
                                             SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   COMMUNICATIONS
                                            -------------- -------------- -------------- ---------------
FOR THE YEAR ENDED DECEMBER 31,
 2000:
Net cash from (used in) operating
 activities ...............................   $  (10,504)    $  15,583     $        --     $  113,805
                                              ----------     ---------     -----------     ----------
INVESTING ACTIVITIES:
 Acquisition of businesses, net of
   cash acquired ..........................      (15,624)      (13,714)             --       (599,608)
 Other investing activities ...............       (6,195)        5,551         352,070         (8,615)
                                              ----------     ---------     -----------     ----------
Net cash used in investing activities .....      (21,819)       (8,163)        352,070       (608,223)
                                              ----------     ---------     -----------     ----------
FINANCING ACTIVITIES:
 Proceeds from sale of senior
   subordinated notes .....................           --            --              --        300,000
 Borrowings under senior credit
   facilities .............................           --            --              --        190,000
 Other financing activities ...............       32,070        (1,946)       (352,070)        (5,690)
                                              ----------     ---------     -----------     ----------
Net cash from (used in) financing
 activities ...............................       32,070        (1,946)       (352,070))      484,310
                                              ----------     ---------     -----------     ----------
Net (decrease) increase in cash ...........         (253)        5,474              --        (10,108)
Cash and cash equivalents, beginning
 of period ................................        5,164         3,587              --         42,788
                                              ----------     ---------     -----------     ----------
Cash and cash equivalents, end of
 period ...................................   $    4,911     $   9,061     $        --     $   32,680
                                              ==========     =========     ===========     ==========