Form 10-Q
period 2003-09-30
L 3 COMMUNICATIONS HOLDINGS INC; L 3 COMMUNICATIONS CORP
filed 2003-11-12
CIK 1056239, 1039101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2003

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file numbers 001-14141 and 333-46983

L-3 COMMUNICATIONS HOLDINGS, INC.
L-3 COMMUNICATIONS CORPORATION

(Exact names of registrants as specified in their charters)

Delaware (State or other jurisdiction of incorporation or organization)	13-3937434 and 13-3937436 (I.R.S. Employer Identification Nos.)

600 Third Avenue, New York NY (Address of principal executive offices)	10016 (Zip Code)

(212) 697-1111 (Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes             No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

    Yes             No

There were 96,782,448 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on October 31, 2003.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For quarterly period ended September 30, 2003

PART I – FINANCIAL INFORMATION

Signatures	50

i

PART I. —	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$377,266	$134,856
Contracts in process	1,453,501	1,317,993
Deferred income taxes	130,586	143,634
Other current assets	40,439	42,891
Total current assets	2,001,792	1,639,374
Property, plant and equipment, net	466,213	458,639
Goodwill	3,020,594	2,794,548
Intangible assets	105,333	90,147
Deferred income taxes	115,283	147,190
Deferred debt issue costs	47,920	48,839
Other assets	66,150	63,571
Total assets	$5,823,285	$5,242,308
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$163,644	$167,240
Accrued employment costs	233,653	187,754
Accrued expenses	61,948	56,763
Customer advances	50,740	62,645
Accrued interest	31,081	18,395
Income taxes	42,849	33,729
Other current liabilities	221,082	183,416
Total current liabilities	804,997	709,942
Pension and postretirement benefits	357,953	343,527
Other liabilities	76,153	65,644
Long-term debt	2,066,172	1,847,752
Total liabilities	3,305,275	2,966,865
Commitments and contingencies
Minority interest	74,286	73,241
Shareholders' equity:
L-3 Holdings' common stock $.01 par value; authorized 300,000,000 shares, issued and outstanding 96,651,611 and 94,577,331 shares (L-3 Communications common stock: $.01 par value, 100 shares authorized, issued and outstanding)	1,862,786	1,794,976
Retained earnings	659,050	479,827
Unearned compensation	(4,621)	(3,302)
Accumulated other comprehensive loss	(73,491)	(69,299)
Total shareholders' equity	2,443,724	2,202,202
Total liabilities and shareholders' equity	$5,823,285	$5,242,308

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,
	2003	2002
Sales:
Contracts, primarily U.S. Government	$1,111,214	$936,909
Commercial, primarily products	153,397	116,704
Total sales	1,264,611	1,053,613
Costs and expenses:
Contracts, primarily U.S. Government	962,977	815,933
Commercial, primarily products:
Cost of sales	97,650	71,500
Selling, general and administrative expenses	34,159	30,666
Research and development expenses	17,453	8,127
Total costs and expenses	1,112,239	926,226
Operating income	152,372	127,387
Interest and other income	767	1,635
Interest expense	32,360	31,252
Minority interest	1,862	2,313
Income before income taxes	118,917	95,457
Provision for income taxes	42,810	33,697
Net income	$76,107	$61,760
L-3 Holdings' earnings per common share:
Basic	$0.79	$0.66
Diluted	$0.74	$0.62
L-3 Holdings' weighted average common shares outstanding:
Basic	96,435	94,174
Diluted	106,575	104,473

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	Nine Months Ended September 30,
	2003	2002
Sales:
Contracts, primarily U.S. Government	$3,157,086	$2,419,353
Commercial, primarily products	423,453	286,289
Total sales	3,580,539	2,705,642
Costs and expenses:
Contracts, primarily U.S. Government	2,776,994	2,123,357
Commercial, primarily products:
Cost of sales	270,626	175,367
Selling, general and administrative expenses	107,126	84,832
Research and development expenses	35,838	25,704
Total costs and expenses	3,190,584	2,409,260
Operating income	389,955	296,382
Interest and other income	2,088	2,459
Interest expense	98,232	88,915
Minority interest	2,550	5,077
Loss on retirement of debt	11,225	16,187
Income before income taxes and cumulative effect of a change in accounting principle	280,036	188,662
Provision for income taxes	100,813	65,983
Income before cumulative effect of a change in accounting principle	179,223	122,679
Cumulative effect of a change in accounting principle, net of income taxes of $6,428	—	(24,370)
Net income	$179,223	$98,309
L-3 Holdings' earnings per common share:
Basic:
Income before cumulative effect of a change in accounting principle	$1.87	$1.45
Cumulative effect of a change in accounting principle	—	(0.29)
Net income	$1.87	$1.16
Diluted:
Income before cumulative effect of a change in accounting principle	$1.77	$1.37
Cumulative effect of a change in accounting principle	—	(0.25)
Net income	$1.77	$1.12
L-3 Holdings' weighted average common shares outstanding:
Basic	95,743	84,403
Diluted	105,755	94,955

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2003	2002
Operating activities:
Net income	$179,223	$98,309
Cumulative effect of a change in accounting principle	—	24,370
Loss on retirement of debt	11,225	16,187
Depreciation	57,746	46,957
Amortization of intangibles and other assets	13,465	7,245
Amortization of deferred debt issue costs (included in interest expense)	5,970	5,421
Deferred income tax provision	68,015	55,513
Minority interest	2,550	5,077
Other non-cash items, principally contributions to employee savings plans in L-3 Holdings' common stock	21,744	20,695
Changes in operating assets and liabilities, excluding acquired amounts:
Contracts in process	(101,463)	(116,166)
Other current assets	(3,832)	(2,748)
Other assets	(7,348)	(11,050)
Accounts payable	(11,695)	(29,876)
Accrued employment costs	33,753	59,384
Customer advances	(12,119)	59,691
Accrued expenses	1,764	9,453
Accrued interest	12,686	13,230
Income taxes	16,052	7,141
Other current liabilities	591	(22,287)
Pension and postretirement benefits	15,067	14,714
Other liabilities	17,137	4,604
All other operating activities, principally foreign currency translation	6,548	(1,484)
Net cash from operating activities	327,079	264,380
Investing activities:
Acquisition of businesses, net of cash acquired	(261,385)	(1,414,254)
Capital expenditures	(53,972)	(38,612)
Disposition of property, plant and equipment	1,092	1,019
Other investing activities	(2,500)	(3,821)
Net cash used in investing activities	(316,765)	(1,455,668)

Financing activities:
Borrowings under revolving credit facilities	—	566,000
Repayment of borrowings under revolving credit facilities	—	(566,000)
Borrowings under bridge loan facility	—	500,000
Repayment of borrowings under bridge loan facility	—	(500,000)
Proceeds from sale of senior subordinated notes	398,160	750,000
Redemption of senior subordinated notes	(187,650)	(237,296)
Proceeds from sale of common stock, net	—	766,738
Debt issuance costs	(7,689)	(19,541)
Proceeds from employee stock purchase plan	18,625	7,630
Proceeds from exercise of stock options	10,567	16,687
Distributions paid to minority interest	(1,505)	(2,259)
Other financing activities	1,588	(3,517)
Net cash from financing activities	232,096	1,278,442
Net increase in cash	242,410	87,154
Cash and cash equivalents, beginning of the period	134,856	361,022
Cash and cash equivalents, end of the period	$377,266	$448,176

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1.    Description of Business

L-3 Communications Holdings, Inc. conducts its operations and derives all its operating income and cash flow through its wholly owned subsidiary, L-3 Communications Corporation ("L-3 Communications"). L-3 Communications Holdings, Inc. ("L-3 Holdings" and together with its subsidiaries, "L-3" or the "Company") is a merchant supplier of secure communications and intelligence, surveillance and reconnaissance (ISR) systems, training, simulation and support services, aviation products and aircraft modernization, as well as specialized products. The Company's customers include the U.S. Department of Defense (DoD) and prime contractors thereof, certain U.S. Government intelligence agencies, major aerospace and defense contractors, foreign governments, commercial customers and certain other U.S. federal, state and local government agencies. The Company has four reportable segments: (1) Secure Communications & ISR; (2) Training, Simulation & Support Services; (3) Aviation Products & Aircraft Modernization; and (4) Specialized Products.

Secure Communications & ISR.    The businesses in this segment provide products and services for the global ISR market, specializing in signals intelligence (SIGINT) and communications intelligence (COMINT) systems. These products and services provide to the warfighter in real-time the unique ability to collect and analyze unknown electronic signals from command centers, communication nodes and air defense systems for real-time situation awareness and response. This segment also provides secure, high data rate communications systems for military and other U.S. Government and foreign government reconnaissance and surveillance applications. These systems and products are critical elements of virtually all major communication, command and control, intelligence gathering and space systems. The Company's systems and products are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring and dissemination functions of these communication systems. The major secure communications programs and systems include:

•	secure data links for airborne, satellite, ground and sea-based remote platforms, both manned and unmanned, for real-time information collection and dissemination to users;
•	highly specialized fleet management and support, including procurement, systems integration, sensor development, modifications and maintenance for signals intelligence and ISR special mission aircraft and airborne surveillance systems;
•	strategic and tactical signals intelligence systems that detect, collect, identify, analyze and disseminate information;
•	secure terminal and communication network equipment and encryption management; and
•	communication systems for surface and undersea vessels and manned space flights.

Training, Simulation & Support Services.    The businesses in this segment provide a full range of training, simulation and support services, including:

•	services designed to meet customer training requirements for aircrews, navigators, mission operators, gunners and maintenance technicians for virtually any platform, including military fixed and rotary wing aircraft, air vehicles and various ground vehicles;
•	communication software support, information technology services and a wide range of engineering development services and integration support;

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS —(continued)

(Dollars in thousands, except per share data)

•	high-end engineering and information support services used for command, control, communications and ISR architectures, as well as for air warfare modeling and simulation tools for applications used by the DoD, Department of Homeland Security and U.S. Government intelligence agencies, including missile and space systems, Unmanned Aerial Vehicles (UAVs) and military aircraft;
•	developing and managing extensive programs in the United States and internationally that focus on teaching, training and education, logistics, strategic planning, organizational design, democracy transition and leadership development;
•	producing crisis management software and providing command and control for homeland security applications; and
•	design, prototype development and production of ballistic missile targets for missile defense applications, including present and future threat scenarios.

Aviation Products & Aircraft Modernization.    The businesses in this segment provide aviation products and aircraft modernization services, including:

•	airborne traffic and collision avoidance systems (TCAS) for commercial and military applications;
•	commercial, solid-state, crash-protected cockpit voice recorders, flight data recorders and maritime hardened voyage recorders;
•	ruggedized custom displays for military and high-end commercial applications;
•	turnkey aviation life cycle management services that integrate custom developed and commercial off-the-shelf products for various military and commercial wide-body and rotary wing aircraft, including heavy maintenance and structural modifications and interior completion for Head-of-State and commercial aircraft; and
•	engineering, modification, maintenance, logistics and upgrades for U.S. Special Operations Command aircraft, vehicles and personnel equipment.

Specialized Products.    The businesses in this segment supply products, including components, subsystems and systems to military and commercial customers in several niche markets. These products include:

•	ocean products, including acoustic undersea warfare products for mine hunting, dipping and anti-submarine sonars and naval power distribution, conditioning, switching and protection equipment for surface and undersea platforms;
•	ruggedization and integration of commercial off-the-shelf technology for displays, computers and electronic systems for military and commercial applications;
•	integrated video security and surveillance systems that provide perimeter security used by the U.S. Immigration and Naturalization Service and U.S. Border Patrol to monitor and protect U.S. borders;
•	security systems for aviation, port and border applications to detect explosives, concealed weapons, contraband and illegal narcotics, to inspect agricultural products and to examine cargo;
•	telemetry, instrumentation, space and navigation products, including tracking and flight termination;
•	premium fuzing products;

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS —(continued)

(Dollars in thousands, except per share data)

•	microwave components used in radar communication satellites, wireless communication equipment, electronic surveillance, communication and electronic warfare applications and countermeasure systems;
•	high performance antennas and ground based radomes;
•	training devices and motion simulators which produce advanced virtual reality simulation and high-fidelity representations of cockpits and mission stations for fixed and rotary wing aircraft and land vehicles; and
•	precision stabilized electro-optic surveillance systems, including high magnification lowlight, daylight and forward looking infrared sensors, laser range finders, illuminators and designators, and digital and wireless communication systems.

2.    Basis of Presentation

These unaudited condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements of L-3 Holdings and L-3 Communications for the fiscal year ended December 31, 2002, included in their Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

The unaudited condensed consolidated financial statements comprise the unaudited condensed consolidated financial statements of L-3 Holdings and L-3 Communications. L-3 Holdings' only asset is its investment in the common stock of L-3 Communications, its wholly-owned subsidiary, and its only obligations are its 5 1/4% Convertible Senior Subordinated Notes due 2009 and its 4% Senior Subordinated Convertible Contingent Debt Securities due 2011 (CODES). L-3 Holdings has also guaranteed the borrowings under the senior credit facilities of L-3 Communications. L-3 Holdings' obligations have been jointly, severally, fully and unconditionally guaranteed by L-3 Communications and certain of its domestic subsidiaries, and accordingly, such debt has been reflected as debt of L-3 Communications in its unaudited condensed consolidated financial statements in accordance with the U.S. Securities and Exchange Commission's (SEC) Staff Accounting Bulletin (SAB) No. 54. In addition, all issuances of equity securities including grants of stock options and restricted stock by L-3 Holdings to employees of L-3 Communications have been reflected in the unaudited condensed consolidated financial statements of L-3 Communications. As a result, the unaudited condensed consolidated financial positions, results of operations and cash flows of L-3 Holdings and L-3 Communications are substantially the same. See Note 14 for additional information.

The Company presents its sales and costs and expenses in two categories in the statements of operations, "Contracts, primarily U.S. Government" and "Commercial, primarily products," which are based on how the Company recognizes revenue. Sales and costs and expenses for the Company's businesses that are primarily U.S. Government contractors are presented as "Contracts, primarily U.S. Government." The sales for the Company's U.S. Government contractor businesses are transacted using written contractual arrangements, most of which require the Company to design, develop, manufacture and/or modify complex products, and/or perform related services according to specifications provided by the customer. These contracts are within the scope of American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1) and Accounting Research Bulletin No. 43, Chapter 11, Section A, Government Contracts, Cost-Plus-Fixed Fee Contracts (ARB 43). Sales reported under "Contracts, primarily U.S. Government" also include certain sales by the Company's U.S. Government contractor businesses transacted using contracts for domestic and foreign commercial customers which also are within the scope of SOP 81-1. Sales and costs and expenses for the Company's businesses whose customers are primarily

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS —(continued)

(Dollars in thousands, except per share data)

commercial customers are presented as "Commercial, primarily products." These sales to commercial customers are recognized in accordance with the SEC's SAB No. 101, Revenue Recognition in Financial Statements and are not within the scope of SOP 81-1 or ARB 43. The Company's commercial businesses are substantially comprised of Aviation Communication & Surveillance Systems (ACSS), Aviation Recorders, Microwave Components, Detection Systems, Satellite Networks, PrimeWave Communications and Avionics Systems. Effective June 15, 2003, the Company adopted the provisions of EITF No. 00-21, Revenue Recognition with Multiple Deliverables. The impact of the adoption was not material to the Company's financial position or results of operations.

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America for a complete set of financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs and expenses during the reporting period. The most significant of these estimates and assumptions relate to estimates of total contract revenue and total costs at completion for contracts in process; estimated costs in excess of billings to complete contracts in process in a loss position; market values for inventories reported at lower of cost or market; pension and postretirement benefit obligations; recoverability and valuation of recorded amounts of long-lived assets and intangible assets, including goodwill; income taxes; litigation reserves; and environmental obligations. Changes in estimates are reflected in the periods during which they become known. Actual results will differ from these estimates. For a more complete discussion of these estimates and assumptions, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Certain reclassifications have been made to conform prior period amounts to the current period presentation.

3.    Stock-Based Compensation

The Company accounts for employee stock-based compensation under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Compensation expense for employee stock-based compensation is recognized in income based on the excess, if any, of L-3 Holdings' fair value of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. When the exercise price for stock-based compensation arrangements granted to employees equals or exceeds the fair value of the L-3 Holdings common stock at the date of grant, the Company does not recognize compensation expense. The Company elected not to adopt the fair value based method of accounting for stock-based employee compensation as permitted by the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123. Had the Company adopted the fair value based method provisions of SFAS

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS —(continued)

(Dollars in thousands, except per share data)

123, it would have recorded a non-cash expense for the estimated fair value of the stock-based compensation arrangements that the Company has granted to its employees over the vesting period of the grants. The table below compares the "as reported" net income and L-3 Holdings earnings per share (EPS) to the "pro forma" net income and L-3 Holdings EPS that the Company would have reported if the Company had elected to recognize compensation expense in accordance with the fair value based method of accounting of SFAS 123.

	Three Months Ended September 30,
	2003	2002
Net income:
As reported	$76,107	$61,760
Pro forma	71,459	56,863
L-3 Holdings Basic EPS:
As reported	$0.79	$0.66
Pro forma	0.74	0.60
L-3 Holdings Diluted EPS:
As reported	$0.74	$0.62
Pro forma	0.69	0.57

	Nine Months Ended September 30,
	2003	2002
Net income:
As reported	$179,223	$98,309
Pro forma	165,002	85,427
L-3 Holdings Basic EPS:
As reported	$1.87	$1.16
Pro forma	1.72	1.01
L-3 Holdings Diluted EPS:
As reported	$1.77	$1.12
Pro forma	1.63	0.98

4.    Acquisitions

Avionics Systems.    On March 28, 2003, the Company acquired 100% of the common stock of the avionics systems business of Goodrich Corporation for $188,512 in cash, plus acquisition costs. The acquisition was financed using cash on hand. The purchase price includes an increase to the contract purchase price of $512 related to additional assets received at closing and is subject to final adjustment based on closing date net working capital, as defined in the stock purchase agreement. Following the acquisition, the business was renamed L-3 Communications Avionics Systems. Avionics Systems develops and manufactures innovative avionics solutions for substantially all segments of the aviation market, and sells its products to the military, business jet, general aviation, rotary wing aircraft and air transport markets. The acquisition provides the Company with enhanced manufacturing capabilities, expanded marketing expertise, an expanded distribution network and increased efficiencies in research and development initiatives, which the Company expects to use to sell its avionics portfolio, including advanced displays, aviation recorders, transponders, collision avoidance and proximity awareness products. Avionics Systems also provides a unique set of products to add to the Company's existing product line for the commercial air transport, business jet and military aircraft markets. Based on a

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS —(continued)

(Dollars in thousands, except per share data)

preliminary purchase price allocation for Avionics Systems, goodwill of $150,863 was assigned to the Aviation Products & Aircraft Modernization segment, most of which is expected to be deductible for income tax purposes.

Aeromet.    On May 30, 2003, the Company acquired 100% of the common stock of Aeromet, Inc. for $17,501 in cash, plus acquisition costs. The acquisition was financed using cash on hand. The purchase price is subject to final adjustment based on closing date net working capital, as defined in the stock purchase agreement. Aeromet designs, develops and integrates infrared and optical systems for airborne ISR. The acquisition advances the Company's strategy to expand its electro-optical and infrared product lines and provides the Company with the ability to apply Aeromet's technology to L-3's current ISR products. Based on a preliminary purchase price allocation for Aeromet, goodwill of $13,732 was assigned to the Secure Communications & ISR segment and is expected to be deductible for income tax purposes.

Klein Associates.    On September 30, 2003, the Company acquired 100% of the common stock of Klein Associates, Inc. (Klein), a business unit of OYO Corporation of Japan, for $30,000 in cash, plus acquisition costs. The acquisition was financed using cash on hand. The purchase price is subject to final adjustment based on closing date net assets, as defined in the stock purchase agreement. Klein designs, manufactures and supports side-scan sonar, sub-bottom profilers and related instruments and accessories for undersea search and survey, including intrusion detection systems for port security applications. The acquisition provides complimentary product capabilities, which the Company intends to integrate into L-3's port and maritime security systems offerings. Klein is also synergistic with the Company's acoustic undersea warfare products. Based on a preliminary purchase price allocation for Klein Associates, goodwill of $24,647 was assigned to the Specialized Products segment and is expected to be deductible for income tax purposes.

Military Aviation Services.    On October 31, 2003, the Company acquired the assets of the Military Aviation Services (MAS) business of Bombardier, Inc. for approximately $87,400 in cash, which includes $90,000 for the original contract purchase price, and a decrease to the contract purchase price of $2,600 related to a preliminary purchase price adjustment, plus acquisition costs. The acquisition was financed using cash on hand. The purchase price is subject to final adjustment based on closing date net assets, as defined in the asset purchase agreement. MAS provides a full range of technical services in the areas of aircraft maintenance, repair and upgrade for military aircraft, and the refurbishment and modernization of selected commercial aircraft. Its customers include the Canadian Armed Forces, the DoD, aerospace and defense prime contractors and foreign military organizations.

Vertex Aerospace.    In October of 2003, the Company entered into an agreement to acquire Vertex Aerospace LLC (Vertex) for approximately $650,000 in cash, plus acquisition costs. Vertex is a leading provider of aerospace and other technical services to the DoD and other U.S. Government agencies. Vertex's services include logistics support, modernization, maintenance, supply chain management and pilot training. The acquisition will expand L-3's market for aircraft modernization and maintenance when combined with Integrated Systems, Spar and MAS, and will also provide complementary service offerings for L-3's existing customers. The acquisition is subject to regulatory approval and is expected to be completed in December 2003. The Vertex acquisition is expected to be financed using cash on hand and available borrowings under the Company's revolving credit facility.

All of the Company's acquisitions have been accounted for as purchase business combinations and are included in the Company's results of operations from their respective effective dates. The Company values acquired contracts in process on the date of acquisition at the estimated remaining contract value less the Company's estimated costs to complete the contract and a reasonable profit allowance on the Company's completion effort. The assets and liabilities recorded in connection with the purchase price allocations for the acquisitions of Electron Devices, Ruggedized Command & Control, Wolf Coach,

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS —(continued)

(Dollars in thousands, except per share data)

International Microwave Corporation, Westwood, Wescam, Ship Analytics, Avionics Systems, Aeromet and Klein Associates, all of which have been completed within the last 12 months, are based upon preliminary estimates of fair values for contracts in process, inventories, estimated costs in excess of billings to complete contracts in process, identifiable intangibles and deferred income taxes. Actual adjustments will be based on the final purchase prices and final appraisals and other analyses of fair values which are in process. The Company expects to complete the purchase price allocations for these acquisitions during the fourth quarter of 2003. The Company does not expect the differences between the preliminary and final purchase price allocations for these acquisitions to be material.

Additionally, during the nine months ended September 30, 2003 and the year ended December 31, 2002, the Company purchased other businesses which individually and in the aggregate were not material to the Company's consolidated results of operations, financial position or cash flows during the period purchased.

The Company is continuing its discussions with Raytheon Company (Raytheon) regarding the adjustment of the purchase price for the acquisition of Aircraft Integration Systems (AIS) in March 2002. The final AIS purchase price submitted by Raytheon to the Company amounted to approximately $1,163,000. The Company believes this amount submitted by Raytheon should be reduced by $100,000 to $1,063,000. In accordance with the asset purchase agreement, the Company and Raytheon have begun the formal process to settle the disagreement and engage a neutral accountant to arbitrate the final purchase price. Any amount received by the Company for a reduction to the AIS purchase price will be reported as a reduction to goodwill.

Pro Forma Statement of Operations Data.    Had the acquisitions of Avionics Systems, Aeromet and Klein Associates and the related financing transactions occurred on January 1, 2003, the unaudited pro forma sales, net income and diluted earnings per share would have been approximately $1,270,100, $76,900 and $0.75 for the three months ended September 30, 2003 and $3,639,700, $184,200 and $1.82 for the nine months ended September 30, 2003. Had the acquisitions of L-3 Integrated Systems, Detection Systems, Telos, ComCept, Technology, Management and Analysis Corporation, Electron Devices, Ruggedized Command & Control, Wolf Coach, International Microwave Corporation, Westwood, Wescam, Ship Analytics, Avionics Systems, Aeromet and Klein Associates and the related financing transactions occurred on January 1, 2002, the unaudited pro forma sales, net income and diluted earnings per share would have been approximately $1,201,100, $68,600 and $0.68 for the three months ended September 30, 2002 and $3,455,900, $97,200 and $1.00 for the nine months ended September 30, 2002. The pro forma results are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed the acquisitions and the related financing transactions on January 1, 2002 and 2003.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS —(continued)

(Dollars in thousands, except per share data)

5.    Contracts in Process

The components of contracts in process are presented in the table below.

	September 30, 2003	December 31, 2002
Billed receivables, less allowances of $21,892 and $12,801	$566,957	$568,382
Unbilled contract receivables	583,962	490,678
Less: unliquidated progress payments	(193,967)	(171,457)
Unbilled contract receivables, net	389,995	319,221
Inventoried contract costs, gross	347,798	320,043
Less: unliquidated progress payments	(14,983)	(13,507)
Inventoried contract costs, net	332,815	306,536
Inventories at lower of cost or market	163,734	123,854
Total contracts in process	$1,453,501	$1,317,993

Inventoried contract costs for the Company's businesses that are primarily U.S. Government contractors include selling, general and administrative (SG&A) costs, including independent research and development (IRAD) and bid and proposal (B&P) costs. SG&A, IRAD and B&P costs are allowable, indirect contract costs under U.S. Government regulations. In accordance with U.S. Government regulations, we allocate SG&A, IRAD and B&P costs to our U.S. Government contracts, and account for them as product costs and not as period expenses.

The tables below present a summary of SG&A, IRAD and B&P costs included in inventoried contract costs and the changes to them, including amounts used in the determination of cost of sales for "Contracts, primarily U.S. Government." The cost data in the tables below do not include the SG&A and research and development expenses for the Company's businesses that are primarily not U.S. Government contractors, which are separately presented on the statements of operations under costs and expenses for "Commercial, primarily products."

	Three Months Ended September 30,
	2003	2002
Balance in inventoried contract costs at beginning of period	$56,643	$38,363
Add: Acquired inventoried contract costs	—	—
Incurred costs(1)	118,416	110,643
Less: Amounts included in cost of sales	(131,602)	(113,841)
Balance in inventoried contract costs at end of period	$43,457	$35,165

(1)	Incurred costs include IRAD and B&P costs of $34,839 and $34,169 for the three months ended September 30, 2003 and 2002, respectively.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS —(continued)

(Dollars in thousands, except per share data)

	Nine Months Ended September 30,
	2003	2002
Balance in inventoried contract costs at beginning of period	$52,253	$19,970
Add: Acquired inventoried contract costs	—	15,491
Incurred costs(2)	362,743	303,873
Less: Amounts included in cost of sales	(371,539)	(304,169)
Balance in inventoried contract costs at end of period	$43,457	$35,165

(2)	Incurred costs include IRAD and B&P costs of $103,998 and $92,382 for the nine months ended September 30, 2003 and 2002, respectively.

6.    Goodwill and Identifiable Intangible Assets

Goodwill.    Effective January 1, 2002, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company ceased recording goodwill amortization expense and began testing goodwill for impairment based on estimated fair values at the beginning of the year using a discounted cash flows valuation. Based on the estimated fair values of the Company's reporting units at January 1, 2002, the goodwill for certain space and broadband commercial communications businesses included in the Specialized Products segment was impaired. Effective the first quarter of 2002, the Company completed its valuation of the assets and liabilities for these businesses and recorded an impairment charge of $24,370, net of a $6,428 income tax benefit. The impairment charge was recorded as a cumulative effect of a change in accounting principle effective January 1, 2002, in accordance with the adoption provisions of SFAS No. 142.

During the first quarter of 2003, the Company completed its annual impairment test for the goodwill of each of its reporting units, which resulted in no impairment losses.

The table below presents the changes in goodwill allocated to the reportable segments during the nine months ended September 30, 2003.

	Secure Communications & ISR	Training Simulation & Support Services	Aviation Products & Aircraft Modernization	Specialized Products	Consolidated Total

Balance January 1, 2003	$722,135	$445,427	$620,289	$1,006,697	$2,794,548
Acquisitions	19,592	3,459	152,665	50,330	226,046
Balance September 30, 2003	$741,727	$448,886	$772,954	$1,057,027	$3,020,594

During the nine months ended September 30, 2003, goodwill was increased by a total of $226,046, which was comprised of (i) $189,750 for acquisitions completed during the nine months ended September 30, 2003, (ii) $16,499 for increases to purchase prices for certain acquisitions completed prior to January 1, 2003, related to final closing date net assets of the acquired businesses and contingent purchase price adjustments or earnouts, which were resolved during the period, and (iii) $19,797 for revisions to preliminary purchase price allocations for the fair value of acquired assets and liabilities on certain acquisitions completed during the past 12 months.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS —(continued)

(Dollars in thousands, except per share data)

Identifiable Intangible Assets.    The gross carrying amount and accumulated amortization balances for the Company's identifiable intangible assets that are subject to amortization are presented in the tables below. The Company has no indefinite-lived identifiable intangible assets.

	September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets that are subject to amortization:
Customer relationships	$99,750	$4,531	$95,219
Unpatented technology	10,066	2,160	7,906
Non-compete agreements	2,426	218	2,208
Total	$112,242	$6,909	$105,333

	December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets that are subject to amortization:
Customer relationships	$80,826	$600	$80,226
Unpatented technology	9,825	1,844	7,981
Non-compete agreements	2,000	60	1,940
Total	$92,651	$2,504	$90,147

The Company recorded identifiable intangible assets amortization expense of $4,405 for the nine months ended September 30, 2003 and $1,044 for the nine months ended September 30, 2002. The Company recorded identifiable intangible assets amortization expense of $869 for the three months ended September 30, 2003 and $505 for the three months ended September 30, 2002. Annual estimates for identifiable intangible assets amortization expense for the years ended December 31, 2003 through 2007 are presented in the table below.

Year ending December 31,	Estimated Amortization Expense
2003	$6,326
2004	$10,748
2005	$11,329
2006	$10,451
2007	$10,063

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS —(continued)

(Dollars in thousands, except per share data)

7.    Other Current Liabilities and Other Liabilities

The components of other current liabilities are presented in the table below.

	September 30, 2003	December 31, 2002
Accrued product warranty costs	$51,760	$56,487
Billings and amounts in excess of costs incurred on contracts in process	74,489	45,947
Estimated costs in excess of billings to complete contracts in process in a loss position	24,085	25,754
Notes payable and capital lease obligations	12,248	3,380
Current portion of net deferred gains from terminated interest rate swap agreements	4,246	2,114
Other	54,254	49,734
Total other current liabilities	$221,082	$183,416

The table below presents the changes in the Company's accrued product warranty costs for the nine months ended September 30, 2003.

Balance January 1, 2003	$56,487
Acquisitions during the period	3,205
Accruals for product warranties issued during the period	15,887
Accruals for product warranties existing before January 1, 2003	4,217
Settlements made during the period	(28,036)
Balance September 30, 2003	$51,760

The components of other liabilities are presented in the table below.

	September 30, 2003	December 31, 2002
Non-current portion of net deferred gains from terminated interest rate swap agreements	$30,285	$14,026
Notes payable and capital lease obligations	1,353	8,631
Other non-current liabilities	44,515	42,987
Total other liabilities	$76,153	$65,644

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS —(continued)

(Dollars in thousands, except per share data)

8.    Debt

The components of long-term debt and a reconciliation to the carrying amount of long-term debt are presented in the table below.

	September 30, 2003	December 31, 2002
L-3 Communications:
Borrowings under Senior Credit Facilities	$—	$—
8½% Senior Subordinated Notes due 2008	—	180,000
8% Senior Subordinated Notes due 2008	200,000	200,000
7 5/8% Senior Subordinated Notes due 2012	750,000	750,000
6 1/8% Senior Subordinated Notes due 2013	400,000	—
	1,350,000	1,130,000
L-3 Holdings:
5¼% Convertible Senior Subordinated Notes due 2009	300,000	300,000
4% Senior Subordinated Convertible Contingent Debt Securities due 2011 (CODES)	420,000	420,000
Principal amount of long-term debt	$2,070,000	$1,850,000
Less: unamortized discounts	(3,828)	(2,248)
Carrying amount of long-term debt	$2,066,172	$1,847,752

Available borrowings under the Company's senior credit facilities at September 30, 2003 were $671,844, after reductions for outstanding letters of credit of $78,156. There were no borrowings outstanding under the senior credit facilities at September 30, 2003. On February 25, 2003, the maturity date of the $250,000 364-day revolving credit facility was extended to February 24, 2004.

On May 21, 2003, L-3 Communications sold $400,000 of 6 1/8% Senior Subordinated Notes due July 15, 2013 (May 2003 Notes) at a discount of $1,840. The discount was recorded as a reduction to the principal amount of the notes and will be amortized as interest expense over the term of the notes. The effective interest rate of the May 2003 Notes is 6.17% per annum. Interest is payable semi-annually on January 15 and July 15 of each year, commencing July 15, 2003. The net cash proceeds from this offering amounted to approximately $391,000 after deducting discounts, commissions and other offering expenses. The net proceeds from this offering were used to redeem the 8½% Senior Subordinated Notes due 2008 and increase cash and cash equivalents. The May 2003 Notes are general unsecured obligations of L-3 Communications and are subordinated in right of payment to all existing and future senior debt of L-3 Communications. On or after July 15, 2008, the May 2003 Notes are subject to redemption at any time, at the option of L-3 Communications, in whole or in part, at redemption prices (plus accrued and unpaid interest) starting at 103.063% of the principal amount (plus accrued and unpaid interest) during the 12-month period beginning July 15, 2008 and declining annually to 100% of principal (plus accrued and unpaid interest) on July 15, 2011 and thereafter. Prior to July 15, 2006, L-3 Communications may redeem up to 35% of the May 2003 Notes with the proceeds of certain equity offerings at a redemption price of 106.125% of the principal amount (plus accrued and unpaid interest).

On May 21, 2003, L-3 Communications initiated a full redemption of all its outstanding $180,000 aggregate principal amount of 8½% Senior Subordinated Notes due 2008 (May 1998 Notes). On June 20, 2003, L-3 Communications purchased and paid cash for all the outstanding May 1998 Notes including accrued interest. In the second quarter of 2003, L-3 Communications recorded a pre-tax charge of $11,225,

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS —(continued)

(Dollars in thousands, except per share data)

comprising of premiums and other transaction costs of $7,795 and $3,430 to write-off the unamortized balance of debt issue costs and the deferred loss on the terminated interest rate swap agreements related to the May 1998 Notes.

In January of 2003, L-3 Communications entered into interest rate swap agreements on $200,000 of its 7 5/8% Senior Subordinated Notes due 2012, which were terminated in March 2003. In March of 2003, L-3 Communications entered into interest rate swap agreements on $200,000 of its 7 5/8% Senior Subordinated Notes due 2012, which were terminated in June of 2003. These swap agreements exchanged the fixed interest rate for a variable interest rate on $200,000 of the $750,000 principal amount outstanding. L-3 Communications received total cash proceeds of $14,745 as a result of these terminations. Prior to the terminations of these swap agreements, L-3 Communications recorded a $2,780 reduction to interest expense for the nine months ended September 30, 2003. This reduction represented interest savings earned for the period prior to the termination of these swap agreements because the variable interest rates paid under the swap agreements were lower than the fixed coupon rate of 7 5/8% on the notes subject to the swaps. The average variable interest rate the Company paid under the swap agreements was 4.0% for the swap agreements terminated in March of 2003 and 4.4% for the swap agreements terminated in June of 2003. The remaining $11,965 of the proceeds represented the future value of the swap agreements at the termination date and was recorded as a deferred gain. The deferred gain is being amortized as a reduction to interest expense over the remaining term of the 7 5/8% Senior Subordinated Notes due 2012 at an amount of $329 per quarter, or $1,313 annually.

In July of 2003, L-3 Communications entered into interest rate swap agreements on $400,000 of its 6 1/8% Senior Subordinated Notes due 2013. These swap agreements exchanged the fixed interest rate for a variable interest rate on the entire principal amount. In September of 2003, L-3 Communications terminated these interest rate swap agreements and received cash proceeds of $10,704. Prior to the termination of the swap agreements, L-3 Communications recorded a reduction to interest expense for the nine months ended September 30, 2003 of $2,687. This reduction represented interest savings earned for the period prior to the termination of these swap agreements because the variable interest rates paid under the swap agreements were lower than the fixed coupon rate of 6 1/8% on the notes subject to the swaps. The average variable interest rate the Company paid under the swap agreements was 2.1%. The remaining $8,017 of the proceeds represented the future value of the swap agreements at the termination date and was recorded as a deferred gain. The deferred gain is being amortized as a reduction to interest expense over the remaining term of the 6 1/8% Senior Subordinated Notes due 2013 at an amount of $205 per quarter, or $819 annually.

The aggregate unamortized net deferred gains recorded in connection with the terminations of the interest rate swap agreements were $34,531 at September 30, 2003 and $16,140 at December 31, 2002. These net deferred gains will be amortized as reductions to interest expense through 2013. The deferred gains amortized as a reduction to interest expense amounted to $2,065 for the nine months ended September 30, 2003 and $199 for the nine months ended September 30, 2002. The current portion of the net deferred gains at September 30, 2003 aggregating $4,246 that will be amortized over the next 12 months is included in other current liabilities. The non-current portions of the net deferred gains are included in other liabilities.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS —(continued)

(Dollars in thousands, except per share data)

9.    Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2003 and 2002 is presented in the tables below.

	Three Months Ended September 30,
	2003	2002
Net income	$76,107	$61,760
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax benefit of $1,376 in 2003 and tax expense of $604 in 2002	(2,161)	941
Unrealized gains (losses) on hedging instruments, net of tax benefit of $166 in 2003 and tax expense of $45 in 2002	(261)	121
Comprehensive income	$73,685	$62,822

	Nine Months Ended September 30,
	2003	2002
Net income	$179,223	$98,309
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax benefits of $1,840 in 2003 and $1,862 in 2002	(2,914)	(304)
Unrealized gains (losses) on hedging instruments:
Unrealized losses arising during the period, net of tax benefits of $813 in 2003 and $151 in 2002	(1,278)	(243)
Reclassification adjustment for losses included in net income, net of tax expense of $198	—	323
Comprehensive income	$175,031	$98,085

The changes in the Company's accumulated other comprehensive balances for the nine months ended September 30, 2003 and for the year ended December 31, 2002 are presented in the table below.

	Foreign currency translation adjustments	Unrealized losses on securities	Unrealized losses on hedging instruments	Minimum pension liability adjustments	Accumulated other comprehensive loss
September 30, 2003
Balance January 1, 2003	$(2,787)	$(246)	$(277)	$(65,989)	$(69,299)
Period change	(2,914)	—	(1,278)	—	(4,192)
Balance September 30, 2003	$(5,701)	$(246)	$(1,555)	$(65,989)	$(73,491)
December 31, 2002
Balance January 1, 2002	$(2,852)	$(246)	$(163)	$(20,409)	$(23,670)
Period change	65	—	(114)	(45,580)	(45,629)
Balance December 31, 2002.	$(2,787)	$(246)	$(277)	$(65,989)	$(69,299)

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS —(continued)

(Dollars in thousands, except per share data)

10.    L-3 Holdings Earnings Per Share

A reconciliation of basic and diluted EPS is presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Basic:
Income before cumulative effect of a change in accounting principle	$76,107	$61,760	$179,223	$122,679
Cumulative effect of a change in accounting principle, net of income taxes	—	—	—	(24,370)
Net income	$76,107	$61,760	$179,223	$98,309
Weighted average common shares outstanding	96,435	94,174	95,743	84,403
Basic earnings per share before cumulative effect of a change in accounting principle	$0.79	$0.66	$1.87	$1.45
Basic earnings per share	$0.79	$0.66	$1.87	$1.16
Diluted:
Income before cumulative effect of a change in accounting principle	$76,107	$61,760	$179,223	$122,679
After-tax interest expense savings on the assumed conversion of Convertible Notes	2,588	2,579	7,763	7,737
Income before cumulative effect of a change in accounting principle, including assumed conversion of Convertible Notes	$78,695	$64,339	$186,986	$130,416
Cumulative effect of a change in accounting principle, net of income taxes	—	—	—	(24,370)
Net income, including assumed conversion of Convertible Notes	$78,695	$64,339	$186,986	$106,046
Common and potential common shares:
Weighted average common shares outstanding	96,435	94,174	95,743	84,403
Assumed exercise of stock options	8,077	7,623	7,629	8,648
Assumed purchase of common shares for treasury	(5,299)	(4,686)	(4,979)	(5,458)
Assumed conversion of Convertible Notes	7,362	7,362	7,362	7,362
Common and potential common shares	106,575	104,473	105,755	94,955
Diluted earnings per share before cumulative effect of a change in accounting principle	$0.74	$0.62	$1.77	$1.37
Diluted earnings per share	$0.74	$0.62	$1.77	$1.12

The 7,804,878 shares of L-3 Holdings' common stock that are issuable upon conversion of the $420,000 of 4% Senior Subordinated Convertible Contingent Debt Securities (CODES) were not included in the computation of diluted EPS for the three and nine months ended September 30, 2003 and 2002 because the conditions required for them to become convertible were not satisfied.

11.    Contingencies

The Company provides products and services under contracts directly or as a subcontractor to the U.S. Government and, to a lesser degree, under foreign government contracts, some of which are funded by the U.S. Government. All such contracts are subject to extensive legal and regulatory requirements, and, from time to time, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. Under U.S. Government procurement regulations, an indictment of the Company by a federal grand jury could result in the Company being suspended

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS —(continued)

(Dollars in thousands, except per share data)

for a period of time from eligibility for awards of new government contracts. A conviction could result in debarment from contracting with the federal government for a specified term. Additionally, in the event that U.S. Government expenditures for products and services of the type manufactured and provided by the Company are reduced, and not offset by greater commercial sales or other new programs or products, or acquisitions, there may be a reduction in the volume of contracts or subcontracts awarded to the Company. In addition, all of our domestic government contracts and subcontracts are subject to audit and various cost controls, and include standard provisions for termination for the convenience of the U.S. Government. Multiyear U.S. Government contracts and related orders are subject to cancellation if funds for contract performance for any subsequent year become unavailable. Foreign government contracts generally include comparable provisions relating to termination for the convenience of the relevant foreign government.

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

On August 6, 2002, Aviation Communications & Surveillance Systems, LLC (ACSS) was sued by Honeywell International Inc. and Honeywell Intellectual Properties, Inc. (collectively, "Honeywell") for alleged infringement of patents that relate to terrain awareness avionics. The lawsuit was filed in the United States District Court for the District of Delaware. In December of 2002, Honeywell withdrew without prejudice the lawsuit against ACSS and agreed to proceed with non-binding arbitration. If the matter is not resolved, Honeywell may reinstitute the litigation after November 24, 2003. The Company had previously investigated the Honeywell patents and believes that ACSS has valid defenses against Honeywell's patent infringement suit. In addition, ACSS has been indemnified to a certain extent by Thales Avionics, which provided ACSS with the alleged infringing technology. Thales Avionics owns 30% of ACSS. In the opinion of management, the ultimate disposition of Honeywell's pending claim will not result in a material liability to the Company.

L-3 Integrated Systems and its predecessors have been involved in a litigation with Kalitta Air (Kalitta Air) arising from a contract to convert Boeing 747 aircraft from passenger configuration to cargo freighters. The lawsuit was brought in the northern district of California on January 31, 1997. The aircraft were modified using Supplemental Type Certificates (STCs) issued in 1988 by the Federal Aviation Administration (FAA) to Hayes International, Inc. (Hayes/Pemco) as a subcontractor to GATX/Airlog Company (GATX). Between 1988 and 1990, Hayes/Pemco modified five aircraft as a subcontractor to GATX using the STCs. Between 1990 and 1994, Chrysler Technologies Airborne Systems, Inc. (CTAS), a predecessor to L-3 Integrated Systems, performed as a subcontractor to GATX and modified an additional five aircraft using the STCs. Two of the aircraft modified by CTAS were owned by American International Airways, the predecessor to Kalitta Air. In 1996, the FAA determined that the engineering data provided by Hayes/Pemco supporting the STCs was inadequate and issued an Airworthiness Directive that effectively grounded the ten modified aircraft. The Kalitta Air aircraft have not been in revenue service since that date. The matter was tried in January 2001 against GATX and CTAS with the jury finding fault on the part of GATX, but rendering a unanimous defense verdict in favor of CTAS. Certain co-defendants had settled prior to trial. The U.S. Ninth Circuit Court of Appeals has reversed and remanded the trial court's summary judgment rulings in favor of CTAS regarding a negligence claim by Kalitta Air, which asserts that CTAS as an expert in aircraft modification should have known that the

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS —(continued)

(Dollars in thousands, except per share data)

STCs were deficient, and excluding certain evidence at trial. Based on this ruling, it appears likely that the matter will have to be retried. In August of 2003, Kalitta Air recalculated its damages based on consequential damage theories of lost revenues and income and diminution in value of the business and is asserting damages in excess of $500 million. CTAS' insurance carrier has accepted defense of the matter with a reservation of rights. The Company continues to believe that it has meritorious defenses and intends to vigorously defend this matter.

The Company and L-3 Communications Security and Detection Systems (L-3 SDS) have been named, along with many other defendants, including other security screening systems manufacturers, as defendants in a number of lawsuits brought in the Southern District of New York by or on behalf of the victims of the terrorist attacks on September 11, 2001. Two of those lawsuits have been served upon the Company and L-3 SDS. The Complaints allege various causes of action, including claims of wrongful death, negligence, strict liability and breach of contract, and seek compensatory and punitive damages. The Company and L-3 SDS believe that they have meritorious defenses to these actions and intend to vigorously defend the lawsuits. The Company purchased L-3 SDS from PerkinElmer, Inc. (PerkinElmer) on June 14, 2002. The Company's investigation has revealed that L-3 SDS and its predecessors did not have any carry on baggage screening equipment at either of Boston's Logan International Airport or Washington's Dulles International Airport and only had one unit at Newark Liberty International Airport. There is no evidence that this unit was used or whether it was in operation at that time. The actions have been tendered to the Company's and PerkinElmer's insurance carriers, who have accepted the defense of the two actions served upon us to date.

On November 18, 2002, the Company initiated a proceeding against OSI Systems, Inc. (OSI) in the United States District Court sitting in the Southern District of New York (the "New York action") seeking, among other things, a declaratory judgment that the Company had fulfilled all of its obligations under a letter of intent with OSI (the "OSI Letter of Intent"). Under the OSI Letter of Intent, the Company was to negotiate definitive agreements with OSI for the sale of certain businesses the Company acquired from PerkinElmer, Inc. on June 14, 2002. On December 23, 2002, OSI responded by filing suit against the Company in the United States District Court sitting in the Central District of California (the "California action") alleging, among other things, that the Company breached its obligations under the OSI Letter of Intent and seeking damages in excess of $100 million, not including punitive damages. On February 7, 2003, OSI filed an answer and counterclaims in the New York action that asserted substantially the same claims OSI had raised in the California action. The California action was dismissed by the California District Court in favor of the New York action. Under the OSI Letter of Intent, the Company proposed selling to OSI the conventional detection business and the ARGUS business that the Company recently acquired from PerkinElmer, Inc. Negotiations with OSI lasted for almost one year and ultimately broke down over issues regarding, among other things, intellectual property, product-line definitions, allocation of employees and due diligence. The Company believes that the claims asserted by OSI in its suit are without merit and intends to defend against the OSI claims vigorously.

The Company is periodically subject to litigation, claims or assessments and various contingent liabilities incidental to its business. With respect to those investigative actions, items of litigation, claims or assessments of which they are aware, management of the Company is of the opinion that the probability is remote that, after taking into account certain provisions that have been made with respect to these matters, the ultimate resolution of any such investigative actions, items of litigation, claims or assessments will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS —(continued)

(Dollars in thousands, except per share data)

12.    Segment Information

The Company has four reportable segments: (1) Secure Communications & ISR, (2) Training, Simulation & Support Services, (3) Aviation Products & Aircraft Modernization and (4) Specialized Products, which are described in Note 1. The Company evaluates the performance of its operating segments and reportable segments based on their sales and operating income.

The tables below present sales, operating income, depreciation and amortization and total assets by reportable segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Sales:
Secure Communications & ISR	$375,803	$323,450	$1,056,487	$764,069
Training, Simulation & Support Services	251,243	198,440	750,222	596,742
Aviation Products & Aircraft Modernization	256,596	193,191	664,380	499,670
Specialized Products	399,393	340,944	1,167,726	855,870
Elimination of intersegment sales	(18,424)	(2,412)	(58,276)	(10,709)
Consolidated total	$1,264,611	$1,053,613	$3,580,539	$2,705,642
Operating Income:
Secure Communications & ISR	$45,102	$30,556	$119,952	$76,621
Training, Simulation & Support Services	25,623	26,557	83,366	70,342
Aviation Products & Aircraft Modernization	38,239	33,731	92,714	83,453
Specialized Products	43,408	36,543	93,923	65,966
Consolidated total	$152,372	$127,387	$389,955	$296,382
Depreciation and Amortization:
Secure Communications & ISR	$7,569	$5,660	$21,303	$16,218
Training, Simulation & Support Services	1,862	1,678	5,809	5,693
Aviation Products & Aircraft Modernization	4,309	4,894	13,322	11,515
Specialized Products	9,861	7,550	30,777	20,776
Consolidated total	$23,601	$19,782	$71,211	$54,202

	September 30, 2003	December 31, 2002
Total Assets:
Secure Communications & ISR	$1,202,998	$1,149,016
Training, Simulation & Support Services	694,815	648,554
Aviation Products & Aircraft Modernization	1,181,303	965,038
Specialized Products	1,972,297	1,940,982
Corporate	771,872	538,718
Consolidated total	$5,823,285	$5,242,308

13.    Recently Issued Accounting Standards

In January of 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This interpretation provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. Such entities have been termed by FIN 46 as variable interest entities (VIE). Once effective, FIN 46 will be the guidance that

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS —(continued)

(Dollars in thousands, except per share data)

determines (1) whether consolidation is required under the "controlling financial interest" model of ARB Bulletin No. 51, Consolidated Financial Statements, or (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. FIN 46 includes guidance for identifying the enterprise that will consolidate a VIE, which is the enterprise that is exposed to the majority of an entity's risks or receives the majority of the benefits from an entity's activities. FIN 46 also requires that the enterprises that hold a significant variable interest in a VIE make new disclosures in their financial statements. The transitional disclosures of FIN 46, which are effective immediately, require an enterprise to identify the entities in which it holds a variable interest, if the enterprise believes that those entities might be considered VIEs upon the adoption of FIN 46. The implementation and remaining disclosure requirements of FIN 46 are effective immediately for VIEs created after January 31, 2003, and on July 1, 2003 for all VIEs created before January 31, 2003. The Company does not hold any interests in VIEs that would require consolidation or additional disclosures.

In March of 2003, the Emerging Issues Task Force (EITF) issued EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 addresses how to determine whether a contractual arrangement involving multiple deliverables contains more than one accounting unit and how consideration should be measured and allocated to the separate accounting units. EITF No. 00-21 applies to all deliverables within contractually binding arrangements in all industries, except to the extent that a deliverable in a contractual arrangement is subject to other existing higher-level authoritative literature, and is effective for revenue arrangements entered into after July 1, 2003. The adoption of EITF No. 00-21 did not have a material effect on the Company's financial position or results of operations.

In May of 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement applies to certain financial instruments including mandatorily redeemable financial instruments that, prior to SFAS No. 150 could have been accounted for as a component of equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities whose shares are all mandatorily redeemable. SFAS No. 150 is effective for these financial instruments entered into or modified after May 31, 2003. For these financial instruments entered into before May 31, 2003, SFAS No. 150 is effective for the Company's interim period beginning July 1, 2003. The Company does not hold any financial instruments that are within the scope of SFAS No. 150. Accordingly, SFAS No. 150 is not expected to have a material effect on the Company's consolidated results of operations or financial position.

14.    Unaudited Financial Information of L-3 Communications and its Subsidiaries

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

The following unaudited condensed combining financial information present the results of operations, financial position and cash flows of (i) L-3 Holdings, excluding L-3 Communications and its consolidated subsidiaries, (ii) L-3 Communications, excluding its consolidated subsidiaries (the "Parent"), (iii) the Guarantor Subsidiaries, (iv) the Non-Guarantor Subsidiaries and (v) the eliminations to arrive at the information for L-3 Communications on a consolidated basis.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS —(continued)

(Dollars in thousands, except per share data)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated L-3 Communications
Condensed Combining Balance Sheets:

At September 30, 2003:
Current assets:
Cash and cash equivalents	$—	$388,188	$(24,677)	$13,755	$—	$377,266
Contracts in process	—	564,195	690,759	198,547	—	1,453,501
Other current assets	—	135,986	29,774	5,265	—	171,025
Total current assets	—	1,088,369	695,856	217,567	—	2,001,792
Goodwill	—	783,986	1,906,837	329,771	—	3,020,594
Other assets	—	346,771	367,428	86,700	—	800,899
Investment in and amounts due from consolidated subsidiaries	3,161,667	2,945,474	497,769	51,441	(6,656,351)	—
Total assets	$3,161,667	$5,164,600	$3,467,890	$685,479	$(6,656,351)	$5,823,285
Current liabilities	$—	$389,820	$320,702	$94,475	$—	$804,997
Long-term debt	717,943	2,066,172	—	—	(717,943)	2,066,172
Other long-term liabilities	—	264,884	160,371	8,851	—	434,106
Minority interest	—	—	—	74,286	—	74,286
Shareholders' equity	2,443,724	2,443,724	2,986,817	507,867	(5,938,408)	2,443,724
Total liabilities and shareholders' equity	$3,161,667	$5,164,600	$3,467,890	$685,479	$(6,656,351)	$5,823,285
At December 31, 2002:
Current assets:
Cash and cash equivalents	$—	$126,421	$(7,248)	$15,683	$—	$134,856
Contracts in process	—	524,500	630,351	163,142	—	1,317,993
Other current assets	—	155,387	28,319	2,819	—	186,525
Total current assets	—	806,308	651,422	181,644	—	1,639,374
Goodwill	—	753,672	1,702,384	338,492	—	2,794,548
Other assets	—	372,207	355,866	80,313	—	808,386
Investment in and amounts due from consolidated subsidiaries	2,919,954	2,688,750	398,282	53,779	(6,060,765)	—
Total assets	$2,919,954	$4,620,937	$3,107,954	$654,228	$(6,060,765)	$5,242,308
Current liabilities	$—	$336,050	$298,646	$75,246	$—	$709,942
Long-term debt	717,752	1,847,752	—	—	(717,752)	1,847,752
Other long-term liabilities	—	234,933	166,188	8,050	—	409,171
Minority interest	—	—	—	73,241	—	73,241
Shareholders' equity	2,202,202	2,202,202	2,643,120	497,691	(5,343,013)	2,202,202
Total liabilities and shareholders' equity	$2,919,954	$4,620,937	$3,107,954	$654,228	$(6,060,765)	$5,242,308

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS —(continued)

(Dollars in thousands, except per share data)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3 Communications
Condensed Combining Statements of Operations:

For the nine months ended September 30, 2003:
Sales	$—	$1,371,589	$1,949,595	$273,778	$(14,423)	$3,580,539
Costs and expenses	—	1,190,205	1,772,920	241,882	(14,423)	3,190,584
Operating income	—	181,384	176,675	31,896	—	389,955
Interest and other income (expense)	—	9,042	(148)	(1,232)	(5,574)	2,088
Interest expense	24,763	97,369	396	6,041	(30,337)	98,232
Minority interest	—	—	—	2,550	—	2,550
Loss on retirement of debt	—	11,225	—	—	—	11,225
Provision (benefit) for income taxes	(8,915)	29,460	63,407	7,946	8,915	100,813
Equity in net income of consolidated subsidiaries	195,071	126,851	—	—	(321,922)	—
Net income	$179,223	$179,223	$112,724	$14,127	$(306,074)	$179,223
For the nine months ended September 30, 2002:
Sales	$—	$1,199,249	$1,326,958	$193,034	$(13,599)	$2,705,642
Costs and expenses	—	1,050,856	1,212,044	159,959	(13,599)	2,409,260
Operating income	—	148,393	114,914	33,075	—	296,382
Interest and other income (expense)	—	7,072	(301)	257	(4,569)	2,459
Interest expense	24,437	87,303	1,525	4,656	(29,006)	88,915
Minority interest	—	—	—	5,077	—	5,077
Loss on retirement of debt	—	16,187	—	—	—	16,187
Provision (benefit) for income taxes	(8,626)	17,733	39,920	8,330	8,626	65,983
Cumulative effect of a change in accounting principle	—	(14,749)	—	(9,621)	—	(24,370)
Equity in net income of consolidated subsidiaries	114,120	78,816	—	—	(192,936)	—
Net income	$98,309	$98,309	$73,168	$5,648	$(177,125)	$98,309
For the three months ended September 30, 2003:
Sales	$—	$463,341	$726,484	$77,799	$(3,013)	$1,264,611
Costs and expenses	—	392,084	657,630	65,538	(3,013)	1,112,239
Operating income	—	71,257	68,854	12,261	—	152,372
Interest and other income (expense)	—	2,966	(22)	(247)	(1,930)	767
Interest expense	8,137	32,047	173	2,070	(10,067)	32,360
Minority interest	—	—	—	1,862	—	1,862
Provision (benefit) for income taxes	(2,930)	15,184	24,717	2,909	2,930	42,810
Equity in net income of consolidated subsidiaries	81,314	49,115	—	—	(130,429)	—
Net income	$76,107	$76,107	$43,942	$5,173	$(125,222)	$76,107
For the three months ended September 30, 2002:
Sales	$—	$450,481	$539,677	$68,983	$(5,528)	$1,053,613
Costs and expenses	—	370,519	500,566	60,669	(5,528)	926,226
Operating income	—	79,962	39,111	8,314	—	127,387
Interest and other income (expense)	—	3,426	(103)	76	(1,764)	1,635
Interest expense	8,208	31,176	129	1,711	(9,972)	31,252
Minority interest	—	—	—	2,313	—	2,313
Provision (benefit) for income taxes	(2,897)	18,432	13,724	1,541	2,897	33,697
Equity in net income of consolidated subsidiaries	67,071	27,980	—	—	(95,051)	—
Net income	$61,760	$61,760	$25,155	$2,825	$(89,740)	$61,760

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS —(continued)

(Dollars in thousands, except per share data)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3 Communications
Condensed Combining Statements of Cash Flows:
For the nine months ended September 30, 2003:
Net cash from (used in) operating activities	$—	$186,011	$157,035	$(15,967)	$—	$327,079
Investing activities:
Acquisition of businesses, net of cash acquired	—	(44,121)	(215,103)	(2,161)	—	(261,385)
Other investing activities	(67,810)	(244,349)	(21,441)	(6,854)	285,074	(55,380)
Net cash used in investing activities	(67,810)	(288,470)	(236,544)	(9,015)	285,074	(316,765)
Financing activities:
Proceeds from sale of senior subordinated notes	—	398,160	—	—	—	398,160
Redemption of senior subordinated notes	—	(187,650)	—	—	—	(187,650)
Other financing activities	67,810	153,716	62,080	23,054	(285,074)	21,586
Net cash from financing activities	67,810	364,226	62,080	23,054	(285,074)	232,096
Net increase (decrease) in cash	—	261,767	(17,429)	(1,928)	—	242,410
Cash and cash equivalents, beginning of period	—	126,421	(7,248)	15,683	—	134,856
Cash and cash equivalents, end of period	$—	$388,188	$(24,677)	$13,755	$—	$377,266
For the nine months ended September 30, 2002:
Net cash from operating activities	$—	$133,938	$120,696	$9,746	$—	$264,380
Investing activities:
Acquisition of businesses, net of cash acquired	—	(13,830)	(1,303,528)	(96,896)	—	(1,414,254)
Other investing activities	(837,311)	(1,417,624)	(16,866)	(7,348)	2,237,735	(41,414)
Net cash used in investing activities	(837,311)	(1,431,454)	(1,320,394)	(104,244)	2,237,735	(1,455,668)
Financing activities:
Proceeds from sale of senior subordinated notes	—	750,000	—	—	—	750,000
Redemption of senior subordinated notes	—	(237,296)	—	—	—	(237,296)
Proceeds from sale of common stock, net	766,738	—	—	—	—	766,738
Other financing activities	70,573	913,046	1,184,763	68,353	(2,237,735)	(1,000)
Net cash from financing activities	837,311	1,425,750	1,184,763	68,353	(2,237,735)	1,278,442
Net increase (decrease) in cash	—	128,234	(14,935)	(26,145)	—	87,154
Cash and cash equivalents, beginning of period	—	320,210	(4,412)	45,224	—	361,022
Cash and cash equivalents, end of period	$—	$448,444	$(19,347)	$19,079	$—	$448,176

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

We are a leading merchant supplier of secure communications and intelligence, surveillance and reconnaissance (ISR) systems, training, simulation and support services, aviation products and aircraft modernization, as well as specialized products. Our customers include the DoD and its prime contractors, certain U.S. Government intelligence agencies, major aerospace and defense contractors, foreign governments, commercial customers and certain other U.S. federal, state and local government agencies. We have four reportable segments: (1) Secure Communications & ISR; (2) Training, Simulation & Support Services; (3) Aviation Products & Aircraft Modernization; and (4) Specialized Products.

Our Secure Communications & ISR segment provides products and services for the global ISR market as well as secure, high data rate communications systems and equipment primarily for military and other U.S. Government reconnaissance and surveillance applications. We believe our systems and products are critical elements of virtually all major communication, command and control, intelligence gathering and space systems. Our systems and products are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring and dissemination functions of these communication systems. Our Training, Simulation & Support Services segment produces training systems and related support services, and provides a wide range of engineering development and integration support, a full range of teaching, training, logistics and communication software support services, crisis management software and custom ballistic targets. Our Aviation Products & Aircraft Modernization segment provides our TCAS products, cockpit voice, flight data and cruise ship hardened voyage recorders, ruggedized custom displays and specialized aircraft modernization, upgrade and maintenance services. Our Specialized Products segment provides ocean products, telemetry, instrumentation, space and navigation products, premium fuzing products, security systems, training devices and motion simulators, video security and surveillance and electro-optic surveillance systems, ruggedized commercial off-the-shelf technology and microwave components.

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

Acquisitions

The table below summarizes the more significant acquisitions that we have completed during the year ended December 31, 2002 and the nine-month period ended September 30, 2003.

Acquired Business	Date Acquired	Purchase Price(1)
		(in millions)
Aircraft Integration Systems business of Raytheon Company	March 8, 2002	$1,148.7	(2)
Detection Systems	June 14, 2002	$110.0	(3)
Telos Corporation (a California Corporation)	July 19, 2002	$22.3
ComCept, Inc.	July 31, 2002	$30.1	(4)
Technology, Management and Analysis Corporation (TMA)	September 23, 2002	$51.4	(5)(6)
Electron Devices and Displays-Navigation Systems– San Diego businesses of Northrop Grumman	October 25, 2002	$135.6	(7)
Wolf Coach, Inc.	October 31, 2002	$4.2	(8)
International Microwave Corporation (IMC)	November 8, 2002	$41.1	(9)
Westwood Corporation	November 13, 2002	$22.1
Wescam Inc.	November 21, 2002	$124.3
Ship Analytics, Inc.	December 19, 2002	$13.5	(10)
Avionics Systems business of Goodrich Corporation	March 28, 2003	$188.7	(11)
Aeromet, Inc.	May 30, 2003	$17.5	(5)
Klein Associates Inc.	September 30, 2003	$30.0	(5)

(1)	The purchase price represents the contractual consideration for the acquired business excluding adjustments for net cash acquired and acquisition costs.
(2)	Includes $18.7 million related to additional assets contributed by Raytheon Company (Raytheon) to Aircraft Integration Systems. Following the acquisition, we changed AIS's name to L-3 Communications Integrated Systems (IS). The purchase price is subject to adjustment based on actual closing date tangible net assets, as discussed in Note 4 to the unaudited condensed consolidated financial statements.
(3)	Includes a $10.0 million preliminary purchase price adjustment. The purchase price is subject to further adjustment based on actual closing date net working capital.
(4)	The purchase price consisted of $14.5 million of cash and 229,494 shares of L-3 Holdings common stock valued at $10.6 million, which were paid on the closing date of the acquisition, plus an additional 109,514 shares of L-3 Holdings common stock valued at $5.0 million issued in July 2003, which was based on Comcept's financial performance for the fiscal year ended June 30, 2003. The purchase price excludes additional purchase price in the form of L-3 Holdings common stock not to exceed 109,544 shares, which is contingent upon the financial performance of ComCept for the fiscal year ending June 30, 2004.
(5)	The purchase price is subject to adjustment based on actual closing date net assets or net working capital of the acquired business.
(6)	Following the acquisition, we changed TMA's name to L-3 Communications TMA Corporation.
(7)	Following the acquisition, we changed the name of the Displays-Navigation Systems – San Diego business to L-3 Ruggedized Command & Control.
(8)	Excludes additional purchase price, not to exceed $4.1 million, which is contingent upon the financial performance of Wolf Coach for the years ending December 31, 2003, 2004 and 2005.
(9)	Excludes additional purchase price, not to exceed $5.0 million, which is contingent upon the financial performance of IMC for the year ending December 31, 2003.
(10)	Excludes additional purchase price, not to exceed $20.2 million, which is contingent upon the financial performance of Ship Analytics for the years ending December 31, 2003, 2004 and 2005.
(11)	Following the acquisition, we changed the name of Avionics Systems to L-3 Communications Avionics Systems, Inc.

Additionally, since January 1, 2002 we purchased other businesses, which individually and in the aggregate were not material to our consolidated results of operations, financial position or cash flows during the period acquired. The aggregate purchase price for these businesses was $7.9 million, and the increase to sales from them for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 was $1.5 million. All of our acquisitions have been accounted for as purchase business combinations and are included in our consolidated results of operations from their respective effective dates.

On October 31, 2003, we acquired the assets of the Military Aviation Services (MAS) business of Bombardier, Inc. for approximately $87.4 million in cash. The purchase price is subject to final adjustment based on closing date net assets, as defined in the asset purchase agreement. The acquisition was financed using cash on hand.

In October of 2003, we entered into an agreement to acquire Vertex Aerospace LLC for approximately $650.0 million in cash. The acquisition is subject to regulatory approval and is expected to be completed in December 2003. We expect to finance the Vertex acquisition with cash on hand and borrowings under our revolving credit facilities.

We regularly evaluate potential acquisitions and joint venture transactions, but we have not entered into any other agreements with respect to any material transactions at this time.

Results of Operations

The following information should be read in conjunction with our unaudited condensed consolidated financial statements. Our results of operations for the periods presented are impacted significantly by our acquisitions. See Note 4 to the unaudited condensed consolidated financial statements for a discussion of our acquisitions, including pro forma sales, net income and diluted earnings per share data for the three months ended September 30, 2003 (2003 Third Quarter) and September 30, 2002 (2002 Third Quarter) and for the nine months ended September 30, 2003 (2003 Nine Month Period) and September 30, 2002 (2002 Nine Month Period).

We present our sales and costs and expenses in two categories on the statement of operations, "Contracts, primarily U.S. Government" and "Commercial, primarily products," which are based on how we recognize revenue. Sales and costs and expenses for L-3's businesses that are primarily U.S. Government contractors are presented as "Contracts, primarily U.S. Government." The sales for L-3's U.S. Government contractor businesses are transacted using written contractual arrangements for products and services according to the specifications provided by the customer and are within the scope of SOP 81-1 and ARB 43. The U.S. Government customers, include, but are not limited to, the DoD and other U.S. Government Agencies, including the TSA, Coast Guard, FAA and NASA. Sales reported under "Contracts, primarily U.S. Government" also include certain sales by L-3's U.S. Government contractor businesses transacted using contracts for domestic and foreign commercial customers, which also are within the scope of SOP 81-1. Sales and costs and expenses for L-3's businesses whose customers are primarily commercial customers are presented as "Commercial, primarily products." These sales to commercial customers are recognized in accordance with SEC SAB No. 101 and are not within the scope of SOP 81-1 or ARB 43. L-3's commercial businesses are substantially comprised of Aviation Communication & Surveillance Systems (ACSS), Aviation Recorders, Microwave Components, Detection Systems, Avionics Systems, Satellite Networks and PrimeWave Communications. Effective June 15, 2003, we adopted the provisions of EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. The impact of the adoption was not material to our financial position and results of operations.

Three Months Ended September 30, 2003 Compared with Three Months Ended September 30, 2002

The tables below provide two presentations of selected statement of operations data for L-3. The first table presents the sales and operating income data segregated between L-3's U.S. Government contractor businesses and L-3's commercial businesses. See Note 2 to the unaudited condensed consolidated financial statements. The second table presents the sales and operating income data on a reportable segments basis. See Note 12 to the unaudited condensed consolidated financial statements.

	Three Months Ended September 30,
	2003	2002
	(in millions)
U.S. Government Contractors and Commercial Businesses Data
Sales:
Contracts, primarily U.S. Government	$1,111.2	$936.9
Commercial, primarily products	153.4	116.7
Consolidated	$1,264.6	$1,053.6
Operating income:
Contracts, primarily U.S. Government	$148.2	$121.0
Commercial, primarily products	4.2	6.4
Consolidated	$152.4	$127.4
Reportable Segment Data(1)
Sales:
Secure Communications & ISR	$375.6	$323.2
Training, Simulation & Support Services	245.0	198.6
Aviation Products & Aircraft Modernization	256.4	193.0
Specialized Products	387.6	338.8
Consolidated	$1,264.6	$1,053.6
Operating income:
Secure Communications & ISR	$45.1	$30.5
Training, Simulation & Support Services	25.7	26.5
Aviation Products & Aircraft Modernization	38.2	33.8
Specialized Products	43.4	36.6
Consolidated	$152.4	$127.4

(1)	Sales are after intersegment eliminations. See Note 12 to the unaudited condensed consolidated financial statements.

Consolidated sales increased by $211.0 million, or 20.0%, to $1,264.6 million for the 2003 Third Quarter from $1,053.6 million for the 2002 Third Quarter. Organic sales growth for our defense businesses was 14.9%, or $130.3 million and was driven by continued strong demand for secure communications and intelligence, surveillance and reconnaissance (ISR) systems and products, aircraft modernization, training and government services, and precision warfare products, as well as increased shipments of naval power equipment. Organic sales growth for our commercial businesses was a negative 5.5%, or $(6.4) million, due to the continued weakness in the commercial aviation and communications markets. The decrease in sales for explosives detection systems (EDS) was $57.0 million. The increase in consolidated sales from acquisitions was $144.1 million, or 13.7%. We define "organic sales growth," as the current period increase or decrease in sales excluding the increase in sales attributable to acquired businesses which were not in our results of operations for the entire current year and prior year periods. Our "defense businesses" are comprised of our U.S. Government contractor businesses, other than our EDS business, all of which are presented under "Contracts, primarily U.S. Government."

We expect our consolidated sales for the full year 2003 compared to 2002 to grow in excess of 22% including organic sales growth and increases to sales from acquisitions. This expected 22% growth for consolidated sales includes the decline in EDS sales and organic sales growth, excluding the EDS business, of approximately 10%. We expect sales of EDS for 2003 to decline by $229 million to approximately $110 million, from $339 million for 2002, as discussed below under "Specialized Products." We expect our Secure Communications & ISR businesses to be the largest contributor to L-3's sales growth for 2003.

Sales from "Contracts, primarily U.S. Government" increased by $174.3 million to $1,111.2 million for the 2003 Third Quarter from $936.9 million for the 2002 Third Quarter. The increase in sales from the Telos, ComCept, TMA, Electron Devices, Ruggedized Command & Control, Westwood, Wescam, Ship Analytics and Aeromet acquired businesses was $101.0 million. Organic sales growth was $73.3 million, or 7.8%, primarily because of growth in our defense businesses partially offset by the decline in EDS sales.

Sales from "Commercial, primarily products" increased by $36.7 million to $153.4 million for the 2003 Third Quarter from $116.7 million for the 2002 Third Quarter. The increase in sales from the IMC, Wolf Coach and Avionics Systems acquired businesses was $43.1 million. Organic sales growth was a negative 5.5%, or $(6.4) million. The decreases include $13.2 million for commercial aviation products and commercial communication products, including technical support services. These declines were partially offset by increases of $5.8 million for Flyaway Triband Satellite Terminals (FTSATs) and $1.0 million primarily for security systems.

Consolidated costs and expenses increased by $186.0 million to $1,112.2 million for the 2003 Third Quarter from $926.2 million for the 2002 Third Quarter, primarily as a result of the increase in sales.

Costs and expenses for "Contracts, primarily U.S. Government" increased by $147.1 million to $963.0 million for the 2003 Third Quarter from $815.9 million for the 2002 Third Quarter. Approximately 62% of the increase is attributable to our acquired businesses. The remaining increase is primarily attributed to organic sales growth for ISR and secure communications systems and products, aircraft modernization, training services, communications software and engineering support services and naval power equipment. These increases were partially offset by declines for EDS, training devices and displays due to lower volume. Also partially offsetting these increases was a $4.0 million gain for the settlement of a claim, which represented the reimbursement of costs that we had incurred and expensed to cost of sales during 2000 to 2002.

Cost of sales on our contracts with the U.S. Government include selling, general and administrative (SG&A), independent research and development (IRAD) and bid and proposal (B&P) costs. SG&A, IRAD and B&P costs are allowable, indirect contract costs under U.S. Government regulations. In accordance with U.S. Government regulations, we allocate SG&A, IRAD and B&P costs to our U.S. Government contracts, and account for them as product costs and not as period expenses. SG&A, IRAD and B&P costs included in cost of sales for "Contracts, primarily U.S. Government" were $131.6 million for the 2003 Third Quarter and $113.8 million for the 2002 Third Quarter (see Note 5 to our unaudited condensed consolidated financial statements).

Costs and expenses for "Commercial, primarily products" increased by $38.9 million to $149.2 million for the 2003 Third Quarter from $110.3 million for the 2002 Third Quarter. The increase was primarily due to increased sales attributable to our acquired businesses and security products, as well as provisions of $3.9 million for bad debt and inventory for the PrimeWave Communications business. These increases were partially offset by lower expenses for PrimeWave, microwave components and technical support services due to lower sales volume. SG&A expenses increased by $3.4 million to $34.1 million for the 2003 Third Quarter from $30.7 million for the 2002 Third Quarter. The increase was due to expenses incurred by our acquired businesses, which were partially offset by lower SG&A expenses at PrimeWave, and our commercial communication products businesses due to cost and expense reductions. Research and development (R&D) expenses increased by $9.4 million to $17.5 million for the 2003 Third Quarter from $8.1 million for the 2002 Third Quarter. The increase was primarily due to the Avionics Systems acquired business, which was included in our results of operations for the entire 2003 Third Quarter but not the 2002 Third Quarter.

Consolidated operating income increased by $25.0 million to $152.4 million for the 2003 Third Quarter from $127.4 million for the 2002 Third Quarter. The increase was primarily due to higher sales from all of our segments. Consolidated operating income as a percentage of sales (operating margin) decreased by 0.1 percentage points to 12.0% for the 2003 Third Quarter from 12.1% for the 2002 Third Quarter. The changes in the operating margins for our segments are discussed below.

Operating income for "Contracts, primarily U.S. Government" businesses increased by $27.2 million to $148.2 million for the 2003 Third Quarter from $121.0 million for the 2002 Third Quarter. Operating margin increased by 0.4 percentage points to 13.3% for the 2003 Third Quarter from 12.9% for the 2002 Third Quarter. Operating margin increased primarily because of improved operating results at the SPD Electrical Systems business due to the resolution of the production and quality control issues, which resulted in increasing sales and lower rework costs. This increase was partially offset by lower margins from certain acquired businesses.

Operating income for "Commercial, primarily products" decreased by $2.2 million to $4.2 million for the 2003 Third Quarter from $6.4 million for the 2002 Third Quarter. Operating margin declined by 2.8 percentage points to 2.7% for the 2003 Third Quarter from 5.5% for the 2002 Third Quarter. Operating margin declined primarily because of bad debt and inventory provisions for the PrimeWave Communications business, partially offset by higher margins from the Avionics Systems acquired business.

Interest expense increased by $1.1 million to $32.4 million for the 2003 Third Quarter from $31.3 million for the 2002 Third Quarter because of higher levels of outstanding debt during the 2003 Third Quarter partially offset by $1.1 million of increased savings from our terminated interest rate swap agreements.

Interest and other income decreased by $0.8 million to $0.8 million in the 2003 Third Quarter from $1.6 million in the 2002 Third Quarter. The decrease was due to lower interest income earned because of lower average cash and cash equivalents balances and higher losses for equity method investments during the 2003 Third Quarter compared to the 2002 Third Quarter. These decreases were partially offset by a reduction in the liability that represents the fair value assigned to the embedded derivatives related to the CODES.

Minority interest decreased by $0.4 million to $1.9 million for the 2003 Third Quarter from $2.3 million for the 2002 Third Quarter because of a decrease in the net income for ACSS due to the continued weakness in the commercial aviation markets.

The income tax provision for the 2003 Third Quarter is based on the estimated effective income tax rate for 2003 of 36.0%, compared with the effective income tax rate of 35.3% for the 2002 Third Quarter.

Basic earnings per share (EPS) increased by $0.13 to $0.79 for the 2003 Third Quarter from $0.66 for the 2002 Third Quarter. Diluted EPS increased by $0.12 to $0.74 for the 2003 Third Quarter from $0.62 for the 2002 Third Quarter.

Diluted weighted-average common shares outstanding increased by 2.0% to 106.6 million for the 2003 Third Quarter from 104.5 million for the 2002 Third Quarter.

The 2003 and 2002 Third Quarters diluted EPS computation did not include the effect of the 7.8 million shares of L-3 Holdings common stock that are issuable upon conversion of the $420.0 million of 4% Senior Subordinated Convertible Contingent Debt Securities (CODES) because the conditions required for them to become convertible were not satisfied. However, if the CODES had been convertible, diluted EPS would have decreased by $0.03 for the 2003 Third Quarter and $0.02 for the 2002 Third Quarter.

Secure Communications & ISR

Sales within our Secure Communications & ISR segment increased by $52.4 million, or 16.2%, to $375.6 million for the 2003 Third Quarter from $323.2 million for the 2002 Third Quarter. Organic sales growth was $40.7 million, or 12.6%, due to continued strong demand from the DoD and other U.S. Government agencies for our defense systems and products, which was partially offset by a decline in sales of $4.9 million for the PrimeWave Communications business. The increase in sales from the ComCept and Aeromet acquired businesses was $11.7 million.

Operating income increased by $14.6 million to $45.1 million for the 2003 Third Quarter from $30.5 million for the 2002 Third Quarter because of higher sales volume and operating margin. Operating margin increased to 12.0% for the 2003 Third Quarter from 9.4% for the 2002 Third Quarter because of higher sales volume for defense systems and cost improvements. Operating income for the 2003 Third Quarter also included charges of $3.9 million for bad debt and inventory provisions for the PrimeWave Communications business.

Training, Simulation & Support Services

Sales within our Training, Simulation & Support Services segment increased by $46.4 million, or 23.4%, to $245.0 million for the 2003 Third Quarter from $198.6 million for the 2002 Third Quarter. Organic sales growth was $30.5 million, or 15.4%, driven by training and government services, including communications software support and engineering support. The increase in sales from the Telos, TMA and Ship Analytics acquired businesses was $15.9 million.

Operating income decreased by $0.8 million to $25.7 million for the 2003 Third Quarter from $26.5 million for the 2002 Third Quarter because of lower operating margin. Operating margin decreased by 2.8 percentage points to 10.5% for the 2003 Third Quarter from 13.3% for the 2002 Third Quarter. The decrease was primarily due to higher sales from cost-reimbursable type and time & material type contracts, which generally are less profitable than fixed-priced type contracts. Margins increased by 0.1 percentage point because of acquired businesses.

Aviation Products & Aircraft Modernization

Sales within our Aviation Products & Aircraft Modernization segment increased by $63.4 million, or 32.8%, to $256.4 million for the 2003 Third Quarter from $193.0 million for the 2002 Third Quarter. Organic sales growth was $31.2 million, or 16.2%. The increase was primarily due to $38.9 million for aircraft modernization driven by DoD demand. This increase was partially offset by volume declines of $2.9 million for commercial aviation products caused by the continued weakness in the commercial aviation markets and declines of $4.8 million primarily relating to display systems due to the timing of contractual shipments. The increase in sales from the Avionics Systems acquired business was $32.2 million.

Operating income increased by $4.4 million to $38.2 million for the 2003 Third Quarter from $33.8 million for the 2002 Third Quarter because of higher sales volume, which was partially offset by lower operating margin. Operating margin declined by 2.6 percentage points to 14.9% for the 2003 Third Quarter from 17.5% for the 2002 Third Quarter. Volume growth on cost-reimbursable type contracts for aircraft modernization, which generally earn lower margins than fixed-price contracts, decreased margin by 1.9 percentage points and volume declines for commercial aviation products, which have higher margins than aircraft modernization sales, decreased operating margin by 1.1 percentage points. These decreases were partially offset by the Avionics Systems acquired business, which has higher margins than the aircraft modernization businesses and increased margins by 0.4 percentage points.

Specialized Products

Sales within our Specialized Products segment increased by $48.8 million, or 14.4%, to $387.6 million for the 2003 Third Quarter from $338.8 million for the 2002 Third Quarter. The increase in sales from the Ruggedized Command & Control, Electron Devices, Wolf Coach, IMC, Westwood and Wescam acquired businesses was $84.3 million. Volume declined by $57.0 million for EDS (discussed below). Excluding the EDS business, organic sales growth was $21.5 million, or 7.8%. Volume increased by $6.4 million for navigation products, $5.5 million for fuzing products and $5.8 million for FTSATs because of higher demand from the DoD. Sales of naval power equipment increased by $12.9 million due to higher shipments arising from the resolution of the production and quality control issues at the SPD Electrical business. These increases were partially offset by volume declines of $8.1 million for training devices and acoustic undersea warfare products, primarily due to timing items, with sales on recently received orders expected to begin in the fourth quarter of 2003 and continue through 2004, as well as certain contracts approaching their scheduled completion during the current period. Volume declined by $1.0 million primarily for microwave components due to continued weakness in this commercial market.

Sales of EDS declined by $57.0 million to $5.1 million for the 2003 Third Quarter from $62.1 million for the 2002 Third Quarter. The decline was primarily because the initial installation of EDS at major U.S. airports by the TSA was completed by the end of 2002, which reduced the TSA's procurement requirements for new systems. Additionally, the TSA fiscal 2003 procurement order for new systems of $38.2 million was received later in the 2003 Third Quarter than expected and caused shipments to slip into the 2003 fourth quarter. We expect our sales of EDS to decline by approximately $192 million for the 2003 fourth quarter compared to the 2002 fourth quarter. The decline is expected to be greater than it was for the 2003 Third Quarter because approximately $256 million of the total 2002 sales for EDS of $339 million occurred in the 2002 fourth quarter.

Operating income increased by $6.8 million to $43.4 million for the 2003 Third Quarter from $36.6 million for the 2002 Third Quarter because of higher sales and operating margin. Operating margin increased by 0.4 percentage points to 11.2% for the 2003 Third Quarter from 10.8% for the 2002 Third Quarter. A $4.0 million gain for the settlement of a claim increased operating margin by 1.0 percentage point. Naval power equipment increased operating margin by 1.0 percentage point. These increases were partially offset by decreases of 1.1 percentage points primarily due to volume declines for training devices and acoustic undersea warfare products and 0.5 percentage points from acquired businesses with lower margins.

Nine Months Ended September 30, 2003 Compared with Nine Months Ended September 30, 2002

The tables below provide two presentations of selected statement of operations data for L-3. The first table presents the sales and operating income data segregated between L-3's U.S. Government contractor businesses and L-3's commercial businesses. See Note 2 to the unaudited condensed consolidated financial statements. The second table presents the sales and operating income data on a reportable segments basis. See Note 12 to the unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,
	2003	2002
	(in millions)
U.S. Government Contractors and Commercial Businesses Data
Sales:
Contracts, primarily U.S. Government	$3,157.1	$2,419.3
Commercial, primarily products	423.4	286.3
Consolidated	$3,580.5	$2,705.6
Operating income:
Contracts, primarily U.S. Government	$380.1	$296.0
Commercial, primarily products	9.9	0.4
Consolidated	$390.0	$296.4
Reportable Segment Data(1)
Sales:
Secure Communications & ISR	$1,055.9	$763.2
Training, Simulation & Support Services	727.2	590.6
Aviation Products & Aircraft Modernization	662.5	499.4
Specialized Products	1,134.9	852.4
Consolidated	$3,580.5	$2,705.6
Operating income:
Secure Communications & ISR	$120.0	$76.6
Training, Simulation & Support Services	83.4	70.3
Aviation Products & Aircraft Modernization	92.7	83.5
Specialized Products	93.9	66.0
Consolidated	$390.0	$296.4

(1)	Sales are after intersegment eliminations. See Note 12 to the unaudited condensed consolidated financial statements.

Consolidated sales increased by $874.9 million to $3,580.5 million for the 2003 Nine Month Period from sales of $2,705.6 million for the 2002 Nine Month Period. The increase in consolidated sales from acquisitions was $649.8 million, or 24.0%. Organic sales growth for our defense businesses was 12.3%, or $288.4 million, due to strong demand for secure communications and ISR systems and products, aircraft modernization, training and government services as well as increased shipments of naval power equipment. Organic sales growth for our commercial businesses was negative 9.0%, or $(25.9) million, due to the continued weakness in the aviation and communications markets. The decrease in sales for EDS was $37.4 million.

Sales from "Contracts, primarily U.S. Government" businesses increased by $737.8 million to $3,157.1 million for the 2003 Nine Month Period from $2,419.3 million for the 2002 Nine Month Period. The increase in sales from the IS, Telos, ComCept, TMA, Electron Devices, Ruggedized Command & Control, Westwood, Wescam, Ship Analytics and Aeromet acquired businesses was $486.8 million. Organic sales growth was $251.0 million, or 10.4%, primarily because of higher sales volume in our defense businesses, which were partially offset by the decline in EDS sales.

Sales from "Commercial, primarily products" businesses increased by $137.1 million to $423.4 million for the 2003 Nine Month Period from $286.3 million for the 2002 Nine Month Period. The increase in sales from the Detection Systems, IMC, Wolf Coach and Avionics Systems acquired businesses was $163.0 million. Organic sales growth for the company's commercial businesses was negative 9.0%, or $(25.9) million, due to the continued weakness in the aviation and communications markets. The decline was partially offset by increases of $13.9 million for FTSATs.

Consolidated costs and expenses increased by $781.3 million to $3,190.5 million for the 2003 Nine Month Period from $2,409.2 million for the 2002 Nine Month Period, primarily as a result of the increase in sales.

Costs and expenses for "Contracts, primarily U.S. Government" increased by $653.7 million to $2,777.0 million for the 2003 Nine Month Period from $2,123.3 million for the 2002 Nine Month Period. Approximately 66% of the increase is attributable to our acquired businesses. The remaining increase is primarily attributed to organic sales growth for ISR and secure communications systems and products, aircraft modernization, communications software and engineering support services, and naval power equipment. These increases were partially offset by declines for EDS, fuzing products, training devices and acoustic undersea warfare products due to lower volume. SG&A, IRAD and B&P costs included in cost of sales for "Contracts, primarily U.S. Government" were $371.5 million for the 2003 Nine Month Period and $304.2 million for the 2002 Nine Month Period (see Note 5 to our unaudited condensed consolidated financial statements).

Costs and expenses for "Commercial, primarily products" increased by $127.6 million to $413.5 million for the 2003 Nine Month Period from $285.9 million for the 2002 Nine Month Period. The increase was primarily due to increased sales attributable to our acquired businesses and security products, as well as a $3.9 million provision for bad debt and inventory for the PrimeWave Communications business. SG&A expenses increased by $22.3 million to $107.1 million for the 2003 Nine Month Period from $84.8 million for the 2002 Nine Month Period. The increase was primarily attributable to acquired businesses, and was partially offset by lower SG&A expenses at the PrimeWave Communications business and our commercial communications products businesses due to cost and expense reductions. R&D expenses increased by $10.1 million to $35.8 million for the 2003 Nine Month Period from $25.7 million for the 2002 Nine Month Period. The increase was primarily due to acquired businesses, partially offset by lower R&D expenses incurred at the PrimeWave Communications business because of cost and expense reductions.

Consolidated operating income increased by $93.6 million to $390.0 million for the 2003 Nine Month Period from $296.4 million for the 2002 Nine Month Period. The increase was primarily due to higher sales from all of our segments. Consolidated operating margin decreased slightly by 0.1 percentage points to 10.9% for the 2003 Nine Month Period from 11.0% for the 2002 Nine Month Period. The changes in the operating margins for our segments are discussed below.

Operating income for "Contracts, primarily U.S. Government" increased by $84.1 million to $380.1 million for the 2003 Nine Month Period from $296.0 million for the 2002 Nine Month Period. Operating margin declined by 0.2 percentage points to 12.0% for the 2003 Nine Month Period from 12.2% for the 2002 Nine Month Period. The operating margin decline was primarily because of lower margins from certain acquired businesses.

Operating income for "Commercial, primarily products" increased by $9.5 million to $9.9 million for the 2003 Nine Month Period from $0.4 million for the 2002 Nine Month Period. Operating margin improved by 2.2 percentage points to 2.3% for the 2003 Nine Month Period from 0.1% for the 2002 Nine Month Period. The improvement was primarily due to lower losses from certain commercial businesses due to cost and expense reductions and higher margins from the Avionics Systems acquired business. These increases were partially offset by lower margins on commercial aviation products due to lower sales volume.

Interest expense increased by $9.3 million to $98.2 million for the 2003 Nine Month Period from $88.9 million for the 2002 Nine Month Period. The increase is attributable to the higher average outstanding debt during the 2003 Nine Month Period and lower savings from the interest rate swap agreements of $1.6 million. The 2003 Nine Month Period also included $0.4 million of accrued contingent interest expense on the CODES.

Interest and other income decreased by $0.4 million to $2.1 million in the 2003 Nine Month Period from $2.5 million in the 2002 Nine Month Period. The decrease was due to lower interest income earned because of lower average cash and cash equivalents balances and higher losses on equity method investments during the 2003 Nine Month Period compared to the 2002 Nine Month Period. These decreases were partially offset by a reduction in the liability that represents the fair value assigned to the embedded derivatives related to the CODES. The 2003 Nine Month Period includes a charge of $11.2 million ($7.2 million after-tax, or $0.07 per diluted share) for the early retirement in June of 2003 of $180 million 8½% Senior Subordinated Notes due 2008. See "Liquidity and Capital Resources" below. The 2002 Nine Month Period includes a charge of $16.2 million ($9.9 million after-tax, or $0.11 per diluted share) for the early retirement in June 2002 of $225 million 10 3/8% Senior Subordinated Notes due 2007. In accordance with SFAS No. 145, the 2002 Nine Month Period debt retirement charge, which was classified as an extraordinary item in the prior year presentation, has been reclassified as a component of income from continuing operations along with the 2003 Nine Month Period debt retirement charge.

Minority interest decreased by $2.5 million to $2.6 million for the 2003 Nine Month Period from $5.1 million for the 2002 Nine Month Period because of a decrease in the operating income for ACSS due to the continued weakness in the commercial aviation markets.

The income tax provision for the 2003 Nine Month Period is based on the estimated effective income tax rate for 2003 of 36.0%, compared with the effective income tax rate of 35.0% for the 2002 Nine Month Period.

Basic EPS before cumulative effect of a change in accounting principle increased by $0.42 to $1.87 for the 2003 Nine Month Period from $1.45 for the 2002 Nine Month Period. Diluted EPS before cumulative effect of a change in accounting principle increased by $0.40 to $1.77 for the 2003 Nine Month Period from $1.37 for the 2002 Nine Month Period. Net income for the 2002 Nine Month Period includes a charge, net of income taxes, of $24.4 million ($0.29 per basic share and $0.25 per diluted share) for the cumulative effect of a change in accounting principle for goodwill impairment in connection with the adoption of SFAS No. 142. Including the effect of a change in accounting principle, basic EPS for the 2002 Nine Month Period was $1.16 and diluted EPS for the 2002 Nine Month Period was $1.12.

Excluding the debt retirement charges in both periods, discussed above, diluted earnings per share for the 2003 Nine Month Period increased by 24.3% to $1.84 from $1.48 for the 2002 Nine Month Period.

Diluted weighted-average common shares outstanding increased by 11.4% to 105.8 million for the 2003 Nine Month Period from 95.0 million for the 2002 Nine Month Period. The increase principally reflects the additional shares outstanding from the sale of 14.0 million shares of L-3 Holdings common stock on June 28, 2002.

The 2003 and 2002 Nine Month Period diluted EPS computation did not include the effect of the 7.8 million shares of L-3 Holdings common stock that are issuable upon conversion of the $420.0 million of 4% Senior Subordinated Convertible Contingent Debt Securities (CODES) because the conditions required for them to become convertible were not satisfied. However, if the CODES had been convertible, diluted EPS would have decreased by $0.05 for the 2003 Nine Month Period and diluted EPS before cumulative effect of a change in accounting principle for the 2002 Nine Month Period would have decreased by $0.02.

Secure Communications & ISR

Sales within our Secure Communications & ISR segment increased by $292.7 million, or 38.4%, to $1,055.9 million for the 2003 Nine Month Period from $763.2 million for the 2002 Nine Month Period. Organic sales growth was $163.8 million, or 21.5%, due to continued strong demand from the DoD and other U.S. Government agencies for our defense systems and products, which were partially offset by a decline in sales of $2.1 million for the PrimeWave Communications business. The increase in sales from the IS, ComCept and Aeromet acquired businesses was $128.9 million.

Operating income increased by $43.4 million to $120.0 million for the 2003 Nine Month Period from $76.6 million for the 2002 Nine Month Period because of higher sales and operating margin. Operating margin increased to 11.4% for the 2003 Nine Month Period from 10.0% for the 2002 Nine Month Period because of higher sales volume for defense systems and cost improvements. Operating income for the 2003 Nine Month Period also included a charge of $3.9 million for bad debt and inventory provisions for the PrimeWave Communications business.

Training, Simulation & Support Services

Sales within our Training, Simulation & Support Services segment increased by $136.6 million, or 23.1%, to $727.2 million for the 2003 Nine Month Period from $590.6 million for the 2002 Nine Month Period. The increase in sales from the Telos, TMA and Ship Analytics acquired businesses was $79.8 million. Organic sales growth was $56.8 million, or 9.6%, driven by training and government services, including communications software support and engineering support.

Operating income increased by $13.1 million to $83.4 million for the 2003 Nine Month Period from $70.3 million for the 2002 Nine Month Period because of higher sales, which were partially offset by lower operating margin. Operating margin declined by 0.4 percentage points to 11.5% for the 2003 Nine Month Period from 11.9% for the 2002 Nine Month Period. The decrease was primarily due to higher sales from cost-reimbursable type and time & material type contracts, which generally are less profitable than fixed-priced type contracts. Margins increased by 0.4 percentage points from acquired businesses.

Aviation Products & Aircraft Modernization

Sales within our Aviation Products & Aircraft Modernization segment increased by $163.1 million, or 32.7%, to $662.5 million for the 2003 Nine Month Period from $499.4 million for the 2002 Nine Month Period. The increase in sales from the IS and Avionics Systems acquired businesses was $97.6 million. Organic sales growth was $65.5 million, or 13.1%, primarily due to $87.1 million for aircraft modernization and modification driven by DoD demand. This increase was partially offset by volume declines of $14.3 million for commercial aviation products caused by the continued weakness in the commercial aviation markets and volume declines of $7.3 million primarily for display systems due to the timing of contractual shipments.

Operating income increased by $9.2 million to $92.7 million for the 2003 Nine Month Period from $83.5 million for the 2002 Nine Month Period because of higher sales, which were partially offset by lower operating margin. Operating margin declined by 2.7 percentage points to 14.0% for the 2003 Nine Month Period from 16.7% for the 2002 Nine Month Period. Margins decreased by 1.6 percentage points primarily because of volume growth on cost-reimbursable type contracts for aircraft modification, which generally earn lower margins than fixed-price contracts. Volume declines for commercial aviation products, which have higher margins than aircraft modernization sales, decreased operating margin by 1.6 percentage points. These decreases were partially offset by the Avionics Systems acquired business which has higher margins than the aircraft modernization businesses in the segment and increased margins by 0.5 percentage points.

Specialized Products

Sales within our Specialized Products segment increased by $282.5 million, or 33.1%, to $1,134.9 million for the 2003 Nine Month Period from $852.4 million for the 2002 Nine Month Period. The increase from the Detection Systems, Ruggedized Command & Control, Electron Devices, Wolf Coach, IMC,

Westwood and Wescam acquired businesses was $343.5 million. Organic sales growth was negative 7.2%, or $(61.0) million. EDS sales declined by $37.4 million to $46.1 million for the 2003 Nine Month Period from $83.5 million for the 2002 Nine Month Period. Volume declined by $25.8 million for fuzes and guidance products due to the timing of sales on recent orders and relocation of the Space & Navigation Systems business to a new facility during the 2003 second quarter which lowered production volumes. Volume declined by $25.1 million for acoustic undersea warfare products and training devices due to timing items, with sales on recently received orders expected to begin in the fourth quarter of 2003, as well as certain contracts approaching their scheduled completion. Volume declined by $18.9 million primarily for telemetry and space products and microwave components due to continued weakness in those commercial markets. These decreases were partially offset by an increase of $32.3 million for naval power equipment because of increasing shipments and $13.9 million for FTSATs because of strong demand from the DoD.

Operating income increased by $27.9 million to $93.9 million for the 2003 Nine Month Period from $66.0 million for the 2002 Nine Month Period because of higher sales and operating margin. Operating margin increased by 0.6 percentage points to 8.3% for the 2003 Nine Month Period from 7.7% for the 2002 Nine Month Period. A $4.0 million gain for the settlement of a claim increased operating margin by 0.4 percentage points. Margins increased by 0.8 percentage points for naval power equipment. Margins declined by 0.6 percentage points primarily from acquired businesses with lower margins.

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheet

Contracts in process increased by $135.5 million from December 31, 2002 to September 30, 2003. The increase included $34.0 million related to acquired businesses and $101.5 million principally from:

•	increases of $80.8 million in unbilled contract receivables, net of unliquidated progress payments, due to sales of ISR systems and products, aircraft modernization, secure communications systems and products and engineering support services, which were partially offset by amounts billed for the EDS business that were subsequently collected;
•	increases of $19.4 million in inventoried contract costs, primarily for the EDS fiscal 2003 TSA procurement order that is expected to be shipped in the fourth quarter of 2003, which were partially offset by deliveries of ISR systems and products;
•	increases of $25.3 million in inventories at lower of cost or market due to increases for security products and commercial aviation products, which were partially offset by increases in obsolescence reserves, at our PrimeWave Communications business discussed above; and
•	decreases of $24.0 million in billed receivables because of the decline in EDS sales and higher collections for aircraft modernization, which were partially offset by billings because of sales growth for our defense businesses.

Billed receivables, including acquisitions, decreased by $1.4 million to $567.0 million at September 30, 2003, from $568.4 million at December 31, 2002. Billed receivables for our U.S. Government contractor businesses decreased by $12.3 million from $450.9 million at December 31, 2002 to $438.6 million at September 30, 2003 primarily due to higher collections for aircraft modernization and the decline in EDS sales, which were partially offset by growth in our defense businesses due to increased volumes. Billed receivables for our commercial businesses increased by $10.9 million from $117.5 million at December 31, 2002 to $128.4 million at September 30, 2003 due to the Avionics Systems acquired business.

L-3's days sales outstanding (DSO) was 69.3 at September 30, 2003 compared to 68.9 at December 31, 2002. We calculate our DSO by dividing (a) our aggregate billed receivables and net unbilled contract receivables at the end of the period, by (b) our sales for the last twelve-month period adjusted on a pro forma basis to include sales from acquired businesses for the entire twelve-month period (which amounted to $5,032.7 million for the twelve-month period ended September 30, 2003), divided by 365.

Included in contracts in process at September 30, 2003 are net billed receivables of $7.8 million and net inventories of $12.3 million related to our PrimeWave Communications business. At December 31, 2002, we had $11.4 million of net billed receivables and $18.2 million of net inventories related to our PrimeWave Communications business.

The increase in property, plant and equipment (PP&E) during the 2003 Nine Month Period was principally related to capital expenditures and the acquisition of Avionics Systems. The percentage of depreciation expense to average gross PP&E declined to 9.0% for the 2003 Nine Month period from 9.7% for the 2002 Nine Month Period. The decline was attributable to fully depreciated PP&E, which is continuing to be used in certain of our operations despite having net carrying amounts of zero (after accumulated depreciation), and which will not be removed from the balance sheet until they are retired or otherwise disposed.

Goodwill increased by $226.1 million to $3,020.6 million at September 30, 2003 from $2,794.5 million at December 31, 2002. The increase was comprised of (i) $189.8 million for acquisitions completed during the 2003 Nine Month Period, (ii) $16.5 million for increases to purchase prices for certain acquisitions completed prior to January 1, 2003, related to final closing date net assets of the acquired businesses and contingent purchase price adjustments or earnouts, which were resolved during the period, and (iii) $19.8 million for revisions to preliminary purchase price allocations for the fair value of acquired assets and liabilities on certain acquisitions completed during the past 12 months.

The decrease in accounts payable was due to the timing of payments, partially offset by the Avionics Systems, Aeromet and Klein Associates acquired businesses. The increase in accrued employment costs was due to the timing of payments of salaries and wages to employees, including those employees of newly acquired businesses. The increase in other current liabilities was primarily due to an increase in collections for milestone billings in excess of costs incurred on contracts for training devices and naval power equipment related to the completion of certain performance milestones, which were partially offset by cost incurred for accrued product warranties. The increase in pension and postretirement liabilities was primarily due to the timing of payments.

Customer advances decreased by $11.9 million because liquidations exceeded collections, primarily related to shipments and performance on contracts with foreign customers for acoustic undersea warfare products and aircraft modernization. The timing of collections and liquidation of customer advances are prescribed by contract terms, and generally do not coincide because collections mostly occur upon the award of a contract and during the earlier periods of performance, and conversely, liquidations mostly occur during later periods of performance as products are delivered and other work items are completed. Additionally, customer advances do not affect or determine the recognition of revenue because customer advances are a contract financing method.

Statement of Cash Flows

Nine Months Ended September 30, 2003 Compared with Nine Months Ended September 30, 2002

Cash increased to $377.3 million at September 30, 2003 from $134.9 million at December 31, 2002. The table below provides a summary of our cash flows for the periods indicated.

	Nine Months Ended September 30,
	2003	2002
	(in millions)

Net cash from operating activities	$327.1	$264.4
Net cash used in investing activities	(316.8)	(1,455.7)
Net cash from financing activities	232.1	1,278.5
Net increase in cash	$242.4	$87.2

Operating Activities

We generated $327.1 million of cash from operating activities during the 2003 Nine Month period, an increase of $62.7 million from the $264.4 million generated during the 2002 Nine Month Period. Net income adjusted for non-cash expenses and deferred income taxes increased by $80.1 million to $359.9 million for the 2003 Nine Month Period from $279.8 million for the 2002 Nine Month Period. Deferred income taxes increased primarily because of larger estimated tax deductions arising from our recent acquisitions. Non-cash expenses consist primarily of contributions of L-3 Holdings' common stock to employee savings plans and depreciation and amortization. During the 2003 Nine Month Period, the use of cash from the change in operating assets and liabilities increased to $32.8 million, compared to $15.4 million for the 2002 Nine Month Period. The 2002 Nine Month Period included collections of customer advances of $77.1 million for an EDS contract with the TSA, which were fully liquidated in the 2002 fourth quarter. The use of cash for contracts in process was driven by increases in billed and unbilled receivables and inventories primarily for our defense businesses, partially offset by collections for our EDS business. The use of cash for other current assets was primarily due to higher insurance premiums paid during the 2003 Nine Month Period due to acquired businesses. These prepaid insurance premiums will be expensed during the next 12 months. The use of cash for accounts payable was due to the timing of payments. The timing of payments to employees for salaries and wages was a source of cash because costs and expenses for salaries and wages exceeded cash payments for them. The source of cash from the change in pension and postretirement benefits was due to expense exceeding related cash contributions.

For the 2003 Nine Month Period, we terminated interest rate swap agreements, which is discussed below, and generated cash proceeds related to deferred gains on them of $20.0 million, of which $2.1 million was recorded in other current liabilities and $17.9 million was recorded in other liabilities. For the 2002 Nine Month Period, we also terminated interest rate swap agreements and generated cash proceeds related to deferred gains on them of $4.7 million.

We expect to generate net cash from operating activities of approximately $440 million for the full year 2003, including a deferred income tax provision of approximately $95 million. We expect that our cash interest payments for the fourth quarter of 2003 will exceed those for the 2003 Third Quarter by approximately $16 million. Our cash interest payments, which are based on the fixed rate coupons and the interest payment dates of our debt, were approximately $18 million for the first quarter of 2003, approximately $45 million for the second quarter of 2003, approximately $21 million for the 2003 Third Quarter, and are expected to be approximately $37 million for the fourth quarter of 2003 after giving effect to the offering by L-3 Communications of $400 million of 6 1/8% Senior Subordinated Notes and the redemption of the 8½% Senior Subordinated Notes (see Financing Activities below).

L-3 receives substantial income tax deductions from its acquisitions of businesses that are structured as asset purchases for income tax purposes. The effect of these income tax deductions is that our cash payments for income taxes are less than our provision for income taxes reported on the statement of operations. This difference is presented in the deferred income tax provision on our statement of cash flows. The deferred income tax provision primarily results from deducting amortization of intangibles, including goodwill, from the acquisitions structured as asset purchases on L-3's income tax returns over 15 years, in accordance with income tax rules and regulations, while no goodwill amortization is recorded for financial reporting purposes, in accordance with SFAS No. 142. We expect that the acquisitions L-3 has completed through September 30, 2003 will continue to generate annual deferred tax benefits through 2017. While these income tax deductions are reported as changes to deferred income tax liabilities and assets, they are not differences that are scheduled to reverse in future periods through normal operations. Rather, they will only reverse if L-3 sells its acquired businesses or incurs a goodwill impairment loss for them. Presently, L-3 has no plans to make any material dispositions of its acquired businesses.

Investing Activities

During the 2003 Nine Month Period, we paid $238.9 million for acquired businesses, including Avionics Systems, Aeromet and Klein Associates. We also paid $22.5 million for certain acquisitions that we completed prior to January 1, 2003, for purchase price adjustments based on final closing date net assets of the acquired businesses and earnouts, which were resolved during the period. During the 2002 Nine Month Period, we invested $1,414.3 million to acquire businesses, primarily for our acquisition of Integrated Systems and the Detection Systems business of PerkinElmer, Inc.

We make capital expenditures for the improvement of manufacturing facilities and equipment. We expect to use approximately $97 million of cash for capital expenditures, and to receive net cash proceeds of approximately $2 million from the dispositions of property, plant and equipment for the full year of 2003.

Financing Activities

On May 21, 2003, L-3 Communications sold $400.0 million of 6 1/8% Senior Subordinated Notes due July 15, 2013 (May 2003 Notes) at a discount of $1.8 million. Interest is payable semi-annually on January 15 and July 15 of each year commencing July 15, 2003. The net cash proceeds from this offering amounted to approximately $391.0 million after deducting the discounts, commissions and other offering expenses. The net proceeds from this offering were used to redeem the 8½% Senior Subordinated Notes due 2008 and increase cash and cash equivalents.

On May 21, 2003, we initiated a full redemption of all the outstanding $180.0 million aggregate principal amount of 8½% Senior Subordinated Notes due 2008 (May 1998 Notes). On June 20, 2003, we purchased and paid cash for all the outstanding May 1998 Notes, including accrued interest. For the nine months ended September 30, 2003, we recorded a pre-tax charge of $11.2 million, comprising of premiums and other transaction costs of $7.8 million and $3.4 million to write-off the unamortized balance of debt issue costs and the deferred loss on the terminated interest rate swap agreements related to the May 1998 Notes.

At September 30, 2003, available borrowings under our senior credit facilities were $671.8 million, after reductions for outstanding letters of credit of $78.2 million. There were no outstanding borrowings under our senior credit facilities at September 30, 2003.

In January of 2003, we entered into interest rate swap agreements on $200.0 million of our 7 5/8% Senior Subordinated Notes due 2012, which were terminated in March of 2003. In March of 2003 we entered into interest rate swap agreements on $200.0 million of our 7 5/8% Senior Subordinated Notes due 2012, which were terminated in June of 2003. These swap agreements exchanged the fixed interest rate for a variable interest rate on $200.0 million of the $750.0 million principal amount outstanding. We received total cash proceeds of $14.7 million as a result of these terminations. Prior to the terminations of these swap agreements, we recorded a $2.8 million reduction to interest expense for the 2003 Nine Month Period. This reduction represented interest savings earned for the period prior to the termination of these swap agreements because the variable interest rates paid under the swap agreements were lower than the fixed coupon rate of 7 5/8% on the notes subject to the swaps. The average variable interest rate we paid under the swap agreements was 4.0% for the swap agreements terminated in March of 2003 and 4.4% for the swap agreements terminated in June of 2003. The remaining $12.0 million of the proceeds represented the future value of the swap agreements at the termination date and was recorded as a deferred gain. The deferred gain is being amortized as a reduction to interest expense over the remaining term of the 7 5/8% Senior Subordinated Notes due 2012 at an amount of $0.3 million per quarter, or $1.3 million annually.

In July of 2003, we entered into interest rate swap agreements on $400.0 million of our 6 1/8% Senior Subordinated Notes due 2013. These swap agreements exchanged the fixed interest rate for a variable interest rate on the entire principal amount outstanding. In September of 2003, we terminated these interest rate swap agreements and received cash proceeds of $10.7 million. Prior to the termination of the swap agreements, we recorded a reduction to interest expense for the 2003 Nine Month Period of $2.7 million. This reduction represented interest savings earned for the period prior to the termination of these swap agreements because the variable interest rates paid under the swap agreements were lower than the fixed coupon rate of 6 1/8% on the notes subject to the swaps. The average variable interest rate we paid under the swap agreements was 2.1%. The remaining $8.0 million of the proceeds represented the future value of the swap agreements at the termination date and was recorded as a deferred gain. The deferred gain is being amortized as a reduction to interest expense over the remaining term of the 6 1/8% Senior Subordinated Notes due 2013 at an amount of $0.2 million per quarter, or $0.8 million annually.

The aggregate unamortized net deferred gains recorded in connection with the terminations of the interest rate swap agreements was $34.5 million at September 30, 2003 and $16.1 million at December 31, 2002. These net deferred gains will be amortized as reductions to interest expense through 2013. The current portion of the net deferred gains at September 30, 2003 aggregating $4.2 million that will be amortized over the next 12 months is included in other current liabilities. The non-current portions of the net deferred gains is included in other liabilities.

The senior credit facilities, senior subordinated notes, Convertible Notes and CODES agreements contain financial covenants and other restrictive covenants which remain in effect so long as we owe any amount or any commitment to lend exists thereunder. We are in compliance with those covenants in all material respects. The borrowings under the senior credit facilities are guaranteed by L-3 Holdings and by substantially all of the material domestic subsidiaries of L-3 Communications on a senior basis. The payments of principal and premium, if any, and interest on the senior subordinated notes are unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by all of L-3 Communications' restricted subsidiaries other than its foreign subsidiaries. The guarantees of the senior subordinated notes are junior to the guarantees of the senior credit facilities and rank pari passu with each other and the guarantees of the Convertible Notes and the CODES. The Convertible Notes and CODES are unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by L-3 Communications and substantially all of its direct and indirect material domestic subsidiaries. These guarantees rank junior to the guarantees of the senior credit facilities and rank pari passu with each other and the guarantees of the senior subordinated notes. See Note 8 to our consolidated financial statements for fiscal year ended December 31, 2002, included in our Annual Report on Form 10-K filed on March 11, 2003, for a description of our debt and related financial covenants at December 31, 2002.

Based upon our current level of operations, we believe that our cash from operating activities, together with available borrowings under the senior credit facilities, will be adequate to meet our anticipated requirements for working capital, capital expenditures, commitments, research and development expenditures, contingent purchase prices, program and other discretionary investments, and interest payments for the foreseeable future. There can be no assurance, however, that our business will continue to generate cash flow at current levels, or that currently anticipated improvements will be achieved. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make scheduled principal payments or to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control. There can be no assurance that sufficient funds will be available to enable us to service our indebtedness, or make necessary capital expenditures or to make discretionary investments.

Contingencies

See Note 11 to the Unaudited Condensed Consolidated Financial Statements.

Recently Issued and Proposed Accounting Standards

In January of 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This interpretation provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. Such entities have been termed by FIN 46 as variable interest entities (VIE). Once effective, FIN 46 will be the guidance that determines (1) whether consolidation is required under the "controlling financial interest" model of ARB Bulletin No. 51, Consolidated Financial Statements, or (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. FIN 46 includes guidance for identifying the enterprise that will consolidate a VIE, which is the enterprise that is exposed to the majority of an entity's risks or receives the majority of the benefits from an entity's activities. FIN 46 also requires that the enterprises that hold a significant variable interest in a VIE make new disclosures in their financial statements. The transitional disclosures of FIN 46, which are effective immediately, require an enterprise to identify the entities in which it holds a variable interest, if the enterprise believes that those entities might be considered VIEs upon the adoption of FIN 46. The implementation and remaining disclosure requirements of FIN 46 are effective immediately for VIEs created after January 31, 2003, and on July 1, 2003 for all VIEs created before January 31, 2003. We do not hold any interests in VIEs that would require consolidation or additional disclosure.

In March of 2003, the Emerging Issues Task Force (EITF) issued EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 addresses how to determine whether a contractual arrangement involving multiple deliverables contains more than one accounting unit and how consideration should be measured and allocated to the separate accounting units. EITF No. 00-21 applies to all deliverables within contractually binding arrangements in all industries, except to the extent that a deliverable in a contractual arrangement is subject to other existing higher-level authoritative literature, and is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a material effect on the Company's financial position or results of operations.

In May of 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement applies to certain financial instruments including mandatorily redeemable financial instruments that prior to SFAS No. 150 could have been accounted for as a component of equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, whose shares are all mandatorily redeemable. SFAS No. 150 is effective for these financial instruments entered into or modified after May 31, 2003. For these financial instruments entered into before May 31, 2003, SFAS No. 150 is effective for our interim period beginning July 1, 2003. L-3 does not have any financial instruments that are within the scope of SFAS No. 150. Accordingly, SFAS No. 150 is not expected to have a material effect on our consolidated results of operation or financial position.

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

Statements that are predictive in nature, that depend upon or refer to events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions are forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flow, research and development costs, working capital, capital expenditures and other projections, they are subject to several risks and uncertainties, and therefore, we can give no assurance that these statements will be achieved. Such statements will also be influenced by factors such as:

•	our dependence on the defense industry and the business risks peculiar to that industry, including changing priorities or reductions in the U.S. Government defense budget;
•	our reliance on contracts with a limited number of agencies of, or contractors to, the U.S. Government and the possibility of termination of government contracts by unilateral government action or for failure to perform;
•	our ability to obtain future government contracts on a timely basis;
•	the availability of government funding and changes in customer requirements for our products and services;
•	our significant amount of debt and the restrictions contained in our debt agreements;
•	collective bargaining agreements and labor disputes;
•	the business and economic conditions in the markets we operate in, including those for the commercial aviation and communications markets;
•	economic conditions, competitive environment, international business and political conditions, timing of international awards and contracts;
•	our extensive use of fixed-price contracts as compared to cost-reimbursable contracts;
•	our ability to identify future acquisition candidates or to integrate acquired operations;

•	the rapid change of technology and high level of competition in the communication equipment industry;
•	our introduction of new products into commercial markets or our investments in commercial products or companies;
•	pension, environmental or legal matters or proceedings and various other market, competition and industry factors, many of which are beyond our control; and
•	the fair values of our assets, including identifiable intangible assets and the estimated fair value of the goodwill balances for our reporting units which can be impaired or reduced by the other factors discussed above.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Part II, Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources—Derivative Financial Instruments," of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 for a discussion of the Company's exposure to market risks. The only substantial change in those risks during the nine months ended September 30, 2003 is discussed below.

Derivative Financial Instruments

Interest Rate Risk.    Our financial instruments that are sensitive to changes in interest rates include borrowings under the senior credit facilities and interest rate swap agreements, all of which are denominated in U.S. dollars. The interest rates on the senior subordinated notes, Convertible Notes and CODES are fixed-rate and are not affected by changes in interest rates.

In January and March of 2003, we entered into new interest rate swap agreements on $200.0 million of our senior subordinated notes and in July 2003, we entered into new interest rate swap agreements on $400.0 million of our senior subordinated notes to convert their fixed interest rates to variable interest rates and to take advantage of the current low interest rate environment. These new swap agreements discussed above are described in "Management's Discussion and Analysis of Results of Operations and Financial Condition — Statement of Cash Flows — Financing Activities," of this report. During the nine-month period ended September 30, 2003, we terminated these interest rate swap agreements. At September 30, 2003, we do not have any outstanding interest rate swap agreements. These transactions are described in "Management's Discussion and Analysis of Results of Operations and Financial Condition — Statement of Cash Flows — Financing Activities" section of this report.

ITEM 4.     CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003. Based upon that evaluation and subject to the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company's disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe that we are adequately reserved for these liabilities and that there is no litigation that could have a material adverse effect on our consolidated results of operations, financial condition or cash flows.

On August 6, 2002, Aviation Communications & Surveillance Systems, LLC (ACSS), a subsidiary of L-3 Communications Corporation, was sued by Honeywell International Inc. and Honeywell Intellectual Properties, Inc. (collectively, "Honeywell") for alleged infringement of patents that relate to terrain awareness avionics. The lawsuit was filed in the United States District Court for the District of Delaware. In December of 2002, Honeywell withdrew without prejudice the lawsuit against ACSS and agreed to proceed with non-binding arbitration. If the matter is not resolved, Honeywell may reinstitute the litigation after November 24, 2003. We had previously investigated the Honeywell patents and believe that ACSS has valid defenses against Honeywell's patent infringement suit. In addition, ACSS has been indemnified to a certain extent by Thales Avionics, which provided ACSS with the alleged infringing technology. Thales Avionics owns 30% of ACSS. In the opinion of management, the ultimate disposition of Honeywell's pending claim will not result in a material liability to us.

L-3 Integrated Systems and its predecessors have been involved in a litigation with Kalitta Air (Kalitta Air) arising from a contract to convert Boeing 747 aircraft from passenger configuration to cargo freighters. The lawsuit was brought in the northern district of California on January 31, 1997. The aircraft were modified using Supplemental Type Certificates (STCs) issued in 1988 by the Federal Aviation Administration (FAA) to Hayes International, Inc. (Hayes/Pemco) as a subcontractor to GATX/Airlog Company (GATX). Between 1988 and 1990, Hayes/Pemco modified five aircraft as a subcontractor to GATX using the STCs. Between 1990 and 1994, Chrysler Technologies Airborne Systems, Inc. (CTAS), a predecessor to L-3 Integrated Systems, performed as a subcontractor to GATX and modified an additional five aircraft using the STCs. Two of the aircraft modified by CTAS were owned by American International Airways, the predecessor to Kalitta Air. In 1996, the FAA determined that the engineering data provided by Hayes/Pemco supporting the STCs was inadequate and issued an Airworthiness Directive that effectively grounded the ten modified aircraft. The Kalitta Air aircraft have not been in revenue service since that date. The matter was tried in January 2001 against GATX and CTAS with the jury finding fault on the part of GATX but rendering a unanimous defense verdict in favor of CTAS. Certain co-defendants had settled prior to trial. The Ninth Circuit Court of Appeals has reversed and remanded the trial court's summary judgment rulings in favor of CTAS regarding a negligence claim by Kalitta Air, which asserts that CTAS as an expert in aircraft modification should have known that the STCs were deficient, and excluding certain evidence at trial. Based on this ruling, it appears likely that the matter will have to be retried. In August of 2003, Kalitta Air recalculated its damages based on consequential damage theories of lost revenues and income and diminution in value of the business and is asserting damages in excess of $500 million. CTAS' insurance carrier has accepted defense of the matter with a reservation of rights. The Company continues to believe that it has meritorious defenses and intends to vigorously defend this matter.

The Company and L-3 Communications Security and Detection Systems (L-3 SDS) have been named, along with many other defendants, including other security screening systems manufacturers, as defendants in a number of lawsuits brought in the Southern District of New York by or on behalf of the victims of the terrorist attacks on September 11, 2001. Two of those lawsuits have been served upon the Company and L-3 SDS. The Complaints allege various causes of action, including claims of wrongful death, negligence, strict liability and breach of contract, and seek compensatory and punitive damages. The Company and L-3 SDS believe that they have meritorious defenses to these actions and intend to vigorously defend the lawsuits. The Company purchased L-3 SDS from PerkinElmer, Inc. (PerkinElmer) on June 14, 2002. Our investigation has revealed that L-3 SDS and its predecessor did not have any carry on baggage screening equipment at either of Boston's Logan International Airport or Washington's Dulles International Airport and only had one unit at Newark Liberty International Airport. There is no evidence that this unit was used or whether it was in operation at that time. The actions have been tendered to the Company's and PerkinElmer's insurance carriers, who have accepted the defense of the two actions served upon us to date.

On November 18, 2002, we initiated a proceeding against OSI Systems, Inc. (OSI) in the United States District Court sitting in the Southern District of New York (the "New York action") seeking, among other things, a declaratory judgment that we had fulfilled all of our obligations under a letter of intent with OSI (the "OSI Letter of Intent"). Under the OSI Letter of Intent, we were to negotiate definitive agreements with OSI for the sale of certain businesses we acquired from PerkinElmer, Inc. on June 14, 2002. On December 23, 2002, OSI responded by filing suit against us in the United States District Court sitting in the Central District of California (the "California action") alleging, among other things, that we breached our obligations under the OSI Letter of Intent and seeking damages in excess of $100 million, not including punitive damages. On February 7, 2003, OSI filed an answer and counterclaims in the New York action that asserted substantially the same claims OSI had raised in the California action. The California action was dismissed by the California District Court in favor of the New York action. Under the OSI Letter of Intent, we proposed selling to OSI the conventional detection business and the ARGUS business that we recently acquired from PerkinElmer, Inc. Negotiations with OSI lasted for almost one year and ultimately broke down over issues regarding, among other things, intellectual property, product-line definitions, allocation of employees and due diligence. We believe that the claims asserted by OSI in its suit are without merit and intend to defend against the OSI claims vigorously.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants' Quarterly Report on Form 10-Q for the period ended June 30, 2002).
3.2	By laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-46975)).
3.3	Certificate of Incorporation of L-3 Communications Corporation (incorporated by reference to Exhibit 3.1 to L-3 Communications Corporation's Registration Statement on Form S-4 (File No. 333-31649)).
3.4	Bylaws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to L-3 Communications Corporation's Registration Statement on Form S-4 (File No. 333-31649)).
**10.56	Supplemental Indenture dated as of November 4, 2003 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of December 11, 1998 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein.
**10.57	Supplemental Indenture dated as of November 4, 2003 among L-3 Communications Corporation, L-3 Holdings, Inc., The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of November 21, 2000 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein.
**10.58	Supplemental Indenture dated as of November 4, 2003 among L-3 Communications Corporation, L-3 Holdings, Inc., The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of October 24, 2001 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein.
**10.94	Supplemental Indenture dated as of November 4, 2003 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of June 28, 2002 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein.
**10.95	Supplemental Indenture dated as of November 4, 2003 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of May 21, 2003 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named herein.
*11	L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Share.
**12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges.
**31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer.
**31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer.
**32	Section 1350 Certifications.

*	The information required in this exhibit is presented in Note 10 to the Unaudited Condensed Consolidated Financial Statements as of September 30, 2003 in accordance with the provisions of SFAS No. 128, Earnings Per Share.
**	Filed herewith

(b) Reports on Form 8-K

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

L-3 Communications Holdings, Inc. and L-3 Communications Corporation

Registrants

Date: November 12, 2003

/s/ Robert V. LaPenta

Name: Robert V. LaPenta Title: President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants' Quarterly Report on Form 10-Q for the period ended June 30, 2002).
3.2	By laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 No. (File No. 333-46975)).
3.3	Certificate of Incorporation of L-3 Communications Corporation (incorporated by reference to Exhibit 3.1 to L-3 Communications Corporation's Registration Statement on Form S-4 (File No. 333-31649)).
3.4	Bylaws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to L-3 Communications Corporation's Registration Statement on Form S-4 (File No. 333-31649)).
**10.56	Supplemental Indenture dated as of November 4, 2003 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of December 11, 1998 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein.
**10.57	Supplemental Indenture dated as of November 4, 2003 among L-3 Communications Corporation, L-3 Holdings, Inc., The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of November 21, 2000 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein.
**10.58	Supplemental Indenture dated as of November 4, 2003 among L-3 Communications Corporation, L-3 Holdings, Inc., The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of October 24, 2001 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein.
**10.94	Supplemental Indenture dated as of November 4, 2003 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of June 28, 2002 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein.
**10.95	Supplemental Indenture dated as of November 4, 2003 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of May 21, 2003 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein.
*11	L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Share.
**12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges.
**31.1	Rule 13a - 14(a)/15d - 14(a) Certification of Chief Executive Officer.
**31.2	Rule 13a - 14(a)/15d - 14(a) Certification of Chief Financial Officer.
**32	Section 1350 Certifications.

*	The information required in this exhibit is presented in Note 10 to the Unaudited Condensed Consolidated Financial Statements as of September 30, 2003 in accordance with the provisions of SFAS No. 128, Earnings Per Share.
**	Filed herewith