Form 10-Q
period 2005-09-30
L 3 COMMUNICATIONS HOLDINGS INC; L 3 COMMUNICATIONS CORP
filed 2005-11-02
CIK 1056239, 1039101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly period ended September 30, 2005

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file numbers 001-14141 and 333-46983

L-3 COMMUNICATIONS HOLDINGS, INC.

L-3 COMMUNICATIONS CORPORATION

(Exact names of registrants as specified in their charters)

Delaware	13-3937434 and 13-3937436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Nos.)
600 Third Avenue, New York NY	10016
(Address of principal executive offices)	(Zip Code)

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

Yes     No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     No

There were 120,135,222 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on October 28, 2005.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For quarterly period ended September 30, 2005

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$226,316	$653,419
Contracts in process	2,826,736	1,979,027
Deferred income taxes	180,951	127,066
Other current assets	103,514	48,812
Total current assets	3,337,517	2,808,324
Property, plant and equipment, net	643,485	556,972
Goodwill	6,915,170	4,054,814
Identifiable intangible assets	417,683	185,804
Deferred debt issue costs	76,660	35,997
Other assets	195,327	138,854
Total assets	$11,585,842	$7,780,765
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$356,174	$281,456
Accrued employment costs	436,734	304,257
Accrued expenses	154,816	69,678
Billings in excess of costs and estimated profits.	201,503	138,308
Customer advances	136,752	107,334
Income taxes	100,372	84,394
Other current liabilities	350,964	190,413
Total current liabilities	1,737,315	1,175,840
Pension and postretirement benefits	462,417	409,089
Deferred income taxes	84,910	7,990
Other liabilities	277,631	120,743
Long-term debt	4,633,580	2,189,806
Total liabilities	7,195,853	3,903,468
Commitments and contingencies
Minority interests	80,701	77,536
Shareholders' equity:
L-3 Holdings' common stock $0.01 par value; authorized 300,000,000 shares, issued and outstanding 120,032,419 and 115,681,992 shares (L-3 Communications' common stock: $0.01 par value, 100 shares authorized, issued and outstanding)	2,980,000	2,780,458
Retained earnings	1,408,653	1,095,929
Unearned compensation	(8,480)	(3,932)
Accumulated other comprehensive loss	(70,885)	(72,694)
Total shareholders' equity	4,309,288	3,799,761
Total liabilities and shareholders' equity	$11,585,842	$7,780,765

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended September 30,
	2005	2004
Sales:
Contracts, primarily U.S. Government	$2,290,683	$1,586,043
Commercial, primarily products	215,689	198,089
Total sales	2,506,372	1,784,132
Costs and expenses:
Contracts, primarily U.S. Government	2,045,668	1,401,971
Commercial, primarily products:
Cost of sales	138,030	127,687
Selling, general and administrative expenses	39,951	37,082
Research and development expenses	16,280	18,032
Total costs and expenses	2,239,929	1,584,772
Operating income	266,443	199,360
Other (income) expense, net	(930)	(1,687)
Interest expense	59,934	34,854
Minority interests in net income of consolidated subsidiaries	2,554	4,791
Income before income taxes	204,885	161,402
Provision for income taxes	69,630	58,912
Net income	$135,255	$102,490
L-3 Holdings' earnings per common share:
Basic	$1.13	$0.96
Diluted	$1.11	$0.89
L-3 Holdings' weighted average common shares outstanding:
Basic	119,693	107,005
Diluted	122,091	117,815

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Nine Months Ended September 30,
	2005	2004
Sales:
Contracts, primarily U.S. Government	$5,900,181	$4,462,028
Commercial, primarily products	644,280	523,733
Total sales	6,544,461	4,985,761
Costs and expenses:
Contracts, primarily U.S. Government	5,260,795	3,977,820
Commercial, primarily products:
Cost of sales	418,436	320,863
Selling, general and administrative expenses	124,831	107,454
Research and development expenses	49,827	50,544
Total costs and expenses	5,853,889	4,456,681
Operating income	690,572	529,080
Other (income) expense, net	(6,474)	1,728
Interest expense	136,546	106,779
Minority interests in net income of consolidated subsidiaries	7,945	7,078
Income before income taxes	552,555	413,495
Provision for income taxes	195,487	150,926
Net income	$357,068	$262,569
L-3 Holdings' earnings per common share:
Basic	$3.02	$2.48
Diluted	$2.95	$2.32
L-3 Holdings' weighted average common shares outstanding:
Basic	118,289	105,883
Diluted	120,914	116,918

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2005	2004
Operating activities:
Net income	$357,068	$262,569
Depreciation	80,988	68,342
Amortization of intangibles and other assets	28,042	21,151
Amortization of deferred debt issue costs (included in interest expense)	5,150	5,454
Deferred income tax provision	87,812	76,516
Minority interests in net income of consolidated subsidiaries	7,945	7,078
Contributions to employee savings plans in L-3 Holdings' common stock	46,509	37,575
Other non-cash items	3,530	3,189
Subtotal	617,044	481,874
Changes in operating assets and liabilities, excluding acquired amounts:
Contracts in process	(158,703)	(216,085)
Other current assets	(3,735)	(25,366)
Other assets	(26,644)	(8,162)
Accounts payable, trade	(24,746)	52,569
Accrued employment costs	15,908	62,042
Accrued expenses	5,355	(7,512)
Billings in excess of costs and estimated profits	4,121	9,506
Customer advances	30,457	19,417
Income taxes	74,373	41,802
Other current liabilities	27,424	(9,046)
Pension and postretirement benefits	14,775	9,169
Other liabilities	6,415	(1,048)
All other operating activities, principally foreign currency translation	(2,482)	(1,195)
Subtotal	(37,482)	(73,909)
Net cash from operating activities	579,562	407,965
Investing activities:
Business acquisitions, net of cash acquired	(3,380,644)	(134,566)
Capital expenditures	(71,185)	(53,482)
Dispositions of property, plant and equipment	2,178	9,504
Other investing activities	3,731	(5,381)
Net cash used in investing activities	(3,445,920)	(183,925)
Financing activities:
Borrowings under revolving credit facility	40,000	—
Repayment of borrowings under revolving credit facility	(40,000)	—
Borrowings under term loan facility	750,000	—
Proceeds from sale of senior subordinated notes	990,900	—
Proceeds from sale of convertible contingent debt securities (CODES)	700,000	—
Redemption of senior subordinated notes	—	(187)
Debt issue costs	(45,211)	(1,906)
Cash dividends paid on L-3 Holdings' common stock	(44,344)	(31,850)
Proceeds from employee stock purchase plan	31,483	22,296
Proceeds from exercise of stock options	68,163	36,354
Distributions paid to minority interests	(4,771)	(4,183)
Other financing activities	(6,965)	(12,102)
Net cash from financing activities	2,439,255	8,422
Net (decrease) increase in cash	(427,103)	232,462
Cash and cash equivalents, beginning of the period	653,419	134,876
Cash and cash equivalents, end of the period	$226,316	$367,338

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

1.    Description of Business

L-3 Communications Holdings, Inc. conducts its operations and derives all of its operating income and cash flow from its wholly-owned subsidiary, L-3 Communications Corporation (L-3 Communications). L-3 Communications Holdings, Inc. (L-3 Holdings and, together with its subsidiaries, referred to herein as L-3 or the Company) is a leading supplier of a broad range of products and services used in a substantial number of aerospace and defense platforms. L-3 also is a major supplier of systems, subsystems and products on many platforms, including those for secure communication networks and communications products, mobile satellite communications, information security systems, shipboard communications, naval power systems, missiles and munitions, telemetry and instrumentation and airport security systems. The Company also is a prime system contractor for aircraft modernization and operations & maintenance (O&M), Command, Control and Communications (C3), Intelligence, Surveillance and Reconnaissance (ISR) collection systems and services, training and simulation, intelligence services, and government support services. The Company's customers include the U.S. Department of Defense (DoD) and its prime contractors, the U.S. Department of Homeland Security (DHS), U.S. Government intelligence agencies, major aerospace and defense contractors, allied foreign government ministries of defense, commercial customers and certain other U.S. federal, state and local government agencies.

The Company has four reportable segments. During the 2005 third quarter the Company renamed three of its four reportable segments as follows: (i) Secure Communications & ISR changed to Command, Control, Communications, Intelligence, Surveillance and Reconnaissance (C3ISR), (ii) Training, Simulation & Government Services changed to Government Services, and (iii) Aircraft Modernization, O&M and Products changed to Aircraft Modernization and Maintenance (AM&M). The Specialized Products reportable segment name remained the same.

During the 2005 third quarter, the Company revised the aggregation of its operating segments within its four reportable segments in connection with its acquisition of The Titan Corporation (Titan) (See Note 4), to provide a more clearly defined presentation of L-3's businesses, focused on customers, markets, products and services and independent research and development. Consequently, the Company has restated its reportable segments, by reclassifying into the Specialized Products reportable segment the following: (i) L-3's aviation products operating segments, which were previously included within the Aircraft Modernization and Maintenance reportable segment, and (ii) L-3's Link Training and Microdyne Outsourcing operating segments, which was previously included within the Government Services reportable segment. Prior period reportable segment data have been restated to conform to the current period presentation.

The C3ISR reportable segment provides products and services for the global ISR market, C3 Systems and secure, high data rate communication systems and equipment primarily for intelligence, reconnaissance and surveillance applications. The Company believes that these products and services are critical elements for a substantial number of major command, control, communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring and dissemination functions of these communication systems. The Government Services reportable segment provides communications systems support and engineering services, information technology services, teaching and training services, marksmanship training systems and services, and intelligence support and analysis services. The Aircraft Modernization and Maintenance reportable segment provides specialized aircraft modernization and upgrades, maintenance and logistics support services. The Specialized Products reportable segment provides a broad range of

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

products, including naval warfare products, aviation products, telemetry and navigation products, sensors and imaging products, premium fuzing products, security systems, simulation devices, microwave components and information products.

On July 29, 2005, L-3 acquired Titan (See Note 4). Following the acquisition, Titan's legacy business sectors (excluding Titan's products businesses) were consolidated into five new L-3 operating segments arranged to focus on Titan's unique and complimentary businesses. These five operating segments are included in L-3's reportable segments as follows:

•	Intelligence Solutions, which provides support to the DoD and intelligence agencies, is included in the C3ISR reportable segment;

•	Technical & Management Services, which provides support of intelligence, logistics, Command, Control and Communications (C3), and combatant commands, is included in the C3ISR reportable segment;

•	Aviation & Maritime Services, which provides support for maritime and expeditionary warfare, is included in the Government Services reportable segment;

•	Enterprise Solutions, which provides conventional high-end information technology (IT) support to U.S. federal agencies and the DoD, is included in the Government Services reportable segment; and

•	Linguist Operations and Technical Support, which provides linguist services, including translation, interpretation and analysis support to the DoD, is included in the Government Services reportable segment.

Titan's remaining legacy businesses, which are products focused, were consolidated into L-3's Specialized Products reportable segment.

2.    Basis of Presentation

These unaudited condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements of L-3 Holdings and L-3 Communications for the fiscal year ended December 31, 2004, which are included in their Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

The unaudited condensed consolidated financial statements comprise the unaudited condensed consolidated financial statements of L-3 Holdings and L-3 Communications. L-3 Holdings' only asset is its investment in the common stock of L-3 Communications, its wholly-owned subsidiary, and its only obligations are the 3% Convertible Contingent Debt Securities (CODES) due 2035, which were issued on July 29, 2005, and its guarantee of borrowings under the senior credit facility of L-3 Communications. All issuances of and conversions into L-3 Holdings equity securities, including grants of stock options and restricted stock by L-3 Holdings to employees of L-3 Communications, have been reflected in the unaudited condensed consolidated financial statements of L-3 Communications. As a result, the unaudited condensed consolidated financial positions, results of operations and cash flows of L-3 Holdings and L-3 Communications are substantially the same. See Note 17 for additional information.

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs and expenses during the reporting period. The most significant of these estimates and assumptions relate to contract revenues, costs and profits or losses, market values for inventories reported at lower of cost or market, pension and postretirement benefit obligations, recoverability and valuation of long-lived assets, including identifiable intangible assets and goodwill, preliminary purchase price allocations, income taxes, including the valuations of deferred tax assets, litigation liabilities and environmental obligations. Changes in estimates are reflected in the periods during which they become known. Actual amounts will differ from these estimates. For a more complete discussion of these estimates and assumptions, see the Annual Report of L-3 Holdings and L-3 Communications on Form 10-K for the fiscal year ended December 31, 2004.

The Company presents its sales and costs and expenses in two categories on the statements of operations: "Contracts, primarily U.S. Government" and "Commercial, primarily products."

Contracts, primarily U.S. Government.    Sales and costs and expenses for the Company's businesses that are primarily U.S. Government contractors are presented as "Contracts, primarily U.S. Government." The sales for the Company's U.S. Government contractor businesses are transacted using written revenue arrangements, or contracts, which primarily require the Company to produce tangible assets and, or provide services related to the production of tangible assets according to the buyer's specifications and generally to design, develop, manufacture, modify, upgrade, test and integrate complex aerospace and electronic equipment, and to provide related engineering and technical services. Such buyers are predominantly the DoD and other agencies of the U.S. Government, allied foreign government ministries of defense and defense prime contractors. A majority of these contracts are covered by the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1), Accounting Research Bulletin No. 43, Chapter 11, Section A, Government Contracts, Cost-Plus-Fixed Fee Contracts (ARB 43) and Accounting Research Bulletin No. 45, Long-Term Construction Type Contracts (ARB 45). Sales reported under "Contracts, primarily U.S. Government" also include certain sales from contracts with domestic and foreign commercial customers, which also are within the scope of SOP 81-1 and ARB 45, and certain fixed-price, cost-reimbursable and time-and-material type contracts that require the Company to perform services that are not related to the production of tangible assets, which are recognized in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104).

Commercial, primarily products.    Sales and costs and expenses for the Company's businesses whose customers are primarily commercial business enterprises are presented as "Commercial, primarily products." Most of these sales are recognized in accordance with SAB 104, and substantially all of the related revenue arrangements are not within the scope of SOP 81-1, ARB 43 or ARB 45.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

The Company's commercial businesses are substantially comprised of Aviation Communication & Surveillance Systems (ACSS), Aviation Recorders, Avionics Systems, Infrared Products, Microwave Components and Security and Detection Systems.

3.    Stock-Based Compensation

The Company accounts for employee stock-based compensation under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Compensation expense for employee stock-based compensation is recognized on the statement of operations based on the excess, if any, of the fair value of the L-3 Holdings' stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. When the exercise price for stock-based compensation arrangements granted to employees equals or exceeds the fair value of the L-3 Holdings common stock at the date of grant, the Company does not recognize compensation expense. The Company elected not to adopt the fair value based method of accounting for stock-based employee compensation as permitted by the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123. Had the Company adopted the fair value based method provisions of SFAS 123 for all of its stock-based compensation, it would have recorded a non-cash expense for the vested portion of the estimated fair value of the stock-based compensation arrangements that the Company has granted to its employees. Stock-based employee compensation is a non-cash expense, because the Company settles its stock-based compensation obligations by issuing shares of common stock instead of settling such obligations with cash payments. All of the stock options granted to employees by the Company are non-qualified stock options under U.S. Income Tax regulations. See Note 16.

The table below presents the effect on net income and L-3 Holdings earnings per share (EPS), had the Company elected to recognize stock-based compensation expense in accordance with the fair value based method of accounting of SFAS 123.

	Three Months Ended September 30,
	2005	2004
Net income, reported	$135,255	$102,490
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	811	590
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,445)	(5,526)
Net income, pro forma	$129,621	$97,554
L-3 Holdings Basic EPS:
As reported	$1.13	$0.96
Pro forma	$1.08	$0.91
L-3 Holdings Diluted EPS:
As reported	$1.11	$0.89
Pro forma	$1.06	$0.85

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

	Nine Months Ended September 30,
	2005	2004
Net income, reported	$357,068	$262,569
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,147	1,725
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(19,684)	(20,180)
Net income, pro forma	$339,531	$244,114
L-3 Holdings Basic EPS:
As reported	$3.02	$2.48
Pro forma	$2.87	$2.31
L-3 Holdings Diluted EPS:
As reported	$2.95	$2.32
Pro forma	$2.81	$2.16

4.    Acquisitions

Acquisition of The Titan Corporation.    On July 29, 2005, the Company acquired all of the outstanding shares of Titan for $23.10 per share in cash, or approximately $2,759,300, including the assumption of approximately $626,000 of Titan's debt, plus acquisition costs. Concurrent with the acquisition, the Company repaid or redeemed all of Titan's outstanding debt. The purchase price excludes additional purchase price, not to exceed $28,400 relating to a previous business acquisition made by Titan (International Systems L.L.C.), prior to its acquisition by L-3. The additional purchase price is contingent primarily upon the financial performance of International Systems for the years ending December 31, 2005 through 2011. The Titan acquisition was financed using approximately $357,400 of cash on hand (approximately $25,200 of which was acquired from Titan), $750,000 of term loan borrowings under L-3 Communications' senior credit facility and the net proceeds from the issuance by L-3 Holdings of $700,000 of 3% Convertible Contingent Debt Securities and the issuance by L-3 Communications of $1,000,000 of 6 3/8% Senior Subordinated Notes (See Note 8). Titan is included in the Company's results of operations from the date of its acquisition, July 29, 2005.

Titan is a leading provider of comprehensive national security solutions, including information and communications systems solutions and services to the DoD, intelligence agencies, the DHS and other United States federal government customers. Titan offers services, systems and products for C3ISR, enterprise information technology and homeland security programs. Titan's business mix is complementary to L-3's with its focus on C3ISR, advanced and transformational products and enterprise information technology for a number of government agencies, including the DoD, Federal Aviation Administration (FAA) and National Aeronautics and Space Administration (NASA), in addition to its systems integration work.

In addition, Titan has over 8,000 employees with U.S. Government clearances, including over 4,000 employees with top secret and above clearances and more than 2,400 employees with special clearances that focus on communications, networks, cryptology, signal intelligence, electronic warfare, data fusion, electromagnetic pulse science and analysis of weapons of mass destruction and simulation.

Titan's capabilities are expected to broaden and enhance L-3's participation in national intelligence and DHS infrastructure protection and analysis of weapons of mass destruction, expand L-3's operational analysis and simulation offering and enable L-3 to penetrate new customer areas.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

The table below presents a summary of the preliminary estimate of fair value of the Titan assets acquired and liabilities assumed on the acquisition date.

Cash and cash equivalents	$25,163
Contracts in progress	542,972
Current deferred income taxes	86,859
Other current assets	39,765
Goodwill	2,292,121
Identifiable intangible assets	225,000
Other assets	82,425
Total assets acquired	3,294,305
Current liabilities	345,611
Non-current deferred taxes	49,628
Other liabilities	119,473
Total liabilities assumed	514,712
Net assets acquired	$2,779,593

The assets and liabilities recorded in connection with the purchase price allocation are based upon preliminary estimates of fair values. The Company expects to complete the Titan purchase price allocation during the first half of 2006. The Company does not expect differences between the preliminary and final purchase price allocations to be material to the Company's results of operations. However, the differences between the preliminary and final purchase price allocation for identifiable intangible assets, non-current deferred tax assets, liabilities for excess leased facilities and liabilities for litigation matters, which will be based on final estimates of fair value, assessments and analyses of facts and disposition plans, could be material to the Company's financial position.

Based upon the preliminary purchase price allocation for Titan, goodwill in the amount of approximately $1,192,121 was assigned to the C3ISR segment, approximately $800,000 to the Government Services segment and approximately $300,000 to the Specialized Products segment. Approximately $116,000 of the Titan goodwill is expected to be deductible for income tax purposes.

Other 2005 Business Acquisitions:   MAPPS, Combat Propulsion, ETI, ITC, Mobile-Vision, SDG, ALST and JSA.    During the nine months ended September 30, 2005, in separate transactions, the Company also acquired eight businesses, excluding Titan, for an aggregate purchase price of $593,062 in cash, plus acquisition costs. Based on preliminary purchase price allocations, the aggregate goodwill recognized for these business acquisitions was $531,437, of which $516,034 was preliminarily assigned to the Specialized Products reportable segment and $15,403 was preliminarily assigned to the Government Services reportable segment. Goodwill of $215,152 is expected to be deductible for income tax purposes. The 2005 business acquisitions, other than the acquisition of Titan, were financed with cash on hand. The purchase prices for the Marine Controls division of CAE, the Electron Dynamics Devices business of The Boeing Company, Mobile-Vision, Inc., Advanced Laser Systems Technology, Inc. and Joseph Sheairs Associates, Inc. are subject to adjustment based on the closing date net assets or net working capital of the respective business acquired. The Company completed the following business acquisitions during the nine months ended September 30, 2005:

•	Substantially all of the operations of the Marine Controls division of CAE on February 3, 2005, for $196,764 in cash. The business was renamed L-3 Communications MAPPS Inc.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(Marine Automation and Power Plant Simulation, or MAPPS). L-3 MAPPS has operations in Canada, the United States, the United Kingdom, Norway, Italy, India and Malaysia and is a global supplier of integrated marine control systems and products for warships, submarines and high-end ocean going commercial vessels worldwide.

•	The Propulsion Systems business unit of General Dynamics Corporation on February 25, 2005 for $196,794 in cash, which includes an increase of $11,824 to the contractual purchase price based on final closing date net assets. The business was renamed L-3 Communications – Combat Propulsion Systems. The Combat Propulsion Systems business engineers, designs and manufactures engines, transmissions, and suspension and turret drive systems for combat vehicles, including both tracked and wheeled vehicles. The acquired business also has a production center for Abrams tank components.

•	The Electron Dynamics Devices business of The Boeing Company on February 28, 2005 for $90,000 in cash. The business was renamed L-3 Communications – Electron Technologies, Inc. (ETI). The ETI business designs and produces space-qualified passive microwave devices, traveling wave tubes, amplifiers and electric propulsion and radio frequency products utilized in communications satellites, manned space programs and key commercial and defense systems.

•	InfraredVision Technology Corporation (ITC), Mobile-Vision, Inc., Sonoma Design Group, Inc. (SDG), Advanced Laser Systems Technology, Inc. (ALST) and Joseph Sheairs Associates, Inc. (JSA) for an aggregate purchase price of $109,504 in cash, plus additional consideration, not to exceed $53,306, which is contingent primarily upon the financial performance of these acquired businesses for fiscal years ending on various dates in 2005 through 2008. Any such additional consideration will be accounted for as goodwill.

All of the business acquisitions are included in the Company's results of operations from their dates of acquisition. The assets and liabilities recorded in connection with the purchase price allocations for the acquisitions of Infrared Products, Cincinnati Electronics, L-3 Electronics Systems, D.P. Associates, Inc., and BAI Aerosystems, all of which were acquired during the second half of 2004, and MAPPS, Combat Propulsion Systems, ETI, ITC, Mobile-Vision, Inc., SDG, ALST, and JSA, all of which were acquired during 2005, are based upon preliminary estimates of fair values for contracts in process, inventories, estimated costs in excess of estimated contract value to complete contracts in process in a loss position, identifiable intangibles, goodwill, plant and equipment and deferred income taxes. Actual adjustments will be based on the final purchase prices, including the payment of contingent consideration, if any, and final appraisals and other analyses of fair values, which are in process. The Company expects to complete the purchase price allocations during 2005. The Company does not expect the differences between the preliminary and final purchase price allocations for these business acquisitions to have a material impact on its results of operations or financial position.

Aircraft Integration Systems Acquisition.    In connection with the Company's acquisition of Aircraft Integration Systems (AIS) in March of 2002, the purchase price submitted by Raytheon Company (Raytheon) to the Company amounted to approximately $1,163,000. The Company believes that, in accordance with the terms of the AIS asset purchase agreement concerning the closing date balance sheet, the purchase price for AIS submitted by Raytheon should be reduced by $100,000 to $1,063,000. In accordance with the asset purchase agreement, the Company and Raytheon have engaged a neutral accountant to arbitrate the final purchase price. The Company expects the matter to be resolved in January of 2006. Any amount paid or received by the Company will be recorded as goodwill.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

Unaudited Pro Forma Statement of Operations Data.    Assuming the business acquisitions completed by the Company during the nine months ended September 30, 2005 had all occurred on January 1, 2005, the unaudited pro forma sales, net income and diluted earnings per share would have been approximately $7,992,400, $296,500 and $2.45, respectively, for the nine months ended September 30, 2005. Assuming the business acquisitions completed by the Company during the period from January 1, 2004 to September 30, 2005 had all occurred on January 1, 2004, the unaudited pro forma sales, net income and diluted earnings per share would have been approximately $7,036,900, $202,400 and $1.80, respectively, for the nine months ended September 30, 2004. Costs and expenses related to the Titan acquired business include charges for costs related to the proposed merger agreement between Titan and Lockheed Martin Corporation (which was terminated on June 26, 2004), the settlement of SEC and Department of Justice investigations of Titan under the Foreign Corrupt Practices Act (FCPA), and the Titan internal review of the FCPA violations, shareholder settlements related to the securities law class actions and derivative suits arising out of Titan's alleged violations of the FCPA and the acquisition of Titan by L-3. These charges, which were recorded by Titan prior to the July 2005 acquisition, amounted to approximately $80,500 for the nine months ended September 30, 2005 and approximately $55,100 for the nine months ended September 30, 2004. Costs and expenses for the nine months ended September 30, 2004 also include asset impairment charges totaling approximately $15,500. The unaudited pro forma results are based on various assumptions and are not necessarily indicative of the results of operations that would have actually occurred had the Company completed its business acquisitions on January 1, 2004 or January 1, 2005.

5.    Contracts in Process

The components of contracts in process are presented in the table below.

	September 30, 2005	December 31, 2004
Billed receivables, less allowances of $28,533 and $16,541	$1,095,481	$781,931
Unbilled contract receivables	1,310,504	810,720
Less: unliquidated progress payments	(255,109)	(179,276)
Unbilled contract receivables, net	1,055,395	631,444
Inventoried contract costs, gross	522,586	432,741
Less: unliquidated progress payments	(62,427)	(50,927)
Inventoried contract costs, net	460,159	381,814
Inventories at lower of cost or market	215,701	183,838
Total contracts in process	$2,826,736	$1,979,027

Unbilled Contract Receivables.    Unbilled contract receivables represent accumulated incurred costs and earned profits on contracts (revenue arrangements), which have been recorded as sales, but have not yet been billed to customers. Unbilled contract receivables arise from the cost-to-cost percentage-of-completion (POC) method, which is used to record sales on certain fixed-price contracts as costs are incurred at amounts equal to the ratio of cumulative costs incurred to total estimated costs at completion, multiplied by total estimated contract revenue. Unbilled contract receivables from fixed price-type contracts are converted to billed receivables when amounts are invoiced to customers according to contractual billing terms, which generally occur when deliveries or other performance milestones are completed. Unbilled contract receivables also arise from cost reimbursable-type contracts and time & material-type contracts, for revenue amounts that have not been billed by the end of the accounting period due to the timing of preparation of invoices to customers.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

Unliquidated Progress Payments.    Unliquidated progress payments arise from fixed price-type contracts with the U.S. Government that contain progress payment clauses, and represent progress payment invoices which have been collected in cash, but have not yet been liquidated. Progress payment invoices are billed to the customer as contract costs are incurred at an amount generally equal to 75% to 80% of incurred costs. Unliquidated progress payments are liquidated as deliveries or other contract performance milestones are completed, at an amount equal to a percentage of the contract sales price for the items delivered or work performed, based on a contractual liquidation rate. Therefore, unliquidated progress payments are a contra asset account, and are classified against unbilled contract receivables if revenue for the underlying contract is recorded using the cost-to-cost POC method, and against inventoried contract costs if revenue is recorded using the units-of-delivery POC method.

Inventoried Contract Costs.    In accordance with SOP 81-1 and the AICPA Audit and Accounting Guide, Audits of Federal Government Contractors, the Company's inventoried contract costs include selling, general and administrative (SG&A) costs, independent research and development (IRAD) costs and bid and proposal (B&P) costs allocated to U.S. Government contracts (revenue arrangements) for which the U.S. Government is the end customer, because they are reimbursable indirect contract costs on revenue arrangements with the U.S. Government pursuant to U.S. Government procurement regulations. The Company accounts for its SG&A, IRAD and B&P costs allocated to U.S. Government contracts as product costs, instead of period expenses and charges them to costs of sales when sales related to those contracts (revenue arrangements) are recognized. Therefore, such allocated indirect costs are included in inventoried contract costs prior to the recognition of cost of sales for the related contracts (revenue arrangements).

The tables below present a summary of SG&A, IRAD and B&P costs included in inventoried contract costs and the changes to them, including amounts used to determine costs and expenses for "Contracts, primarily U.S. Government." The cost data in the tables below does not include the SG&A and research and development expenses for the Company's businesses that are primarily not U.S. Government contractors, which are separately presented on the statements of operations under costs and expenses for "Commercial, primarily products" and are expensed as incurred.

	Three Months Ended September 30,
	2005	2004
Amounts included in inventoried contract costs at beginning of period	$49,886	$43,308
Add: Amounts included in acquired inventoried contract costs	2,238	—
Contract costs incurred(1)	205,394	148,653
Less: Amounts charged to costs and expenses during the period	(198,565)	(157,300)
Amounts included in inventoried contract costs at end of period	$58,953	$34,661

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

	Nine Months Ended September 30,
	2005	2004
Amounts included in inventoried contract costs at beginning of period	$43,664	$38,024
Add: Amounts included in acquired inventoried contract costs	2,238	—
Contract costs incurred(2)	554,311	433,325
Less: Amounts charged to costs and expenses during the period	(541,260)	(436,688)
Amounts included in inventoried contract costs at end of period	$58,953	$34,661

(1)	Incurred costs include IRAD and B&P costs of $47,498 for the three months ended September 30, 2005 and $35,198 for the three months ended September 30, 2004.

(2)	Incurred costs include IRAD and B&P costs of $128,679 for the nine months ended September 30, 2005 and $107,962 for the nine months ended September 30, 2004.

Inventories at Lower of Cost or Market.    The table below presents the components of Inventories at Lower of Cost or Market.

	September 30, 2005	December 31, 2004
Raw materials, components and sub-assemblies	$93,873	$89,959
Work in process	64,052	51,302
Finished goods	57,776	42,577
Total	$215,701	$183,838

6.    Goodwill and Identifiable Intangible Assets

Goodwill.    The table below presents the changes in goodwill allocated to the Company's reportable segments during the nine months ended September 30, 2005. At December 31, 2004, the goodwill of $175,248 allocated to Cincinnati Electronics, Inc., which was acquired on December 9, 2004, was preliminarily assigned to the C3ISR reportable segment. During the first quarter of 2005, the Company completed its evaluation of the reportable segment classification for Cincinnati Electronics and assigned it to the Specialized Products reportable segment. Also, in connection with the Company's revised aggregation of its operating segments among its four reportable segments, the Company restated the balances at January 1, 2005 to conform to the current year presentation by reclassifying $484,594 of goodwill to the Specialized Products reportable segment. The Company reclassified $90,733 from the Government Services reportable segment for the Link Training and Microdyne Outsourcing operating segments and $393,861 from the Aircraft Modernization and Maintenance reportable segment for the ACSS, Avionics Systems, Aviation Recorders, Display Systems, and Electrodynamics operating segments.

	C3ISR	Government Services	Aircraft Modernization and Maintenance	Specialized Products	Consolidated Total
Balance at January 1, 2005	$745,371	$473,332	$1,035,257	$1,800,854	$4,054,814
Business acquisitions, net of dispositions	1,198,306	818,973	16,823	826,254	2,860,356
Balance at September 30, 2005	$1,943,677	$1,292,305	$1,052,080	$2,627,108	$6,915,170

During the nine months ended September 30, 2005, goodwill was increased by a total of $2,860,356, which was comprised of (i) $2,818,311 for business acquisitions, net of dispositions,

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

completed during the nine months ended September 30, 2005 (see Note 4), (ii) $21,640 for additional purchase price payments for certain business acquisitions completed prior to January 1, 2005, related to final closing date net assets, and contingent purchase price adjustments or earnouts, which were resolved during the period, and (iii) net increases of $20,405 primarily related to changes in estimates of fair value for acquired assets and liabilities assumed in connection with business acquisitions completed prior to January 1, 2005.

Identifiable Intangible Assets.    Information on the Company's identifiable intangible assets that are subject to amortization are presented in the tables below. The Company has no indefinite-lived identifiable intangible assets.

	September 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets that are subject to amortization:
Customer relationships	$384,021	$30,457	$353,564
Technology	72,506	8,809	63,697
Non-compete agreements	2,000	1,578	422
Total	$458,527	$40,844	$417,683

	December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets that are subject to amortization:
Customer relationships	$164,041	$17,709	$146,332
Technology	43,595	5,303	38,292
Non-compete agreements	2,000	820	1,180
Total	$209,636	$23,832	$185,804

The Company recorded amortization expense for its identifiable intangible assets of $6,446 for the three months ended September 30, 2005 and $3,749 for the three months ended September 30, 2004. The Company recorded amortization expense for its identifiable intangible assets of $17,012 for the nine months ended September 30, 2005 and $11,256 for the nine months ended September 30, 2004. Based on gross carrying amounts at September 30, 2005, the Company's estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2005 through 2009 are presented in the table below.

Year Ending December 31,	Estimated Amortization Expense
2005	$23,527
2006	38,369
2007	36,116
2008	32,072
2009	29,497

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

7.    Other Current Liabilities and Other Liabilities

The components of other current liabilities are presented in the table below.

	September 30, 2005	December 31, 2004
Accrued product warranty costs	$55,080	$49,816
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	65,274	49,695
Accrued interest	55,200	29,871
Aggregate purchase price payable for acquired businesses	4,117	9,648
Deferred revenues	14,521	5,019
Current portion of net deferred gains from terminated interest rate swap agreements	3,284	3,284
Titan shareholders settlements from class action lawsuits (see Note 12)	66,400	—
Other	87,088	43,080
Total other current liabilities	$350,964	$190,413

The components of other liabilities are presented in the table below.

	September 30, 2005	December 31, 2004
Non-current portion of net deferred gains from terminated interest rate swap agreements	$19,029	$21,928
Accrued workers compensation	26,199	19,401
Fair value of interest rate swap agreements	—	2,036
Notes payable and capital lease obligations	11,071	13,911
Other (See Note 4)	221,332	63,467
Total other liabilities	$277,631	$120,743

The table below presents the changes in the Company's accrued product warranty costs.

	Nine Months Ended September 30,
	2005	2004
Balance at beginning of period	$49,816	$45,814
Business acquisitions during the period	7,252	342
Accruals for product warranties issued during the period	10,471	11,987
Accruals for product warranties existing before beginning of period(1)	1,761	2,355
Settlements made during the period	(14,220)	(17,485)
Balance at end of period	$55,080	$43,013

(1)	Represents changes to estimated product warranty costs related to sales recognized prior to the beginning of the period.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

8.    Long-Term Debt

The components of long-term debt and a reconciliation to the carrying amount of long-term debt are presented in the table below.

	September 30, 2005	December 31, 2004
L-3 Communications:
Borrowings under Revolving Credit Facility	$—	$—
Borrowings under Term Loan Facility	750,000	—
7 5/8% Senior Subordinated Notes due 2012	750,000	750,000
6 1/8% Senior Subordinated Notes due 2013	400,000	400,000
6 1/8% Senior Subordinated Notes due 2014	400,000	400,000
5 7/8% Senior Subordinated Notes due 2015	650,000	650,000
6 3/8% Senior Subordinated Notes due 2015	1,000,000	—
	3,950,000	2,200,000
L-3 Holdings:
3% Convertible Contingent Debt Securities due 2035	700,000	—
Principal amount of long-term debt	$4,650,000	$2,200,000
Less: Unamortized discounts	(16,420)	(8,158)
Fair value of interest rate swap agreements	—	(2,036)
Carrying amount of long-term debt	$4,633,580	$2,189,806

On July 29, 2005, in connection with the Titan acquisition, the Company amended and restated its senior credit facility. The amended and restated credit facility provides for a term loan facility in an aggregate amount equal to $750,000 in addition to the existing $1,000,000 revolving credit facility, both maturing on March 9, 2010. The cash received from the term loan borrowings was used to pay a portion of the aggregate consideration required for the acquisition of Titan. The loans under the term loan facility and revolving credit facility bear interest in the manner, and at the rates, set forth in the previous senior credit facility. In addition, the Consolidated Leverage Ratio covenant in the previous senior credit facility was amended to require that the Company's consolidated leverage ratio be less than or equal to: (1) 4.5 to 1.0 for each fiscal quarter ending on or prior to December 31, 2005, (2) 4.25 to 1.0 for the fiscal quarter ending on March 31, 2006 and (3) 4.0 to 1.0 for each fiscal quarter ending on or after June 30, 2006. For a more complete description of the Company's senior credit facility, see Note 8 to the Company's consolidated financial statements for the year ended December 31, 2004, included in its Annual Report on Form 10-K.

The Consolidated Leverage Ratio is defined as the ratio of Consolidated Funded Indebtedness, minus the lesser of (a) actual unrestricted domestic cash balances in excess of $25,000 and (b) $250,000, to Consolidated EBITDA. Consolidated Funded Indebtedness is equal to the sum of (1) outstanding indebtedness for borrowed money or for preferred stock accounted for as indebtedness, (2) the deferred purchase price of property or services, (3) capitalized lease obligations and (4) outstanding indebtedness of L-3 Holdings guaranteed by L-3 Communications or its subsidiaries. Consolidated EBITDA is equal to consolidated net income of L-3 Communications (excluding (A) impairment losses incurred on goodwill and other intangible assets or on debt and equity investments, (B) gains or losses incurred on the retirement of debt, (C) extraordinary gains and losses, (D) gains and losses in connection with asset dispositions, and (E) non-cash gains or losses on discontinued operations) for the applicable period, plus consolidated interest expense (including consolidated

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

interest expense of L-3 Holdings for indebtedness guaranteed by L-3 Communications and its subsidiaries), income taxes, depreciation and amortization expense and non-cash stock-based compensation expenses.

Available borrowings under the Company's senior credit facility at September 30, 2005 were $886,690, after reductions for outstanding letters of credit of $113,310. There were no outstanding revolving credit borrowings under the senior credit facility at September 30, 2005.

On July 29, 2005, L-3 Communications sold $1,000,000 of 6 3/8% Senior Subordinated Notes due October 15, 2015 (2005 Notes) at a discount of $9,100. The discount was recorded as a reduction to the principal amount of the 2005 Notes and will be amortized as interest expense over the term of the 2005 Notes. The effective interest rate of the 2005 Notes is 6.47% per annum. Debt issue costs incurred in connection with the 2005 Notes amounted to $18,750, which will be amortized to interest expense over the term of the 2005 Notes. Interest is payable semi-annually on April 15 and October 15 of each year. The net cash proceeds from this offering amounted to $973,400 after deducting the discounts and commissions and were used to pay a portion of the aggregate consideration required for the acquisition of Titan. On or after October 15, 2010, the 2005 Notes are subject to redemption at any time, at the option of L-3 Communications, in whole or in part, at redemption prices (plus accrued and unpaid interest) starting at 103.188% of the principal amount (plus accrued and unpaid interest) during the 12-month period beginning October 15, 2010 and declining annually to 100% of principal (plus accrued and unpaid interest) on October 15, 2013 and thereafter. Prior to October 15, 2008, L-3 Communications may redeem up to 35% of the 2005 Notes with the net cash proceeds of certain equity offerings at a redemption price of 106.375% of the principal amount (plus accrued and unpaid interest).

The 2005 Notes are general unsecured obligations of L-3 Communications and are subordinated in right of payment to all existing and future senior debt of L-3 Communications. The 2005 Notes are jointly and severally guaranteed on a senior subordinated basis by existing and future domestic restricted subsidiaries that guarantee any other indebtedness of L-3 Communications or any of its domestic restricted subsidiaries.

On July 29, 2005, L-3 Holdings sold $600,000 of 3% Convertible Contingent Debt Securities (CODES) due August 1, 2035. Interest is payable semi-annually on February 1 and August 1 of each year, commencing February 1, 2006. Debt issue costs incurred in connection with the CODES amounted to $18.750, which will be amortized to interest expense over a five year term. The net cash proceeds from this offering amounted to $585,000 after deducting the commissions and were used to pay a portion of the aggregate consideration required for the acquisition of Titan. On August 4, 2005, L-3 Holdings sold an additional $100,000 of CODES, pursuant to an over-allotment option exercised by the initial purchasers of the CODES.

The CODES are convertible into cash and shares of L-3 Holdings' common stock based on an initial conversion rate of 9.7741 shares of L-3 Holdings common stock per $1,000 principal amount of the CODES (equivalent to an initial conversion price of $102.31 per share) only under the following circumstances: (1) prior to August 1, 2033, on any date during any fiscal quarter (and only during such fiscal quarter) beginning after September 30, 2005, if the closing sales price of the common stock of L-3 Holdings is more than 120% of the then current conversion price for at least 20 trading days in the 30 consecutive trading-day period ending on the last trading day of the previous fiscal quarter; (2) on or after August, 1, 2033, at all times on or after any date on which the closing sale price of the common stock of L-3 Holdings is more than 120% of the then current conversion price; (3) if we

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

distribute to all holders of our common stock, rights or warrants (other than pursuant to a rights plan) entitling them to purchase, for a period of 45 calendar days or less, shares of L-3 Holdings' common stock at a price less than the average closing sales price for the ten trading days preceding the declaration date for such distribution; (4) if we distribute to all holders of our common stock, cash and other assets, debt securities or rights to purchase L-3 Holdings' securities (other than pursuant to a rights plan), which distribution has a per share value exceeding 10% of the closing sale price of L-3 Holdings common stock on the trading day preceding the declaration date for such distribution; (5) during the five consecutive business-day period following any five consecutive trading-day period in which the average trading price of the CODES was less than 98% of the average of the closing sale price of L-3 Holdings common stock during such five trading day period multiplied by the then current conversion rate; (6) during a specified period if the CODES have been called for redemption; or (7) during a specified period if a "fundamental change" (as such term is defined in the indenture governing the CODES) occurs. The conversion rate is subject to adjustments in certain circumstances set forth in the indenture governing the CODES.

Upon conversion of the CODES, the settlement amount will be computed as follows: (1) if L-3 Holdings elects to satisfy the entire conversion obligation in cash, L-3 Holdings will deliver to the holder for each $1,000 principal amount of the CODES converted cash in an amount equal to the conversion value; or (2) if L-3 Holdings elects to satisfy the conversion obligation in a combination of cash and common stock, L-3 Holdings will deliver to the holder for each $1,000 principal amount of the CODES converted (x) cash in an amount equal to (i) the fixed dollar amount per $1,000 principal amount of the CODES of the conversion obligation to be satisfied in cash specified in the notice regarding L-3 Holdings' chosen method of settlement or, if lower, the conversion value, or (ii) the percentage of the conversion obligation to be satisfied in cash specified in the notice regarding L-3 Holdings chosen method of settlement multiplied by the conversion value, as the case may be (the "cash amount"); provided that in either case the cash amount shall in no event be less than the lesser of (a) the principal amount of the CODES converted and (b) the conversion value, as calculated below; and (y) a number of shares of common stock of L-3 Holdings for each of the 20 trading days in the conversion period equal to 1/20th of (i) the conversion rate then in effect minus (ii) the quotient of the cash amount divided by the closing price of common stock of L-3 Holdings for that day (plus cash in lieu of fractional shares, if applicable.)

The CODES are senior unsecured obligations of L-3 Holdings and rank equal in right of payment with all existing and future senior indebtedness and senior to all future senior subordinated indebtedness of L-3 Holdings. The CODES are jointly and severally guaranteed on a senior subordinated basis by the existing and future domestic subsidiaries of L-3 Holdings that guarantee any other indebtedness of L-3 Holdings or any of its domestic subsidiaries.

At any time on or after February 1, 2011, the CODES are subject to redemption at the option of L-3 Holdings, in whole or in part, at a cash redemption price (plus accrued and unpaid interest, including contingent interest and additional interest, if any) equal to 100% of the principal amount of the CODES.

Holders of the CODES may require L-3 Holdings to repurchase the CODES, in whole or in part, on February 1, 2011, February 1, 2016, February 1, 2021, February 1, 2026 and February 1, 2031 at a cash repurchase price equal to 100% of the principal amount of the CODES (plus accrued and unpaid interest, including contingent interest and additional interest, if any). In addition, holders of the CODES may require L-3 Holdings to repurchase the CODES at a repurchase price equal to 100% of the principal amount of the CODES (plus accrued and unpaid interest, including contingent interest

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

and additional interest, if any) if a "fundamental change" occurs prior to maturity of the CODES. The definition of a "fundamental change" is set forth in the indenture governing the CODES, which is incorporated by reference as an exhibit to this quarterly report.

Holders of the CODES have a right to receive contingent interest payments, which will be paid on the CODES during any six-month period commencing February 1, 2011 in which the trading price of the CODES for each of the five trading days ending on the second trading day preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the CODES. The contingent interest payable per $1,000 principal amount of CODES will equal 0.25% of the average trading price of $1,000 principal amount of CODES during the five trading days ending on the second trading day preceding the first day of the applicable six-month interest period. The contingent interest payment provision has been accounted for as an embedded derivative. The embedded derivative had an initial fair value of zero. The amount assigned to the embedded derivative will be adjusted periodically through other income (expense) for changes in its fair value.

In connection with the sale of the 2005 Notes and the CODES, the Company has agreed to file with the Securities and Exchange Commission (SEC) by November 26, 2005 (120 days after the closing of these offerings): (1) an exchange offer registration statement to exchange the 2005 Notes for substantially identical notes that are registered under the Securities Act and (2) a shelf registration statement with respect to the resale of the CODES and related guarantees and the common stock issuable upon conversion of the CODES. The Company has also agreed to cause each of these registration statements to be declared effective by the SEC by February 24, 2006 (210 days after the closing of these offerings). The Company will be required to pay additional interest if it fails to register the 2005 Notes and the CODES within the time periods specified above.

Depending on current and expectations for future interest rate levels, the Company may enter into interest rate swap agreements to convert certain of its fixed interest rate debt obligations to variable interest rates, or terminate any existing interest rate swap agreements. The variable interest rate paid by the Company under the swap agreements is equal to: (i) the variable rate basis, plus (ii) the variable rate spread. At September 30, 2005, the Company did not have any interest rate swap agreements in place.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

The table below presents the Company's terminated interest rate swap agreements activity during 2005.

					Cash Proceeds Received (Paid) at Termination(1)
Inception Date	Termination Date	Fixed Rate Debt Obligation	Notional Amount	Average Variable Rate Paid(2)	Interest Expense Reduction(3)	Deferred Gain (Loss)(4)	Total
March 2004	June 2005	$400,000 of 6 1/8% Senior Subordinated Notes due 2014	$100,000	5.1%	$394	$(454)	$(60)

(1)	Cash proceeds received at termination are included in cash from operating activities on L-3's statement of cash flows in the period received.

(2)	Represents the average variable interest rate L-3 paid for the interest payment period in which the interest rate swap agreements were terminated.

(3)	Represents the interest expense reduction for the interest payment period in which the interest rate swap agreements were terminated.

(4)	Represents the mark-to-market value of the interest rate swap agreements at termination date, which is being amortized over the remaining term of the underlying debt instrument.

At September 30, 2005, the remaining aggregate amount of unamortized deferred gains was $22,313 of which $3,284 is included in other current liabilities and $19,029 is included in other liabilities.

9.    Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2005 and 2004 is presented in the tables below.

	Three Months Ended September 30,
	2005	2004
Net income	$135,255	$102,490
Other comprehensive income (loss):
Foreign currency translation adjustments, net of $1,654 tax expense in 2005 and $1,047 tax expense in 2004	2,576	1,631
Unrealized gains (losses) on hedging instruments, net of $2 tax expense in 2005 and $486 tax benefit in 2004	4	(756)
Comprehensive income	$137,835	$103,365

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

	Nine Months Ended September 30,
	2005	2004
Net income	$357,068	$262,569
Other comprehensive income (loss):
Foreign currency translation adjustments, net of $725 tax benefit in 2005 and $195 tax expense in 2004	(1,129)	328
Unrealized gains (losses) on hedging instruments, net of $1,884 tax expense in 2005 and $531 tax benefit in 2004	2,938	(825)
Plus: Reclassification adjustment for losses realized in net income, net of $154 tax expense	—	246
Comprehensive income	$358,877	$262,318

The changes in the accumulated other comprehensive income (loss) balances for the nine months ended September 30, 2005 and for the year ended December 31, 2004 are presented in the table below.

	Foreign currency translation adjustments	Unrealized losses on securities	Unrealized gains (losses) on hedging instruments	Minimum pension liability adjustments	Accumulated other comprehensive income (loss)
September 30, 2005
Balance at January 1, 2005	$4,066	$—	$(1,292)	$(75,468)	$(72,694)
Period change	(1,129)	—	2,938	—	1,809
Balance at September 30, 2005	$2,937	$—	$1,646	$(75,468)	$(70,885)
December 31, 2004
Balance at January 1, 2004	$(3,032)	$(246)	$619	$(70,178)	$(72,837)
Period change	7,098	246	(1,911)	(5,290)	143
Balance at December 31, 2004.	$4,066	$—	$(1,292)	$(75,468)	$(72,694)

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

10.    L-3 Holdings Earnings Per Share

A reconciliation of basic and diluted earnings per share (EPS) is presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic:
Net income	$135,255	$102,490	$357,068	$262,569
Weighted average common shares outstanding	119,693	107,005	118,289	105,883
Basic earnings per share	$1.13	$0.96	$3.02	$2.48
Diluted:
Net income	$135,255	$102,490	$357,068	$262,569
After-tax interest expense savings on the assumed conversion of convertible debt	—	2,795	—	8,301
Net income, including assumed conversion of convertible debt	$135,255	$105,285	$357,068	$270,870
Common and potential common shares:
Weighted average common shares outstanding	119,693	107,005	118,289	105,883
Assumed exercise of stock options	7,854	9,766	7,941	9,327
Unvested restricted stock awards	264	81	238	137
Assumed purchase of common shares for treasury	(5,720)	(6,842)	(5,554)	(6,448)
Assumed conversion of convertible debt	—	7,805	—	8,019
Common and potential common shares	122,091	117,815	120,914	116,918
Diluted earnings per share	$1.11	$0.89	$2.95	$2.32

Non-cash Reductions to Diluted EPS From New Accounting Rule.    On September 30, 2004, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share (EITF 04-8), which addresses when the diluted effect of contingently convertible debt instruments should be included in diluted EPS. EITF 04-8 requires that contingently convertible debt instruments be included in the computation of diluted EPS regardless of whether the market price trigger has been met. EITF 04-8 also requires that prior period diluted EPS amounts presented for comparative purposes be restated. The Company adopted the provisions of EITF 04-8 during the 2004 fourth quarter. The impact of applying EITF 04-8 to L-3 Holdings $420,000 Senior Subordinated Convertible Contingent Debt Securities (2001 CODES) resulted in non-cash reductions to the Company's previously reported diluted EPS of $0.04, from $0.93 to $0.89, for the three months ended September 30, 2004 and $0.09, from $2.41 to $2.32, for the nine months ended September 30, 2004. See Note 8 to the Company's audited consolidated financial statements included in the Annual Report of L-3 Holdings and L-3 Communications on Form 10-K for the year ended December 31, 2004 for a discussion of the

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

conversion and redemption of the 2001 CODES, which occurred during October 2004. There was no impact to diluted EPS from applying EITF 04-8 to L-3 Holdings' 3% Convertible Contingent Debt Securities because their conversion value was less than their maturity value.

11.    Cash Dividends on L-3 Holdings Common Stock

During 2005, L-3 Holdings' Board of Directors authorized the following quarterly cash dividends:

Date Declared	Record Date	Cash Dividends Per Common Share	Date Paid	Total Dividends Paid
February 10, 2005	February 22, 2005	$0.125	March 15, 2005	$14,537
April 26, 2005	May 17, 2005	$0.125	June 15, 2005	$14,844
July 12, 2005	August 17, 2005	$0.125	September 15, 2005	$14,964

On October 11, 2005, L-3 Holdings' Board of Directors declared a regular quarterly dividend of $0.125 per common share, payable on December 15, 2005 to shareholders of record at the close of business on November 17, 2005.

12.    Contingencies

Income taxes.    The Company is subject to ongoing tax examinations in various jurisdictions, which may result in challenges to tax positions taken by the Company and, accordingly, the Company may record adjustments to provisions based on the probable outcomes of such matters. However, the Company believes that the resolution of these matters, after considering amounts accrued, will not have a material effect on its financial position, results of operations or cash flows. During the 2005 third quarter a favorable disposition of certain of these tax contingencies resulted in a lower income tax provision, and, therefore, lowered the effective income tax rate from the Company's estimated annual effective income tax rate of 36.5% for the three and nine months ended September 30, 2005.

U.S. Government Procurement Regulations and Investigations.    A substantial majority of the Company's revenues are generated from providing products and services under legally binding agreements, or contracts, with U.S. Government customers. The U.S. Government contracts are subject to extensive legal and regulatory requirements, and, from time to time, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. The Company is currently cooperating with the U.S. Government on several investigations, including but not limited to, the investigation regarding L-3's Combat Survivor/Evader Locator (CSEL) program discussed below. The Company does not anticipate that any of these investigations will have a material adverse effect on its consolidated financial position, results of operations or cash flows. However, under U.S. Government procurement regulations, an indictment of the Company by a federal grand jury could result in the Company being suspended for a period of time from eligibility for awards of new government contracts. A conviction could result in debarment from contracting with the federal government for a specified term. In addition, all of the Company's U.S. Government contracts are subject to audit and various pricing and cost controls, and include standard provisions for termination for the convenience of the U.S. Government or for default and are subject to cancellation if funds for contracts become unavailable. Foreign government contracts generally include comparable provisions relating to termination for the convenience of the relevant foreign government or default.

The Company's Interstate Electronics Corporation subsidiary (IEC) is under criminal investigation by the United States Army Criminal Investigation Command. The investigation relates to

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

IEC's role on the CSEL program, on which IEC is a subcontractor to The Boeing Company (Boeing). IEC provides the global positioning system (GPS) modules to Boeing for the CSEL program. The GPS module includes a complex printed wiring board (PWB) that IEC purchased from two suppliers. The investigation appears to be focused on alleged manufacturing deficiencies in the PWBs and IEC's actions when it became aware of the suppliers potential manufacturing problems. The Company has conducted an internal investigation of this matter using outside counsel and currently believes that no criminal activity occurred. The Company is cooperating fully with the investigation and has voluntarily recalled all the PWBs and is repairing them as they are received.

Litigation Matters.    Additionally, the Company has been subject to litigation, claims or assessments and various contingent liabilities incidental to its businesses or assumed in connection with certain business acquisitions. In particular, at the time of the Titan acquisition, Titan had a number of pending legal matters and government investigations as further discussed below. With respect to the investigative actions, items of litigation, claims or assessments of which it is aware, management of the Company believes that, after taking into account existing provisions relating to these matters, the ultimate resolution of such items will likely not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company. However, the Company is a party to a number of material litigations and investigations, including the CSEL investigation described above and the matters described below, including those relating to Titan, for which an adverse determination could have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

L-3 Integrated Systems and its predecessors have been involved in a litigation with Kalitta Air arising from a contract to convert Boeing 747 aircraft from passenger configuration to cargo freighters. The lawsuit was brought in the northern district of California on January 31, 1997. The aircraft were modified using Supplemental Type Certificates (STCs) issued in 1988 by the FAA to Hayes International, Inc. (Hayes/Pemco) as a subcontractor to GATX/Airlog Company (GATX). Between 1988 and 1990, Hayes/Pemco modified five aircraft as a subcontractor to GATX using the STCs. Between 1990 and 1994, Chrysler Technologies Airborne Systems, Inc. (CTAS), a predecessor to L-3 Integrated Systems, performed as a subcontractor to GATX and modified an additional five aircraft using the STCs. Two of the aircraft modified by CTAS were owned by American International Airways, the predecessor to Kalitta Air. In 1996, the FAA determined that the engineering data provided by Hayes/Pemco supporting the STCs was inadequate and issued an Airworthiness Directive that effectively grounded the ten modified aircraft. The Kalitta Air aircraft have not been in revenue service since that date. The matter was tried in January 2001 against GATX and CTAS with the jury finding fault on the part of GATX, but rendering a unanimous defense verdict in favor of CTAS. Certain co-defendants had settled prior to trial. The U.S. Ninth Circuit Court of Appeals subsequently reversed and remanded the trial court's summary judgment rulings in favor of CTAS regarding a negligence claim by Kalitta Air, which asserts that CTAS as an expert in aircraft modification should have known that the STCs were deficient, and excluding certain evidence at trial. In preparation for retrial, Kalitta Air submitted to us an expert report on damages that calculated Kalitta Air's damages at either $232,000 or $602,000, depending on different factual assumptions. The Company retained experts whose reports indicate that, even in the event of an adverse jury finding on the liability issues at trial, Kalitta Air has already recovered amounts from the other parties to the initial suit that the Company believes more than fully compensated Kalitta Air for any damages it incurred. CTAS' insurance carrier has accepted defense of the matter with a reservation of its right to dispute its obligations under the applicable insurance policy in the event of an adverse jury finding. The retrial

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

began on January 18, 2005, and ended on March 2, 2005 with a deadlocked jury and mistrial. At trial, Kalitta Air claimed damages of $235,000. Although no date has been set for any further proceedings, a second retrial may be necessary in this matter. By order dated July 22, 2005, the Trial Court granted the Company's motion for judgment as a matter of law as to negligence dismissing that claim, denied our motion for judgment as a matter of law as to negligent misrepresentation, and certified the decision for interlocutory appeal to the Ninth Circuit Court of Appeals. The Ninth Circuit has accepted the appeals on all proceedings at the District Court will be stayed pending resolution of the appeals. The Company believes that it has meritorious defenses and intends to continue to vigorously defend this matter. However, litigation is inherently uncertain and it is possible that an adverse decision could be rendered, which could have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

On November 18, 2002, the Company initiated a proceeding against OSI Systems, Inc. (OSI) in the United States District Court sitting in the Southern District of New York seeking, among other things, a declaratory judgment that the Company had fulfilled all of its obligations under a letter of intent with OSI (the OSI Letter of Intent). Under the OSI Letter of Intent, the Company was to negotiate definitive agreements with OSI for the sale of certain businesses the Company acquired from PerkinElmer, Inc. on June 14, 2002. On February 7, 2003, OSI filed an answer and counterclaims alleging, among other things, that the Company defrauded OSI, breached obligations of fiduciary duty to OSI and breached its obligations under the OSI Letter of Intent. OSI has provided an expert report that calculated OSI's damages in the case of approximately $49,000 not including punitive damages and interest. Under the OSI Letter of Intent, the Company proposed selling to OSI the conventional detection business and the ARGUS business that the Company acquired from PerkinElmer, Inc. Negotiations with OSI lasted for almost one year and ultimately broke down over issues regarding, among other things, intellectual property, product-line definitions, allocation of employees and due diligence. A trial has been set for February 2006. The Company believes that the claims asserted by OSI in its suit are without merit and intends to defend against the OSI claims vigorously. However, litigation is inherently uncertain and it is possible that an adverse decision could be rendered, which could have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

On July 1, 2004, lawsuits were filed on behalf of the estates of 31 Russian children in the state courts of Washington, Arizona, California, Florida, New York and New Jersey against Honeywell, Honeywell TCAS, the Company, ACSS, Thales USA and Thales France. The suits are based on facts arising out of the crash over southern Germany of Bashkirian Airways Tupelov TU 154M aircraft and a DHL Boeing757 cargo aircraft. On-board the Tupelov aircraft were 12 crew members and 57 passengers, including 45 children. The Boeing aircraft carried a crew of three. Both aircraft were equipped with Honeywell/ACSS Model 2000, Change 7 Traffic Collision and Avoidance Systems. Sensing the other aircraft, the on-board DHL TCAS instructed the DHL pilot to climb, and the Tupelov on-board TCAS instructed the Tupelov pilot to descend. However, the Swiss air traffic controller ordered the Tupelov pilot to climb. The Tupelov pilot disregarded the on-board TCAS and put the Tupelov aircraft into a climb striking the DHL aircraft in midair at approximately 35,000 feet. All crew and passengers of both planes were lost. Investigations by the NTSB after the crash revealed that both TCAS units were performing as designed. The suits allege negligence and strict product liability based upon the design of the units and the training provided to resolve conflicting commands and seek compensatory damages. The Company's insurers have accepted defense of the matter and

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

retained counsel. The matters were consolidated in the Federal Court of New Jersey, which has dismissed the actions on the basis of forum non conveniens.

On April 4, 2005, Lockheed Martin Corporation (Lockheed) filed a lawsuit against L-3 Integrated Systems in the Federal District Court for the Northern District of Georgia alleging misappropriation of proprietary information and breach of a license agreement. The lawsuit arises out of L-3 Integrated Systems' pursuit of the Republic of Korea's P-3 Lot II Maritime Patrol Aircraft Program as a subcontractor to Korean Airspace Industries. Lockheed claims that in connection with this subcontracting effort, L-3 Integrated Systems will use certain Lockheed proprietary information in violation of both a prior settlement agreement between Lockheed and the U.S. Government, and a license agreement between Lockheed and L-3 Integrated Systems because L-3 Integrated Systems is acting as a subcontractor (as opposed to a prime contractor) to the Republic of Korea. Lockheed is seeking an injunction prohibiting L-3 Integrated Systems from using the proprietary P-3 data in violation of the existing agreements and unspecified money damages. The Company believes that the claims asserted by Lockheed in its suit are without merit and intends to defend against the Lockheed claims vigorously.

Legal Matters Pertaining to the Titan Acquired Businesses

Foreign Corrupt Practices Act Investigation

During the first quarter of 2004, Titan learned of allegations that improper payments under the Foreign Corrupt Practices Act (FCPA) had been made, or items of value had been provided, involving international consultants for Titan or its subsidiaries to foreign officials. The allegations, which were identified as part of internal reviews conducted by Titan and Lockheed in connection with their failed merger, were reported at that time to the government. Titan's Board of Directors established a committee of the Board to oversee Titan's internal review of these matters. In connection with the internal review, the SEC commenced an investigation into whether payments involving Titan's international consultants were made in violation of applicable law, particularly the FCPA. In addition, the Department of Justice (DoJ) initiated a criminal inquiry into this matter, and also initiated an investigation into whether these same alleged practices violated provisions of the United States Internal Revenue Code of 1986, as amended.

On March 1, 2005, Titan announced that it had entered into a consent to entry of a final judgment with the SEC without admitting or denying the SEC's allegations, and reached a plea agreement with the DoJ, under which Titan pled guilty to three FCPA counts related to its overseas operations. These counts consist of violations of the anti-bribery and the books and records provisions of the FCPA and aiding and assisting in the preparation of a false tax return.

In connection with the FCPA settlement, Titan made total payments of $28,500, including a DoJ-recommended fine of $13,000 and payments to the SEC of $15,500. A federal judge also imposed a three-year term of supervised probation. As part of these agreements, Titan agreed to: (1) implement a best-practices compliance program designed to detect and deter future violations of the FCPA; and (2) retain an independent consultant to review its policies and procedures with respect to FCPA compliance and to adopt the consultant's recommendations. If Titan fails to comply with its sentence or the consent to entry of a final judgment, it could be subject to additional criminal and civil fines or penalties and limitations on its ability to enter into or perform under U.S. government contracts, which would have a material adverse effect on the Company's financial position, results of operations or cash flows.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

Titan has made voluntary disclosures to the U.S. Department of State of suspected violations of law discovered in the course of Titan's internal FCPA investigation. The voluntary disclosures have not yet been resolved and may result in the assessment of fines or penalties against Titan. Further, as a result of Titan's plea agreement, Titan is currently unable to obtain new export licenses for items regulated by the U.S. Department of State. Titan has been working with the U.S. Department of State to obtain relief from this licensing ineligibility rule, but there is no assurance that Titan will be able to obtain new export licenses or amendments to existing ones or to utilize licensing exemptions in the foreseeable future. In addition, Titan's privilege to export products or services under existing export licenses may also be suspended. If Titan were prevented from obtaining new licenses and/or exporting products or services under existing licenses for a significant period of time, this could breach its obligations under certain contracts and could cause Titan to suffer adverse consequences, including termination of contracts and/or claims for damages. Titan does not know when, or if, it will be able to obtain relief from the licensing ineligibility rule, or for any further export license suspensions. Certain of Titan's revenues are generated by contracts with international customers which require export licenses. For the year ended December 31, 2004, Titan had revenues of approximately $27,000 that required it to have export licenses.

On March 2, 2005, the Navy, acting on behalf of the DoD, and Titan executed an administrative settlement agreement that would allow Titan to continue to receive U.S. government contracts. The agreement imposes certain duties and limitations on Titan and provides that the Navy will monitor for three years Titan's compliance with, among other things, the FCPA and federal procurement laws and regulations. Under the agreement, the Navy agreed not to undertake any administrative action to propose Titan for debarment, but reserved the right to undertake appropriate administrative action, in its discretion, in the event of the indictment or conviction of any then-current (as of the date of execution of the agreement) officer or director of Titan or any of its wholly-owned subsidiaries arising out of continuing investigations into the underlying matters that were the subject of the Titan plea agreement or the final judgment entered by the SEC. The Justice Department is continuing its investigation of individuals involved in these matters. The Navy agreement defines "Titan" to include, among other things, Titan's "affiliates." There is no assurance that the Company will not be construed as Titan's affiliate under the agreement. L-3 is working with the Navy to make appropriate modifications to the Navy agreement to reflect L-3's acquisition of Titan.

Titan has an ongoing obligation under its by-laws and under indemnity agreements with current and former employees to advance their costs of defense relating to the FCPA investigations and related class action and derivative litigation, subject to each individual undertaking to repay the costs of defense if it is ultimately determined that any such individual is not entitled to be indemnified by Titan.

Stockholder and Derivative Actions

Titan and its officers and directors are subject to several lawsuits arising out of the FCPA settlement and the failed merger with Lockheed Martin Corporation.

In re Titan Inc. Securities Litigation, No. 04-CV-0701-K(NLS), is a consolidated putative class action filed before the U.S. District Court for the Southern District of California (the Federal Securities Action). The complaint alleges, among other things, that Titan and its officers and directors violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Securities and Exchange Commission (SEC) Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act, by issuing a series of press releases, public statements and filings disclosing

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

significant historical and future revenue growth, but omitting to mention certain allegedly improper payments involving international consultants in connection with Titan's international operations, thereby artificially inflating the trading price of Titan's common stock. On July 18, 2005, an amended complaint in the securities action was filed that, among other things, added the claims that were previously pled in the "Holder Actions" described in the next paragraph. The Federal Securities Action and the Holder Actions are referred to collectively as the "Securities Action."

Certain Titan officers are also parties to putative class action complaints filed in the Superior Court for the State of California in and for San Diego County (the Holder Actions). These cases include Paul Berger v. Gene W. Ray, et al., No. GIC 828346, and Robert Garfield v. Mark W. Sopp, et. al, No. GIC 828345. These actions purport to be brought on behalf of all holders of Titan common stock as of April 7, 2004. The Holder Actions allege, among other things, that the defendants breached their fiduciary duties by acquiescing in or condoning Titan's alleged violations of the FCPA by failing to establish adequate procedures to prevent the alleged FCPA violations, and by failing, in bad faith, to voluntarily report the alleged FCPA violations to government officials.

Titan's directors and certain Titan officers, with Titan as a nominal defendant, are also party to Theodore Weisgerber v. Gene Ray, et al., No. 832018, which was filed in the Superior Court for the State of California, San Diego; Robert Ridgeway v. Gene Ray, et al., No. 542-N, which was filed in Delaware Court of Chancery, New Castle County; Bernd Bildstein v. Gene Ray, et al., No. 833701, which was filed in the Superior Court for the State of California, San Diego County; and Madnick v. Gene Ray, et al., No. 1215-N, which was filed in the Delaware Court of Chancery, New Castle County (the Derivative Actions). The Derivative Actions purport to be brought for the benefit of the nominal defendant, Titan, and allege that the defendants breached their fiduciary duties by failing to monitor and supervise management in a way that would have either prevented the alleged FCPA violations or would have detected the alleged FCPA violations. The Weisgerber complaint was subsequently amended to include allegations that the defendants breached their fiduciary duties by failing to monitor and supervise management in a way that would have prevented the alleged mistreatment of prisoners at the Abu Ghraib prison in Iraq, alleged billing errors relating to the work performed by foreign nationals, and the loss of contracts with the government. On June 3, 2005, an amended complaint was filed in the Ridgeway action which added, among other things, a claim alleging that Titan's directors breached their fiduciary duty in connection with their approval of the merger with the Company. The Company was named as a defendant in the Ridgeway action for allegedly aiding and abetting this alleged breach of fiduciary duty.

On June 6, 2005, a putative class action, Gentsch v. Titan Corp. et al., No. GIC 848598, was filed in Superior Court for the State of California against Titan and its board of directors challenging the merger between Titan and the Company.

Concurrently with entering into the merger agreement for the Titan acquisition, two memoranda of understanding were executed. First, the defendants in the Securities Action, including Titan and certain of its directors and officers, entered into a memorandum of understanding (the Securities MOU) with plaintiffs in the Federal Securities and Holder actions. Pursuant to the Securities MOU, plaintiffs and their counsel will receive $61,500. Second, the defendants in the Derivative Actions, including Titan and certain of its directors and officers and the Company, entered into a separate memorandum of understanding (the Derivative MOU) with plaintiffs in the Derivative Actions. As a result of negotiations with the plaintiffs in the Derivative Actions, the Company agreed, among other things, to increase the purchase price for Titan's common stock to $23.10 per share and reduced the termination fee potentially payable by Titan. Pursuant to the Derivative MOU, the Company has

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

agreed to pay any plaintiff attorneys' fees awarded by the Delaware Court of Chancery up to $5,900. These liabilities, amounting to $67,400, were previously recognized by Titan as a current liability and assumed by L-3 as part of the Titan acquisition (see Note 4).

After the completion of confirmatory discovery, including the review by plaintiffs' counsel of certain documents of Titan and the Company and the taking of several depositions, the parties executed stipulations of settlement (i.e., the Securities Settlement and the Derivative Settlement) on July 22, 2005. The Derivative Settlement that was executed included the settlement of the Gentsch matter. The Securities Settlement was preliminarily approved on September 26, 2005 and a Final Settlement Hearing is scheduled for December 19, 2005. The Derivative Settlement was preliminarily approved on August 8, 2005 and a Final Settlement Hearing is scheduled for November 2, 2005. Both settlements remain subject to court approval.

SureBeam Related Litigation

In August 2002, Titan completed the spin-off of its former subsidiary, SureBeam Corporation. On January 19, 2004, SureBeam voluntarily filed for bankruptcy relief to be liquidated under Chapter 7 of the United States Bankruptcy Court. Various lawsuits have been filed against Titan and/or certain directors and executive officers of Titan in connection with SureBeam.

Titan, certain corporate officers of SureBeam, Dr. Gene Ray and Susan Golding, as SureBeam directors, and certain investment banks that served as lead underwriters for SureBeam's March 2001 initial public offering, have been named as defendants in several purported class action lawsuits filed by holders of common stock of SureBeam in the U.S. District Court. On October 6, 2003, these lawsuits were consolidated into In re SureBeam Corporation Securities Litigation, No. 03-CV-001721-JM (POR) in the U.S. District Court for the Southern District of California. The consolidated action seeks an unspecified amount of damages and alleges that each of the defendants, including Titan, as a "control person" of SureBeam within the meaning of Section 15 of the Securities Act, should be held liable under Section 11 of the Securities Act because the prospectus for SureBeam's initial public offering was allegedly inaccurate and misleading, contained untrue statements of material facts, and omitted to state other facts necessary to make the statements made therein not misleading. The consolidated action further alleges that the defendants, including Titan, as a control person of SureBeam within the meaning of Section 20(a) of the Exchange Act, should be held liable under Section 10(b) of the Exchange Act for false and misleading statements made during the period from March 16, 2001 to August 27, 2003. On January 3, 2005, the court granted in part and denied in part motions to dismiss the operative complaint. An amended complaint was filed on March 1, 2005. The Company intends to defend the claims vigorously.

On September 17, 2004, the bankruptcy trustee in the SureBeam Corporation bankruptcy pending in the United States Bankruptcy Court for the Southern District of California brought an action in San Diego Superior Court, on behalf of the bankruptcy estate, against certain directors and current and former executive officers of Titan who served at one time as directors or officers of SureBeam. The bankruptcy trustee's complaint raises claims of breach of fiduciary duties, gross mismanagement, abuse of corporate control, waste of corporate assets, breach of the duty of loyalty, unjust enrichment, breach of fiduciary duties for insider trading and violation of the California Corporation Code. Because the defendants were named by reason of the fact that they were serving as directors or officers of SureBeam at the request of Titan, Titan is covering the costs of defense of these claims, subject to indemnification agreements and bylaw provisions. The Company has agreed to settle the trustee claim for $5,000 and is working to finalize the settlement.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

Government Investigations

In October 2002, Titan received a grand jury subpoena from the Antitrust Division of the DoJ requesting the production of documents relating to information technology services performed for the Air Force at Hanscom Air Force Base in Massachusetts and Wright-Patterson Air Force Base in Ohio. Titan has been informed that other companies who have performed similar services have received subpoenas as well. A senior Titan employee has provided a handwriting exemplar in connection with this matter and three Titan employees have previously testified before the grand jury in exchange for receiving immunity. Titan is not aware of any illegal or inappropriate conduct and has been cooperating and will continue to cooperate fully with the investigation.

In March 2003, Titan received a subpoena from the Office of Inspector General for the National Aeronautics and Space Administration (NASA) seeking certain records relating to billing for labor services in connection with its contracts with NASA. Titan also received a subpoena from the Office of Inspector General for the General Services Administration (GSA) seeking similar records relating to billing for labor categories in connection with contracts with GSA. In response to these subpoenas, Titan has provided documents relating to billing for labor services in connection with government contracts. Titan has been informed by NASA that the NASA investigation is closed. Titan is not aware of any illegal or inappropriate conduct and has been cooperating and will continue to cooperate fully with the GSA investigation.

These investigations are ongoing, and we are unable to predict their outcome at this time. Any penalties imposed by the U.S. Government in these matters could have a material adverse effect on the Company's financial position, results of operations or cash flows.

Other Legal Proceedings

Since June 9, 2004, two lawsuits have been filed alleging that Titan and other defendants either participated in, approved of, or condoned the mistreatment of prisoners by United States military officials in certain prison facilities in Iraq in violation of federal, state and international law. The first of these cases, Saleh v. Titan Corporation, No. 04-CV-1143 R, was filed in the United States District Court for the Southern District of California against The Titan Corporation, CACI International, Inc. (CACI), and its affiliates, and three individuals (one formally employed by Titan and one by a Titan subcontractor). Plaintiffs in Saleh seek class certification. The second case, Ibrahim v. Titan Corporation, No. 04-CV-1248, was filed on July 27, 2004, on behalf of five individual plaintiffs against Titan, CACI and CACI affiliates, and contains allegations similar to those in Saleh. Class certification has not been requested in Ibrahim. The Company intends to defend these lawsuits vigorously.

On January 23, 2004, Titan, together with its wholly-owned subsidiary, Titan Wireless, Inc., and Titan Wireless's wholly-owned subsidiary, Titan Africa, Inc., were named as defendants in Gonzales Communications, Inc. v. Titan Wireless, Inc., Titan Africa, Inc., The Titan Corporation, Geolution International Inc., and Mundi Development, Inc., a lawsuit filed in the U.S. District Court for the Southern District of California, No. 04-CV-00147 WQH (JMA). The complaint relates to the purchase by Gonzales Communications of equipment and related services under an equipment purchase agreement entered into with Titan Wireless in June 2001. Gonzales Communications contends that the equipment and services delivered were unsatisfactory. In the complaint, Gonzales Communications seeks direct damages in the amount of $900 plus interest, representing the amount Gonzales Communications alleges to have previously paid under the agreement, and consequential damages of approximately $16,300. To date, Titan and its subsidiaries have not received payment in full under the agreement for the equipment and services that were delivered to Gonzales Communications. Titan has

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

filed a counterclaim against Gonzales Communications for in excess of $1,200. On July 11, 2005, the court granted in part and denied in part Titan's motion for summary judgment. The Company intends to defend its position vigorously.

On March 14, 2005, Makram Majid Chams, a former consultant of Titan filed a claim with the Preliminary Committee on Labor Disputes Settlement in Saudi Arabia. Mr. Chams alleges that Titan wrongfully terminated his consulting agreement and that he was defamed by Titan's publication in a local newspaper of a mandatory notice that he is no longer representing Titan. The plaintiff is seeking approximately $21,900 in damages. The Company intends to defend its position vigorously.

In December 2001, the current occupants of a property formerly owned by Titan commenced an environmental action, Lefcourt Associates, Ltd. et al. v. The Thor Corporation, et al., against Titan and others in New Jersey state court. Plaintiffs contend that Titan is liable for the damages caused by hazardous waste materials originating from adjacent land to the extent that Titan purportedly provided indemnification to plaintiffs when it sold the property to them in 1986. Discovery is in progress, and we cannot predict the outcome of this litigation at this time.

13.    Pension and Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company's pension and postretirement benefit plans.

	Three Months Ended September 30,
	2005	2004	2005	2004
	Pension Plans		Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$19,467	$14,009	$1,140	$759
Interest cost	22,277	15,143	1,683	1,718
Amortization of prior service cost	755	361	(561)	(985)
Expected return on plan assets	(26,057)	(14,143)	(192)	(316)
Recognized actuarial (gain) loss	2,586	2,390	(599)	(186)
Settlement loss (gain)	147	2,288	(62)	—
Net periodic benefit cost	$19,175	$20,048	$1,409	$990

	Nine Months Ended September 30,
	2005	2004	2005	2004
	Pension Plans		Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$55,828	$43,241	$3,715	$3,255
Interest cost	56,674	43,406	6,436	6,055
Amortization of prior service cost	1,958	872	(2,853)	(2,148)
Expected return on plan assets	(57,943)	(40,316)	(922)	(854)
Recognized actuarial (gain) loss	10,188	9,137	(250)	192
Settlement loss	147	2,288	(62)	—
Net periodic benefit cost	$66,852	$58,628	$6,064	$6,500

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

The Company expects to contribute approximately $90,000 of cash to its pension plans in 2005, of which approximately $52,402 was contributed during the nine months ended September 30, 2005.

14.    Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2005	2004
Interest paid	$108,128	$100,048
Income tax payments	35,254	34,598
Income tax refunds	1,712	3,232
Noncash transactions:
Conversion of 5¼% convertible senior subordinated notes to L-3 Holdings' common stock	—	298,183

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

15.    Segment Information

As discussed in Note 1 above, during the 2005 third quarter, the Company restated the prior period reportable segment data to conform to the current period presentation, and renamed three of its four reportable segments. The Company's four reportable segments are: (1) C3ISR, (2) Government Services, (3) Aircraft Modernization and Maintenance and (4) Specialized Products, all of which are described in Note 1. The Company evaluates the performance of its operating segments and reportable segments based on their sales and operating income.

The tables below present sales, operating income, depreciation and amortization and total assets by reportable segment.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004		2005	2004
Sales:
C3ISR	$615,442	$443,387		$1,480,547	$1,243,170
Government Services	560,595	284,677	(1)	1,177,869	781,300	(1)
Aircraft Modernization and Maintenance	549,156	470,262	(1)	1,705,455	1,369,200	(1)
Specialized Products	819,707	606,537	(1)	2,262,516	1,652,352	(1)
Elimination of intersegment sales	(38,528)	(20,731)		(81,926)	(60,261)
Consolidated total	$2,506,372	$1,784,132		$6,544,461	$4,985,761
Operating Income:
C3ISR	$69,646	$53,631		$178,530	$156,595
Government Services	47,364	28,276	(1)	103,048	85,082	(1)
Aircraft Modernization and Maintenance	56,369	59,687	(1)	169,669	141,317	(1)
Specialized Products	93,064	57,766	(1)	239,325	146,086	(1)
Consolidated total	$266,443	$199,360		$690,572	$529,080
Depreciation and Amortization:
C3ISR	$9,004	$8,644		$24,570	$24,589
Government Services	4,247	1,507		8,568	4,489
Aircraft Modernization and Maintenance	6,717	5,500		18,974	16,484
Specialized Products	21,219	15,053		56,918	43,931
Consolidated total	$41,187	$30,704		$109,030	$89,493

	September 30, 2005	December 31, 2004
Total Assets:
C3ISR	$2,641,408	$1,280,961	(2)
Government Services	1,987,878	844,323	(1)
Aircraft Modernization and Maintenance	1,741,671	1,682,637	(1)
Specialized Products	4,389,880	3,081,683	(1)(2)
Corporate	825,005	891,161
Consolidated total	$11,585,842	$7,780,765

(1)	During the 2005 third quarter, L-3 reclassified to the Specialized Products reportable segment (i) its Link Training Services and Microdyne Outsourcing operating segments, previously included in its Government Services reportable segment, and (ii) the ACSS, Avionics Systems, Aviation Recorders, Display Systems and Electrodynamics operating segments, previously included in its Aircraft Modernization and Maintenance reportable segment. As a result of these reclassifications for the three months ended September 30, 2004, $50,310 of sales and $5,428 of operating income was reclassified from L-3's Government Services reportable segment to its Specialized Products reportable segment, and $103,432 of sales and $20,159 of operating income was reclassified from its Aircraft Modernization and Maintenance

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

reportable segment to its Specialized Products reportable segment. For the nine months ended September 30, 2005, $146,019 of sales and $15,856 of operating income was reclassified from L-3's Government Services reportable segment to its Specialized Products reportable segment and $278,673 of sales and $42,513 of operating income was reclassified from L-3's Aircraft Modernization and Maintenance reportable segment to its Specialized Products reportable segment. At December 31, 2004, $133,219 of total assets was reclassified from L-3's Government Services reportable segment to its Specialized Products reportable segment and $569,648 of total assets was reclassified from L-3's Aircraft Modernization and Maintenance reportable segment to its Specialized Products reportable segment.

(2)	During the first quarter of 2005, the Company completed its evaluation of the segment classification for Cincinnati Electronics and assigned it to the Specialized Products segment. At December 31, 2004, $224,465 of total assets were reclassified from the C3ISR reportable segment to the Specialized Products reportable segment.

16.    Recently Issued Accounting Standards

In December of 2004, the FASB revised its FASB Statement No. 123, Accounting for Stock Based Compensation (SFAS 123) and renamed it FASB Statement No. 123, Share-Based Payment (SFAS 123R). SFAS 123R requires that compensation expense relating to share-based payment transactions be recognized in financial statements at estimated fair value. The scope of SFAS 123R includes a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. This standard replaces SFAS 123 and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company previously elected not to adopt the fair value based method of accounting for stock-based employee compensation as permitted by SFAS 123. The adoption of SFAS 123R will result in the recording of non-cash compensation expenses, which is not currently recognized in the Company's financial statements. In accordance with SFAS 123, the Company discloses pro forma net income and earnings per share adjusted for non-cash compensation expenses arising from the estimated fair value of share-based payment transactions. See Note 3 above for a further discussion of the Company's accounting for stock-based employee compensation and disclosure of pro forma historical net income and earnings per share. On April 15, 2005, the SEC issued Release No. 33-8568, Amendment to Rule 4-01a of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment. The SEC Release amends the effective date for compliance with SFAS 123R for the Company from July 1, 2005 to January 1, 2006.

In March of 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment (SAB 107). SAB 107 provides guidance to assist registrants in the initial implementation of SFAS 123R. SAB 107 includes, but is not limited to, interpretive guidance related to shared-based payment transactions with nonemployees, valuation methods and underlying expected volatility and expected term assumptions, the classification of compensation expenses and accounting for the income tax effects of share-based arrangements upon adopting the SFAS 123R. The Company is currently assessing the guidance provided in SAB 107 in connection with the implementation of SFAS 123R. The Company expects that the impact of adopting SFAS 123R may result in a non-cash reduction to the Company's diluted EPS in 2006 of approximately between $0.17 and $0.20.

The U.S. enacted the American Jobs Creation Act of 2004 (the American Jobs Creation Act) in October 2004 which contains many provisions affecting corporate taxation. The American Jobs Creation Act phases out the extraterritorial income (ETI) exclusion benefit for export sales and phases in a new tax deduction for income from qualified domestic production activities (QPA) over a transition period beginning in 2005. In December 2004, the FASB issued FASB Staff Position 109-1 (FSP 109-1), which provides guidance that the QPA deduction should be treated as a special income tax deduction as described in SFAS 109. As such, QPA has no impact on the Company's deferred tax assets or liabilities existing as of the enactment date. Rather, the QPA deduction will be reported in the period that the deductions are claimed on the Company's income tax returns. The Company has

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

completed its evaluation of the net impact of the American Jobs Creation Act, and has determined that the benefit from the phase-in of the QPA deduction is substantially equivalent to the lost benefit from the phase-out of the ETI exclusion in 2005. The Company also determined that the other provisions included in the American Jobs Creation Act will not have a significant impact on the Company's financial position, results of operations or cash flows.

In May of 2005, the FASB issued SFAS Statement No. 154, Accounting Changes and Error Corrections (SFAS 154), which requires retrospective application of all voluntary changes in accounting principles to all periods presented, rather than using a cumulative catch-up adjustment as currently required for most accounting changes under APB Opinion 20. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and will be effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. While the Company does not believe the adoption of SFAS 154 will have a significant impact on the Company's financial position, results of operations or cash flows, the impact of adopting SFAS 154 is dependent on events that could occur in future periods and, therefore, cannot be determined until, and if, an event occurs in the future period.

In June of 2005, the FASB approved EITF Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements (EITF 05-06). EITF 05-06 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. EITF 05-06 did not and is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

17.    Unaudited Financial Information of L-3 Communications and its Subsidiaries

L-3 Communications is a wholly-owned subsidiary of L-3 Holdings. The debt of L-3 Communications, including the senior subordinated notes and borrowings under amounts drawn against the senior credit facility are guaranteed, on a joint and several, full and unconditional basis, by certain of its wholly-owned domestic subsidiaries (the Guarantor Subsidiaries). The foreign subsidiaries and certain domestic subsidiaries of L-3 Communications do not guarantee the debt of L-3 Communications (the Non-Guarantor Subsidiaries). None of the debt of L-3 Communications has been issued by its subsidiaries. There are no restrictions on the payment of dividends from the Guarantor Subsidiaries to L-3 Communications.

The following unaudited condensed combining financial information present the results of operations, financial position and cash flows of (i) L-3 Holdings, excluding L-3 Communications, (ii) L-3 Communications, excluding its consolidated subsidiaries (the Parent), (iii) the Guarantor Subsidiaries, (iv) the Non-Guarantor Subsidiaries and (v) the eliminations to arrive at the information for L-3 Communications on a consolidated basis.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated L-3 Communications
Condensed Combining Balance Sheets:
At September 30, 2005:
Current assets:
Cash and cash equivalents	$—	$207,666	$(86,945)	$105,595	$—	$226.316
Contracts in process	—	642,059	1,856,847	327,830	—	2,826,736
Other current assets	—	216,456	52,215	15,794	—	284,465
Total current assets	—	1,066,181	1,822,117	449,219	—	3,337,517
Goodwill	—	1,068,138	5,170,764	676,268	—	6,915,170
Other assets	—	385,540	820,721	126,894	—	1,333,155
Investment in and amounts due from consolidated subsidiaries	5,009,288	7,454,427	1,022,203	58,970	(13,544,888)	—
Total assets	$5,009,288	$9,974,286	$8,835,805	$1,311,351	$(13,544,888)	$11,585,842
Current liabilities	$—	$569,863	$853,109	$314,343	$—	$1,737,315
Other long-term liabilities	—	461,555	324,763	38,640	—	824,958
Long-term debt	700,000	4,633,580	—	—	(700,000)	4,633,580
Minority interests	—	—	(9)	80,710	—	80,701
Shareholders' equity	4,309,288	4,309,288	7,657,942	877,658	(12,844,888)	4,309,288
Total liabilities and shareholders' equity	$5,009,288	$9,974,286	$8,835,805	$1,311,351	$(13,544,888)	$11,585,842
At December 31, 2004:
Current assets:
Cash and cash equivalents	$—	$643,173	$(45,220)	$55,466	$—	$653,419
Contracts in process	—	591,018	1,111,253	276,756	—	1,979,027
Other current assets	—	127,465	39,390	9,023	—	175,878
Total current assets	—	1,361,656	1,105,423	341,245	—	2,808,324
Goodwill	—	885,242	2,709,731	459,841	—	4,054,814
Other assets	—	307,929	492,264	117,434	—	917,627
Investment in and amounts due from consolidated subsidiaries	3,799,761	4,259,200	831,062	40,000	(8,930,023)	—
Total assets	$3,799,761	$6,814,027	$5,138,480	$958,520	$(8,930,023)	$7,780,765
Current liabilities	$—	$495,190	$489,500	$191,150	$—	$1,175,840
Other long-term liabilities	—	329,270	182,679	25,873	—	537,822
Long-term debt	—	2,189,806	—	—	—	2,189,806
Minority interests	—	—	—	77,536	—	77,536
Shareholders' equity	3,799,761	3,799,761	4,466,301	663,961	(8,930,023)	3,799,761
Total liabilities and shareholders' equity	$3,799,761	$6,814,027	$5,138,480	$958,520	$(8,930,023)	$7,780,765

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated L-3 Communications
Condensed Combining Statements of Operations:
For the nine months ended September 30, 2005:
Sales	$—	$1,778,049	$3,987,534	$794,724	$(15,846)	$6,544,461
Costs and expenses	—	1,546,579	3,608,980	714,176	(15,846)	5,853,889
Operating income	—	231,470	378,554	80,548	—	690,572
Other (income) expense, net	—	(14,894)	(470)	(1,260)	10,150	(6,474)
Interest expense	4,026	135,130	1,284	10,282	(14,176)	136,546
Minority interests in net income of consolidated subsidiaries	—	—	—	7,945	—	7,945
Provision (benefit) for income taxes	(1,469)	34,405	137,875	23,207	1,469	195,487
Equity in net income of consolidated subsidiaries	359,625	280,239	—	—	(639,864)	—
Net income	$357,068	$357,068	$239,865	$40,374	$(637,307)	$357,068
For the nine months ended September 30, 2004:
Sales	$—	$1,471,076	$2,934,212	$600,525	$(20,052)	$4,985,761
Costs and expenses	—	1,290,523	2,660,095	526,115	(20,052)	4,456,681
Operating income	—	180,553	274,117	74,410	—	529,080
Other (income) expense, net	—	(11,738)	783	3,545	9,138	1,728
Interest expense	13,630	106,030	410	9,477	(22,768)	106,779
Minority interests in net income of consolidated subsidiaries	—	—	—	7,078	—	7,078
Provision (benefit) for income taxes	(4,975)	31,486	99,617	19,823	4,975	150,926
Equity in net income of consolidated subsidiaries	271,224	207,794	—	—	(479,018)	—
Net income	$262,569	$262,569	$173,307	$34,487	$(470,363)	$262,569

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated L-3 Communications
Condensed Combining Statements of Operations
For the three months ended September 30, 2005:
Sales	$—	$622,186	$1,621,368	$264,791	$(1,973)	$2,506,372
Costs and expenses	—	531,030	1,475,072	235,800	(1,973)	2,239,929
Operating income	—	91,156	146,296	28,991	—	266,443
Other (income) expense, net	—	(3,236)	(647)	(473)	3,426	(930)
Interest expense	4,026	59,580	189	3,591	(7,452)	59,934
Minority interests in net income of consolidated subsidiaries	—	—	—	2,554	—	2,554
Provision (benefit) for income taxes	(1,469)	6,740	54,258	8,632	1,469	69,630
Equity in net income of consolidated subsidiaries	137,812	107,183	—	—	(244,995)	—
Net income	$135,255	$135,255	$92,496	$14,687	$(242,438)	$135,255
For the three months ended September 30, 2004:
Sales	$—	$532,908	$1,041,919	$215,674	$(6,369)	$1,784,132
Costs and expenses	—	469,148	940,637	181,356	(6,369)	1,584,772
Operating income	—	63,760	101,282	34,318	—	199,360
Other (income) expense, net	—	(3,599)	(25)	(1,194)	3,131	(1,687)
Interest expense	4,590	34,629	153	3,203	(7,721)	34,854
Minority interests in net income of consolidated subsidiaries	—	—	—	4,791	—	4,791
Provision (benefit) for income taxes	(1,675)	11,947	36,921	10,044	1,675	58,912
Equity in net income of consolidated subsidiaries	105,405	81,707	—	—	(187,112)	—
Net income	$102,490	$102,490	$64,233	$17,474	$(184,197)	$102,490

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated L-3 Communications
Condensed Combining Statements of Cash Flows:
For the nine months ended September 30, 2005:
Operating activities:
Net cash from operating activities	$—	$253,546	$224,706	$101,310	$—	$579,562
Investing activities:
Acquisition of businesses, net of cash acquired	—	(206,825)	(2,969,767)	(204,052)	—	(3,380,644)
Other investing activities	(199,542)	(3,192,362)	(40,422)	(6,311)	3,373,361	(65,276)
Net cash used in investing activities	(199,542)	(3,399,187)	(3,010,189)	(210,363)	3,373,361	(3,445,920)
Financing activities:
Proceeds from sale of senior subordinated notes	700,000	990,900	—	—	—	1,690,900
Borrowings under term loan facility	—	750,000	—	—	—	750,000
Other financing activities	(500,458)	969,234	2,743,758	159,182	(3,373,361)	(1,645)
Net cash from financing activities	199,542	2,710,134	2,743,758	159,182	(3,373,361)	2,439,255
Net increase (decrease) in cash	—	(435,507)	(41,725)	50,129	—	(427,103)
Cash and cash equivalents, beginning of period	—	643,173	(45,220)	55,466	—	653,419
Cash and cash equivalents, end of period	$—	$207,666	$(86,945)	$105,595	$—	$226,316
For the nine months ended September 30, 2004:
Operating activities:
Net cash from operating activities	$—	$113,509	$239,724	$54,732	$—	$407,965
Investing activities:
Acquisition of businesses, net of cash acquired	—	(57,483)	(76,860)	(223)	—	(134,566)
Other investing activities	(108,700)	(93,546)	(26,787)	(6,109)	185,783	(49,359)
Net cash used in investing activities	(108,700)	(151,029)	(103,647)	(6,332)	185,783	(183,925)
Financing activities:
Net cash from (used in) financing activities	108,700	239,993	(131,356)	(23,132)	(185,783)	8,422
Net increase in cash	—	202,473	4,721	25,268	—	232,462
Cash and cash equivalents, beginning of period	—	155,375	(41,291)	20,792	—	134,876
Cash and cash equivalents, end of period	$—	$357,848	$(36,570)	$46,060	$—	$367,338

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

L-3 Communications Holdings, Inc., and its subsidiaries, including L-3 Communications Corporation (referred to as L-3, we, us and our) is a leading supplier of a broad range of products and services used in a substantial number of aerospace and defense platforms. We also are a major supplier of systems, subsystems and products on many platforms, including those for secure communication networks and communications products, mobile satellite communications, information security systems, shipboard communications, naval power systems, missiles and munitions, telemetry and instrumentation and airport security systems. We also are a prime system contractor for aircraft modernization and operations & maintenance (O&M), Command, Control and Communications (C3), Intelligence, Surveillance and Reconnaissance (ISR) collection systems and services, training and simulation, intelligence services, and government support services. Our customers include the U.S. Department of Defense (DoD) and its prime contractors, the U.S. Department of Homeland Security (DHS), U.S. Government intelligence agencies, major aerospace and defense contractors, allied foreign government ministries of defense, commercial customers and certain other U.S. federal, state and local government agencies.

We have four reportable segments. During the 2005 third quarter we renamed three of our four reportable segments as follows: (i) Secure Communications & ISR changed to Command, Control, Communications, Intelligence, Surveillance and Reconnaissance (C3ISR), (ii) Training, Simulation & Government Services changed to Government Services, and (iii) Aircraft Modernization, O&M and Products changed to Aircraft Modernization and Maintenance (AM&M). The Specialized Products reportable segment name remained the same.

During the 2005 third quarter we revised the aggregation of our operating segments within our four reportable segments in connection with our acquisition of The Titan Corporation (Titan), to provide a more clearly defined presentation of our businesses, focused on customers, markets, products and services and independent research and development. Consequently, we have restated our reportable segments by reclassifying into the Specialized Products reportable segment the following: (i) our aviation products operating segments, which were previously included within the Aircraft Modernization and Maintenance reportable segment and (ii) our Link Training and Microdyne Outsourcing operating segments which, were previously included within the Government Services reportable segment. Prior period reportable segment data have been restated to conform to the current period presentation.

The C3ISR reportable segment provides products and services for the global ISR market, C3 Systems and secure, high data rate communication systems and equipment primarily for intelligence, reconnaissance and surveillance applications. We believe that these products and services are critical elements for a substantial number of major command, control, communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring and dissemination functions of these communication systems. The Government Services reportable segment provides communications systems support and engineering services, information technology services, teaching and training services, marksmanship training systems and services, and intelligence support and analysis services. The Aircraft Modernization and Maintenance reportable segment provides specialized aircraft modernization and upgrades, maintenance and logistics support services. The Specialized Products reportable segment provides a broad range of products, including naval warfare products, aviation products, telemetry and navigation products, sensors and imaging products, premium fuzing products, security systems, simulation devices, microwave components and information products.

On July 29, 2005, we acquired Titan for $23.10 per share in cash, or approximately $2,759.3 million, including the assumption of $626.0 million of Titan's debt. Concurrent with the acquisition, we repaid or redeemed all of Titan's outstanding debt. The Titan acquisition was financed with a combination of cash on hand, borrowings under our senior credit facility and net proceeds from the issuance of convertible contingent debt securities by L-3 Holdings and senior subordinated notes by L-3 Communications. See "Liquidity and Capital Resources — Statement of Cash Flows — Financing Activities" below.

Following the acquisition, Titan's legacy business sectors (excluding Titan's products businesses) were consolidated into five new L-3 operating segments arranged to focus on Titan's unique and complimentary businesses. These five operating segments are included in L-3's reportable segments as follows:

•	Intelligence Solutions, which provides support to the DoD and intelligence agencies, is included in the C3ISR reportable segment;

•	Technical & Management Services, which provides support of intelligence, logistics, Command, Control and Communications (C3), and combatant commands, is included in the C3ISR reportable segment;

•	Aviation & Maritime Services, which provides support for maritime and expeditionary warfare, is included in the Government Services reportable segment; and

•	Enterprise Solutions, which provides conventional high-end information technology (IT) support to U.S. federal agencies and the DoD, is included in the Government Services reportable segment; and

•	Linguist Operations and Technical Support, which provides linguist services, including translation, interpretation and analysis support, to the DoD, is included in the Government Services reportable segment.

Titan's remaining legacy businesses, which are products focused, were consolidated into L-3's Specialized Products reportable segment.

Total sales for Titan for the year ended December 31, 2004 were $2,046.5 million. The Titan acquisition will reduce our consolidated operating margin because Titan has lower operating margin than L-3, due to its business mix and contract-type sales mix. The table below presents customer-type and contract-type sales mix as a percentage of total sales for the year ended December 31, 2004 for L-3, Titan and pro forma for the combined company, excluding the other 2005 acquired businesses. See Note 4 to the unaudited condensed consolidated financial statements. The pro forma combined customer-type and contract-type percentage below are not necessarily indicative of the results that would have actually occurred had we completed the Titan acquisition on January 1, 2004.

	L-3	Titan	Pro Forma Combined
2004 Sales Mix:
Customer-Type:
U.S. Government	80.3%	97.0%	84.1%
Commercial and foreign governments	19.7%	3.0%	15.9%
	100.0%	100.0%	100.0%
Contract-Type:
Fixed-price	60.6%	15.1%	50.2%
Cost-reimbursable	26.9%	47.9%	31.7%
Time-and-material	12.5%	37.0%	18.1%
	100.0%	100.0%	100.0%

This Management's Discussion and Analysis of Results of Operations and Financial Condition (MD&A) should be read in conjunction with our MD&A for the fiscal year ended December 31, 2004, included in the Annual Report for L-3 Holdings and L-3 Communications on Form 10-K for the fiscal year ended December 31, 2004.

Business Acquisitions

The table below summarizes the business acquisitions that we have completed from January 1, 2004, through September 30, 2005.

Business Acquisitions	Date Acquired	Purchase Price(1)
		(in millions)
Beamhit LLC	May 13, 2004	$40.9	(2)
Brashear, LP	June 14, 2004	36.3
Commercial Infrared business of Raytheon Company(3)	November 9, 2004	44.3
Cincinnati Electronics, Inc.	December 9, 2004	176.3
Canadian Navigation Systems and Space Sensors System business of Northrop Grumman(4)	December 30, 2004	69.9
Other 2004 business acquisitions	Various dates in 2004	77.6(5	)(6)
Marine Controls division of CAE (MAPPS)(7)	February 3, 2005	196.8	(8)
Propulsion Systems business unit of General Dynamics(9)	February 25, 2005	196.8
Electron Dynamics Devices business of the Boeing Company(10)	February 28, 2005	90.0	(8)
The Titan Corporation (Titan)	July 29, 2005	2,759.3	(11)
Other 2005 business acquisitions	Various dates in 2005	109.5(12	)(13)

(1)	The purchase price represents the contractual consideration for the acquired business, excluding adjustments for net cash acquired and acquisition costs.

(2)	Excludes additional purchase price, which is contingent upon the financial performance of Beamhit for the years ending December 31, 2005, 2006 and 2007.

(3)	Following the acquisition, we changed the name of the Commercial Infrared business to L-3 Communications Infrared Products.

(4)	Following the acquisition, we changed the name of the Canadian Navigation System and Space Sensors System business to L-3 Communications Electronics Systems (LES).

(5)	Excludes additional purchase price, expected not to exceed $31.0 million, which is contingent upon the financial performance of AVISYS, Bay Metals, D.P. Associates and BAI Aerosystems for the years ending December 31, 2005 and 2006.

(6)	The other businesses acquired during 2004 are: AVISYS, Inc., the General Electric Driver Development business, Bay Metals, D.P. Associates, certain video security product lines of Sarnoff Corporation and BAI Aerosystems

(7)	Following the acquisition, we changed the name of the Marine Controls business to L-3 Communications MAPPS Inc.

(8)	The purchase price is subject to adjustment based on actual closing date net assets or net working capital of the acquired business.

(9)	Following the acquisition, we changed the name of the Propulsion Systems business to L-3 Communications – Combat Propulsion Systems.

(10)	Following the acquisition, we changed the name of the Electron Dynamics Devices business to L-3 Communications – Electron Technologies, Inc.

(11)	Excludes additional purchase price, not to exceed $28.4 million relating to a previous business acquisition made by Titan (International Systems L.L.C.), prior to its acquisition by L-3. The additional purchase price is contingent primarily upon the financial performance of International Systems for the years ending December 31, 2005 through 2011.

(12)	The other businesses acquired during 2005 are: InfraredVision Technology Corporation, Mobile-Vision, Inc., Sonoma Design Group, Inc. Advanced Laser Systems Technology, Inc., and Joseph Sheairs Associates, Inc.

(13)	Excludes additional purchase price, not to exceed $53.3 million, which is contingent primarily upon the financial performance of InfraredVision Technology Corporation, Mobile-Vision, Inc., Sonoma Design Group, Inc., Advanced Laser Systems Technology, Inc. and Joseph Sheairs Associates, Inc. for fiscal years ending on various dates in 2005 through 2008.

All of our business acquisitions are included in our consolidated results of operations from their dates of acquisition. We regularly evaluate potential business acquisitions and joint venture transactions. On October 31, 2005, we acquired all of the common stock of EOTech, Inc. for approximately $49.0 million. We financed this acquisition using cash on hand. We have not entered into any other agreements with respect to any other business acquisition transactions through the date of this filing, which would be considered material to L-3's results of operations, cash flows, or financial position.

Results of Operations

The following information should be read in conjunction with our unaudited condensed consolidated financial statements. Our results of operations for the periods presented are impacted significantly by our business acquisitions. See Note 3 to the audited consolidated financial statements for the year ended December 31, 2004 included in our Annual Report on Form 10-K for a discussion of our 2004 business acquisitions and Note 4 to the unaudited condensed consolidated financial statements for the nine months ended September 30, 2005 included in this report for a discussion of our 2005 business acquisitions.

Presentation of Sales and Costs and Expenses.    On the statements of operations, L-3 presents its sales and costs and expenses in two categories, "Contracts, primarily U.S. Government" and "Commercial, primarily products." For a detailed description of these two categories, refer to Note 2 in the unaudited condensed consolidated financial statements.

Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004

The tables below provide two presentations of sales, operating income and operating margin data for L-3 for the three months ended September 30, 2005 (2005 Third Quarter) and September 30, 2004 (2004 Third Quarter). The first table presents the selected data segregated between L-3's U.S. Government contractor businesses and L-3's commercial businesses. The second table presents the selected data by reportable segment. See Note 15 to the unaudited condensed consolidated financial statements.

	Three Months Ended September 30,
	2005	2004
	(dollars in millions)
Statement of Operations Presentation
Sales:
Contracts, primarily U.S. Government	$2,290.7	$1,586.1
Commercial, primarily products	215.7	198.1
Consolidated	$2,506.4	$1,784.2
Operating income:
Contracts, primarily U.S. Government	$245.0	$184.1
Commercial, primarily products	21.5	15.3
Consolidated	$266.5	$199.4
Operating margin(1):
Contracts, primarily U.S. Government	10.7%	11.6%
Commercial, primarily products	9.9%	7.7%
Consolidated	10.6%	11.2%
Reportable Segment Presentation
Sales(2):
C3ISR	$603.3	$442.4
Government Services	553.6	279.2 (3)
Aircraft Modernization and Maintenance	549.0	470.1 (3)
Specialized Products	800.5	592.5 (3)
Consolidated	$2,506.4	$1,784.2
Operating income:
C3ISR	$69.6	$53.6
Government Services	47.4	28.3 (3)
Aircraft Modernization and Maintenance	56.4	59.7 (3)
Specialized Products	93.1	57.8 (3)
Consolidated	$266.5	$199.4
Operating margin(1):
C3ISR	11.5%	12.1%
Government Services	8.6%	10.1%
Aircraft Modernization and Maintenance	10.3%	12.7%
Specialized Products	11.6%	9.7%
Consolidated	10.6%	11.2%

(1)	Operating margin is calculated by dividing operating income into sales.

(2)	Sales are after intersegment eliminations. See Note 15 to the unaudited condensed consolidated financial statements.

(3)	During the 2005 Third Quarter, L-3 reclassified to the Specialized Products reportable segment (i) its Link Training Services and Microdyne Outsourcing operating segments, previously included in the Government Services reportable segment, and (ii) the ACSS, Aviation Recorders, Avionics Systems, Display Systems and Electrodynamics operating segments, previously included in its Aircraft Modernization and Maintenance reportable segment. As a result of these reclassifications, for the three months ended September 30, 2004, $50.3 million of sales and $5.4 million of operating income was reclassified from L-3's Government Services reportable segment to its Specialized Products reportable segment, and $103.4 million of sales and $20.2 million of operating income was reclassified from L-3's Aircraft Modernization and Maintenance reportable segment to its Specialized Products reportable segment.

Consolidated sales increased by $722.2 million, or 40.5%, to $2,506.4 million for the 2005 Third Quarter from $1,784.2 million for the 2004 Third Quarter. The increase in consolidated sales from acquired businesses was $624.7 million, or 35.0%, including $443.7 million due to the acquisition of Titan. Consolidated organic sales growth was 5.5%, or $97.5 million. Organic sales growth for our defense businesses was 6.4%, or $101.8 million, driven by continued strong demand for aircraft modernization and maintenance, government services, simulation devices, secure networked communications and acoustic undersea anti-submarine warfare products. Organic sales for our commercial businesses declined by 2.2%, or $4.3 million, primarily due to volume decreases for commercial aviation products, which were partially offset by increases for security products. We define "organic sales growth" as the increase or decrease in sales for the current period compared to the prior period, excluding the increase in sales attributable to acquired businesses to the extent the acquired businesses were not included in our results of operations for the prior period. Sales for our "defense businesses" include our U.S. Government contractor businesses, all of which are presented under "Contracts, primarily U.S. Government" (Government Businesses) and sales for our "commercial businesses" are presented under "Commercial, primarily products" (Commercial Businesses).

Sales from our Government Businesses increased by $704.6 million, or 44.4%, to $2,290.7 million for the 2005 Third Quarter from $1,586.1 million for the 2004 Third Quarter. The increase in sales from acquired businesses was $602.8 million, or 38.0%, including $443.7 million due to the acquisition of Titan. In addition to Titan, the acquired businesses also included Combat Propulsion Systems, Electron Technologies, Inc., MAPPS and Sonoma Design Group, Inc., which were acquired in 2005, and BAI Aerosystems, Cincinnati Electronics, D.P. Associates, Inc., Electronics Systems, and Sarnoff Video Security Systems, which were acquired in 2004. Sales from our Commercial Businesses increased by $17.6 million, or 8.9%, to $215.7 million for the 2005 Third Quarter from $198.1 million for the 2004 Third Quarter. The increase in sales from acquired businesses was $21.9 million, or 11.1%. The acquired businesses included Infrared Vision Technology Corporation, Mobile-Vision, Inc., and Advanced Laser Systems Technology, Inc., which were acquired in 2005 and Infrared Products, which was acquired in 2004.

Consolidated costs and expenses increased by $655.1 million, or 41.3%, to $2,239.9 million for the 2005 Third Quarter from $1,584.8 million for the 2004 Third Quarter. Costs and expenses for our Government Businesses increased by $643.7 million, or 45.9%, to $2,045.7 million for the 2005 Third Quarter from $1,402.0 million for the 2004 Third Quarter. Costs and expenses for our Commercial Businesses increased by $11.4 million, or 6.2%, to $194.2 million for the 2005 Third Quarter from $182.8 million for 2004 Third Quarter.

The increase to costs and expenses for our Government Businesses due to acquired businesses was $527.2 million. The remaining increase is primarily attributable to organic sales growth of our defense businesses. As described in Note 5 to the unaudited condensed consolidated financial statements, cost of sales for L-3's U.S. Government contractor businesses include selling, general and administrative (SG&A), independent research and development (IRAD) and bid and proposal (B&P) costs. These costs increased by $41.3 million to $198.6 million for the 2005 Third Quarter from $157.3 million for the 2004 Third Quarter, primarily attributable to acquired businesses.

Cost of sales for our Commercial Businesses increased by $10.3 million to $138.0 million for the 2005 Third Quarter from $127.7 million for the 2004 Third Quarter. The increase in cost of sales was primarily due to increased costs attributable to changes in products sales mix for airport security systems and the Infrared Products acquired business. SG&A expenses increased by $2.8 million to $39.9 million for the 2005 Third Quarter from $37.1 million for the 2004 Third Quarter, and declined as a percentage of sales to 18.5% from 18.7% due primarily to higher sales volume. Research and development (R&D) expenses decreased by $1.7 million, to $16.3 million for the 2005 Third Quarter from $18.0 million for the 2004 Third Quarter, primarily due to lower R&D expenses for our SmartdeckTM products, partially offset by R&D at our Infrared Products business, which we acquired on November 9, 2004.

Consolidated operating income increased by $67.1 million, or 33.6%, to $266.5 million for the 2005 Third Quarter from $199.4 million for the 2004 Third Quarter. Consolidated operating margin decreased to 10.6% for the 2005 Third Quarter from 11.2% for the 2004 Third Quarter. The changes in the operating margins for our segments are discussed below. Operating income for our Government Businesses increased by $60.9 million, or 33.1%, to $245.0 million for the 2005 Third Quarter from $184.1 million for the 2004 Third Quarter. Operating margin for our Government Businesses decreased by 90 basis points to 10.7% for the 2005 Third Quarter from 11.6% for the 2004 Third Quarter. The decrease was primarily due to the Titan acquired businesses. Operating income for our Commercial Businesses increased by $6.2 million, or 40.5%, to $21.5 million for the 2005 Third Quarter from $15.3 million for the 2004 Third Quarter. Operating margin for our Commercial Businesses increased by 220 basis points to 9.9% for the 2005 Third Quarter from 7.7% for the 2004 Third Quarter, primarily due to higher margins from acquired businesses, which had higher margins than our other commercial businesses; and changes in product sales mix for commercial aviation products.

Interest expense increased by $25.0 million to $59.9 million for the 2005 Third Quarter from $34.9 million for the 2004 Third Quarter, primarily due to interest incurred on debt issued to finance the Titan acquisition. The annual incremental increase to interest expense as a result of the financings that we completed on July 29, 2005 related to the Titan acquisition, assuming that the term loan borrowings under our senior credit facility are not repaid and assuming a variable interest rate of 5.5%, is expected to be approximately $133.5 million per annum, or approximately $33.4 million per quarter.

Other (income) expense for the 2005 Third Quarter was $0.9 million of income, primarily due to $3.6 million of interest income on our cash and cash equivalents largely offset by a $3.0 million pre-tax charge to write-down the carrying value of an equity investment. Other (income) expense for the 2004 Third Quarter was $1.7 million of income and was primarily comprised of interest income.

Minority interests in net income of consolidated subsidiaries decreased by $2.2 million to $2.6 million for the 2005 Third Quarter from $4.8 million for the 2004 Third Quarter due to lower net income for Army Fleet Support LLC.

The income tax provision was based on an effective income tax rate of 34.0% for the 2005 Third Quarter compared to an effective income tax rate of 36.5% for the 2004 Third Quarter. The lower effective income tax rate was primarily due to the result of a favorable disposition of certain tax contingencies, which were partially offset by an increase to our effective tax rate as a result of the acquisition of Titan.

Basic earnings per share (EPS) increased by $0.17 to $1.13 for the 2005 Third Quarter from $0.96 for the 2004 Third Quarter. Diluted EPS increased by $0.22, or 24.7%, to $1.11 for the 2005 Third Quarter from $0.89 for the 2004 Third Quarter. Diluted weighted-average common shares outstanding increased by 3.7% to 122.1 million for the 2005 Third Quarter from 117.8 million for the 2004 Third Quarter. In accordance with the Emerging Issues Task Force (EITF) Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, diluted EPS and weighted-average diluted common shares outstanding for the 2004 Third Quarter have been restated, resulting in a non-cash reduction to diluted EPS of $0.04.

C3ISR

Sales within our C3ISR segment increased by $160.9 million, or 36.4%, to $603.3 million for the 2005 Third Quarter from $442.4 million for the 2004 Third Quarter. The increase in sales from acquired businesses was $157.0 million, including $154.9 million as a result of the Titan acquired businesses. Organic sales growth was $3.9 million, or 0.9%, driven by demand for secure network communications. Volume for secure terminal equipment increased slightly. Sales for the C3ISR segment were lower than expected in the 2005 third quarter primarily because of delays in the receipt and induction of customer furnished aircraft that will be upgraded with airborne mission and ISR systems, and such sales are expected to occur in the 2005 fourth quarter.

Operating income increased by $16.0 million to $69.6 million for the 2005 Third Quarter from $53.6 million for the 2004 Third Quarter. Operating margin decreased by 60 basis points to 11.5% for the 2005 Third Quarter from 12.1% for the 2004 Third Quarter, primarily due to lower margins from the Titan acquired businesses and unit sales prices on a follow-on contract for secure terminal equipment, which are lower than those on the previous contract.

GOVERNMENT SERVICES

Sales within our Government Services segment increased by $274.4 million, or 98.3%, to $553.6 million for the 2005 Third Quarter from $279.2 million for the 2004 Third Quarter. The increase in sales from acquired businesses was $245.9 million, including $233.6 million as a result of the Titan acquired businesses. The acquired businesses also included D.P. Associates Inc., which was acquired in 2004. Organic sales growth was $28.5 million, or 10.2%, driven primarily by increased volume in international training services and logistics and communication systems and software engineering services for the U.S. Army.

Operating income increased by $19.1 million to $47.4 million for the 2005 Third Quarter from $28.3 million for the 2004 Third Quarter. Operating margin decreased by 150 basis points to 8.6% for the 2005 Third Quarter from 10.1% for the 2004 Third Quarter, mostly due to lower margins from the acquired Titan businesses.

AIRCRAFT MODERNIZATION AND MAINTENANCE

Sales within our Aircraft Modernization and Maintenance segment increased by $78.9 million, or 16.8%, to $549.0 million for the 2005 Third Quarter from $470.1 million for the 2004 Third Quarter. Organic sales growth was $57.4 million, or 12.2%, driven by higher sales for aircraft base operations, support and maintenance and support services for the recent competitively awarded Canadian Maritime Helicopter Program (MHP). The increase in sales from the L-3 Electronics Systems acquired business, which was acquired on December 30, 2004, was $21.5 million.

Operating income decreased by $3.3 million to $56.4 million for the 2005 Third Quarter from $59.7 million for the 2004 Third Quarter. Operating margin decreased by 240 basis points to 10.3% for the 2005 Third Quarter from 12.7% for the 2004 Third Quarter. Higher sales volume of lower margin aircraft base operations and support and maintenance, which are primarily performed under cost-reimbursable type and time-and-material type contracts, decreased operating margin by 40 basis points. The remaining decrease in operating margin was primarily due to the initial recognition of incentive fees on a new contract in the 2004 Third Quarter for which performance commenced in December of 2003, because the realization of such fees became determinable in the 2004 Third Quarter.

SPECIALIZED PRODUCTS

Sales within our Specialized Products segment increased by $208.0 million, or 35.1%, to $800.5 million for the 2005 Third Quarter from $592.5 million for the 2004 Third Quarter. The increase in sales from acquired businesses was $200.3 million, including $55.1 million as a result of the Titan acquired businesses. The acquired businesses also included CAE's Marine Controls division, Boeing Electron Dynamic Devices, Inc., and General Dynamics' Propulsion Systems business unit, all of which were acquired in 2005, and the Raytheon Commercial Infrared business and Cincinnati Electronics, Inc., both of which were acquired in 2004. Organic sales growth was $7.7 million, or 1.3%, primarily due to higher sales volume for acoustic undersea anti-submarine warfare products, simulation devices and airport security systems. These increases were partially offset by volume declines for commercial aviation products.

Operating income increased by $35.3 million to $93.1 million for the 2005 Third Quarter from $57.8 million for the 2004 Third Quarter. Operating margin increased by 190 basis points to 11.6% for the 2005 Third Quarter from 9.7% for the 2004 Third Quarter. Operating margins decreased by 40 basis points due to the Titan acquired businesses. This decrease was offset by an increase in operating margin of 80 basis points because of lower reliability costs related to repairs of certain airborne dipping sonars used for acoustic undersea warfare applications and continued cost improvements for naval power equipment. The remaining increase was primarily due to acquired businesses, excluding the Titan businesses.

Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004

The tables below provide two presentations of sales, operating income and operating margin data for L-3 for the nine months ended September 30, 2005 (2005 Nine Month Period) and September 30, 2004 (2004 Nine Month Period). The first table presents the selected data segregated between L-3's U.S. Government contractor businesses and L-3's commercial businesses. The second table presents the selected data by reportable segment. See Note 15 to the unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,
	2005	2004
	(dollars in millions)
Statement of Operations Presentation
Sales:
Contracts, primarily U.S. Government	$5,900.2	$4,462.0
Commercial, primarily products	644.3	523.8
Consolidated	$6,544.5	$4,985.8
Operating income:
Contracts, primarily U.S. Government	$639.4	$484.2
Commercial, primarily products	51.2	44.9
Consolidated	$690.6	$529.1
Operating margin(1):
Contracts, primarily U.S. Government	10.8%	10.9%
Commercial, primarily products	7.9%	8.6%
Consolidated	10.6%	10.6%
Reportable Segment Presentation
Sales(2):
C3ISR	$1,464.9	$1,240.3
Government Services	1,141.3	765.4 (3)
Aircraft Modernization and Maintenance	1,704.9	1,368.7 (3)
Specialized Products	2,233.4	1,611.4 (3)
Consolidated	$6,544.5	$4,985.8
Operating income:
C3ISR	$178.5	$156.6
Government Services	103.1	85.1 (3)
Aircraft Modernization and Maintenance	169.7	141.3 (3)
Specialized Products	239.3	146.1 (3)
Consolidated	$690.6	$529.1
Operating margin(1):
C3ISR	12.2%	12.6%
Government Services	9.0%	11.1%
Aircraft Modernization and Maintenance	10.0%	10.3%
Specialized Products	10.7%	9.1%
Consolidated	10.6%	10.6%

(1)	Operating margin is calculated by dividing operating income into sales.

(2)	Sales are after intersegment eliminations. See Note 15 to the unaudited condensed consolidated financial statements.

(3)	During the 2005 Third Quarter, L-3 reclassified to the Specialized Products reportable segment (i) its Link Training Services and Microdyne Outsourcing operating segments, previously included in the Government Services reportable segment, and (ii) the ACSS, Aviation Recorders, Avionics Systems, Display Systems and Electrodynamics operating segments, previously included in its Aircraft Modernization and Maintenance reportable segment. As a result of these reclassifications, for the nine months ended September 30, 2004, $146.0 million of sales and $15.9 million of operating income was reclassified from L-3's Government Services reportable segment to its Specialized Products reportable segment, and $278.7 million of sales and $42.5 million of operating income was reclassified from L-3's Aircraft Modernization and Maintenance reportable segment to its Specialized Products reportable segment.

Consolidated sales increased by $1,558.7 million, or 31.3%, to $6,544.5 million for the 2005 Nine Months Period from $4,985.8 million for the 2004 Nine Month Period. Consolidated organic sales growth was 12.0%, or $598.7 million. Organic sales growth for our defense businesses was 12.0%, or $535.9 million, driven primarily by continued strong demand for secure networked communications and intelligence, surveillance and reconnaissance (ISR) systems and products, aircraft modernization and maintenance, government services, simulation devices, and naval power equipment products. Organic sales growth for our commercial businesses was 12.0%, or $62.8 million, primarily due to volume increases for security products and commercial aviation products. The increase in consolidated sales from acquired businesses was $960.0 million, or 19.3%, including $443.7 million due to the acquisition of Titan.

Sales from our Government Businesses increased by $1,438.2 million, or 32.2%, to $5,900.2 million for the 2005 Nine Month Period from $4,462.0 million for the 2004 Nine Month Period. The increase in sales from acquired businesses was $902.3 million, or 20.2%, including $443.7 million due to the acquisition of Titan. In addition to Titan, the acquired businesses also included Combat Propulsion Systems, Electron Technologies, Joseph Sheairs Associates, MAPPS, and SDG, Inc., which were acquired in 2005, and AVISYS, BAI Aerosystems, Bay Metals, Beamhit, Brashear, Cincinnati Electronics, D.P. Associates, Inc., Electronic Systems, the GEDD business and Sarnoff Video Security Systems, all of which were acquired in 2004. Sales from our Commercial Businesses increased by $120.5 million, or 23.0%, to $644.3 million for the 2005 Nine Month Period from $523.8 million for the 2004 Nine Month Period. The increase in sales from acquired businesses was $57.7 million, or 11.0%. The acquired businesses included ITC, Mobile-Vision and ALST, all of which were acquired in 2005 and Infrared Products, which was acquired in 2004.

Consolidated costs and expenses increased by $1,397.2 million, or 31.4%, to $5,853.9 million for the 2005 Nine Month Period from $4,456.7 million for the 2004 Nine Month Period. Costs and expenses for our Government Businesses increased by $1,283.0 million, or 32.3%, to $5,260.8 million for the 2005 Nine Month Period from $3,977.8 million for the 2004 Nine Month Period. Costs and expenses for our Commercial Businesses increased by $114.2 million, or 23.8%, to $593.1 million for the 2005 Nine Month Period from $478.9 million for the 2004 Nine Month Period.

The increase to costs and expenses for our Government Businesses due to acquired businesses was $789.5 million. The remaining increase is primarily attributable to organic sales growth. SG&A, IRAD and B&P costs included in cost of sales for our Government Businesses were $541.3 million for the 2005 Nine Month Period, compared to $436.7 million for the 2004 Nine Month Period. The increase of $104.6 million was primarily attributable to the acquired businesses and organic sales growth.

Cost of sales for our Commercial Businesses increased by $97.6 million to $418.5 million for the 2005 Nine Month Period from $320.9 million for the 2004 Nine Month Period. The increase in cost of sales was primarily due to increased costs attributable to higher sales volume for our security products and to the Infrared Products and Mobile-Vision acquired businesses. SG&A expenses increased by $17.3 million to $124.8 million for the 2005 Nine Month Period from $107.5 million for the 2004 Nine Month Period, and declined as a percentage of sales to 19.4% from 20.5% due primarily to higher sales volume. R&D expenses decreased by $0.7 million to $49.8 million for the 2005 Nine Month Period from $50.5 million for the 2004 Nine Month Period, primarily due to lower R&D expenses for our SmartdeckTM product partially offset by R&D at our Infrared Products business, which we acquired on November 9, 2004.

Consolidated operating income increased by $161.5 million, or 30.5%, to $690.6 million for the 2005 Nine Month Period from $529.1 million for the 2004 Nine Month Period. Consolidated operating margin was unchanged at 10.6% for both the 2005 and 2004 Nine Month Periods. The changes in the operating margins for our segments are discussed below. Operating income for our Government Businesses increased by $155.2 million, or 32.1%, to $639.4 million for the 2005 Nine Month Period from $484.2 million for the 2004 Nine Month Period. Operating margin decreased by 10 basis points to 10.8% for the 2005 Nine Month Period from 10.9% for the 2004 Nine Month Period. Operating income for our Commercial Businesses increased by $6.3 million, or 14%, to $51.2 million for the 2005

Nine Month Period from $44.9 for the 2004 Nine Month Period. Operating margin decreased by 70 basis points to 7.9% for the 2005 Nine Month Period from 8.6% for the 2004 Nine Month Period, primarily due to lower margins on conventional airport security systems, partially offset by higher margins for commercial aviation products.

Interest expense increased by $29.7 million to $136.5 million for the 2005 Nine Month Period from $106.8 million for the 2004 Nine Month Period, primarily due to interest incurred on debt issued to finance the Titan acquisition.

Other (income) expense for the 2005 Nine Month Period was $6.4 million of income and was primarily comprised of interest income on our cash and cash equivalents, partially offset by a $3.0 million write-down of the carrying value of an equity investment. Other (income) expense for the 2004 Nine Month Period was $1.7 million of expense and was primarily comprised of an increase in the fair value of the embedded derivatives related to L-3's 2001 contingent convertible debt, which was converted into shares of L-3 Holdings' common stock in the fourth quarter of 2004, and losses on investments accounted for using the equity method.

Minority interests in net income of consolidated subsidiaries increased by $0.8 million to $7.9 million for the 2005 Nine Month Period from $7.1 million for the 2004 Nine Month Period, due to higher net income for Aviation Communications and Surveillance Systems LLC, partially offset by lower net income for Army Fleet Support LLC.

The income tax provision of 35.4% was based on an effective income tax rate of 36.5% for the 2005 Nine Month Period compared to an effective income tax rate of 36.5% for the 2004 Nine Month Period. The provision for the 2005 Nine Month Period was impacted by the favorable disposition of certain tax contingencies in the 2005 Third Quarter, partially offset by an increase to our effective tax rate as a result of the acquisition of Titan.

Basic EPS increased by $0.54 to $3.02 for the 2005 Nine Month Period from $2.48 for the 2004 Nine Month Period. Diluted EPS increased by $0.63, or 27.2%, to $2.95 for the 2005 Nine Month Period from $2.32 for the 2004 Nine Month Period. Diluted weighted-average common shares outstanding increased by 3.4% to 120.9 million for the 2005 Nine Month Period from 116.9 million for the 2004 Nine Month Period. In accordance with EITF Issue No. 04-8, diluted EPS and weighted-average diluted common shares outstanding for the 2004 Nine Month Period have been restated, resulting in a non-cash reduction to diluted EPS of $0.09.

C3ISR

Sales within our C3ISR segment increased by $224.6 million, or 18.1%, to $1,464.9 million for the 2005 Nine Month Period from $1,240.3 million for the 2004 Nine Month Period. The increase in sales from acquired businesses was $162.0 million, including $154.9 million as a result of the Titan acquired businesses. The acquired businesses also included BAI Aerosystems business, which was acquired in the fourth quarter of 2004. Organic sales growth was $62.6 million, or 5.0%, driven by an increase in secure network communications and upgrades of airborne mission and ISR systems for allied foreign governments, which was partially offset by volume declines for secure telephone equipment.

Operating income increased by $21.9 million to $178.5 million for the 2005 Nine Month Period from $156.6 million for the 2004 Nine Month Period. Operating margin decreased by 40 basis points to 12.2% for the 2005 Nine Month Period from 12.6% for the 2004 Nine Month Period, primarily due to lower margins on the acquired Titan businesses.

GOVERNMENT SERVICES

Sales within our Government Services segment increased by $375.9 million, or 49.1%, to $1,141.3 million for the 2005 Nine Month Period from $765.4 million for the 2004 Nine Month Period. The increase in sales from acquired businesses was $280.1 million, including $233.6 million as a result of the Titan acquired businesses. The acquired businesses also included Joseph Sheairs Associates, which was acquired in 2005, and Beamhit LLC, D.P. Associates Inc., the GEDD business and Sarnoff Video

Security Systems, which were acquired in 2004. Organic sales growth was $95.8 million, or 12.5%, driven primarily by increased volume in international training services and logistics, communication systems and software engineering services for the U.S. Army and increased support services for the U.S. Missile Defense Agency.

Operating income increased by $18.0 million to $103.1 million for the 2005 Nine Month Period from $85.1 million for the 2004 Nine Month Period. Operating margin decreased by 210 basis points to 9.0% for the 2005 Nine Month Period from 11.1% for the 2004 Nine Month Period. Operating margins decreased by 160 basis points because of cost overruns on certain fixed price contracts, and lower absorption of indirect costs due primarily to timing of indirect cost recognition, which are expensed as incurred. The remaining decrease is primarily due to the Titan acquired businesses, which had lower margins than the other businesses in the segment.

AIRCRAFT MODERNIZATION AND MAINTENANCE

Sales within our Aircraft Modernization and Maintenance segment increased by $336.2 million, or 24.6%, to $1,704.9 million for the 2005 Nine Month Period from $1,368.7 million for the 2004 Nine Month Period. Organic sales growth was $269.0 million, or 19.7%, driven by higher sales for aircraft base operations, support and maintenance, aircraft modernization and maintenance, and the recently awarded competitive Canadian Maritime Helicopter Program (MHP). The increase in sales from acquired businesses was $67.2 million. The acquired businesses include AVISYS, Inc. and Electronics Systems, both of which were acquired in 2004.

Operating income increased by $28.4 million to $169.7 million for the 2005 Nine Month Period from $141.3 million for the 2004 Nine Month Period. Operating margin decreased by 30 basis points to 10.0% for the 2005 Nine Month Period from 10.3% for the 2004 Nine Month Period, primarily due to higher sales volume of lower margin aircraft base operations and support and maintenance, which are primarily performed under cost-reimbursable type and time-and-material type contracts.

SPECIALIZED PRODUCTS

Sales within our Specialized Products segment increased by $622.0 million, or 38.6%, to $2,233.4 million for the 2005 Nine Month Period from $1,611.4 million for the 2004 Nine Month Period. The increase in sales from acquired businesses was $450.7 million, including $55.1 million as a result of the Titan acquired businesses. The acquired businesses also included MAPPS, Boeing Electron Technologies, Combat Propulsion Systems, ITC, Mobile-Vision, SDG, Inc., and ALST, all of which were acquired in the 2005, and Bay Metals, Brashear LP, Infrared Products and Cincinnati Electronics, Inc., all of which were acquired in 2004. Organic sales growth was $171.3 million, or 10.6%, primarily due to higher sales volume for acoustic undersea anti-submarine warfare products, simulation devices and airport security systems. Organic growth was also due to higher volume for commercial aviation products during the 2005 First Quarter, primarily due to Federal Aviation Administration (FAA) mandates for Terrain Awareness Warning Systems (TAWS), which became effective in March 2005.

Operating income increased by $93.2 million to $239.3 million for the 2005 Nine Month Period from $146.1 million for the 2004 Nine Month Period. Operating margin increased by 160 basis points to 10.7% for the 2005 Nine Month Period from 9.1% for the 2004 Nine Month Period. Operating margin decreased by 90 basis points due to lower margins on airport security systems, and 10 basis points from the Titan acquired businesses. These decreases were offset by an increase of 120 basis points due to higher volume and cost reductions for aviation products and power & control systems, and 70 basis points due to higher sales volume and contract profit improvements for simulation devices. The remaining increase is primarily due to acquired businesses, which have higher margins than the other businesses in the segment.

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheet

Contracts in process increased by $847.7 million to $2,826.7 million at September 30, 2005 from $1,979.0 million at December 31, 2004. The increase included (i) $689.0 million related to business acquisitions and (ii) $158.7 million principally from:

•	increases of $80.7 million in unbilled contract receivables due to sales exceeding deliveries and billings for ISR systems and products, aircraft modernization and maintenance and international training services and logistics. These increases were partially offset by decreases for simulation devices and aircraft base operations and maintenance due to deliveries and billings exceeding sales;

•	increases of $46.4 million in billed receivables for aircraft base operations and maintenance, secure communication products and international training services. These increases were partially offset by collections for support services for the U.S. Missile Defense Agency;

•	increases of $4.5 million in inventoried contract costs, primarily for simulation devices, naval power and propulsion products and fuzing products. These increases were partially offset by a decrease for ISR systems and products and aircraft operations and maintenance due to deliveries during the period; and

•	increases of $27.1 million in inventories at lower of cost or market due to increases for airport security products and satellite communications products.

L-3's days sales outstanding (DSO) was 74.0 at September 30, 2005 compared with 71.8 at December 31, 2004. The increase in DSO was primarily due to the timing items discussed above. We calculate our DSO by dividing (i) our aggregate end of period billed receivables and net unbilled contract receivables, by (ii) our sales for the last twelve-month period adjusted, on a pro forma basis, to include sales from business acquisitions that we completed as of the end of the period (which amounted to $10,604.5 million for the twelve-month period ended September 30, 2005), multiplied by 365.

The increase in property, plant and equipment (PP&E) during the 2005 Nine Month Period was principally related to the Titan, Electron Technologies and Combat Propulsion Systems acquired businesses. The percentage of depreciation expense to average gross PP&E decreased slightly to 9.3% for the 2005 Nine Month Period from 9.5% for the 2004 Nine Month Period. We did not change any of the depreciation methods or assets estimated useful lives that L-3 uses to calculate its depreciation expense.

Goodwill increased by $2,860.4 million to $6,915.2 million at September 30, 2005 from $4,054.8 million at December 31, 2004. The increase was comprised of (i) $2,818.3 million for business acquisitions completed during the 2005 Nine Month Period, (ii) $21.7 million for additional purchase price payments for certain business acquisitions completed prior to January 1, 2005, related to final closing date net assets, and contingent purchase price adjustments or earnouts, which were resolved during the period, and (iii) net increases of $20.4 million primarily related to changes in estimates of fair value for acquired assets and liabilities assumed in connection with business acquisitions completed prior to January 1, 2005.

The increases in other current assets, accrued expenses, billings in excess of costs and estimated profits and other non-current liabilities were primarily due to balances from business acquisitions completed during the 2005 Nine Month Period. The increase in deferred debt issue costs was due to the debt issued to finance the Titan acquisition. See "Statement of Cash Flows — Financing Activities" below. The increase in other assets was primarily due to capitalized software development costs for new products, investments in equipment for training devices, as well as balances from business acquisitions. The increase in accounts payable was primarily due to balances from business acquisitions completed during the 2005 Nine Month Period, partially offset by a decrease in accounts payable due to the timing of payments for purchases from third-party vendors and subcontractors. The increase in accrued employment costs was primarily due to balances from business acquisitions completed during the 2005 Nine Month Period and to the timing of payments of salaries and wages to employees. Customer advances increased due to cash payments received for an aircraft modernization contract and an EDS contract with the Transportation Security Administration (TSA) and partially due to the business acquisitions completed during the 2005 Nine Month Period. The increase in other current liabilities was primarily due to balances from business acquisitions, as well as higher accrued interest balances due to the debt issued to finance the Titan acquisition. The increase in pension and postretirement benefit liabilities was primarily due to balances from business acquisitions, as well as pension expenses exceeding related cash contributions.

Statement of Cash Flows

Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004

Cash decreased by $427.1 million to $226.3 million at September 30, 2005 from $653.4 million at December 31, 2004. The table below provides a summary of our cash flows for the periods indicated.

	Nine Months Ended September 30,
	2005	2004
	(in millions)
Net cash from operating activities	$579.6	$408.0
Net cash used in investing activities	(3,445.9)	(183.9)
Net cash from financing activities	2,439.2	8.4
Net (decrease) increase in cash	$(427.1)	$232.5

Operating Activities

We generated $579.6 million of cash from operating activities during the 2005 Nine Month Period, an increase of $171.6 million from the $408.0 million generated during the 2004 Nine Month Period. Net income increased by $94.5 million. Non-cash expenses increased by $40.7 million to $260.0 million for the 2005 Nine Month Period from $219.3 million for the 2004 Nine Month Period, primarily for higher contributions to employee savings plans in L-3 Holdings' common stock of $8.9 million, higher depreciation expense of $12.6 million, higher amortization expense for identifiable intangible assets of $5.8 million, and higher deferred income tax expense of $11.3 million. During the 2005 Nine Month Period, cash used for changes in operating assets and liabilities decreased by $36.4 million to $37.5 million, from $73.9 million for the 2004 Nine Month Period. The use of cash for contracts in process was primarily driven by increases in billed and unbilled contract receivables for our defense businesses, as discussed above under "Liquidity and Capital Resources—Balance Sheet". The use of cash for other assets was primarily due to capitalized software development costs for new products and investments in equipment for simulation devices. The use of cash for accounts payable was due to the timing of payments for purchases from third-party vendors and subcontractors. The timing of payments to employees for salaries and wages was a source of cash because cost and expenses for salaries and wages exceeded the cash payments. The source of cash for customer advances was due to the receipt on certain foreign contracts and to orders received from the TSA for EDS. The source of cash from the change in pension and postretirement benefit liabilities was due to pension expenses exceeding related cash contributions. We made approximately $52.4 million of pension contributions during the 2005 Nine Month Period and we expect to contribute a total of approximately $90.0 million to our pension plans for all of 2005. The source of cash from other liabilities was primarily due to an increase in our workers compensation and deferred compensation obligations.

The source of cash from income taxes was due to our provision for income taxes exceeding our income tax payments, primarily because of income tax deductions for compensation expense arising from the exercise of employee stock options.

Investing Activities

During the 2005 Nine Month Period, we used $3,380.6 million of cash for business acquisitions. We paid $3,351.6 million in connection with our 2005 business acquisitions discussed above. We also paid $29.0 million primarily for the contractual purchase price adjustments relating to businesses acquired prior to 2005. During the 2004 Nine Month Period, we used $134.6 million of cash for business acquisitions, contractual purchase price adjustments relating to businesses acquired prior to 2004, and for the final contractual purchase price adjustment for the Vertex business acquisition.

On July 29, 2005, we acquired all of the outstanding shares of The Titan Corporation for $23.10 per share in cash. The total transaction value was approximately $2,759.3 million, including the assumption of approximately $626.0 million of Titan's debt. The acquisition was financed using $357.4 million of cash on hand (approximately $25.2 million of which was acquired from Titan), $750.0 million of term loan borrowings under our senior credit facility, net proceeds from the issuances of $700.0 million of contingent convertible debt securities by L-3 Holdings and $1.0 billion of senior subordinated notes by L-3 Communications.

Financing Activities

Debt

Senior Credit Facility.    On July 29, 2005, in connection with the Titan acquisition discussed above, we amended and restated our senior credit facility. The amended and restated credit facility provides for a term loan facility in an aggregate amount equal to $750.0 million in addition to the existing $1.0 billion revolving credit facility, both maturing on March 9, 2010. The cash received from the term loan borrowings was used to pay a portion of the aggregate consideration required for the acquisition of Titan. The loans under the term loan facility and revolving credit facility bear interest in the manner, and at the rates set forth in the previous senior credit facility. In addition, the consolidated leverage ratio covenant in the previous credit facility was amended to require that our consolidated leverage ratio be less than or equal to (1) 4.5 to 1.0 for each fiscal quarter ending on or prior to December 31, 2005, (2) 4.25 to 1 for the fiscal quarter ending on March 31, 2006 and (3) 4.0 to 1.0 for each fiscal quarter ending on or after June 30, 2006. Available borrowings under the senior credit facility at September 30, 2005 were $886.7 million, after reductions for outstanding letters of credit of $113.3 million. There were no outstanding revolving credit borrowings under our senior credit facility at September 30, 2005.

Debt Issuances.    On July 29, 2005, L-3 Communications sold $1.0 billion of 6 3/8% Senior Subordinated Notes due October 15, 2015 (2005 Notes) at a discount of $9,100. Interest is payable semi-annually on April 15 and October 15 of each year. The net cash proceeds from this offering amounted to $973.4 million after deducting the discounts and commissions and were used to pay a portion of the aggregate consideration required for the acquisition of Titan.

On July 29, 2005, L-3 Holdings sold $600.0 million of 3% Convertible Contingent Debt Securities (CODES) due August 1, 2035. Interest is payable semi-annually on February 1 and August 1 of each year, commencing February 1, 2006. The net cash proceeds from this offering amounted to $585.0 million after deducting the commissions and were used to pay a portion of the aggregate consideration required for the acquisition of Titan. On August 4, 2005, L-3 Holdings sold an additional $100.0 million of CODES, pursuant to an over-allotment option exercised by the initial purchasers of the CODES.

The 2005 Notes and the CODES are general unsecured obligations and are subordinated in right of payment to all existing and future senior debt of L-3.

See Note 8 to the unaudited condensed consolidated financial statements for a detailed description of our debt.

Interest Rate Swap Agreements.    Depending on current and expectations for future interest rate levels, we may enter into interest rate swap agreements to convert certain of our fixed interest rate debt obligations to variable interest rates, or terminate any existing interest rate swap agreements. The variable interest rate paid by us is equal to (i) the variable rate basis, plus (ii) the variable rate spread. There are no interest rate swap agreements currently outstanding. See Note 8 to the Unaudited Condensed Consolidated Financial Statements for a table that presents the activity for our terminated interest rate swap agreements during 2005.

Including the amortization of net deferred gains, our previously outstanding interest rate swap agreements reduced interest expense by $0.8 million during the 2005 Third Quarter, compared to $3.1 million during the 2004 Third Quarter and by $2.8 million during the 2005 Nine Month Period, compared to $7.3 million during the 2004 Nine Month Period.

Debt Covenants.    The senior credit facility and indentures governing the senior subordinated notes contain financial covenants and other restrictive covenants. We are in compliance with those covenants in all material respects. See Note 8 to our consolidated financial statements for the fiscal year ended December 31, 2004, included in our Annual Report on Form 10-K filed on March 15, 2005, for a description of our debt and related financial covenants at December 31, 2004, as modified by the amendment and restatement discussed above. The borrowings under the senior credit facility are guaranteed by L-3 Holdings and by substantially all of the material wholly-owned domestic subsidiaries of L-3 Communications on a senior basis. The payments of principal and premium, if any, and interest on the senior subordinated notes are unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by substantially all of L-3 Communications' restricted subsidiaries other than its foreign subsidiaries. The guarantees of the senior subordinated notes rank pari passu with one another and with the guarantees of the CODES and are junior to the guarantees of the senior credit facility. The CODES are unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by the existing and future domestic subsidiaries of L-3 that guarantee any other indebtedness of L-3 or any of its domestic subsidiaries. The guarantees of the CODES rank pari passu with all of the guarantees of the senior subordinated notes and are junior to the guarantees of the senior credit facility.

Equity

During 2005, L-3 Holdings' Board of Directors authorized the following quarterly cash dividends:

Date Declared	Record Date	Cash Dividends Per Share	Date Paid	Total Dividends Paid (in millions)
February 10, 2005	February 22, 2005	$0.125	March 15, 2005	$14.5
April 26, 2005	May 17, 2005	$0.125	June 15, 2005	$14.8
July 12, 2005	August 17, 2005	$0.125	September 15, 2005	$15.0

On October 11, 2005, L-3 Holdings' Board of Directors declared a regular quarterly dividend of $0.125 per share, payable on December 15, 2005 to shareholders of record at the close of business on November 17, 2005.

Anticipated Sources of Cash Flow

Our primary source of liquidity is cash flow generated from operations. We also have availability under our senior credit facility, subject to certain conditions. As of September 30, 2005, we had available borrowings of $886.7 million under our senior credit facility (excluding $113.3 million of outstanding letters of credit). Based upon our current level of operations, we believe that our cash from operating activities, together with available borrowings under the senior credit facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, commitments, contingencies, research and development expenditures, contingent purchase prices, assumed liabilities and pre-acquisition contingencies from acquired businesses, program and other discretionary investments, L-3 Holdings' dividends and interest payments for the foreseeable future. There can be no assurance, however, that our business will continue to generate cash flow at current levels, or that currently anticipated improvements will be achieved. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make scheduled principal payments or to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control. There can be no assurance that sufficient funds will be available to enable us to service our indebtedness, to make necessary capital expenditures and to make discretionary investments.

Contingencies and other uncertainties

For a discussion of risks and uncertainties that could impact our results of operation, financial condition, or cash flows, see Note 12 to the unaudited condensed consolidated financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December of 2004, the FASB revised its FASB Statement No. 123, Accounting for Stock Based Compensation (SFAS 123) and renamed it FASB Statement No. 123, Share-Based Payment (SFAS 123R). SFAS 123R requires that compensation expense relating to share-based payment transactions be recognized in financial statements at estimated fair value. The scope of SFAS 123R includes a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. This standard replaces SFAS 123 and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. We are currently assessing the provisions of SFAS 123R. We previously elected not to adopt the fair value based method of accounting for stock-based employee compensation as permitted by SFAS 123. The adoption of SFAS 123R will result in the recording of non-cash compensation expenses, which we do not currently recognize in our financial statements. In accordance with SFAS 123, we disclose pro forma net income and earnings per share adjusted for non-cash compensation expense arising from the estimated fair value of share-based payment transactions. For a further discussion of our accounting for stock-based employee compensation and disclosure of our pro forma historical net income and earnings per share, see Note 3 to the unaudited condensed consolidated financial statements. On April 15, 2005, the SEC issued Release No. 33-8568, Amendment to Rule 4-01a of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment. The SEC Release amends the effective date for compliance with SFAS 123R from July 1, 2005 to January 1, 2006.

In March of 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment (SAB 107). SAB 107 provides guidance to assist registrants in the initial implementation of SFAS 123R. SAB 107 includes, but is not limited to, interpretive guidance related to share-based payment transactions with nonemployees, valuation methods and underlying expected volatility and expected term assumptions, the classification of compensation expenses and accounting for the income tax effects of share-based arrangements upon adopting the SFAS 123R. We are currently assessing the guidance provided in SAB 107 in connection with the implementation of SFAS 123R. We expect that the impact of adopting SFAS 123R may result in a non-cash reduction to our diluted EPS in 2006 of approximately between $0.17 and $0.20.

The U.S. enacted the American Jobs Creation Act of 2004 (the American Jobs Creation Act) in October 2004 which contains many provisions affecting corporate taxation. The American Jobs Creation Act phases out the extraterritorial income (ETI) exclusion benefit for export sales and phases in a new tax deduction for income from qualified domestic production activities (QPA) over a transition period beginning in 2005. In December 2004, the FASB issued FASB Staff Position 109-1 (FSP 109-1), which provides guidance that the QPA deduction should be treated as a special income tax deduction as described in SFAS 109. As such, QPA has no impact on our deferred tax assets or liabilities existing as of the enactment date. Rather, the QPA deduction will be reported in the period that the deductions are claimed on the our income tax returns. We have completed our evaluation of the net impact of the American Jobs Creation Act, and have determined that the benefit from phase-in of the QPA deduction will be substantially equivalent to the lost benefit from the phase-out of the ETI exclusion in 2005. We also determined that the other provisions included in the American Jobs Creation Act will not have a significant impact on our financial position, results of operations or cash flows.

In May of 2005, the FASB issued SFAS Statement No. 154, Accounting Changes and Error Corrections, which requires retrospective application of all voluntary changes in accounting principles to all periods presented, rather than using a cumulative catch-up adjustment as currently required for most accounting changes under APB Opinion 20. This Statement replaces APB Opinion No. 20,

Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and will be effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005.

In June of 2005, the FASB approved Emerging Issues Task Force (EITF) issued No. 05-06, Determining the Amortization Period for Leasehold Improvements (EITF 05-06). EITF 05-06 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. EITF 05-06 is not expected to have a material impact on our financial position, results of operation or cash flows.

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

Statements that are predictive in nature, that depend upon or refer to events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions are forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flow, research and development costs, working capital, capital expenditures and other projections, they are subject to several risks and uncertainties, and therefore, we can give no assurance that these statements will be achieved. Such statements will also be influenced by factors such as:

•	our dependence on the defense industry and the business risks peculiar to that industry, including changing priorities or reductions in the U.S. Government defense budget;

•	our reliance on contracts with a limited number of agencies of, or contractors to, the U.S. Government and the possibility of termination of government contracts by unilateral government action or for failure to perform;

•	the extensive legal and regulatory requirements surrounding our contracts with the U.S. Government and the results of any investigation of our contracts undertaken by the U.S. Government;

•	our ability to obtain future government contracts on a timely basis;

•	the availability of government funding and changes in customer requirements for our products and services;

•	our significant amount of debt and the restrictions contained in our debt agreements;

•	our ability to continue to retain and train our existing employees and to recruit and hire new qualified and skilled employees, as well as our ability to retain and hire employees with U.S. Government security clearances that are required to perform work on classified contracts for the U.S. Government;

•	actual future interest rates, volatility and other assumptions used in the determination of pension, benefits and stock options amounts;

•	our collective bargaining agreements and our ability to favorably resolve labor disputes should they arise;

•	the business and economic conditions in the markets we operate in, including those for the commercial aviation and communications markets;

•	economic conditions, competitive environment, international business and political conditions and timing of international awards and contracts;

•	our extensive use of fixed-price type contracts as compared to cost-reimbursable type and time-and-material type contracts;

•	our ability to identify future acquisition candidates or to integrate acquired operations;

•	the rapid change of technology and high level of competition in the communication equipment industry;

•	our introduction of new products into commercial markets or our investments in commercial products or companies;

•	the outcomes of litigations material to us to which we currently are, or to which we may become in the future, a party;

•	the outcomes of current and future governmental investigations of our businesses, including acquired businesses;

•	costs or difficulties related to the integration of the businesses of us and Titan may be greater than expected;

•	anticipated cost savings from the Titan acquisition may not be fully realized or realized within the expected time frame;

•	operating results following the Titan acquisition may be lower than expected;

•	ultimate resolution of contingent matters, claims and investigations relating to Titan, including the impact on the final purchase price allocations;

•	Titan's compliance with its plea agreement and consent to entry of judgment with the U.S. Government relating to the Foreign Corrupt Practices Act;

•	competitive pressure among companies in our industry may increase significantly;

•	pension, environmental or legal matters or proceedings, including the Kalitta and OSI Systems and various other market, competition and industry factors, many of which are beyond our control; and

•	the fair values of our assets, including identifiable intangible assets and the estimated fair value of the goodwill balances for our reporting units, which can be impaired or reduced by the other factors discussed above.

Readers of this document are cautioned that our forward-looking statements are not guarantees of future performance and the actual results or developments may differ materially from the expectations expressed in the forward-looking statements.

As for the forward-looking statements that relate to future financial results and other projections, actual results will be different due to the inherent uncertainties of estimates, forecasts and projections and may be better or worse than projected and such differences could be material. Given these uncertainties, you should not place any reliance on these forward-looking statements. These forward-looking statements also represent our estimates and assumptions only as of the date that they were made. We expressly disclaim a duty to provide updates to these forward-looking statements, and the estimates and assumptions associated with them, after the date of this filing to reflect events or changes or circumstances or changes in expectations or the occurrence of anticipated events.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Part II, Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources—Derivative Financial Instruments," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 for a discussion of our exposure to market risks. There were no substantial changes in those risks during the nine months ended September 30, 2005.

Derivative Financial Instruments

Interest Rate Risk.    Our financial instruments that are sensitive to changes in interest rates include borrowings under an amended and restated credit facility that includes a revolving credit facility and a term loan facility, and interest rate swap agreements, if outstanding. All of our financial instruments that are sensitive to changes in interest rates are denominated in U.S. dollars. The interest rates on the senior subordinated notes and CODES are fixed-rate and are not affected by changes in interest rates.

In June of 2005, we terminated our interest rate swap agreement which was outstanding at December 31, 2004. At September 30, 2005, we did not have any interest rate swap agreements in place. We had outstanding term loan borrowings of $750.0 million under our amended and restated senior credit facility at September 30, 2005.

ITEM 4.

CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of L-3's disclosure controls and procedures provided reasonable assurance that L-3's disclosure controls and procedures are effective to accomplish their objectives.

In addition, as a result of our acquisition of The Titan Corporation in the third quarter of 2005, L-3 has expanded its internal controls over financial reporting to include Titan, and the internal controls over financial reporting pertaining to Titan will be considered as part of our consolidated evaluation of L-3's internal control over financial reporting for the year ending December 31, 2005. There was no change in L-3's internal control over financial reporting that occurred during the three months ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, L-3's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings arising in the ordinary course of our business or assumed in connection with business acquisitions. In particular, at the time of the Titan acquisition, Titan had a number of pending legal matters and governmental investigations as further discussed in Note 12 to the Unaudited Condensed Consolidated Financial Statements. We believe that we are adequately reserved for these liabilities and that there is no litigation that will have a material adverse effect on our consolidated results of operations, financial condition or cash flows. However, we are a party to a number of material litigations, including the matters described below, for which an adverse determination could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

L-3 Integrated Systems and its predecessors have been involved in a litigation with Kalitta Air arising from a contract to convert Boeing 747 aircraft from passenger configuration to cargo freighters. The lawsuit was brought in the northern district of California on January 31, 1997. The aircraft were modified using Supplemental Type Certificates (STCs) issued in 1988 by the Federal Aviation Administration (FAA) to Hayes International, Inc. (Hayes/Pemco) as a subcontractor to GATX/Airlog Company (GATX). Between 1988 and 1990, Hayes/Pemco modified five aircraft as a subcontractor to GATX using the STCs. Between 1990 and 1994, Chrysler Technologies Airborne Systems, Inc. (CTAS), a predecessor to L-3 Integrated Systems, performed as a subcontractor to GATX and modified an additional five aircraft using the STCs. Two of the aircraft modified by CTAS were owned by American International Airways, the predecessor to Kalitta Air. In 1996, the FAA determined that the engineering data provided by Hayes/Pemco supporting the STCs was inadequate and issued an Airworthiness Directive that effectively grounded the ten modified aircraft. The Kalitta Air aircraft have not been in revenue service since that date. The matter was tried in January 2001 against GATX and CTAS with the jury finding fault on the part of GATX but rendering a unanimous defense verdict in favor of CTAS. Certain co-defendants had settled prior to trial. The U.S. Ninth Circuit Court of Appeals subsequently reversed and remanded the trial court's summary judgment rulings in favor of CTAS regarding a negligence claim by Kalitta Air, which asserts that CTAS as an expert in aircraft modification should have known that the STCs were deficient, and excluding certain evidence at trial. In preparation for retrial, Kalitta Air submitted to us an expert report on damages that calculated Kalitta Air's damages at either $232 million or $602 million, depending on different factual assumptions. We retained experts whose reports indicate that, even in the event of an adverse jury finding on the liability issues at trial, Kalitta Air has already recovered amounts from the other parties to the initial suit that we believe more than fully compensated Kalitta Air for any damages it incurred. CTAS' insurance carrier has accepted defense of the matter with a reservation of its right to dispute its obligations under the applicable insurance policy in the event of an adverse jury finding. The retrial began on January 18, 2005 and ended on March 2, 2005 with a deadlocked jury and mistrial. At trial, Kalitta Air claimed damages of $235 million. Although no date has been set for any further proceedings, a second retrial may be necessary in this matter. By order dated July 22, 2005, the Trial Court granted our motion for judgment as a matter of law as to negligence dismissing that claim, denied our motion for judgment as a matter of law as to negligent misrepresentation, and certified the decision for interlocutory appeal to the Ninth Circuit Court of Appeals. The Ninth Circuit has accepted the appeals and all proceedings at the District Court will be stayed pending resolution of the appeals. We believe that we have meritorious defenses and intend to continue to vigorously defend this matter. However, litigation is inherently uncertain and it is possible that an adverse decision could be rendered, which could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

On November 18, 2002, we initiated a proceeding against OSI Systems, Inc. (OSI) in the United States District Court sitting in the Southern District of New York seeking, among other things, a declaratory judgment that we had fulfilled all of our obligations under a letter of intent with OSI (the

"OSI Letter of Intent"). Under the OSI Letter of Intent, we were to negotiate definitive agreements with OSI for the sale of certain businesses we acquired from PerkinElmer, Inc. on June 14, 2002. On February 7, 2003, OSI filed an answer and counterclaims alleging, among other things, that we defrauded OSI, breached obligations of fiduciary duty to OSI and breached our obligations under the OSI Letter of Intent. OSI has provided an expert report that calculated OSI's damages in the case at approximately $49.0 million, not including punitive damages and interest. Under the OSI Letter of Intent, we proposed selling to OSI the conventional detection business and the ARGUS business that we acquired from PerkinElmer, Inc. Negotiations with OSI lasted for almost one year and ultimately broke down over issues regarding, among other things, intellectual property, product-line definitions, allocation of employees and due diligence. A trial has been set for February 2006. We believe that the claims asserted by OSI in its suit are without merit and intend to defend against the OSI claims vigorously. However, litigation is inherently uncertain and it is possible that an adverse decision could be rendered, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

On July 1, 2004, lawsuits were filed on behalf of the estates of 31 Russian children in state courts of Washington, Arizona, California, Florida, New York and New Jersey against us, Honeywell, Honeywell TCAS, ACSS, Thales USA and Thales France. The suits are based on facts arising out of the crash over southern Germany of a Bashkirian Airways Tupelov TU 154M aircraft and a DHL Boeing 757 cargo aircraft. On-board the Tupelov aircraft were 12 crew members and 57 passengers, including 45 children. The Boeing aircraft carried a crew of three. Both aircraft were equipped with Honeywell/ACSS Model 2000, Change 7 Traffic Collision and Avoidance Systems. Sensing the other aircraft, the on-board DHL TCAS instructed the DHL pilot to climb, and the Tupelov on-board TCAS instructed the Tupelov pilot to descend. However, the Swiss air traffic controller ordered the Tupelov pilot to climb. The Tupelov pilot disregarded the on-board TCAS and put the Tupelov aircraft into climb striking the DHL aircraft in midair at approximately 35,000 feet. All crew and passengers of both planes were lost. Investigations by the NTSB after the crash revealed that both TCAS units were performing as designed. The suits allege negligence and strict product liability based upon the design of the units and the training provided to resolve conflicting commands and seek compensatory damages. Our insurers have accepted defense of the matter and retained counsel. The matters were consolidated in the Federal Court of New Jersey, which has dismissed the actions on the basis of forum non conveniens.

On April 4, 2005, Lockheed Martin Corporation (Lockheed) filed a lawsuit against L-3 Integrated Systems in the Federal District Court for the Northern District of Georgia alleging misappropriation of proprietary information and breach of a license agreement. The lawsuit arises out of L-3 Integrated Systems' pursuit of the Republic of Korea's P-3 Lot II Maritime Patrol Aircraft Program as a subcontractor to Korean Airspace Industries. Lockheed claims that in connection with this subcontracting effort, L-3 Integrated Systems will use certain Lockheed proprietary information in violation of both a prior settlement agreement between Lockheed and the U.S. Government, and a license agreement between Lockheed and L-3 Integrated Systems because L-3 Integrated Systems is acting as a subcontractor (as opposed to a prime contractor) to the Republic of Korea. Lockheed is seeking an injunction prohibiting L-3 Integrated Systems from using the proprietary P-3 data in violation of the existing agreements and unspecified money damages. We believe that the claims asserted by Lockheed in its suit are without merit and intend to defend against the Lockheed claims vigorously.

Legal Matters Pertaining to the Titan Acquired Businesses

Foreign Corrupt Practices Act Investigation

During the first quarter of 2004, Titan learned of allegations that improper payments under the Foreign Corrupt Practices Act (FCPA) had been made, or items of value had been provided, involving international consultants for Titan or its subsidiaries to foreign officials. The allegations, which were identified as part of internal reviews conducted by Titan and Lockheed in connection with their failed merger, were reported at that time to the government. Titan's Board of Directors established a committee of the Board to oversee Titan's internal review of these matters. In connection with the internal review, the SEC commenced an investigation into whether payments involving Titan's international consultants were made in violation of applicable law, particularly the FCPA. In addition, the Department of Justice (DoJ) initiated a criminal inquiry into this matter, and also initiated an investigation into whether these same alleged practices violated provisions of the United States Internal Revenue Code of 1986, as amended.

On March 1, 2005, Titan announced that it had entered into a consent to entry of a final judgment with the SEC without admitting or denying the SEC's allegations, and reached a plea agreement with the DoJ, under which Titan pled guilty to three FCPA counts related to its overseas operations. These counts consist of violations of the anti-bribery and the books and records provisions of the FCPA and aiding and assisting in the preparation of a false tax return.

In connection with the FCPA settlement, Titan made total payments of $28.5 million, including a DoJ-recommended fine of $13.0 million and payments to the SEC of $15.5 million. A federal judge also imposed a three-year term of supervised probation. As part of these agreements, Titan agreed to: (1) implement a best-practices compliance program designed to detect and deter future violations of the FCPA; and (2) retain an independent consultant to review its policies and procedures with respect to FCPA compliance and to adopt the consultant's recommendations. If Titan fails to comply with its sentence or the consent to entry of a final judgment, it could be subject to additional criminal and civil fines or penalties and limitations on its ability to enter into or perform under U.S. government contracts, which would have a material adverse effect on our financial position, results of operations or cash flows.

Titan has made voluntary disclosures to the U.S. Department of State of suspected violations of law discovered in the course of Titan's internal FCPA investigation. The voluntary disclosures have not yet been resolved and may result in the assessment of fines or penalties against Titan. Further, as a result of Titan's plea agreement, Titan is currently unable to obtain new export licenses for items regulated by the U.S. Department of State. Titan has been working with the U.S. Department of State to obtain relief from this licensing ineligibility rule, but there is no assurance that Titan will be able to obtain new export licenses or amendments to existing ones or to utilize licensing exemptions in the foreseeable future. In addition, Titan's privilege to export products or services under existing export licenses may also be suspended. If Titan were prevented from obtaining new licenses and/or exporting products or services under existing licenses for a significant period of time, this could breach its obligations under certain contracts and could cause Titan to suffer adverse consequences, including termination of contracts and/or claims for damages. Titan does not know when, or if, it will be able to obtain relief from the licensing ineligibility rule, or for any further export license suspensions. Certain of Titan's revenues are generated by contracts with international customers which require export licenses. For the year ended December 31, 2004, Titan had revenues of approximately $27.0 million that required it to have export licenses.

On March 2, 2005, the Navy, acting on behalf of the DoD, and Titan executed an administrative settlement agreement that would allow Titan to continue to receive U.S. government contracts. The agreement imposes certain duties and limitations on Titan and provides that the Navy will monitor for three years Titan's compliance with, among other things, the FCPA and federal procurement laws and regulations. Under the agreement, the Navy agreed not to undertake any administrative action to propose Titan for debarment, but reserved the right to undertake appropriate administrative action, in its discretion, in the event of the indictment or conviction of any then-current (as of the date of execution of the agreement) officer or director of Titan or any of its wholly-owned subsidiaries arising out of continuing investigations into the underlying matters that were the subject of the Titan plea agreement or the final judgment entered by the SEC. The Justice Department is continuing its investigation of individuals involved in these matters. The Navy agreement defines "Titan" to include, among other things, Titan's "affiliates." There is no assurance that we will not be construed as Titan's affiliate under the agreement. We are working with the Navy to make appropriate modifications to the Navy agreement to reflect our acquisition of Titan.

Titan has an ongoing obligation under its by-laws and under indemnity agreements with current and former employees to advance their costs of defense relating to the FCPA investigations and related class action and derivative litigation, subject to each individual undertaking to repay the costs of defense if it is ultimately determined that such individual is not entitled to be indemnified by Titan.

Stockholder and Derivative Actions

Titan and its officers and directors are subject to several lawsuits arising out of the FCPA settlement and the failed merger with Lockheed Martin Corporation.

In re Titan Inc. Securities Litigation, No. 04-CV-0701-K(NLS), is a consolidated putative class action filed before the U.S. District Court for the Southern District of California (the Federal Securities Action). The complaint alleges, among other things, that Titan and its officers and directors violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Securities and Exchange Commission (SEC) Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act, by issuing a series of press releases, public statements and filings disclosing significant historical and future revenue growth, but omitting to mention certain allegedly improper payments involving international consultants in connection with Titan's international operations, thereby artificially inflating the trading price of Titan's common stock. On July 18, 2005, an amended complaint in the securities action was filed that, among other things, added the claims that were previously pled in the "Holder Actions" described in the next paragraph. The Federal Securities Action and the Holder Actions are referred to collectively as the "Securities Action."

Certain Titan officers are also parties to putative class action complaints filed in the Superior Court for the State of California in and for San Diego County (the Holder Actions). These cases include Paul Berger v. Gene W. Ray, et al., No. GIC 828346, and Robert Garfield v. Mark W. Sopp, et. al, No. GIC 828345. These actions purport to be brought on behalf of all holders of Titan common stock as of April 7, 2004. The Holder Actions allege, among other things, that the defendants breached their fiduciary duties by acquiescing in or condoning Titan's alleged violations of the FCPA by failing to establish adequate procedures to prevent the alleged FCPA violations, and by failing, in bad faith, to voluntarily report the alleged FCPA violations to government officials.

Titan's directors and certain Titan officers, with Titan as a nominal defendant, are also party to Theodore Weisgerber v. Gene Ray, et al., No. 832018, which was filed in the Superior Court for the State of California, San Diego; Robert Ridgeway v. Gene Ray, et al., No. 542-N, which was filed in Delaware Court of Chancery, New Castle County; Bernd Bildstein v. Gene Ray, et al., No. 833701, which was filed in the Superior Court for the State of California, San Diego County; and Madnick v. Gene Ray, et al., No. 1215-N, which was filed in the Delaware Court of Chancery, New Castle County (the Derivative Actions). The Derivative Actions purport to be brought for the benefit of the nominal defendant, Titan, and allege that the defendants breached their fiduciary duties by failing to monitor and supervise management in a way that would have either prevented the alleged FCPA violations or would have detected the alleged FCPA violations. The Weisgerber complaint was subsequently amended to include allegations that the defendants breached their fiduciary duties by failing to monitor and supervise management in a way that would have prevented the alleged mistreatment of prisoners at the Abu Ghraib prison in Iraq, alleged billing errors relating to the work performed by foreign nationals, and the loss of contracts with the government. On June 3, 2005, an amended complaint was filed in the Ridgeway action which added, among other things, a claim alleging that Titan's directors breached their fiduciary duty in connection with their approval of the merger with us. We were named as a defendant in the Ridgeway action for allegedly aiding and abetting this alleged breach of fiduciary duty.

On June 6, 2005, a putative class action, Gentsch v. Titan Corp. et al., No. GIC 848598, was filed in Superior Court for the State of California against Titan and its board of directors challenging the merger between Titan and us.

Concurrently with entering into the merger agreement relating to the Titan acquisition, two memoranda of understanding were executed. First, the defendants in the Securities Action, including Titan and certain of its directors and officers, entered into a memorandum of understanding (the

Securities MOU) with plaintiffs in the Federal Securities and Holder actions. Pursuant to the Securities MOU, plaintiffs and their counsel will receive $61.5 million. Second, the defendants in the Derivative Actions, including Titan and certain of its directors and officers and L-3, entered into a separate memorandum of understanding (the Derivative MOU) with plaintiffs in the Derivative Actions. As a result of negotiations by the plaintiffs in the Derivative Actions, we agreed to, among other things, increase the purchase price for Titan's common stock to $23.10 per share and reduced the termination fee potentially payable by Titan. Pursuant to the Derivative MOU, we agreed to pay any plaintiff attorneys' fees awarded by the Delaware Court of Chancery up to $5.9 million.

After the completion of confirmatory discovery, including the review by plaintiffs' counsel of certain documents of Titan and L-3 and the taking of several depositions, the parties executed stipulations of settlement (i.e., the Securities Settlement and the Derivative Settlement) on July 22, 2005. The Derivative Settlement that was executed included the settlement of the Gentsch matter. The Securities Settlement was preliminarily approved on September 26, 2005 and a Final Settlement Hearing is scheduled for December 19, 2005. The Derivative Settlement was preliminarily approved on August 8, 2005 and a Final Settlement Hearing is scheduled for November 2, 2005. Both settlements remain subject to court approval.

SureBeam Related Litigation

In August 2002, Titan completed the spin-off of its former subsidiary, SureBeam Corporation. On January 19, 2004, SureBeam voluntarily filed for bankruptcy relief to be liquidated under Chapter 7 of the United States Bankruptcy Court. Various lawsuits have been filed against Titan and/or certain directors and executive officers of Titan in connection with SureBeam.

Titan, certain corporate officers of SureBeam, Dr. Gene Ray and Susan Golding, as SureBeam directors, and certain investment banks that served as lead underwriters for SureBeam's March 2001 initial public offering, have been named as defendants in several purported class action lawsuits filed by holders of common stock of SureBeam in the U.S. District Court. On October 6, 2003, these lawsuits were consolidated into In re SureBeam Corporation Securities Litigation, No. 03-CV-001721-JM (POR) in the U.S. District Court for the Southern District of California. The consolidated action seeks an unspecified amount of damages and alleges that each of the defendants, including Titan, as a "control person" of SureBeam within the meaning of Section 15 of the Securities Act, should be held liable under Section 11 of the Securities Act because the prospectus for SureBeam's initial public offering was allegedly inaccurate and misleading, contained untrue statements of material facts, and omitted to state other facts necessary to make the statements made therein not misleading. The consolidated action further alleges that the defendants, including Titan, as a control person of SureBeam within the meaning of Section 20(a) of the Exchange Act, should be held liable under Section 10(b) of the Exchange Act for false and misleading statements made during the period from March 16, 2001 to August 27, 2003. On January 3, 2005, the court granted in part and denied in part motions to dismiss the operative complaint. An amended complaint was filed on March 1, 2005. We intend to defend the claims vigorously.

On September 17, 2004, the bankruptcy trustee in the SureBeam Corporation bankruptcy pending in the United States Bankruptcy Court for the Southern District of California brought an action in San Diego Superior Court, on behalf of the bankruptcy estate, against certain directors and current and former executive officers of Titan who served at one time as directors or officers of SureBeam. The bankruptcy trustee's complaint raises claims of breach of fiduciary duties, gross mismanagement, abuse of corporate control, waste of corporate assets, breach of the duty of loyalty, unjust enrichment, breach of fiduciary duties for insider trading and violation of the California Corporation Code. Because the defendants were named by reason of the fact that they were serving as directors or officers of SureBeam at the request of Titan, Titan is covering the costs of defense of these claims, subject to indemnification agreements and bylaw provisions. We agreed to settle the trustee claims for $5.0 million and are working to finalize the settlement.

Government Investigations

In October 2002, Titan received a grand jury subpoena from the Antitrust Division of the DoJ requesting the production of documents relating to information technology services performed for the Air Force at Hanscom Air Force Base in Massachusetts and Wright-Patterson Air Force Base in Ohio. Titan has been informed that other companies who have performed similar services have received subpoenas as well. A senior Titan employee has provided a handwriting exemplar in connection with this matter and three Titan employees have previously testified before the grand jury in exchange for receiving immunity. Titan is not aware of any illegal or inappropriate conduct and has been cooperating and will continue to cooperate fully with the investigation.

In March 2003, Titan received a subpoena from the Office of Inspector General for the National Aeronautics and Space Administration (NASA) seeking certain records relating to billing for labor services in connection with its contracts with NASA. Titan also received a subpoena from the Office of Inspector General for the General Services Administration (GSA) seeking similar records relating to billing for labor categories in connection with contracts with GSA. In response to these subpoenas, Titan has provided documents relating to billing for labor services in connection with government contracts. Titan has been informed by NASA that the NASA investigation is closed. Titan is not aware of any illegal or inappropriate conduct and has been cooperating and will continue to cooperate fully with the GSA investigation.

These investigations are ongoing, and we are unable to predict their outcome at this time. Any penalties imposed by the U.S. Government in these matters could have a material adverse effect on our financial position, results of operations or cash flows.

Other Legal Proceedings

Since June 9, 2004, two lawsuits have been filed alleging that Titan and other defendants either participated in, approved of, or condoned the mistreatment of prisoners by United States military officials in certain prison facilities in Iraq in violation of federal, state and international law. The first of these cases, Saleh v. Titan Corporation, No. 04-CV-1143 R, was filed in the United States District Court for the Southern District of California against The Titan Corporation, CACI International, Inc. (CACI), and its affiliates, and three individuals (one formally employed by Titan and one by a Titan subcontractor). Plaintiffs in Saleh seek class certification. The second case, Ibrahim v. Titan Corporation, No. 04-CV-1248, was filed on July 27, 2004, on behalf of five individual plaintiffs against Titan, CACI and CACI affiliates, and contains allegations similar to those in Saleh. Class certification has not been requested in Ibrahim. We intend to defend these lawsuits vigorously.

On January 23, 2004, Titan, together with its wholly-owned subsidiary, Titan Wireless, Inc., and Titan Wireless's wholly-owned subsidiary, Titan Africa, Inc., were named as defendants in Gonzales Communications, Inc. v. Titan Wireless, Inc., Titan Africa, Inc., The Titan Corporation, Geolution International Inc., and Mundi Development, Inc., a lawsuit filed in the U.S. District Court for the Southern District of California, No. 04-CV-00147 WQH (JMA). The complaint relates to the purchase by Gonzales Communications of equipment and related services under an equipment purchase agreement entered into with Titan Wireless in June 2001. Gonzales Communications contends that the equipment and services delivered were unsatisfactory. In the complaint, Gonzales Communications seeks direct damages in the amount of $0.9 million plus interest, representing the amount Gonzales Communications alleges to have previously paid under the agreement, and consequential damages of approximately $16.3 million. To date, Titan and its subsidiaries have not received payment in full under the agreement for the equipment and services that were delivered to Gonzales Communications. Titan has filed a counterclaim against Gonzales Communications for in excess of $1.2 million. On July 11, 2005, the court granted in part and denied in part Titan's motion for summary judgment. We intend to defend our position vigorously.

On March 14, 2005, Makram Majid Chams, a former consultant of Titan filed a claim with the Preliminary Committee on Labor Disputes Settlement in Saudi Arabia. Mr. Chams alleges that Titan wrongfully terminated his consulting agreement and that he was defamed by Titan's publication in a local newspaper of a mandatory notice that he is no longer representing Titan. The plaintiff is seeking approximately $21.9 million in damages. We intend to defend our position vigorously.

In December 2001, the current occupants of a property formerly owned by Titan commenced an environmental action, Lefcourt Associates, Ltd. et al. v. The Thor Corporation, et al., against Titan and others in New Jersey state court. Plaintiffs contend that Titan is liable for the damages caused by hazardous waste materials originating from adjacent land to the extent that Titan purportedly provided indemnification to plaintiffs when it sold the property to them in 1986. Discovery is in progress, and we cannot predict the outcome of this litigation at this time.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants' Quarterly Report on Form 10-Q for the period ended June 30, 2002).
3.2	By laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-46975)).
3.3	Certificate of Incorporation of L-3 Communications Corporation (incorporated by reference to Exhibit 3.1 to L-3 Communications Corporation's Registration Statement on Form S-4 (File No. 333-31649)).
3.4	Bylaws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to L-3 Communications Corporation's Registration Statement on Form S-4 (File No. 333-31649)).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to L-3 Communications Holdings' Registration Statement on Form S-1 No. 333-46975).
10.40	Amended and Restated Credit Agreement, dated as of July 29, 2005, among L-3 Communications Corporation, L-3 Communications Holdings, Inc. and certain subsidiaries of the Registrants from time to time party thereto as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.40 to the Registrants' Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
**10.55	Supplemental Indenture dated as of November 1, 2005 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of June 28, 2002 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
**10.63	Supplemental Indenture dated as of November 1, 2005 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of May 21, 2003 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
**10.65	Supplemental Indenture dated as of November 1, 2005 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of December 22, 2003 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
**10.68	Supplemental Indenture dated as of November 1, 2005 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of November 12, 2004 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
10.69	Indenture dated as of July 29, 2005 (Notes Indenture) among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.69 to the Registrants' Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

Exhibit Number	Description of Exhibit
10.70	Indenture dated as of July 29, 2005 (CODES Indenture) among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.70 to the Registrants' Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
**10.71	Supplemental Indenture dated as of November 1, 2005 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of July 29, 2005 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
**10.72	Supplemental Indenture dated as of November 1, 2005 among L-3 Communications Holdings, Inc., The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of July 29, 2005 among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York, as trustee.
*11	L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Share.
**12.1	Ratio of Earnings to Fixed Charges.
**31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) and Rule 15d - 14(a) of the Securities Exchange Act, as amended.
**31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) and Rule 15d - 14(a) of the Securities Exchange Act, as amended.
**32	Section 1350 Certifications.

*	The information required in this exhibit is presented in Note 10 to the Unaudited Condensed Consolidated Financial Statements as of September 30, 2005 in accordance with the provisions of SFAS No. 128, Earnings Per Share.

**	Filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

L-3 Communications Holdings, Inc. and L-3 Communications Corporation
Registrants
Date: November 1, 2005
/s/ Michael T. Strianese
Name: Michael T. Strianese Title: Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants' Quarterly Report on Form 10-Q for the period ended June 30, 2002).
3.2	By laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-46975)).
3.3	Certificate of Incorporation of L-3 Communications Corporation (incorporated by reference to Exhibit 3.1 to L-3 Communications Corporation's Registration Statement on Form S-4 (File No. 333-31649)).
3.4	Bylaws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to L-3 Communications Corporation's Registration Statement on Form S-4 (File No. 333-31649)).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to L-3 Communications Holdings' Registration Statement on Form S-1 No. 333-46975).
10.40	Amended and Restated Credit Agreement, dated as of July 29, 2005, among L-3 Communications Corporation, L-3 Communications Holdings, Inc. and certain subsidiaries of the Registrants from time to time party thereto as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.40 to the Registrants' Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
**10.55	Supplemental Indenture dated as of November 1, 2005 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of June 28, 2002 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
**10.63	Supplemental Indenture dated as of November 1, 2005 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of May 21, 2003 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
**10.65	Supplemental Indenture dated as of November 1, 2005 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of December 22, 2003 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
**10.68	Supplemental Indenture dated as of November 1, 2005 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of November 12, 2004 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
10.69	Indenture dated as of July 29, 2005 (Notes Indenture) among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.69 to the Registrants' Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
10.70	Indenture dated as of July 29, 2005 (CODES Indenture) among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.70 to the Registrants' Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

Exhibit Number	Description of Exhibit
**10.71	Supplemental Indenture dated as of November 1, 2005 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of July 29, 2005 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
**10.72	Supplemental Indenture dated as of November 1, 2005 among L-3 Communications Holdings, Inc., The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of July 29, 2005 among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York, as trustee.
*11	L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Share.
**12.1	Ratio of Earnings to Fixed Charges.
**31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) and Rule 15d - 14(a) of the Securities Exchange Act, as amended.
**31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) and Rule 15d - 14(a) of the Securities Exchange Act, as amended.
**32	Section 1350 Certifications.

*	The information required in this exhibit is presented in Note 10 to the Unaudited Condensed Consolidated Financial Statements as of September 30, 2005 in accordance with the provisions of SFAS No. 128, Earnings Per Share.

**	Filed herewith.