Form 10-Q
period 2006-03-31
L 3 COMMUNICATIONS HOLDINGS INC; L 3 COMMUNICATIONS CORP
filed 2006-05-03
CIK 1056239, 1039101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(212) 697-1111

(Telephone number)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12 b-2 of the Exchange Act. (Check one):

Large accelerated filer                 Accelerated filer                 Non-accelerated filer

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes     No

There were 121,963,608 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on April 28, 2006.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For quarterly period ended March 31, 2006

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$172.6	$393.9
Contracts in process	3,187.5	2,904.4
Deferred income taxes	233.3	230.6
Other current assets	98.2	114.6
Total current assets	3,691.6	3,643.5
Property, plant and equipment, net	663.2	657.6
Goodwill	7,298.4	6,899.8
Identifiable intangible assets	435.7	412.8
Deferred debt issue costs	74.1	76.6
Other assets	211.3	218.8
Total assets	$12,374.3	$11,909.1
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$512.1	$476.1
Accrued employment costs	440.7	467.7
Accrued expenses	241.8	172.0
Billings in excess of costs and estimated profits	247.2	214.0
Customer advances	126.6	97.2
Income taxes	84.2	69.2
Other current liabilities	362.0	358.1
Total current liabilities	2,014.6	1,854.3
Pension and postretirement benefits	504.6	435.6
Deferred income taxes	169.6	119.1
Other liabilities	279.0	294.7
Long-term debt	4,633.8	4,633.5
Total liabilities	7,601.6	7,337.2
Commitments and contingencies (see Note 12)
Minority interests	84.5	81.2
Shareholders’ equity:
L-3 Holdings’ common stock; $.01 par value; authorized 300,000,000 shares, issued and outstanding 121,760,140 shares in 2006 and 120,372,394 shares in 2005 (L-3 Communications’ common stock; $.01 par value, 100 shares authorized, issued and outstanding)	3,106.1	3,040.8
Retained earnings	1,661.1	1,545.0
Unearned compensation	—	(17.9)
Accumulated other comprehensive loss	(79.0)	(77.2)
Total shareholders’ equity	4,688.2	4,490.7
Total liabilities and shareholders’ equity	$12,374.3	$11,909.1

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Three Months Ended March 31,
	2006	2005
Sales:
Contracts, primarily U.S. Government	$2,642.9	$1,750.1
Commercial, primarily products	260.9	212.4
Total sales	2,903.8	1,962.5
Costs and expenses:
Contracts, primarily U.S. Government	2,382.3	1,565.3
Commercial, primarily products:
Cost of sales	166.9	140.1
Selling, general and administrative expenses	48.0	43.5
Research and development expenses	18.2	14.4
Total costs and expenses	2,615.4	1,763.3
Operating income	288.4	199.2
Interest and other (income) expense, net	(5.9)	(2.7)
Interest expense	71.9	38.1
Minority interests in net income of consolidated subsidiaries	2.3	3.2
Income before income taxes	220.1	160.6
Provision for income taxes	81.2	58.2
Net income	$138.9	$102.4
L-3 Holdings’ earnings per common share:
Basic	$1.15	$0.88
Diluted	$1.13	$0.86
L-3 Holdings’ weighted average common shares outstanding:
Basic	121.2	116.3
Diluted	123.3	119.5

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31,
	2006	2005
Operating activities:
Net income	$138.9	$102.4
Depreciation	30.3	24.1
Amortization of intangibles and other assets	14.3	7.1
Deferred income tax provision	41.4	23.7
Minority interests in net income of consolidated subsidiaries	2.3	3.2
Stock-based employee compensation expense	11.4	1.1
Contributions to employee savings plans in L-3 Holdings’ common stock	33.2	16.2
Amortization of deferred debt issue costs (included in interest expense)	2.5	1.5
Other non-cash items	(2.7)	0.4
Subtotal	271.6	179.7
Changes in operating assets and liabilities, excluding acquired amounts:
Contracts in process	(152.6)	(136.6)
Other current assets	7.1	(26.8)
Other assets	—	(5.6)
Accounts payable, trade	12.4	42.1
Accrued employment costs	(54.6)	(18.2)
Accrued expenses	23.6	4.3
Billings in excess of costs and estimated profits	33.1	13.8
Customer advances	3.8	28.3
Income taxes	30.4	18.1
Excess income tax benefits related to share-based payment arrangements	(18.0)	—
Other current liabilities	11.6	6.0
Pension and postretirement benefits	27.0	21.5
Other liabilities	(9.2)	5.4
All other operating activities	1.3	(2.4)
Subtotal	(84.1)	(50.1)
Net cash from operating activities	187.5	129.6
Investing activities:
Business acquisitions, net of cash acquired	(412.0)	(499.3)
Capital expenditures	(27.1)	(19.3)
Dispositions of property, plant and equipment	0.9	0.1
Other investing activities	1.0	(2.0)
Net cash used in investing activities	(437.2)	(520.5)
Financing activities:
Borrowings under revolving credit facility	154.0	—
Repayment of borrowings under revolving credit facility	(154.0)	—
Debt issue costs	(0.1)	(4.1)
Cash dividends paid on L-3 Holdings’ common stock	(22.8)	(14.5)
Proceeds from exercise of stock options	22.3	39.6
Proceeds from employee stock purchase plan	13.0	9.1
Excess income tax benefits related to share-based payment arrangements	18.0	—
Distributions paid to minority interests	(0.5)	(2.2)
Other financing activities	(1.5)	(4.2)
Net cash from financing activities	28.4	23.7
Net decrease in cash and cash equivalents	(221.3)	(367.2)
Cash and cash equivalents, beginning of the period	393.9	653.4
Cash and cash equivalents, end of the period	$172.6	$286.2

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

2.    Basis of Presentation

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of L-3 Holdings and L-3 Communications for the fiscal year ended December 31, 2005, which are included in their Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

The accompanying unaudited condensed consolidated financial statements comprise the unaudited condensed consolidated financial statements of L-3 Holdings and L-3 Communications. L-3 Holdings’ only asset is its investment in the common stock of L-3 Communications, its wholly-owned subsidiary, and its only obligations are the 3% Convertible Contingent Debt Securities (CODES) due 2035, which were issued on July 29, 2005, and its guarantee of borrowings under the senior credit facility of L-3 Communications. L-3 Holdings’ obligations relating to the CODES have been jointly, severally, fully and

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

unconditionally guaranteed by L-3 Communications and certain of its domestic subsidiaries, and accordingly, such debt has been reflected as debt of L-3 Communications in its consolidated financial statements in accordance with the U.S. Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 54. All issuances of and conversions into L-3 Holdings’ equity securities, including grants of stock options and restricted stock by L-3 Holdings to employees of L-3 Communications and its subsidiaries, have been reflected in the consolidated financial statements of L-3 Communications. As a result, the consolidated financial positions, results of operations and cash flows of L-3 Holdings and L-3 Communications are substantially the same. See Note 17 for additional information.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for a complete set of annual audited financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. Certain reclassifications have been made to conform prior-year amounts to the current-year presentation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs and expenses during the reporting period. The most significant of these estimates and assumptions relate to contract revenue, profit and loss recognition, fair values of assets acquired and liabilities assumed in business combinations, market values for inventories reported at lower of cost or market, pension and postretirement benefit obligations, stock-based employee compensation expense, recoverability, useful lives, and valuation of recorded amounts of long-lived assets, identifiable intangible assets, goodwill, income taxes, including the valuations of deferred tax assets, litigation reserves and environmental obligations. Changes in estimates are reflected in the periods during which they become known. Actual amounts will differ from these estimates and could differ materially. For a more complete discussion of these estimates and assumptions, see the Annual Report of L-3 Holdings and L-3 Communications on Form 10-K for the fiscal year ended December 31, 2005.

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

Commercial, primarily products.     Sales and costs and expenses for the Company’s businesses whose customers are primarily commercial business enterprises are presented as ‘‘Commercial, primarily products.’’ Most of these sales are recognized in accordance with SAB 104, and substantially all of the related revenue arrangements are not within the scope of SOP 81-1, ARB 43 or ARB 45. The Company’s commercial businesses are substantially comprised of Aviation Communication & Surveillance Systems (ACSS), Aviation Recorders, Avionics Systems, Infrared Products, Microwave Components, Security and Detection Systems and SAM Electronics GmbH (SAM).

3.    Acquisitions

2006 Business Acquisitions

During the three months ended March 31, 2006, in separate transactions, the Company acquired six businesses, for an aggregate purchase price of $430.7 million in cash, plus acquisition costs. Based on preliminary purchase price allocations, the aggregate goodwill recognized for these business acquisitions was $412.0 million, of which $18.6 million was assigned to the C3ISR reportable segment, $28.0 million was assigned to the AM&M reportable segment and $365.4 million was assigned to the Specialized Products reportable segment. The goodwill from these business acquisitions is not expected to be deductible for income tax purposes. The 2006 business acquisitions were financed with a combination of cash on hand and revolving credit facility borrowings. The purchase price for each of these acquisitions is subject to adjustment based on the closing date net assets or net working capital of the respective businesses acquired. The Company completed the following business acquisitions during the three months ended March 31, 2006:

•	All of the outstanding stock of SAM on January 31, 2006, for $180.3 million in cash, which includes a $30.3 million increase to the contractual purchase price for a preliminary purchase price adjustment based on SAM's preliminary closing date net assets. SAM, which has its principal operations in Germany, is a manufacturer and supplier of maritime electrical and electronic systems to shipyards (including commercial shipyards), shipping companies and international navies;

•	All of the outstanding stock of SafeView, Inc. on March 9, 2006, and CyTerra Corporation on March 21, 2006, for an aggregate purchase price of $190.9 million in cash, plus additional consideration, not to exceed $35.1 million, which is contingent upon financial performance for the years ending December 31, 2006 through 2008. Any such additional consideration will be accounted for as goodwill. SafeView is a developer and manufacturer of non-invasive security systems and portals for military and public safety use, including airports. CyTerra is a leader in the development and manufacture of a number of sophisticated sensors with threat detection capabilities for the military and homeland security markets; and

•	All of the outstanding stock of Advanced Systems Architectures Ltd. (ASA) on January 25, 2006, TCS Design and Management Services, Incorporated (TCS) on January 26, 2006, and Magnet-Motor GmbH on March 20, 2006, for an aggregate purchase price of $59.5 million in cash, plus additional consideration, not to exceed $12.0 million, which is contingent upon the financial performance of ASA and TCS for the years ending December 31, 2006 and 2007. Any such additional consideration will be accounted for as goodwill.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

The table below summarizes the preliminary purchase price allocation of the aggregate assets acquired and liabilities assumed in connection with the business acquisitions that were completed during the three months ended March 31, 2006.

(in millions)
Cash and cash equivalents	$36.6
Contracts in process	120.8
Other current assets	7.1
Goodwill	412.0
Identifiable intangible assets	27.4
Property, plant and equipment	8.2
Other assets	0.2
Total assets acquired	612.3
Current liabilities	122.9
Other liabilities	55.1
Total liabilities assumed	178.0
Minority interests	0.5
Net assets acquired	$433.8

All of the business acquisitions are included in the Company’s results of operations from their respective dates of acquisition. The assets and liabilities recorded in connection with the purchase price allocations for the acquisitions of SAM, SafeView, CyTerra, ASA, TCS and Magnet-Motor are based upon preliminary estimates of fair values for contracts in process, inventories, estimated costs in excess of estimated contract value to complete contracts in process in a loss position, contingent assets and liabilities, identifiable intangibles, goodwill, property, plant and equipment, and deferred income taxes. Actual adjustments will be based on the final purchase prices, including the payment of contingent consideration, if any, and final appraisals and other analyses of fair values which are in process. The Company expects to complete the purchase price allocations during 2006. The Company does not expect the differences between the preliminary and final purchase price allocations for these business acquisitions to have a material impact on its results of operations or financial position.

2005 Business Acquisitions

Acquisition of The Titan Corporation.    On July 29, 2005, the Company acquired all of the outstanding shares of Titan for approximately $2,742.1 million in cash, including the assumption of approximately $626.0 million of Titan’s debt, plus $41.7 million of acquisition costs. Concurrent with the Titan acquisition, the Company repaid or redeemed all of Titan’s outstanding debt. The Titan acquisition was financed using approximately $384.3 million of cash on hand, $750.0 million of term loan borrowings under L-3 Communications’ senior credit facility and the net proceeds from the issuance by L-3 Holdings of $700.0 million of 3% Convertible Contingent Debt Securities and the issuance by L-3 Communications of $1.0 billion of 6 3/8% Senior Subordinated Notes (see Note 7). Titan is included in the Company’s results of operations from its date of acquisition.

Titan is a leading provider of comprehensive national security solutions, including information and communications systems solutions and services to the DoD, intelligence agencies, the DHS and other United States federal government customers. Titan offers services, systems and products for C3ISR, enterprise information technology and homeland security programs.

The Company has completed the Titan purchase price allocation except for (i) the identifiable intangible assets acquired, (ii) liabilities for excess leased facilities, (iii) liabilities for certain litigation matters, (iv) deferred tax assets, (v) the recoverability assessments of certain contract costs incurred by

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Titan prior to the acquisition, and (vi) pre-acquisition contingencies for performance and other guarantees related to businesses that were divested or discontinued by Titan whose estimated fair values are assessed as preliminary estimates. The Company expects that the differences between the preliminary and final purchase price allocations for these items will not have a material impact on the Company's results of operations for the year ending December 31, 2006, or any year thereafter. However, differences between the preliminary and final purchase price allocations could be material to the Company's financial position. The Company has engaged a third party valuation consultant who is currently assisting management with the valuation of the Titan identifiable intangible assets. Additionally, the likelihood and estimates of buyout settlements with lessors and estimated future sublease income for excess facilities and the disposition, resolution plans and estimated losses for certain litigation matters, the fair value estimates for performance guarantees, and the analysis and net realizable assessments of certain contract costs and deferred tax assets, are based on preliminary estimates. The final purchase price allocations of these Titan acquired assets and liabilities will be based on final estimates of fair value, assessments and analyses of facts and disposition plans. The Company expects to complete the purchase price allocation for these Titan items by June 30, 2006.

Based upon the preliminary purchase price allocation for Titan, goodwill in the amount of approximately $947.6 million was assigned to the C3ISR reportable segment, approximately $886.8 million to the Government Services reportable segment and approximately $390.0 million to the Specialized Products reportable segment. Approximately $108.6 million of the Titan goodwill is expected to be deductible for income tax purposes.

Other 2005 Business Acquisitions.    During 2005, in separate transactions, the Company acquired eleven businesses, excluding Titan. The remaining acquisitions that are still subject to final purchase price allocations include Advanced Laser Systems Technology, Inc. (ALST), Joseph Sheairs Associates, Inc. (JSA), Hitec O, EOTech Acquisition Corp., and Applied Signal and Image Technology, Inc. (ASIT), for an aggregate purchase price of $103.3 million in cash, excluding acquisition costs, plus additional consideration, not to exceed $30.4 million, which is contingent primarily upon the financial performance of these acquired businesses for fiscal years ending on various dates in 2006 through 2008. Any such additional consideration will be accounted for as goodwill. Based on preliminary purchase price allocations, the aggregate goodwill recognized for these business acquisitions was $90.8 million, of which $19.5 million was assigned to the C3ISR reportable segment, $19.5 million was assigned to the Government Services reportable segment and $51.8 million was assigned to the Specialized Products reportable segment. Goodwill of $41.6 million is expected to be deductible for income tax purposes. These business acquisitions were financed with cash on hand.

The purchase prices for ALST, JSA, Hitec O, EO Tech, and ASIT, all of which were acquired in 2005, are subject to adjustment based on the closing date net assets or net working capital of the respective business acquired. The assets and liabilities recorded in connection with the purchase price allocations for these acquisitions are based upon preliminary estimates of fair values for contracts in process, inventories, estimated costs in excess of estimated contract value to complete contracts in process in a loss position, contingent assets and liabilities, identifiable intangibles, goodwill, property, plant and equipment, and deferred income taxes. Actual adjustments will be based on the final purchase prices, including the payment of contingent consideration, if any, and final appraisals and other analyses of fair values, which are in process. The Company expects to complete the purchase price allocations during 2006. The Company does not expect the differences between the preliminary and final purchase price allocations for these business acquisitions to have a material impact on its results of operations or financial position.

The Company has completed the purchase price allocations for InfraredVision Technology Corporation, Mobile-Vision, Inc. and Sonoma Design Group, Inc. The final purchase price allocations for these businesses did not have a material impact on the Company’s results of operations or financial position.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Aircraft Integration Systems Acquisition.    In connection with the Company’s acquisition of Aircraft Integration Systems (AIS) in March 2002, the purchase price submitted by Raytheon Company (Raytheon) to the Company amounted to approximately $1,163.0 million. In accordance with the asset purchase agreement, the Company and Raytheon engaged a neutral accountant to arbitrate the final purchase price. In January 2006, the arbitrator ruled that the final purchase price was $1,153.3 million, and accordingly, in January 2006, Raytheon paid L-3 $9.7 million, representing a reduction to the purchase price, plus interest income of $3.5 million. The reduction to the purchase price was recorded as a reduction to goodwill.

Unaudited Pro Forma Statement of Operations Data

The following unaudited pro forma Statement of Operations data presents the combined results of the Company and its business acquisitions completed during the three months ended March 31, 2006 and the year ended December 31, 2005 assuming that the business acquisitions completed during these periods had occurred on January 1, 2005.

	Three Months Ended March 31,
	2006	2005
	(in millions, except per share data)
Pro forma sales	$2,934.4	$2,698.6
Pro forma net income	$135.8	$101.1
Pro forma diluted earnings per share	$1.10	$0.85

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed these acquisitions on January 1, 2005.

The unaudited pro forma results also include charges for costs related to Titan's internal review and shareholder settlements related to the securities law class action and derivative action lawsuits each arising out of Titan's alleged violations of the Foreign Corrupt Practices Act. These charges, which were recorded by Titan prior to the July 2005 acquisition, amounted to approximately $5.8 million for the three months ended March 31, 2005.

4.    Contracts in Process

The components of contracts in process are presented in the table below. The unbilled contract receivables, inventoried contract costs and unliquidated progress payments are principally related to contracts with the U.S. Government and prime contractors or subcontractors of the U.S. Government.

	March 31, 2006	December 31, 2005
	(in millions)
Billed receivables, net of allowances of $19.1 million and $19.6 million	$1,107.1	$1,071.2
Unbilled contract receivables, gross	1,571.9	1,414.1
Less: unliquidated progress payments	(230.2)	(235.6)
Unbilled contract receivables, net	1,341.7	1,178.5
Inventoried contract costs, gross	550.6	529.8
Less: unliquidated progress payments	(61.6)	(64.5)
Inventoried contract costs, net	489.0	465.3
Inventories at lower of cost or market	249.7	189.4
Total contracts in process	$3,187.5	$2,904.4

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Inventoried Contract Costs.    In accordance with SOP 81-1 and the AICPA Audit and Accounting Guide, Audits of Federal Government Contractors, the Company’s inventoried contract costs include general and administrative (G&A) costs, independent research and development (IRAD) costs and bid and proposal (B&P) costs allocated to contracts (revenue arrangements) for which the U.S. Government is the end customer, because they are reimbursable indirect contract costs on revenue arrangements pursuant to the contractual terms of the revenue arrangements and U.S. Government procurement regulations. The Company accounts for its G&A, IRAD and B&P costs allocated to U.S. Government contracts as product costs, instead of period expenses, and charges them to costs of sales when sales related to those contracts (revenue arrangements) are recognized. Therefore, such allocated indirect costs are included in inventoried contract costs prior to the recognition of cost of sales for the related contracts (revenue arrangements).

The table below presents a summary of G&A, IRAD and B&P costs included in inventoried contract costs and the changes to them, including amounts used to determine costs and expenses for ‘‘Contracts, primarily U.S. Government’’ for the periods presented. The cost data in the table below does not include the selling, general and administrative expenses and research and development expenses for the Company’s businesses that are primarily not U.S. Government contractors, which are separately presented on the statements of operations under the caption for costs and expenses for ‘‘Commercial, primarily products’’ and are expensed as incurred.

	Three Months Ended March 31,
	2006	2005
	(in millions)
Amounts included in inventoried contract costs at beginning of the period	$55.7	$43.7
Add: Amounts included in acquired inventoried contract costs	0.3	—
Contract costs incurred(1)	236.3	174.5
Less: Amounts charged to costs and expenses during the period	(231.1)	(168.9)
Amounts included in inventoried contract costs at end of the period	$61.2	$49.3

(1)	Incurred costs include IRAD and B&P costs of $54.7 million for the three months ended March 31, 2006 and $40.5 million for the three months ended March 31, 2005.

Inventories at Lower of Cost or Market.    The table below presents the components of Inventories at Lower of Cost or Market.

	March 31, 2006	December 31, 2005
	(in millions)
Raw materials, components and sub-assemblies	$98.6	$81.0
Work in process	89.4	54.1
Finished goods	61.7	54.3
Total	$249.7	$189.4

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

5.    Goodwill and Identifiable Intangible Assets

Goodwill.    The table below presents the changes in goodwill allocated to the Company’s reportable segments.

	C3ISR	Government Services	AM&M	Specialized Products	Consolidated Total
	(in millions)
Balance at January 1, 2006	$1,719.6	$1,384.0	$1,013.6	$2,782.6	$6,899.8
Business acquisitions	13.6	1.4	24.9	358.7	398.6
Balance at March 31, 2006	$1,733.2	$1,385.4	$1,038.5	$3,141.3	$7,298.4

Goodwill increased by $398.6 million to $7,298.4 million at March 31, 2006 from $6,899.8 million at December 31, 2005. The increase was due to (i) $412.0 million for business acquisitions completed during the 2006 first quarter and (ii) $1.8 million primarily for a contingent purchase price adjustment or earnout, which was resolved during the period. These increases to goodwill were partially reduced by $9.7 million relating to the favorable resolution of the AIS purchase price and a $5.5 million decrease for final estimates of fair value for acquired assets and liabilities assumed in connection with certain business acquisitions completed prior to January 1, 2006. See Note 3 for additional information.

Identifiable Intangible Assets.    Information on the Company’s identifiable intangible assets that are subject to amortization is presented in the table below. The Company has no indefinite-lived identifiable intangible assets.

		March 31, 2006			December 31, 2005
	Weighted Average Amortization Period (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets:	(in millions)
Customer relationships	20.7	$424.4	$45.8	$378.6	$396.6	$35.6	$361.0
Technology	13.7	67.3	10.8	56.5	61.1	9.5	51.6
Other	8.8	2.5	1.9	0.6	2.0	1.8	0.2
Total	19.8	$494.2	$58.5	$435.7	$459.7	$46.9	$412.8

The Company recorded amortization expense for its identifiable intangible assets of $11.6 million for the three months ended March 31, 2006 and $5.2 million for the three months ended March 31, 2005. Based on gross carrying amounts at March 31, 2006, the Company’s estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2006 through 2010 are presented in the table below.

	Years Ending December 31,
	2006	2007	2008	2009	2010
	(in millions)
Estimated Amortization Expense	$44.9	$40.9	$36.5	$33.0	$30.7

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

6.    Other Current Liabilities and Other Liabilities

The table below presents the components of other current liabilities.

	March 31, 2006	December 31, 2005
Other Current Liabilities:	(in millions)
Accrued product warranty costs	$73.2	$61.8
Estimated cost in excess of estimated contract value to complete contracts in process in a loss position	71.4	76.6
Accrued interest	71.1	68.2
Aggregate purchase price payable for acquired businesses	14.2	36.8
Deferred revenues	16.8	15.0
Other	115.3	99.7
Total other current liabilities	$362.0	$358.1

The table below presents the changes in the Company’s accrued product warranty costs.

	Three Months Ended March 31
	2006	2005
Accrued product warranty costs:	(in millions)
Balance at January 1	$61.8	$49.8
Acquisitions during this period	13.1	2.0
Accruals for product warranties issued during the period	5.6	4.2
Accruals for product warranties existing before January 1(1)	1.4	0.5
Settlements made during the period	(8.7)	(4.6)
Balance at March 31	$73.2	$51.9

(1)	Represents changes to estimated product warranty costs related to sales recognized prior to January 1, 2006 and January 1, 2005, respectively.

The table below presents the components of other liabilities.

	March 31, 2006	December 31, 2005
Other Liabilities:	(in millions)
Non-current portion of net deferred gains from terminated interest rate swap agreements	$17.4	$18.2
Accrued workers compensation	28.6	25.8
Notes payable and capital lease obligations	10.3	10.5
Deferred compensation	60.3	59.0
Other non-current liabilities	162.4	181.2
Total other liabilities	$279.0	$294.7

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

7.    Debt

The components of long-term debt and a reconciliation to the carrying amount of long-term debt are presented in the table below.

	March 31, 2006	December 31, 2005
L-3 Communications:	(in millions)
Borrowings under Revolving Credit Facility(1)	$—	$—
Borrowings under Term Loan Facility maturing 2010	750.0	750.0
7 5/8% Senior Subordinated Notes due 2012	750.0	750.0
6 1/8% Senior Subordinated Notes due 2013	400.0	400.0
6 1/8% Senior Subordinated Notes due 2014	400.0	400.0
5 7/8% Senior Subordinated Notes due 2015	650.0	650.0
6 3/8% Senior Subordinated Notes due 2015	1,000.0	1,000.0
Subtotal	3,950.0	3,950.0
L-3 Holdings:
3% Convertible Contingent Debt Securities due 2035	700.0	700.0
Principal amount of long-term debt	4,650.0	4,650.0
Less: Unamortized discounts	(16.2)	(16.5)
Carrying amount of long-term debt	$4,633.8	$4,633.5

(1)	The Company’s five-year revolving credit facility allows for total aggregate borrowings of up to $1.0 billion. At March 31, 2006, available borrowings under the revolving credit facility were $912.1 million after reductions for outstanding letters of credit of $87.9 million.

8.    Comprehensive Income

A reconciliation of net income to comprehensive income is presented in the table below.

	Three Months Ended March 31,
	2006	2005
	(in millions)
Net income	$138.9	$102.4
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income taxes of $0.4 million in 2006 and $1.2 million in 2005	0.5	(1.8)
Unrealized gains (losses) on hedging instruments, net of income taxes of $1.5 million in 2006 and 2005	(2.3)	2.3
Comprehensive income	$137.1	$102.9

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

The changes in the accumulated other comprehensive income (loss) balances, net of related tax effects are presented in the table below.

	Foreign currency translation	Unrealized gains (losses) on hedging instruments	Minimum pension liability	Total accumulated other comprehensive income (loss)
	(in millions)
March 31, 2006
Balance at January 1, 2006	$2.1	$1.4	$(80.7)	$(77.2)
Period change	0.5	(2.3)	—	(1.8)
Balance at March 31, 2006	$2.6	$(0.9)	$(80.7)	$(79.0)
December 31, 2005
Balance at January 1, 2005	$4.1	$(1.3)	$(75.5)	$(72.7)
Period change	(2.0)	2.7	(5.2)	(4.5)
Balance at December 31, 2005	$2.1	$1.4	$(80.7)	$(77.2)

9.    L-3 Holdings Earnings Per Share

A reconciliation of basic and diluted earnings per share (EPS) is presented in the table below.

	Three Months Ended March 31,
	2006	2005
Basic:	(in millions, except per share data)
Net income	$138.9	$102.4
Weighted average common shares outstanding	121.2	116.3
Basic earnings per share	$1.15	$0.88
Diluted:
Net income	$138.9	$102.4
Common and potential common shares:
Weighted average common shares outstanding	121.2	116.3
Assumed exercise of stock options	6.2	9.6
Unvested restricted stock awards	0.4	0.2
Assumed purchase of common shares for treasury	(4.5)	(6.6)
Common and potential common shares	123.3	119.5
Diluted earnings per share	$1.13	$0.86

The L-3 Holdings’ 3% Convertible Contingent Debt Securities (CODES) had no impact on diluted EPS because the average market price of L-3 Holdings common stock for the period was less than the conversion price of $102.31. Excluded from the computations of diluted EPS are stock options to purchase L-3 Holdings common stock of 1.5 million shares for the three months ended March 31, 2006 and 0.1 million shares for the three months ended March 31, 2005, because they were anti-dilutive.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

10.    Employee Stock-based Compensation and Incentives

Adoption of SFAS 123R.    Effective January 1, 2006, the Company adopted the fair value based method of accounting for stock-based employee compensation as required by the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (SFAS 123R). The fair value based method requires the Company to expense all stock-based employee compensation. Stock-based employee compensation is a non-cash expense because the Company settles these obligations by issuing shares of L-3 Holdings common stock instead of settling such obligations with cash payments. The provisions of SFAS 123R permit two alternative transition methods, of which the Company has selected the modified prospective method. Accordingly, the Company has expensed all stock-based employee compensation beginning January 1, 2006, but prior period amounts have not been restated.

Compensation expense for all stock-based awards granted on or after January 1, 2006 and for all restricted stock awards granted prior to January 1, 2006, is recognized on a straight-line basis over the requisite service period for the entire award based on the grant date fair value. Compensation expense for all stock option awards granted prior to, but not yet vested as of January 1, 2006, is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. Additionally, prior to the adoption of SFAS 123R, the company presented all income tax benefits resulting from the exercise of stock options as a reduction of income taxes paid in net cash from operating activities in the consolidated statement of cash flows. SFAS 123R requires that the income tax deductions in excess of the compensation expense recognized (excess income tax benefits) be reported as an element of net cash from financing activities. The consolidated statement of operations for the three months ended March 31, 2006 includes compensation expense of $11.4 million ($7.8 million after income taxes), which reduced basic and diluted EPS by $0.06.

SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Prior to January 1, 2006, the Company accounted for employee stock-based compensation under the recognition and measurement principles of APB 25. Under APB 25, compensation expense for employee stock-based compensation was recognized based on the excess, if any, of the fair value of L-3 Holdings' common stock on the grant date over the amount an employee had to pay to acquire the stock. As the Company’s various stock-based compensation plans, described below, require stock options to be granted to employees at exercise prices not less than the fair value of L-3 Holdings common stock at the date of grant, the Company did not recognize compensation expense for stock options prior to January 1, 2006. In addition, prior to January 1, 2006, the Company's Employee Stock Purchase Plan (ESPP) was considered non-compensatory under APB 25, and therefore, the Company did not recognize compensation expense in connection with the ESPP.

Stock-based Compensation Plans.    In 1999, the Company adopted the 1999 Long Term Performance Plan (1999 Plan). Awards under the 1999 Plan may be granted to any employee or to any other individual who provides services to or on behalf of the Company or any of its subsidiaries, subject to the discretion of the Compensation Committee of the Board of Directors. Awards under the 1999 Plan may be in the form of stock options, stock appreciation rights, restricted stock and other incentive awards. In 1998, the Company adopted the 1998 Directors Stock Option Plan (1998 Plan), which provides awards in the form of stock options to non-employee Directors. In 1997, the Company adopted the 1997 Stock Option Plan (1997 Plan). The 1997 Plan authorizes the Compensation Committee of the Board of Directors to grant stock options to key employees of the Company and its subsidiaries. The 1999 Plan, 1998 Plan and 1997 Plan are collectively referred to as the Plans. Awards under the Plans are in the form of L-3 Holdings restricted common stock and options convertible into L-3 Holdings common stock.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

At March 31, 2006, the number of shares of L-3 Holdings’ common stock authorized for grant under the Plans was 23.4 million, of which 4.7 million shares were still available for awards. Under the terms of the 1999 Plan, grants of all restricted stock may not exceed, in the aggregate, more than 2% of the Company’s outstanding shares at the time of grant. The Company has adopted the Plans in order to provide incentives to officers and employees of the Company and its subsidiaries. The Company believes that its stock-based compensation awards encourage high levels of performance by individuals who contribute to the success of the Company and enable the Company to attract, retain and reward talented and experienced individuals. This is accomplished by providing eligible individuals with an opportunity to obtain or increase a proprietary interest in the Company and/or by providing eligible individuals with additional incentives to join or remain with the Company. The Plans serve to better align the interests of management and its employees with those of the Company’s shareholders.

Stock Options.    The price at which stock options may be granted shall not be less than the fair market value of L-3 Holdings’ common stock on the date of grant. Options expire after 10 years from the date of grant and are exercisable ratably over a three year period on the annual anniversary of the date of grant. All unvested options are subject to forfeiture upon termination of employment. Compensation expense for stock option awards was $6.6 million ($4.0 million after income taxes) for the three months ended March 31, 2006. All of the stock option awards issued under the Plans are non-qualified stock options for U.S. income tax regulations. The table below presents a summary of the Company’s stock option activity under the Plans as of March 31, 2006 and changes during the three months then ended.

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Number of shares under option
Outstanding at January 1, 2006	8,088.0	$44.15
Options granted	40.1	77.68
Options exercised	(725.4)	30.73
Options forfeited	(79.3)	57.83
Outstanding at March 31, 2006	7,323.4	$45.52	6.2	$294.9
Vested and expected to vest at March 31, 2006(1)	6,619.1	$43.73	6.1	$278.4
Exercisable at March 31, 2006	4,673.3	$32.62	4.8	$248.5

(1)	Represents outstanding options reduced by expected forfeitures.

The estimated weighted average grant date fair value of each stock option awarded was $23.74 for the three months ended March 31, 2006 and $22.78 for the three months ended March 31, 2005. The aggregate intrinsic value, disclosed in the table above, represents the difference between L-3 Holding's closing stock price on the last trading day of the first quarter of 2006 (March 31, 2006) and the exercise price, multiplied by the number of in-the-money stock options outstanding, whether vested or not vested.

The total intrinsic value of stock options exercised, based on the difference between the L-3 Holdings stock price at the time of exercise and the related exercise price, was $38.2 million during the first quarter of 2006 and $123.9 million during the first quarter of 2005. At March 31, 2006, unrecognized compensation costs related to stock options was $23.8 million ($14.5 million after income taxes), which is expected to be recognized over a weighted average remaining period of 6.2 years.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Stock Option Fair Value Estimation Assumptions.    For purposes of estimating the fair value provisions of SFAS 123R, the Company estimates the fair value of its stock options at the date of grant using the Black-Scholes option-pricing valuation model. The Company’s valuation model is impacted by L-3 Holdings' stock price as well as weighted average assumptions for a number of subjective variables described below.

•   Expected Holding Period.    The expected holding period of stock options granted represents the period of time that stock options granted are expected to be outstanding until they are exercised, cancelled or forfeited. The Company uses historical data to estimate stock option exercise data and employee terminations within the valuation model.

•   Expected Volatility.    Expected volatility is based on L-3 Holdings' actual historical volatility.

•   Expected Dividend Yield.    Expected dividend yield is based on L-3 Holdings' expected payments and historical pattern of dividend increases.

•   Risk-Free Interest Rate.    The risk-free interest rates for stock options are based on the U.S. Treasury yield curve in effect at the time of grant for maturities similar to the expected holding period of the stock options..

Changes in assumptions can materially impact the estimated fair value of stock options. The weighted average assumptions used in the valuation model are presented in the table below.

	2006 Grants(1)	2005 Grants
Expected holding period (in years)	4.5	4.5
Expected volatility	31.4%	29.4%
Expected dividend yield	0.9%	0.8%
Risk-free interest rate	4.4%	4.0%

(1)	Represents weighted average assumptions for the three months ended March 31, 2006.

Restricted Stock.    The Company awards shares of restricted stock of L-3 Holdings to employees under the 1999 Plan. These awards are subject to forfeiture until certain restrictions have lapsed, including a three year vesting period starting on the date of grant. The Company awarded 0.1 million restricted shares for the three months ended March 31, 2006 with an aggregate fair value of $8.4 million. The Company awarded 0.1 million restricted shares for the three months ended March 31, 2005 with an aggregate fair value of $4.8 million. The aggregate fair value of the restricted stock awards is based on L-3 Holdings' closing stock price at the date of grant, and will generally be recognized as compensation expense on a straight line basis over the three year vesting period. However, for employees who attain retirement eligibility status prior to the end of the three year vesting period, and who have provided at least one year of service after the date of grant, compensation expense is recognized over that shorter period from the date of grant to the retirement eligibility date. Retirement eligible employees are those employees that have attained the age of 65 and have completed at least five years of service.

Compensation expense for all restricted stock awards was $2.6 million ($1.6 million after income taxes) for the three months ended March 31, 2006. The table below presents a summary of the Company’s nonvested restricted stock awards as of March 31, 2006 and changes during the three months then ended.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested balance at January 1, 2006	421.8	$66.46
Granted	100.8	83.44
Vested	(78.2)	44.91
Forfeited	(2.2)	56.15
Nonvested balance at March 31, 2006	442.2	$74.19

As of March 31, 2006, total unrecognized compensation costs related to nonvested restricted stock awards was $23.0 million and that amount is expected to be recognized over a weighted average remaining period of 2.1 years. The total fair value of restricted stock awards vested during the first quarter of 2006 was $5.8 million and during the first quarter of 2005 was $8.1 million.

Employee Stock Purchase Plan.    The Company offers an employee stock purchase plan for all eligible employees. Eligible employees include all employees of the Company or its U.S. subsidiaries and certain foreign subsidiaries. Under this plan, shares of L-3 Holdings' common stock may be purchased by employees of the Company at 85% of the fair market value of L-3 Holdings' common stock on the last trading day of each six-month offering period. Fair market value is defined as the average of the highest and lowest daily sales price of a share of L-3 Holdings' common stock on the last day of the trading period. Employees may purchase shares through payroll deductions not to exceed 10% of their salary and wages for each payroll period, or $21,250 for each year. At December 31, 2005, 0.7 million shares were reserved for future issuance under this plan. During the three months ended March 31, 2006, the Company issued 0.4 million shares under its employee stock purchase plan at an average price of $63.42 per share, which covered employee contributions for the six months ended December 31, 2005. On April 25, 2006, the Company received shareholder approval to increase the number of L-3 Holdings' shares authorized under the plan from 2.9 millions shares to 8.0 million shares. This increased the number of L-3 Holdings' shares available for future issuance to 5.3 million shares. For the three months ended March 31, 2006, the Company recognized $2.2 million in compensation expense (before and after income taxes) related to the discount for L-3 Holdings' common stock purchases under the employee stock purchase plan.

Prior Period Pro Forma Information.    Had the Company adopted the fair value based method for stock-based employee compensation as prescribed under SFAS 123 for periods prior to January 1, 2006, it would have recorded a non-cash expense for the estimated fair value of the stock-based compensation arrangements that the Company had granted to its employees over the vesting period of the awards adjusted for actual forfeitures. The table below presents the effect on net income and L-3 Holdings’ earnings per share (EPS) had the Company previously elected to recognize stock-based compensation expense in accordance with the fair value based method of accounting. The assumptions used to calculate the estimated fair value of stock options at their grant dates are noted above.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Three Months Ended March 31, 2005
(in millions, except per share data)
Net income, reported	$102.4
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.7
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(6.2)
Net income, pro forma	$96.9
L-3 Holdings Basic EPS:
As reported	$0.88
Pro forma	$0.83
L-3 Holdings Diluted EPS:
As reported	$0.86
Pro forma	$0.81

11.    Cash Dividends on L-3 Holdings' Common Stock

On February 7, 2006, L-3 Holdings announced that its Board of Directors had increased L-3 Holdings regular quarterly cash dividend by 50% to $0.1875 per share. On March 15, 2006, L-3 Holdings paid cash dividends of $22.8 million to shareholders of record at the close of business on February 22, 2006.

On April 25, 2006, our Board of Directors declared a regular quarterly cash dividend of $0.1875 per share, payable June 15, 2006 to shareholders of record at the close of business on May 17, 2006.

12.    Commitments and Contingencies

U.S. and Foreign Government Procurement Regulations

A substantial majority of the Company’s revenues are generated from providing products and services under legally binding agreements, or contracts, with U.S. Government and foreign government customers. The U.S. Government contracts are subject to extensive legal and regulatory requirements, and, from time to time, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. The Company is currently cooperating with the U.S. Government on several investigations, including but not limited to, the investigation regarding the Combat Survivor/Evador Locator (CSEL) program and the investigations existing at Titan at the time of the acquisition discussed below. The Company does not anticipate that any of these investigations will have a material adverse effect on its consolidated financial position, results of operations or cash flows. However, under U.S. Government procurement regulations, an indictment of the Company by a federal grand jury could result in the Company being suspended for a period of time from eligibility for awards of new government contracts. A conviction could result in debarment from contracting with the federal government for a specified term. In addition, all of the Company’s U.S. Government contracts are subject to audit and various pricing and cost controls, and include standard provisions for termination for the convenience of the U.S. Government or for default and are subject to cancellation if funds for contracts become unavailable. Foreign government contracts generally include comparable provisions relating to termination for the convenience and other procurement matters of the relevant foreign government.

Litigation Matters

The Company has been subject to and is involved in litigation, investigations, proceedings, claims or assessments and various contingent liabilities incidental to its businesses or assumed in connection with

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

certain business acquisitions, including those specified below. Furthermore, in certain business acquisitions the Company has assumed all claims against and liabilities of the acquired business, including both asserted or unasserted claims and liabilities. In particular, at the time of the Titan acquisition, Titan had a number of pending legal matters and government investigations as further discussed below, which remained outstanding after the acquisition. In accordance with SFAS No. 5, ‘‘Accounting for Contingencies,’’ the Company records a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. The Company believes it has adequate provisions for any such matters. The Company reviews these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. The Company believes that any damage amounts claimed in the specific matters discussed below are not meaningful indicators of potential liability. The Company believes that it has valid defenses with respect to legal matters and investigations pending against it; however, litigation is inherently unpredictable. It is possible that the consolidated financial position, results of operations or cash flows of the Company could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these contingencies.

CSEL.    The Company’s Interstate Electronics Corporation subsidiary (IEC) is under criminal investigation by the United States Army Criminal Investigation Command. The investigation relates to IEC’s role on the CSEL program, on which IEC is a subcontractor to The Boeing Company (Boeing). IEC provides the global positioning system (GPS) modules to Boeing for the CSEL program. The GPS module includes a complex printed wiring board (PWB) that IEC purchased from two suppliers. The investigation appears to be focused on alleged manufacturing deficiencies in the PWBs and IEC’s actions when it became aware of the suppliers' potential manufacturing problems. The Company has conducted an internal investigation of this matter using outside counsel and currently believes that no criminal activity occurred. The Company is cooperating fully with the investigation and has voluntarily recalled all the PWBs and is repairing them as they are received. We believe that the Government is nearing completion of the investigation and will determine how it wishes to proceed shortly. It is possible that the Government may decide to take either criminal or civil action against IEC. As discussed above, under U.S. Government procurement regulations, a criminal conviction of IEC could result in debarment of IEC from contracting with the federal government for a specified term.

Kalitta Air.    L-3 Integrated Systems and its predecessors have been involved in a litigation with Kalitta Air arising from a contract to convert Boeing 747 aircraft from passenger configuration to cargo freighters. The lawsuit was brought in the United States District Court for the Northern District of California on January 31, 1997. The aircraft were modified using Supplemental Type Certificates (STCs) issued in 1988 by the FAA to Hayes International, Inc. (Hayes/Pemco) as a subcontractor to GATX/Airlog Company (GATX). Between 1988 and 1990, Hayes/Pemco modified five aircraft as a subcontractor to GATX using the STCs. Between 1990 and 1994, Chrysler Technologies Airborne Systems, Inc. (CTAS), a predecessor to L-3 Integrated Systems, performed as a subcontractor to GATX and modified an additional five aircraft using the STCs. Two of the aircraft modified by CTAS were owned by American International Airways, the predecessor to Kalitta Air. In 1996, the FAA determined that the engineering data provided by Hayes/Pemco supporting the STCs was inadequate and issued an Airworthiness Directive that effectively grounded the ten modified aircraft. The Kalitta Air aircraft have not been in revenue service since that date. The matter was tried in January 2001 against GATX and CTAS with the jury finding fault on the part of GATX, but rendering a unanimous defense verdict in favor of CTAS. Certain co-defendants had settled prior to trial. The U.S. Ninth Circuit Court of Appeals

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

subsequently reversed and remanded the trial court’s summary judgment rulings in favor of CTAS regarding a negligence claim by Kalitta Air, which asserts that CTAS as an expert in aircraft modification should have known that the STCs were deficient, and excluding certain evidence at trial. In preparation for retrial, Kalitta Air submitted to us an expert report on damages that calculated Kalitta Air’s damages at either $232.0 million or $602.0 million, depending on different factual assumptions. The Company retained experts whose reports indicate that, even in the event of an adverse jury finding on the liability issues at trial, Kalitta Air has already recovered amounts from the other parties to the initial suit that more than fully compensated Kalitta Air for any damages it incurred. CTAS’ insurance carrier has accepted defense of the matter with a reservation of its right to dispute its obligations under the applicable insurance policy in the event of an adverse jury finding. The retrial began on January 18, 2005, and ended on March 2, 2005 with a deadlocked jury and mistrial. At trial, Kalitta Air claimed damages of $235.0 million. Although no date has been set for any further proceedings, a second retrial may be necessary in this matter. By order dated July 22, 2005, the Trial Court granted the Company’s motion for judgment as a matter of law as to negligence dismissing that claim, denied our motion for judgment as a matter of law as to negligent misrepresentation, and certified the decision for interlocutory appeal to the Ninth Circuit Court of Appeals. The Ninth Circuit has accepted the appeals and all proceedings at the District Court have been stayed pending resolution of the appeals. The Company believes that it has meritorious defenses and intends to continue to vigorously defend this matter. However, litigation is inherently uncertain and it is possible that an adverse decision could be rendered, which could have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

OSI Systems, Inc.    On November 18, 2002, the Company initiated a proceeding against OSI Systems, Inc. (OSI) in the United States District Court sitting in the Southern District of New York seeking, among other things, a declaratory judgment that the Company had fulfilled all of its obligations under a letter of intent with OSI (the OSI Letter of Intent). Under the OSI Letter of Intent, the Company was to negotiate definitive agreements with OSI for the sale of certain businesses the Company acquired from PerkinElmer, Inc. on June 14, 2002. On February 7, 2003, OSI filed an answer and counterclaims alleging, among other things, that the Company defrauded OSI, breached obligations of fiduciary duty to OSI and breached its obligations under the OSI Letter of Intent. Under the OSI Letter of Intent, the Company proposed selling to OSI the conventional detection business and the ARGUS business that the Company acquired from PerkinElmer, Inc. Negotiations with OSI lasted for almost one year and ultimately broke down over issues regarding, among other things, intellectual property, product-line definitions, allocation of employees and due diligence. A trial commenced on May 1, 2006 and is expected to take approximately three weeks. OSI has provided an expert report that calculated OSI’s damages in the case of approximately $49.0 million not including punitive damages and interest. The Company believes that the claims asserted by OSI in its suit are without merit and intends to defend against the OSI claims vigorously. However, litigation is inherently uncertain and it is possible that an adverse decision could be rendered, which could have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

Bashkiriam Airways.    On July 1, 2004, lawsuits were filed on behalf of the estates of 31 Russian children in the state courts of Washington, Arizona, California, Florida, New York and New Jersey against Honeywell, Honeywell TCAS, the Company, ACSS, Thales USA and Thales France. The suits are based on facts arising out of the crash over southern Germany of Bashkirian Airways Tupelov TU 154M aircraft and a DHL Boeing 757 cargo aircraft. On-board the Tupelov aircraft were 12 crew members and 57 passengers, including 45 children. The Boeing aircraft carried a crew of three. Both aircraft were equipped with Honeywell/ACSS Model 2000, Change 7 Traffic Collision and Avoidance Systems (TCAS). Sensing the other aircraft, the on-board DHL TCAS instructed the DHL pilot to climb, and the Tupelov on-board

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

TCAS instructed the Tupelov pilot to descend. However, the Swiss air traffic controller ordered the Tupelov pilot to climb. The Tupelov pilot disregarded the on-board TCAS and put the Tupelov aircraft into a climb striking the DHL aircraft in midair at approximately 35,000 feet. All crew and passengers of both planes were lost. Investigations by the National Transportation Safety Board after the crash revealed that both TCAS units were performing as designed. The suits allege negligence and strict product liability based upon the design of the units and the training provided to resolve conflicting commands and seek compensatory damages. The Company’s insurers have accepted defense of the matter and retained counsel. The matters were consolidated in the Federal Court of New Jersey, which has dismissed the actions on the basis of forum non conveniens. An extension of time has been granted to the plaintiffs as they consider bringing an action in the Spanish court system to proceed with this matter.

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

Lockheed Martin Aircrew Training and Rehearsal Support (ATARS).    Lockheed filed a lawsuit on April 6, 2006 in the U.S. District Court for the Middle District of Florida against the Company, Mediatech, Inc. (Mediatech) and three individuals alleging that the Company's Link Simulation and Training division (Link) conspired with Mediatech and the three individuals, who are former Lockheed employees, to obtain Lockheed proprietary data to help Link win the impending recompetition of the ATARS program. Lockheed is the existing prime contractor on the current ATARS program. Lockheed's complaint against Link alleges violations of the Computer Fraud and Abuse Act, aiding and abetting breaches of fiduciary duty by the individuals, civil conspiracy, violation of the Florida Uniform Trade Secrets Act, unfair and deceptive trade practices, conversion (theft of intellectual property), tortuous interference with contract, fraud and unjust enrichment. Lockheed is seeking an injunctive relief prohibiting Link from using Lockheed proprietary data and unspecified money damages. The Company has investigated this matter and believes that the claims asserted by Lockheed are without merit. The Company intends to defend against the Lockheed claims vigorously.

Foreign Corrupt Practices Act Investigation.    During the first quarter of 2004, Titan learned of allegations that improper payments under the Foreign Corrupt Practices Act (FCPA) had been made, or items of value had been provided, involving international consultants for Titan or its subsidiaries to foreign officials. On March 1, 2005, Titan announced that it had entered into a consent to entry of a final judgment with the Securities and Exchange Commission and reached a plea agreement with the Department of Justice (DoJ) under which Titan pled guilty to three FCPA counts related to its overseas operations. These counts consist of violations of the anti-bribery and the books and records provisions of the FCPA and aiding and assisting in the preparation of a false tax return. Titan has made voluntary disclosures to the U.S. Department of State of suspected export violations discovered in the course of Titan’s internal FCPA investigation. The voluntary disclosures have not yet been resolved and may result in the assessment of fines or penalties against Titan. Further, as a result of Titan’s plea agreement, Titan

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

is currently unable to obtain new export licenses for items regulated by the U.S. Department of State. Titan has been working with the U.S. Department of State to obtain relief from this licensing ineligibility rule, but there is no assurance that Titan will be able to obtain new export licenses or amendments to existing ones or to utilize licensing exemptions in the foreseeable future. In addition, Titan’s privilege to export products or services under existing export licensing exemptions has been suspended, including the exemption permitting exports to the U.S. Department of Defense overseas. If Titan were prevented from obtaining new licenses and/or exporting products or services under existing licenses or exemptions, for a significant period of time, this could breach its obligations under certain contracts and could cause Titan to suffer adverse consequences, including termination of contracts and/or claims for damages.

On March 2, 2005, the Navy, acting on behalf of the DoD, and Titan executed an administrative settlement agreement that would allow Titan to continue to receive U.S. Government contracts. The agreement imposes certain duties and limitations on Titan and provides that the Navy will monitor for three years Titan’s compliance with, among other things, the FCPA and federal procurement laws and regulations. Under the agreement, the Navy agreed not to undertake any administrative action to propose Titan for debarment. The DoJ is continuing its investigation of individuals involved in the FCPA matter.

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

Government Investigations of Titan.    In October 2002, Titan received a grand jury subpoena from the Antitrust Division of the DoJ requesting the production of documents relating to information technology services performed for the Air Force at Hanscom Air Force Base in Massachusetts and Wright-Patterson Air Force Base in Ohio. Titan has been informed that other companies who have performed similar services have received subpoenas as well. A senior Titan employee has provided a handwriting exemplar in connection with this matter and three Titan employees have previously testified before the grand jury in exchange for receiving immunity. Titan is not aware of any illegal or inappropriate conduct and has been cooperating and will continue to cooperate fully with the investigation.

In March 2003, Titan received a subpoena from the Office of Inspector General for the U.S. General Services Administration (GSA) seeking records relating to billing for labor categories in connection with contracts with GSA. In response to this subpoena, Titan has provided documents relating to billing for labor services in connection with government contracts. The GSA investigation is focused on employees at a Titan facility who are alleged to have obtained degrees from unaccredited institutions over the internet to increase their labor category and bill the government at a higher rate. However, the relevant contracts may allow experience as an alternative to education requirements. The Company is conducting an internal investigation into this matter and will continue to cooperate fully with the GSA investigation.

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

On March 14, 2005, Makram Majid Chams, a former consultant of Titan, filed a claim with the Preliminary Committee on Labor Disputes Settlement in Saudi Arabia. Mr. Chams alleges that Titan wrongfully terminated his consulting agreement and that he was defamed by Titan’s publication in a local newspaper of a mandatory notice that he is no longer representing Titan. The plaintiff is seeking approximately $21.9 million in damages. The Company intends to defend its position vigorously.

Other Legal Matters.    The Company has undertaken a review of certain compliance matters and payments relating to an assumed contract being performed by a recently acquired business. Based on the preliminary findings, the Company believes that such matters, substantially all of which occurred prior to the Company's acquisition of the business, were not in accordance with the terms of the contract. While the Company and its outside counsel have not concluded their review, the Company believes that any liability that may arise out of this matter should not exceed the amounts reserved and should be the obligation of the seller of the business under the provisions of the purchase agreement relating to that transaction.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

13.    Pensions and Other Employee Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans.

	Pension Plans		Postretirement Benefit Plans
	Three Months Ended March 31,
	2006	2005	2006	2005
Components of net periodic benefit cost:	(in millions)
Service cost	$22.5	$17.5	$1.5	$1.4
Interest cost	21.3	16.5	2.4	2.5
Amortization of prior service cost	0.7	0.6	(1.0)	(1.2)
Expected return on plan assets	(22.7)	(15.3)	(0.4)	(0.4)
Recognized actuarial loss	4.8	3.6	0.2	0.2
Net periodic benefit cost	$26.6	$22.9	$2.7	$2.5

Contributions.    For the year ending December 31, 2006, the Company currently expects to contribute approximately $97.0 million of cash to its pension plans and approximately $12.0 million of cash to its postretirement benefit plans, of which $1.0 million and $1.5 million, respectively, were contributed during the three months ended March 31, 2006.

14.    Supplemental Cash Flow Information

The table below presents the Company's supplemental cash flow information.

	Three Months Ended March 31,
	2006	2005
	(in millions)
Interest paid	$66.8	$32.4
Income tax payments	9.3	16.3
Income tax refunds	2.1	0.4

15.    Segment Information

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

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

The tables below present sales, operating income, total assets and depreciation and amortization expense by reportable segment.

	Three Months Ended March 31,
	2006	2005
Sales:	(in millions)
C3ISR	$692.9	$434.3
Government Services	690.3	282.6
AM&M	595.4	577.0
Specialized Products	955.1	687.3
Elimination of intersegment sales	(29.9)	(18.7)
Consolidated total	$2,903.8	$1,962.5
Operating Income:
C3ISR	$72.3	$53.8
Government Services	58.0	22.8
AM&M	52.4	54.7
Specialized Products	105.7	67.9
Consolidated total	$288.4	$199.2
Depreciation and Amortization:
C3ISR	$10.4	$7.3
Government Services	5.9	2.0
AM&M	6.5	5.6
Specialized Products	21.8	16.3
Consolidated total	$44.6	$31.2

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	March 31, 2006	December 31, 2005
Total Assets:	(in millions)
C3ISR	$2,634.2	$2,517.7
Government Services	2,102.6	2,106.9
AM&M	1,779.6	1,734.3
Specialized Products	5,184.5	4,514.9
Corporate	673.4	1,035.3
Consolidated total	$12,374.3	$11,909.1

16.    Recently Issued Accounting Standards

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (SFAS 155). SFAS 155 permits a fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. This accounting standard will be effective for the Company beginning January 1, 2007. SFAS 155 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statements No. 140 (SFAS 156). SFAS 156 requires that servicing assets and servicing liabilities be recognized at fair value, if practicable, when the Company enters into a servicing agreement. This accounting standard will be effective for the Company beginning January 1, 2007. SFAS 156 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

17.    Unaudited Financial Information of L-3 Communications and Its Subsidiaries

L-3 Communications is a wholly-owned subsidiary of L-3 Holdings. The debt of L-3 Communications, including the senior subordinated notes and borrowings under the senior credit facility, are guaranteed on a joint and several, full and unconditional basis, by certain of its domestic subsidiaries (the ‘‘Guarantor Subsidiaries’’). The foreign subsidiaries and certain domestic subsidiaries of L-3 Communications do not guarantee the debt of L-3 Communications (the ‘‘Non-Guarantor Subsidiaries’’). None of the debt of L-3 Communications has been issued by its subsidiaries. There are no restrictions on the payment of dividends from the Guarantor Subsidiaries to L-3 Communications.

The following unaudited condensed combining financial information present the results of operations, financial position and cash flows of (i) L-3 Holdings, excluding L-3 Communications, (ii) L-3 Communications, excluding its consolidated subsidiaries (the ‘‘Parent’’), (iii) the Guarantor Subsidiaries, (iv) the Non-Guarantor Subsidiaries and (v) the eliminations to arrive at the information for L-3 Communications on a consolidated basis.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3 Communications
Condensed Combining Balance Sheets:		(in millions)
March 31, 2006:
Current Assets:
Cash and cash equivalents	$—	$80.4	$19.0	$138.3	$(65.1)	$172.6
Contracts in process	—	740.7	1,982.8	464.0	—	3,187.5
Other current assets	—	271.8	40.4	19.3	—	331.5
Total current assets	—	1,092.9	2,042.2	621.6	(65.1)	3,691.6
Goodwill	—	1,049.8	5,376.6	872.0	—	7,298.4
Other assets	16.7	425.3	819.8	139.2	(16.7)	1,384.3
Investment in and amounts due from consolidated subsidiaries	5,371.5	8,008.7	1,165.6	48.8	(14,594.6)	—
Total assets	$5,388.2	$10,576.7	$9,404.2	$1,681.6	$(14,676.4)	$12,374.3
Current liabilities	$—	$686.0	$930.6	$463.1	$(65.1)	$2,014.6
Other long-term liabilities	—	568.7	288.7	95.8	—	953.2
Long-term debt	700.0	4,633.8	—	—	(700.0)	4,633.8
Minority interests	—	—	—	84.5	—	84.5
Shareholders’ equity	4,688.2	4,688.2	8,184.9	1,038.2	(13,911.3)	4,688.2
Total liabilities and shareholders’ equity	$5,388.2	$10,576.7	$9,404.2	$1,681.6	$(14,676.4)	$12,374.3
December 31, 2005:
Current assets:
Cash and cash equivalents	$—	$358.2	$4.7	$100.7	$(69.7)	$393.9
Contracts in process	—	647.3	1,877.7	379.4	—	2,904.4
Other current assets	—	274.3	58.7	12.2	—	345.2
Total current assets	—	1,279.8	1,941.1	492.3	(69.7)	3,643.5
Goodwill	—	1,051.6	5,170.4	677.8	—	6,899.8
Other assets	17.5	383.7	856.0	126.1	(17.5)	1,365.8
Investment in and amounts due from consolidated subsidiaries	5,173.2	7,490.0	1,186.8	58.4	(13,908.4)	—
Total assets	$5,190.7	$10,205.1	$9,154.3	$1,354.6	$(13,995.6)	$11,909.1
Current liabilities	$—	$603.9	$978.4	$341.7	$(69.7)	$1,854.3
Other long-term liabilities	—	477.0	324.6	47.8	—	849.4
Long-term debt	700.0	4,633.5	—	—	(700.0)	4,633.5
Minority interests	—	—	—	81.2	—	81.2
Shareholders’ equity	4,490.7	4,490.7	7,851.3	883.9	(13,225.9)	4,490.7
Total liabilities and shareholders’ equity	$5,190.7	$10,205.1	$9,154.3	$1,354.6	$(13,995.6)	$11,909.1

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3 Communications
Condensed Combining Statements of Operation:		(in millions)
For the three months ended March 31, 2006
Sales	$—	$673.2	$1,882.3	$351.6	$(3.3)	$2,903.8
Cost and expenses	—	587.7	1,707.1	323.9	(3.3)	2,615.4
Operating income	—	85.5	175.2	27.7	—	288.4
Other expense (income), net	—	(8.5)	(0.1)	(1.1)	3.8	(5.9)
Interest expense	6.2	71.3	0.3	4.1	(10.0)	71.9
Minority interests in net income of consolidated subsidiaries	—	—	—	2.3	—	2.3
Income before income taxes	(6.2)	22.7	175.0	22.4	6.2	220.1
Provision (benefit) for income taxes	(2.3)	8.3	64.6	8.3	2.3	81.2
Equity in net income of consolidated subsidiaries	142.8	124.5	—	—	(267.3)	—
Net income	$138.9	$138.9	$110.4	$14.1	$(263.4)	$138.9
For the three months ended March 31, 2005
Sales	$—	$561.4	$1,148.0	$261.3	$(8.2)	$1,962.5
Cost and expenses	—	491.0	1,047.4	233.1	(8.2)	1,763.3
Operating income	—	70.4	100.6	28.2	—	199.2
Other expense (income), net	—	(6.4)	0.6	(0.3)	3.4	(2.7)
Interest expense	—	37.8	0.3	3.4	(3.4)	38.1
Minority interests in net income of consolidated subsidiaries	—	—	—	3.2	—	3.2
Income before income taxes	—	39.0	99.7	21.9	—	160.6
Provision (benefit) for income taxes	—	14.2	36.1	7.9	—	58.2
Equity in net income of consolidated subsidiaries	102.4	77.6	—	—	(180.0)	—
Net income	$102.4	$102.4	$63.6	$14.0	$(180.0)	$102.4

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3 Communications
Condensed Combining Statements of Cash Flow:		(in millions)
For the three months ended March 31, 2006
Operating activities
Net cash from operating activities	$—	$18.7	$109.3	$54.9	$4.6	$187.5
Investing activities:
Business acquisitions, net of cash acquired	—	(412.0)	—	—	—	(412.0)
Other investing activities	(83.2)	(6.9)	(14.1)	(4.2)	83.2	(25.2)
Net cash used in investing activities	(83.2)	(418.9)	(14.1)	(4.2)	83.2	(437.2)
Financing activities:
Net cash from financing activities	83.2	122.4	(80.9)	(13.1)	(83.2)	28.4
Net increase (decrease) in cash	—	(277.8)	14.3	37.6	4.6	(221.3)
Cash and cash equivalents, beginning of the year	—	358.2	4.7	100.7	(69.7)	393.9
Cash and cash equivalents, end of the year	$—	$80.4	$19.0	$138.3	$(65.1)	$172.6
For the three months ended March 31, 2005
Operating activities:
Net cash from operating activities	$—	$46.0	$43.9	$39.7	$—	$129.6
Investing activities:
Business acquisitions, net of cash acquired	—	(499.3)	—	—	—	(499.3)
Other investing activities	(107.4)	(7.8)	(11.3)	(2.1)	107.4	(21.2)
Net cash used in investing activities	(107.4)	(507.1)	(11.3)	(2.1)	107.4	(520.5)
Financing activities:
Net cash from financing activities	107.4	45.4	(6.5)	(15.2)	(107.4)	23.7
Net increase (decrease) in cash	—	(415.7)	26.1	22.4	—	(367.2)
Cash and cash equivalents, beginning of the year	—	643.2	(45.2)	55.4	—	653.4
Cash and cash equivalents, end of the year	$—	$227.5	$(19.1)	$77.8	$—	$286.2

ITEM 2.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

L-3 Holdings and its subsidiaries, including L-3 Communications (referred to as ‘‘L-3’’, ‘‘we’’, ‘‘us’’ and ‘‘our’’) is a leading supplier of a broad range of products and services used in a substantial number of aerospace and defense platforms. We are also a major supplier of systems, subsystems and products on many platforms, including those for secure networked communications and communication products, mobile satellite communications, information security systems, shipboard communications, naval power systems, missiles and munitions, telemetry and instrumentation and airport security systems. We also are a prime system contractor for aircraft modernization and operations & maintenance (O&M), Command, Control & Communications (C3), Intelligence, Surveillance and Reconnaissance (ISR) collection systems and services, training and simulation, intelligence services and government support services. Our customers include the U.S. Department of Defense (DoD) and its prime contractors, the U.S. Department of Homeland Security (DHS), U.S. Government intelligence agencies, major aerospace and defense contractors, allied foreign government ministries of defense, commercial customers and certain other U.S. federal, state and local government agencies.

We have four reportable segments:    (1) Command, Control, Communications, Intelligence, Surveillance and Reconnaissance (C3ISR), (2) Government Services, (3) Aircraft Modernization and Maintenance (AM&M), and (4) Specialized Products. Financial information for our reportable segments is included in Note 15 to our unaudited condensed consolidated financial statements.

The C3ISR reportable segment provides products and services for the global ISR market, C3 systems and secure, high data rate communication systems and equipment primarily for intelligence, reconnaissance and surveillance applications. We believe that these products and services are critical elements for a substantial number of major command, control, communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring and dissemination functions of these communication systems. The Government Services reportable segment provides communications systems support, engineering services, information technology services, teaching and training services, marksmanship training systems and services, and intelligence support and analysis services. The AM&M reportable segment provides specialized aircraft modernization and upgrades, maintenance and logistics support services. The Specialized Products reportable segment provides a broad range of products, including naval warfare products, security systems, simulation devices, telemetry and navigation products, sensors and imaging products, aviation products, premium fuzing products, microwave components and information products.

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with our MD&A for the fiscal year ended December 31, 2005, included in the Annual Report for L-3 Holdings and L-3 Communications on Form 10-K for the fiscal year ended December 31, 2005.

Business Acquisitions

The table below summarizes the business acquisitions that we have completed from January 1, 2005 through March 31, 2006. See Note 3 to our unaudited condensed consolidated financial statements.

Business Acquisitions	Date Acquired	Purchase Price(1)
		(in millions)
2006
SAM Electronics GmbH	January 31, 2006	$180.3	(2)(3)
SafeView, Inc. and CyTerra Corporation	March 2006	190.9	(3)(4)
Advanced Systems Architecture Ltd, TCS Design and Management Services, Incorporated and Magnet-Motor GmbH	Various	59.5	(3)(5)
2005
Marine Controls division of CAE (MAPPS)(6)	February 3, 2005	$196.8
Propulsion Systems business unit of General Dynamics(7)	February 25, 2005	196.8
Electron Dynamics Devices business of the Boeing Company(8)	February 28, 2005	82.3
The Titan Corporation	July 29, 2005	2,742.1	(9)
EOTech Acquisition Corp.	October 31, 2005	49.6	(3)(10)
InfraredVision Technology Corporation, Mobile-Vision, Inc., Sonoma Design Group, Inc., Advanced Laser Systems Technology, Inc., Joseph Sheairs Associates, Inc., Hitec O, and Applied Signal and Image Technologies, Inc. .	Various	139.7	(3)(11)

(1)	The purchase price represents the contractual consideration for the acquired business, excluding adjustments for net cash acquired and acquisition costs.

(2)	The purchase price includes a $30.3 million increase to the contractual purchase price for a preliminary purchase price adjustment based on SAM's preliminary closing date net assets.

(3)	The purchase price is subject to adjustment based on final closing date net assets or net working capital of the acquired business.

(4)	Excludes additional purchase price, not to exceed $35.1 million, in the aggregate, which is contingent upon financial performance for the years ending December 31, 2006 through 2008.

(5)	Excludes additional purchase price, not to exceed $12.0 million, in the aggregate, which is contingent upon the financial performance of Advanced Systems Architectures Ltd. and TCS Design and Management Services, Incorporated for the years ending December 31, 2006 and 2007.

(6)	Following the acquisition, we changed the name of the Marine Controls business to L-3 Communications MAPPS Inc.

(7)	Following the acquisition, we changed the name of the Propulsion Systems business to L-3 Communications — Combat Propulsion Systems.

(8)	Following the acquisition, we changed the name of the Electron Dynamics Devices business to L-3 Communications Electron Technologies, Inc.

(9)	Excludes additional purchase price, not to exceed $28.5 million, relating to a previous business acquisition made by Titan (International Systems L.L.C.) prior to its acquisition by L-3. The additional purchase price is contingent primarily upon the financial performance of International Systems for the years ending December 31, 2006 though 2011.

(10)	Excludes additional purchase price, not to exceed $8.4 million, in the aggregate, which is contingent upon the financial performance of EOTech Acquisition Corp. for the year ending December 31, 2006.

(11)	Excludes additional purchase price, not to exceed $60.6 million, in the aggregate, which is contingent primarily upon the financial performance of InfraredVision Technology Corporation, Mobile-Vision, Inc., Sonoma Design Group, Inc., Advanced Laser Systems Technology, Inc., Joseph Sheairs Associates, Inc. and Applied Signal and Image Technologies, Inc. for fiscal years ending on various dates in 2006 through 2008.

All of our business acquisitions are included in our consolidated results of operations from their respective dates of acquisition. We regularly evaluate potential business acquisitions and joint venture transactions. On April 3, 2006, we entered into an agreement to acquire SSG Precision Optronics, Inc. The proposed business acquisition is currently subject to review under the Hart-Scott-Rodino Act and is expected to close in May 2006. Also, on April 4, 2006 we increased our ownership in Medical Education Technologies, Inc. (METI) from approximately 47% to 80%.

Results of Operations

The following information should be read in conjunction with our unaudited condensed consolidated financial statements. Our results of operations for the periods presented are impacted significantly by our business acquisitions. See Note 3 to our audited consolidated financial statements for the year ended December 31, 2005, included in our Annual Report on Form 10-K, for a discussion of our 2005 business acquisitions and Note 3 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2006, included in this report for a discussion of our business acquisitions during the first quarter of 2006.

Presentation of Sales and Costs and Expenses.    On the statements of operations, L-3 presents its sales and costs and expenses in two categories, ‘‘Contracts, primarily U.S. Government’’ and ‘‘Commercial, primarily products.’’ For a detailed description of these two categories, refer to Note 2 to our unaudited condensed consolidated financial statements.

Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005

The tables below provide two presentations of sales, operating income and operating margin data for L-3 for the three months ended March 31, 2006 (2006 First Quarter) and March 31, 2005 (2005 First Quarter). The first table presents the selected data for each of L-3’s U.S. Government contractor businesses and L-3’s commercial businesses. The second table presents the selected data by reportable segment. See Note 15 to our unaudited condensed consolidated financial statements.

	Three Months Ended March 31,
	2006	2005
	(in millions, except percentages)
Statement of Operations Presentation
Sales:
Contracts, primarily U.S. Government	$2,642.9	$1,750.1
Commercial, primarily products	260.9	212.4
Consolidated	$2,903.8	$1,962.5
Operating income:
Contracts, primarily U.S. Government	$260.6	$184.8
Commercial, primarily products	27.8	14.4
Consolidated	$288.4	$199.2
Operating margin:(1)
Contracts, primarily U.S. Government	9.9%	10.6%
Commercial, primarily products	10.7%	6.8%
Consolidated	9.9%	10.2%

	Three Months Ended March 31,
	2006	2005
	(in millions, except percentages)
Reportable Segment Presentation
Sales(2):
C3ISR	$682.4	$432.8
Government Services	683.1	276.2
AM&M	595.4	576.7
Specialized Products	942.9	676.8
Consolidated	$2,903.8	$1,962.5
Operating income:
C3ISR	$72.3	$53.8
Government Services	58.0	22.8
AM&M	52.4	54.7
Specialized Products	105.7	67.9
Consolidated	$288.4	$199.2
Operating margin:(1)
C3ISR	10.6%	12.4%
Government Services	8.5%	8.3%
AM&M	8.8%	9.5%
Specialized Products	11.2%	10.0%
Consolidated	9.9%	10.2%

(1)	Operating margin is equal to operating income as a percentage of sales.

(2)	Sales are after intersegment eliminations. See Note 15 to our unaudited condensed consolidated financial statements.

Consolidated sales increased by $941.3 million, or 48.0%, to $2,903.8 million for the 2006 First Quarter from consolidated sales of $1,962.5 million for the 2005 First Quarter. The increase in consolidated sales from acquired businesses was $764.8 million, or 39.0%, including $620.6 million resulting from our acquisition of the Titan Corporation (Titan) on July 29, 2005. Consolidated organic sales growth for the 2006 First Quarter was 9.0%, or $176.5 million. Organic sales growth for our defense businesses was 10.8%, or $188.9 million, driven primarily by strong demand for training and intelligence support services, ISR systems and products, secure networked communications systems, aircraft modification and several specialized products, including simulation devices, combat vehicle propulsion systems and acoustic undersea anti-submarine warfare products. Organic sales growth for our commercial businesses declined by $12.4 million, or 5.8%, primarily due to volume declines for airport security systems. We define ‘‘organic sales growth’’ as the increase or decrease in sales for the current period compared to the prior period, excluding sales in the current period from business acquisitions that have been included in L-3's actual results of operations for less than twelve months. Sales for our ‘‘defense businesses’’ are generated by our U.S. Government contractor businesses, all of which are presented under ‘‘Contracts, primarily U.S. Government’’ (Government Businesses), and sales for our ‘‘commercial businesses’’ are presented under ‘‘Commercial, primarily products’’ (Commercial Businesses).

Sales from our Government Businesses increased by $892.8 million, or 51.0%, to $2,642.9 million for the 2006 First Quarter from $1,750.1 million for the 2005 First Quarter. The increase in sales from acquired businesses was $703.9 million, or 40.2%, primarily from Titan, Combat Propulsion Systems and Electron Technologies, and, as discussed above, organic sales growth was $188.9 million.

Sales from our Commercial Businesses increased by $48.5 million, or 22.8%, to $260.9 million for the 2006 First Quarter from $212.4 million for 2005 First Quarter. The increase in sales from acquired businesses was $60.9 million, or 28.7%, primarily from SAM Electronics and Mobile-Vision.

Consolidated costs and expenses increased by $852.1 million, or 48.3%, to $2,615.4 million for the 2006 First Quarter from $1,763.3 million for the 2005 First Quarter. Costs and expenses for our

Government Businesses increased by $817.0 million, or 52.2%, to $2,382.3 million for the 2006 First Quarter from $1,565.3 million for the 2005 First Quarter. Costs and expenses for our Commercial Businesses increased by $35.1 million, or 17.7%, to $233.1 million for the 2006 First Quarter from $198.0 million for the 2005 First Quarter. The increase to costs and expenses for our Government Businesses due to acquired businesses was $644.3 million. The remaining increase was primarily attributable to our organic sales growth. Cost of sales for our U.S. Government contractor businesses include general and administrative (G&A), independent research and development (IRAD) and bid and proposal (B&P) costs. These G&A, IRAD and B&P costs are allowable indirect contract costs that are allocated to our U.S. Government contracts in accordance with U.S. Government regulations. We report G&A, IRAD and B&P costs allocated to U.S. Government contracts as cost of sales when the related contract sales are recognized, rather than account for them as period expenses. G&A, IRAD and B&P costs included in cost of sales for our Government Businesses were $231.1 million for the 2006 First Quarter, compared to $168.9 million for the 2005 First Quarter. The increase in G&A, IRAD and B&P costs of $62.2 million was primarily attributable to acquired businesses, and organic sales growth primarily for ISR systems and products, and secure networked communications. See Note 4 to our unaudited condensed consolidated financial statements.

Cost of sales for our Commercial Businesses increased by $35.1 million, or 17.7%, to $233.1 million for the 2006 First Quarter from $198.0 million for the 2005 First Quarter. The increase in cost of sales was primarily due to increased costs attributable to the SAM Electronics and Mobile-Vision acquired businesses, partially offset by cost reductions for security systems. G&A expenses increased by $4.5 million to $48.0 million for the 2006 First Quarter from $43.5 million for the 2005 First Quarter, and declined as a percentage of sales to 18.4% from 20.5%. The decline in G&A expenses as a percentage of sales was due primarily to higher sales volume. R&D expenses increased by $3.8 million to $18.2 million for the 2006 First Quarter from $14.4 million for the 2005 First Quarter, primarily due to higher R&D expenses for Commercial Aviation products and R&D for the SAM Electronics acquired business.

Consolidated operating income increased by $89.2 million, or 44.8%, to $288.4 million for the 2006 First Quarter from $199.2 million for the 2005 First Quarter. Consolidated operating income as a percentage of sales (operating margin) decreased by 0.3 percentage points to 9.9% for the 2006 First Quarter, compared to 10.2% for the 2005 First Quarter. Operating margin, excluding the Titan acquired business and the impact of fair value stock-based compensation expense, increased by 0.6 percentage points. The Titan acquired businesses reduced consolidated operating margin by 0.5 percentage points because Titan’s business largely performs under lower margin (and lower risk) cost-reimbursable type and time-and-material type contracts (revenue arrangements). Additionally, the adoption of Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 123R, Shares Based Payment (SFAS 123R), reduced the 2006 First Quarter operating margin by approximately 0.4 percentage points. The changes in the operating margins for our segments are further discussed below. Operating income for our Government Businesses increased by $75.8 million, or 41.0%, to $260.6 million for the 2006 First Quarter from $184.8 million for the 2005 First Quarter. Operating margin decreased by 0.7 percentage points to 9.9% for the 2006 First Quarter from 10.6% for the 2005 First Quarter primarily due to lower margins at the Titan acquired businesses. Operating income for our Commercial Businesses increased by $13.4 million, or 93.1%, to $27.8 million for the 2006 First Quarter from $14.4 million for the 2005 First Quarter. Operating margin increased by 3.9 percentage points to 10.7% for the 2006 First Quarter from 6.8% for the 2005 First Quarter, primarily due to higher margins for sales from acquired businesses, higher margins for our security systems business resulting from cost improvements and higher margins on increased sales volume for commercial aviation products.

Interest and other (income) expense, net, was income of $5.9 million for the 2006 First Quarter, compared with income of $2.7 million for the 2005 First Quarter. The increase in other income includes $3.5 million of interest income from the favorable settlement of a claim.

Interest expense increased by $33.8 million, or 88.7%, to $71.9 million for the 2006 First Quarter, compared to $38.1 million for the 2005 First Quarter, primarily due to interest incurred on debt issued in July 2005 to finance the Titan acquisition.

Minority interests in net income of consolidated subsidiaries decreased by $0.9 million to $2.3 million for the 2006 First Quarter from $3.2 million for 2005 First Quarter, due to lower net income for both Aviation Communications and Surveillance Systems LLC and for Army Fleet Support LLC.

The effective income tax rate for the 2006 First Quarter increased to 36.9% from 36.2% for the 2005 First Quarter, primarily due to the expiration on December 31, 2005 of the tax benefit from research and experimentation tax credits, the phase-out of tax benefits for export sales and the unfavorable impact of the Titan acquisition on state and local taxes and various tax incentives. These increases were partially offset by an income tax benefit of foreign tax credits on the repatriation of certain foreign earnings.

L-3 Holdings’ basic earnings per share (EPS) increased by $0.27, or 30.7%, to $1.15 for the 2006 First Quarter from $0.88 for the 2005 First Quarter. Diluted EPS increased by $0.27, or 31.4%, to $1.13 for the 2006 First Quarter from $0.86 for the 2005 First Quarter. Diluted weighted-average common shares outstanding increased by 3.2% to 123.3 million shares for the 2006 First Quarter from 119.5 million shares for the 2005 First Quarter. Effective January 1, 2006, we adopted the provisions of SFAS 123R, which reduced the 2006 First Quarter diluted EPS by $0.06. We adopted the modified prospective transition method provided for in SFAS 123R, and, accordingly, we have not restated prior period amounts, including the 2005 First Quarter. Net income for the 2006 First Quarter increased by $36.5 million, or 35.6%, to $138.9 million, compared to net income of $102.4 million for the 2005 First Quarter.

C3ISR

C3ISR sales for the 2006 First Quarter increased by $249.6 million, or 57.7%, to $682.4 million from sales of $432.8 million for the 2005 First Quarter. The increase in sales from acquired businesses was $219.6 million, primarily related to the Titan acquired businesses. Organic sales growth was $30.0 million, or 6.9%, driven by increased demand for upgrades of airborne mission and ISR systems for allied foreign governments and secure networked communications systems, partially offset by lower sales for secure terminal equipment.

C3ISR generated operating income of $72.3 million for the 2006 First Quarter, compared to $53.8 million for the 2005 First Quarter. Operating margin for the 2006 First Quarter decreased by 1.8 percentage points to 10.6% from 12.4% for the 2005 First Quarter. The decrease in operating margin is primarily due to a decrease of 0.9 percentage points due to lower margins from the Titan acquired businesses, a decrease by 0.6 percentage points due to changes in contract mix, and a reduction of 0.3 percentage points related to SFAS 123R.

GOVERNMENT SERVICES

Government Services sales for the 2006 First Quarter increased by $406.9 million, or 147.3%, to $683.1 million from sales of $276.2 million for the 2005 First Quarter. The increase in sales from acquired businesses was $330.4 million, primarily related to the Titan acquired businesses. Organic sales growth was $76.5 million, or 27.7%, driven primarily by increased volume for training and intelligence support services, communications systems and engineering support.

Government Services generated operating income of $58.0 million for the 2006 First Quarter, compared to $22.8 million for the 2005 First Quarter. Operating margin for the 2006 First Quarter increased by 0.2 percentage points to 8.5% from 8.3% for the 2005 First Quarter. Operating margin increased 0.2 percentage points due to higher sales volume and related indirect cost reductions. Additionally operating income for the 2005 First Quarter included cost overruns on certain contracts and higher indirect costs that increased the 2006 First Quarter operating margin by 1.3 percentage points. These increases in operating margin were partially offset by a decrease of 1.0 percentage points due to lower margins from the Titan acquired businesses and a reduction of 0.3 percentage points related to SFAS 123R.

AM&M

AM&M sales for the 2006 First Quarter increased by $18.7 million, or 3.2%, to $595.4 million from sales of $576.7 million in the 2005 First Quarter. Organic sales growth was $13.5 million, or 2.3%, driven by increased volume for aircraft modification and the recent competitively awarded Canadian Maritime Helicopter Program (MHP). These increases were partially offset by lower volume for aircraft support services, primarily due to the loss of a utility aircraft support contract. Additionally, the sales growth rate for base support operations slowed compared to that for the 2005 First Quarter. The increase in sales from TCS Design and Management Services, which was acquired on January 26, 2006, was $5.2 million.

AM&M generated operating income of $52.4 million for the 2006 First Quarter, compared to $54.7 million for the 2005 First Quarter. Operating margin for the 2006 First Quarter decreased by 0.7 percentage points to 8.8% from 9.5% for the 2005 First Quarter. Operating margin decreased 0.4 percentage points due to lower incentive fees on a contract because of a reduction on the contract’s target cost, which is reset annually by the customer, and 0.3 percentage points related to SFAS 123R.

SPECIALIZED PRODUCTS

Specialized Products sales for the 2006 First Quarter increased by $266.1 million, or 39.3%, to $942.9 million from sales of $676.8 million in the 2005 First Quarter. The increase in sales from acquired businesses was $209.6 million. Acquired businesses primarily include SAM Electronics GmbH, which was acquired on January 31, 2006, as well as certain divisions of Titan, Boeing Electron Dynamic Devices, Inc. and General Dynamics’ Propulsion Systems business unit, all of which were acquired in 2005. Organic sales growth was $56.5 million, or 8.3%, primarily due to higher sales volume for simulation devices, combat vehicle propulsion systems, acoustic undersea anti-submarine warfare products, guidance and navigation systems and microwave products. These increases were partially offset by volume declines for airport security systems.

Specialized Products generated operating income of $105.7 million for the 2006 First Quarter, compared to $67.9 million for the 2005 First Quarter. Operating margin for the 2006 First Quarter increased by 1.2 percentage points to 11.2% from 10.0% for the 2005 First Quarter. Operating margin increased 1.8 percentage points due to continued cost improvements for naval power equipment, microwave components, airport security systems and acoustic undersea anti-submarine warfare products. These increases in operating margin were partially offset by 0.2 percentage points reduction due to lower margins from the Titan acquired businesses and 0.4 percentage points reduction related to SFAS 123R.

Liquidity and Capital Resources

Anticipated Sources of Cash Flow

Our primary source of liquidity is cash flow generated from operations. We also have funds available to use under our revolving credit facility, subject to certain conditions. As of March 31, 2006, we had available borrowings of $912.1 million under our revolving credit facility, excluding $87.9 million outstanding letters of credit. Based upon our current level of operations, we believe that our cash from operating activities, together with available borrowings under the revolving credit facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, commitments, contingencies, research and development expenditures, recently announced business acquisitions, contingent purchase price payments on previous business acquisitions, program and other discretionary investments, L-3 Holdings’ dividends and interest payments for the foreseeable future. There can be no assurance, however, that our business will continue to generate cash flow at current levels, or that currently anticipated improvements will be achieved. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make scheduled principal payments or to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control. There can be no assurance that sufficient funds will be available to enable us to service our indebtedness, to pay dividends, to make necessary capital expenditures and to make discretionary investments.

Balance Sheet

Contracts in process increased by $283.1 million to $3,187.5 million at March 31, 2006 from $2,904.4 million at December 31, 2005. The increase included (i) $130.5 million of acquired contracts-in-process balances for business acquisitions and (ii) $152.6 million principally from:

•	increases of $127.1 million in unbilled contract receivables due to sales exceeding deliveries and billings for combat vehicle propulsion systems, simulation devices, C3ISR support services and ISR systems and products;

•	decreases of $4.5 million in billed receivables due to collections for aircraft support services, power and control systems and airport security systems. These decreases were partially offset by billings for support services provided to certain U.S. Government defense agencies;

•	increases of $10.5 million in inventoried contract costs, primarily for secure networked communications and electro-optic/infrared systems. These increases were partially offset by deliveries for aircraft modifications and funding of intelligence support and operations services; and

•	increases of $19.5 million in inventories at lower of cost or market due to increases for airport security products, which we expect to deliver during 2006.

L-3’s days sales outstanding (DSO) was 77.3 at March 31, 2006, compared with 75.2 at December 31, 2005. The increase in DSO was primarily due to the timing of items discussed above. We calculate our DSO by dividing (i) our aggregate end of period billed receivables and net unbilled contract receivables, by (ii) our sales for the last twelve-month period adjusted, on a pro forma basis, to include sales from business acquisitions that we completed as of the end of the period (which amounted to $11,567.9 million for the twelve month period ended March 31, 2006), multiplied by 365.

The decrease in other current assets was primarily due to the cost associated with delivery of simulation devices and to the application of vendor deposits against subcontractor invoices upon receipt of services. These decreases were partially offset by an increase due to annual insurance premiums paid during the 2006 First Quarter.

The increase in property, plant and equipment (PP&E) during the 2006 First Quarter was principally due to capital expenditures. The percentage of depreciation expense to average gross PP&E increased to 3.0% for the 2006 First Quarter from 2.9% for the 2005 First Quarter. We did not change any of the depreciation methods or assets estimated useful lives that L-3 uses to calculate its depreciation expense.

Goodwill increased by $398.6 million to $7,298.4 million at March 31, 2006 from $6,899.8 million at December 31, 2005. The increase was due to (i) $412.0 million for business acquisitions completed during the 2006 First Quarter and (ii) $1.8 million primarily for a contingent purchase price adjustment or earnout, which was resolved during the period. These increases to goodwill were partially reduced by $9.7 million relating to the favorable resolution of the AIS purchase price and a $5.5 million decrease for final estimates of fair value for acquired assets and liabilities assumed in connection with certain business acquisitions completed prior to January 1, 2006.

The increase in accounts payable was primarily due to balances from business acquisitions completed during the 2006 First Quarter and to the timing of payments for purchases from third-party vendors and subcontractors. The decrease in accrued employment costs was due to the timing of payroll dates for salaries and wages, and the payment to employees of 2005 management incentive bonuses, partially offset by an increase due to balances from business acquisitions completed during the 2006 First Quarter. The increase in accrued expenses was primarily due to balances from business acquisitions completed during the 2006 First Quarter and to the timing of invoices received for subcontractor services. The increase in billings in excess of costs and estimated profits was primarily due to cash collections for contractual milestone billings on certain ISR and simulation devices contracts (revenue arrangements). The increase in customer advances was primarily due to balances from business acquisitions completed during the 2006 First Quarter. The increase in pension and postretirement benefit liabilities was primarily due to the balance from the acquisition of SAM Electronics and to pension expenses of $26.6 million during the 2006 First Quarter.

Statement of Cash Flows

Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005

We had cash and cash equivalents of $172.6 million at March 31, 2006 and $393.9 million at December 31, 2005. The table below provides a summary of our cash flows for the periods indicated.

	Three Months Ended March 31,
	2006	2005
	(in millions)
Net cash from operating activities	$187.5	$129.6
Net cash used in investing activities	(437.2)	(520.5)
Net cash from financing activities	28.4	23.7
Net decrease in cash	$(221.3)	$(367.2)

Operating Activities

We generated $187.5 million of cash from operating activities during the 2006 First Quarter, an increase of $57.9 million from the $129.6 million generated during the 2005 First Quarter. Net income increased by $36.5 million. Non-cash expenses increased by $55.4 million to $132.7 million for the 2006 First Quarter from $77.3 million for the 2005 First Quarter, primarily due to higher contributions to employee savings plans in L-3 Holdings’ common stock of $17.0 million, higher employee stock-based compensation expense of $10.3 million due to the implementation of SFAS 123R, higher depreciation expense of $6.2 million, higher amortization expense for identifiable intangible assets of $6.4 million, and higher deferred income tax expense of $17.7 million. During the 2006 First Quarter, cash used for changes in operating assets and liabilities increased by $34.0 million to $84.1 million, from $50.1 million for the 2005 First Quarter. The use of cash for contracts in process was primarily driven by increases in unbilled contract receivables for our defense businesses, as discussed above under ‘‘Liquidity and Capital Resources — Balance Sheet.’’ The source of cash for other current assets was primarily due to vendor deposits applied against subcontractor invoices upon receipt of services. The sources and uses of cash, excluding the effects of businesses acquired during the 2006 First Quarter, from accounts payable, accrued expense, accrued employment costs and billings in excess of costs and estimated profits are as discussed above under ‘‘Balance Sheet.’’ The source of cash from the change in pension and postretirement benefit liabilities was due to pension expenses exceeding pension cash contributions. We made approximately $1.0 million of pension contributions during the 2006 First Quarter and we expect to contribute approximately $97.0 million to our pension plans for all of 2006.

Investing Activities

During the 2006 First Quarter, we used $412.0 million of cash for business acquisitions. We paid $396.7 million in connection with the 2006 First Quarter business acquisitions, primarily for SAM Electronics GmbH and for the other 2006 business acquisitions discussed above. We also paid $21.9 million primarily for the remaining contractual purchase price for the Applied Signal and Image Technologies, Inc. acquisition and $3.1 million for earnout payments on certain business acquisitions. In January 2006, we received $9.7 million from the Raytheon Company as a result of the favorable ruling by the arbitrator that reduced the AIS purchase price.

Financing Activities

Debt

Senior Credit Facility.    Our senior credit facility provides for a term loan facility in an aggregate amount equal to $750.0 million and a $1.0 billion revolving credit facility.

As of March 31, 2006, available borrowings under our revolving credit facility were $912.1 million after reductions for outstanding letters of credit of $87.9 million. There were no outstanding revolving credit borrowings under our senior credit facility at March 31, 2006.

Debt Covenants.    The senior credit facility and indentures governing the senior subordinated notes contain financial covenants and other restrictive covenants. See Note 8 to our consolidated financial statements for the year ended December 31, 2005 for a description of our debt and related financial covenants at December 31, 2005. We are in compliance with those covenants in all material respects. The borrowings under the senior credit facility are guaranteed by L-3 Holdings and by substantially all of the material wholly-owned domestic subsidiaries of L-3 Communications on a senior basis. The payment of principal and premium, if any, and interest on the senior subordinated notes are unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by substantially all of L-3 Communications’ domestic subsidiaries. The guarantees of the senior subordinated notes rank pari passu with one another and are junior to the guarantees of the senior credit facility. The payment of principal and premium, if any, and interest on the CODES are fully and unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally by substantially all of L-3 Holdings' domestic subsidiaries, including L-3 Communications. The guarantees of the CODES rank pari passu with all of the guarantees of the senior subordinated notes and are junior to the guarantees of the senior credit facility.

Equity

On February 7, 2006, L-3 Holdings announced that its Board of Directors had increased L-3 Holdings regular quarterly cash dividend by 50% to $0.1875 per share. On March 15, 2006, we paid cash dividends of $22.8 million to shareholders of record at the close of business on February 22, 2006.

On April 25, 2006, our Board of Directors declared a regular quarterly cash dividend of $0.1875 per share, payable June 15, 2006 to shareholders of record at the close of business on May 17, 2006.

Contingencies and other uncertainties

For a discussion of risks and uncertainties that could impact our results of operation, financial condition, or cash flows, see Note 12 to our unaudited condensed consolidated financial statements.

Stock-based Compensation

Effective January 1, 2006, we adopted the fair value based method of accounting for stock-based employee compensation as required by SFAS 123R. The fair value based method requires that we expense all stock-based employee compensation. The provisions of SFAS 123R permit two alternative transition methods, of which we have selected the modified prospective method. Accordingly, we have expensed all stock-based employee compensation beginning January 1, 2006, but prior period amounts have not been restated. Compensation expense for all stock option awards granted on or after January 1, 2006 and for all restricted stock awards granted prior to January 1, 2006, is recognized on a straight-line basis over the requisite service period for the entire award based on the grant date fair value. Compensation expense for all stock-based awards granted prior to, but not yet vested as of January 1, 2006, is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The consolidated statement of operations for the three months ended March 31, 2006 includes compensation expense of $11.4 million ($7.8 million after income taxes). Prior to January 1, 2006, we accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. Under APB 25, we did not record compensation expense on awards of employee stock options and Employee Stock Purchase Plan discounts. Had we previously recognized compensation expense in accordance with SFAS 123, we would have recognized an incremental pre-tax charge of $8.8 million ($5.5 million after income taxes) related to stock-based awards for the three months ended March 31, 2005. At March 31, 2006, there was $23.8 million ($14.5 million after income taxes) of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average remaining period of 6.2 years. As of March 31, 2006, total unrecognized compensation costs related to nonvested restricted stock awards was $23.0 million ($14.0 million after income taxes) and that amount is expected to be recognized over a weighted average remaining period of 2.1 years.

For more information on the adoption of SFAS 123R and its impact on our financial statements, see Note 10 to our unaudited condensed consolidated financial statements.

Recently Issued Accounting Standards

For a discussion our recently issued accounting statements, see Note 16 to our unaudited condensed consolidated financial statements.

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

Statements that are predictive in nature, that depend upon or refer to events or conditions or that include words such as ‘‘expects,’’ ‘‘anticipates,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘believes,’’ ‘‘estimates’’ and similar expressions are forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flow, research and development costs, working capital, capital expenditures and other projections, they are subject to several risks and uncertainties, and therefore, we can give no assurance that these statements will be achieved. Such statements will also be influenced by factors such as:

•	our dependence on the defense industry and the business risks peculiar to that industry, including changing priorities or reductions in the U.S. Government defense budget;

•	our reliance on contracts with a limited number of agencies of, or contractors to, the U.S. Government and the possibility of termination of government contracts by unilateral government action or for failure to perform;

•	the extensive legal and regulatory requirements surrounding our contracts with the U.S. or foreign governments and the results of any investigation of our contracts undertaken by the U.S. or foreign governments;

•	our ability to obtain future government contracts on a timely basis;

•	the availability of government funding and changes in customer requirements for our products and services;

•	our significant amount of debt and the restrictions contained in our debt agreements;

•	our ability to continue to retain and train our existing employees and to recruit and hire new qualified and skilled employees, as well as our ability to retain and hire employees with U.S. Government security clearances that are a prerequisite to compete for and to perform work on classified contracts for the U.S. Government;

•	actual future interest rates, volatility and other assumption used in the determination of pension, benefits and stock options amounts;

•	our collective bargaining agreements and our ability to favorably resolve labor disputes should they arise;

•	the business and economic conditions in the markets in which we operate, including those for the commercial aviation and communications markets;

•	economic conditions, competitive environment, international business and political conditions and timing of international awards and contracts;

•	our extensive use of fixed-price type contracts as compared to cost-reimbursable type and time-and-material type contracts;

•	our ability to identify future acquisition candidates or to integrate acquired business operations;

•	the rapid change of technology and high level of competition in the defense industry and the commercial industries in which our businesses participate;

•	our introduction of new products into commercial markets or our investments in civil and commercial products or companies;

•	the outcome of litigation matters or government investigations material to us to which we currently are, or to which we may become in the future, a party;

•	the outcome of current or future governmental investigation(s) of our businesses, including acquired businesses;

•	costs or difficulties related to the integration of our acquired businesses, including Titan, may be greater than expected;

•	anticipated cost savings from business acquisitions may not be fully realized or realized within the expected time frame;

•	operating results following the Titan acquisition may be lower than expected;

•	Titan’s compliance with its plea agreement and consent to entry of judgment with the U.S. Government relating to the FCPA;

•	ultimate resolution of contingent matters, claims and investigations relating to acquired businesses, including Titan, and the impact on the final purchase price allocations;

•	competitive pressure among companies in our industry may increase significantly;

•	pension, environmental or legal matters or proceedings and various other market, competition and industry factors, many of which are beyond our control; and

•	the fair values of our assets, including identifiable intangible assets and the estimated fair value of the goodwill balances for our reporting units, which can be impaired or reduced by the other factors discussed above.

In addition, for a discussion of other risks and uncertainties that could impair our results of operations or financial condition, see ‘‘Part I — Item 1A — Risk Factors’’ and Note 15 to our audited consolidated financial statements, in each case included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Part II, Item 7, ‘‘Management's Discussion and Analysis of Results of Operations and Financial Condition — Liquidity and Capital Resources — Derivative Financial Instruments,’’ of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for a discussion of our exposure to market risks. There were no substantial changes in those risks during the three months ended March 31, 2006.

Derivative Financial Instruments

Interest Rate Risk.    Our financial instruments that are sensitive to changes in interest rates include borrowings under our restated credit facility that includes a revolving credit facility and a term loan facility. We had outstanding term loan borrowings of $750.0 million under our term loan facility at March 31, 2006. All of our financial instruments that are sensitive to changes in interest rates are denominated in U.S. dollars. The interest rates on the senior subordinated notes and CODES are fixed-rate and are not affected by changes in interest rates.

ITEM 4.

 CONTROLS AND PROCEDURES

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chairman and Chief Executive Officer, and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based upon that evaluation and subject to the foregoing, our Chairman and Chief Executive Officer, and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives. See Exhibits 31.1 and 31.2 for Certification Statements issued by the Chairman and Chief Executive Officer, and the Chief Financial Officer.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In addition, as part of our ongoing integration activities related to our business acquisitions, we are in the process of incorporating our internal controls over financial reporting into these acquired businesses for the three months ended March 31, 2006.

PART II — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 12 to our unaudited condensed consolidated financial statements and is incorporated by reference herein.

ITEM 1A.

RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

ITEM 6.

EXHIBITS

For a list of exhibits, see the Exhibit Index in this Form 10-Q.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on May 3, 2006.

L-3 COMMUNICATIONS HOLDINGS, INC.
L-3 COMMUNICATIONS CORPORATION
Date: May 3, 2006	By:	/s/ Michael T. Strianese
	Title:	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference to such previous filings.

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants' Quarterly Report on Form 10-Q for the period ended June 30, 2002).
3.2	By-Laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-46975)).
3.3	Certificate of Incorporation of L-3 Communications Corporation (incorporated by reference to Exhibit 3.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-31649)).
3.4	Bylaws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-31649)).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to L-3 Communications Holdings’ Registration Statement on Form S-1 (File No. 333-46975)).
**10.55	Supplemental Indenture dated as of May 1, 2006 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of June 28, 2002 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
**10.63	Supplemental Indenture dated as of May 1, 2006 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of May 21, 2003 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
**10.65	Supplemental Indenture dated as of May 1, 2006 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of December 22, 2003 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
**10.68	Supplemental Indenture dated as of May 1, 2006 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of November 12, 2004 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
**10.71	Supplemental Indenture dated as of May 1, 2006 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Notes Indenture dated as of July 29, 2005 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
**10.73	Supplemental Indenture dated as of May 1, 2006 among L-3 Communications Holdings, Inc., The Bank of New York, as trustee, and the guarantors named therein to the CODES Indenture dated as of July 29, 2005 among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York, as trustee.
*11	L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Share.
**12	Ratio of Earnings to Fixed Charges.

Exhibit No.	Description of Exhibit
**31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
**32	Section 1350 Certifications.

*	The information required in this exhibit is presented on Note 9 to the unaudited condensed consolidated financial statements as of March 31, 2006 in accordance with the provisions of SFAS No. 128, Earnings Per Share.

**	Filed herewith