Form 10-Q
period 2006-09-30
L 3 COMMUNICATIONS HOLDINGS INC; L 3 COMMUNICATIONS CORP
filed 2006-11-09
CIK 1056239, 1039101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

(212) 697-1111

(Telephone number)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes       No

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer                   Accelerated filer                   Non-accelerated filer

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes       No

There were 124,935,289 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on October 27, 2006.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2006

		Page No.
PART I — FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005	1
	Unaudited Condensed Consolidated Statements of Operations for the Three Months and Nine Months ended September 30, 2006 and September 30, 2005	2
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2006 and September 30, 2005	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	60
ITEM 4.	Controls and Procedures	60
PART II — OTHER INFORMATION
ITEM 1.	Legal Proceedings	61
ITEM 1A.	Risk Factors	61
ITEM 6.	Exhibits	61
Signature		62

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$247.7	$393.9
Contracts in process	3,321.9	2,904.4
Deferred income taxes	314.0	230.6
Other current assets	93.2	114.6
Total current assets	3,976.8	3,643.5
Property, plant and equipment, net	717.3	657.6
Goodwill	7,702.2	6,899.8
Identifiable intangible assets	478.1	412.8
Deferred debt issue costs	69.2	76.6
Other assets	178.1	218.8
Total assets	$13,121.7	$11,909.1
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$481.6	$476.1
Accrued employment costs	531.6	467.7
Accrued expenses	255.0	172.0
Billings in excess of costs and estimated profits	224.9	214.0
Customer advances	194.1	97.2
Income taxes	114.5	69.2
Other current liabilities	504.5	358.1
Total current liabilities	2,306.2	1,854.3
Pension and postretirement benefits	495.0	435.6
Deferred income taxes	279.6	119.1
Other liabilities	260.9	294.7
Long-term debt	4,634.6	4,633.5
Total liabilities	7,976.3	7,337.2
Commitments and contingencies (see Note 13)
Minority interests	83.8	81.2
Shareholders’ equity:
L-3 Holdings’ common stock; $.01 par value; authorized 300,000,000 shares, issued and outstanding 124,789,081 shares in 2006 and 120,372,394 shares in 2005 (L-3 Communications’ common stock; $.01 par value, 100 shares authorized, issued and outstanding)	3,312.1	3,040.8
Retained earnings	1,828.5	1,545.0
Unearned compensation	—	(17.9)
Accumulated other comprehensive loss	(79.0)	(77.2)
Total shareholders’ equity	5,061.6	4,490.7
Total liabilities and shareholders’ equity	$13,121.7	$11,909.1

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Three Months Ended September 30,
	2006	2005
Net sales:
Products	$1,431.3	$1,159.6
Services	1,673.2	1,346.8
Total net sales	3,104.5	2,506.4
Cost of sales:
Products	1,263.8	1,019.7
Services	1,507.4	1,220.2
Total cost of sales	2,771.2	2,239.9
Operating income	333.3	266.5
Interest and other (income) expense, net	(6.4)	(0.9)
Interest expense	76.8	59.9
Minority interests in net income of consolidated subsidiaries	3.5	2.6
Income before income taxes	259.4	204.9
Provision for income taxes	95.6	69.6
Net income	$163.8	$135.3
L-3 Holdings’ earnings per common share:
Basic	$1.32	$1.13
Diluted	$1.31	$1.11
L-3 Holdings’ weighted average common shares outstanding:
Basic	123.8	119.7
Diluted	125.3	122.1

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF  OPERATIONS

(in millions, except per share data)

	Nine Months Ended September 30,
	2006	2005
Net sales:
Products	$4,194.1	$3,302.4
Services	4,897.6	3,242.1
Total net sales	9,091.7	6,544.5
Cost of sales:
Products (excludes stock-based charge of $23.8)	3,703.8	2,915.7
Services (excludes stock-based charge of $15.4)	4,449.6	2,938.2
Total cost of sales	8,153.4	5,853.9
Litigation charge	129.0	—
Stock-based charge	39.2	—
Operating income	770.1	690.6
Interest and other (income) expense, net	(14.4)	(6.4)
Interest expense	221.6	136.5
Minority interests in net income of consolidated subsidiaries	8.4	7.9
Income before income taxes	554.5	552.6
Provision for income taxes	202.0	195.5
Net income	$352.5	$357.1
L-3 Holdings’ earnings per common share:
Basic	$2.88	$3.02
Diluted	$2.84	$2.95
L-3 Holdings’ weighted average common shares outstanding:
Basic	122.4	118.3
Diluted	124.3	120.9

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30,
	2006	2005
Operating activities:
Net income	$352.5	$357.1
Depreciation	98.1	81.0
Amortization of intangibles and other assets	38.0	24.7
Deferred income tax provision	68.2	87.8
Stock-based employee compensation expense	34.2	3.3
Contributions to employee savings plans in L-3 Holdings’ common stock	85.0	46.5
Non-cash portion of stock-based charge	31.1	—
Minority interests in net income of consolidated subsidiaries	8.4	7.9
Amortization of deferred debt issue costs (included in interest expense)	7.7	5.2
Other non-cash items	(5.4)	3.5
Subtotal	717.8	617.0
Changes in operating assets and liabilities, excluding acquired amounts:
Contracts in process	(216.9)	(158.7)
Other current assets	16.9	(3.7)
Other assets	21.1	(26.6)
Accounts payable, trade	(34.0)	(24.8)
Accrued employment costs	25.2	15.9
Accrued expenses	38.2	5.4
Billings in excess of costs and estimated profits	6.0	4.1
Customer advances	34.1	30.5
Income taxes	97.5	74.4
Excess income tax benefits related to share-based payment arrangements	(54.7)	—
Other current liabilities	112.0	27.4
Pension and postretirement benefits	9.5	14.8
Other liabilities	(40.7)	6.4
All other operating activities	3.2	(2.5)
Subtotal	17.4	(37.4)
Net cash from operating activities	735.2	579.6
Investing activities:
Business acquisitions, net of cash acquired	(873.5)	(3,380.6)
Capital expenditures	(103.0)	(71.2)
Dispositions of property, plant and equipment	1.8	2.2
Other investing activities	4.1	3.7
Net cash used in investing activities	(970.6)	(3,445.9)
Financing activities:
Borrowings under revolving credit facility	835.0	40.0
Repayment of borrowings under revolving credit facility	(835.0)	(40.0)
Borrowings under term loan facility	—	750.0
Proceeds from sale of senior subordinated notes	—	990.9
Proceeds from sale of convertible contingent debt securities (CODES)	—	700.0
Debt issue costs	(0.3)	(45.2)
Cash dividends paid on L-3 Holdings’ common stock	(69.0)	(44.3)
Proceeds from exercise of stock options	62.1	68.2
Proceeds from employee stock purchase plan	44.8	31.4
Excess income tax benefits related to share-based payment arrangements	54.7	—
Distributions paid to minority interests	(3.7)	(4.8)
Other financing activities	0.6	(7.0)
Net cash from financing activities	89.2	2,439.2
Net decrease in cash and cash equivalents	(146.2)	(427.1)
Cash and cash equivalents, beginning of the period	393.9	653.4
Cash and cash equivalents, end of the period	$247.7	$226.3

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.    Description of Business

L-3 Communications Holdings, Inc. conducts its operations and derives all of its operating income and cash flow from its wholly-owned subsidiary, L-3 Communications Corporation (L-3 Communications). L-3 Communications Holdings, Inc. (L-3 Holdings and, together with its subsidiaries, referred to herein as L-3 or the Company) is a leading supplier of a broad range of products and services used in a substantial number of aerospace and defense platforms. L-3 is also a major supplier of systems, subsystems and products on many platforms, including those for secure networked communications and communications products, mobile satellite communications, information security systems, shipboard communications, naval power and control systems, missiles and munitions, telemetry and instrumentation and airport security systems. The Company also is a prime system contractor for aircraft modernization and operations & maintenance (O&M), Command, Control and Communications (C3), Intelligence, Surveillance and Reconnaissance (ISR) collection systems and services, training and simulation, intelligence services and government support services. The Company’s customers include the U.S. Department of Defense (DoD) and its prime contractors, the U.S. Department of Homeland Security (DHS), U.S. Government intelligence agencies, major aerospace and defense contractors, allied foreign government ministries of defense, commercial customers and certain other U.S. federal, state and local government agencies.

The Company has the following four reportable segments: (1) Command, Control, Communications, Intelligence, Surveillance and Reconnaissance (C3ISR); (2) Government Services; (3) Aircraft Modernization and Maintenance (AM&M); and (4) Specialized Products. Financial information relating to the Company’s reportable segments is included in Note 16.

The C3ISR reportable segment provides products and services for the global ISR market, including C3 systems and secure networked communication systems and equipment. The Company believes that these products and services are critical elements for a substantial number of major command, control, communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring and dissemination functions of these communication systems. The Government Services reportable segment provides communications systems support and engineering services, information technology services, teaching and training services, marksmanship training systems and services, and intelligence support and analysis services. The AM&M reportable segment provides specialized aircraft modernization, upgrades and sustainment, maintenance and logistics support services. The Specialized Products reportable segment provides a broad range of products, including naval warfare products, security systems, simulation devices, telemetry and navigation products, sensors and imaging products, aviation products, premium fuzing products, microwave components and information products.

2.    Basis of Presentation

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of L-3 Holdings and L-3 Communications for the fiscal year ended December 31, 2005, which are included in their Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

The accompanying unaudited condensed consolidated financial statements comprise the unaudited condensed consolidated financial statements of L-3 Holdings and L-3 Communications. L-3 Holdings’ only asset is its investment in the common stock of L-3 Communications, its wholly-owned subsidiary, and its only obligations are the 3% Convertible Contingent Debt Securities (CODES) due 2035, which were issued on July 29, 2005, and its guarantee of borrowings under the senior credit facility of L-3

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Communications. L-3 Holdings’ obligations relating to the CODES have been jointly, severally, fully and unconditionally guaranteed by L-3 Communications and certain of its domestic subsidiaries, and, accordingly, such debt has been reflected as debt of L-3 Communications in its consolidated financial statements in accordance with the U.S. Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 54. All issuances of and conversions into L-3 Holdings’ equity securities, including grants of stock options and restricted stock by L-3 Holdings to employees of L-3 Communications and its subsidiaries, have been reflected in the consolidated financial statements of L-3 Communications. As a result, the consolidated financial positions, results of operations and cash flows of L-3 Holdings and L-3 Communications are substantially the same. See Note 18 for additional information regarding the unaudited financial information of L-3 Communications and its subsidiaries.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs of sales during the reporting period. The most significant of these estimates and assumptions relate to contract revenue, profit and loss recognition, fair values of assets acquired and liabilities assumed in business combinations, market values for inventories reported at lower of cost or market, pension and postretirement benefit obligations, stock-based employee compensation expense, recoverability, useful lives, and valuation of recorded amounts of long-lived assets, identifiable intangible assets, goodwill, income taxes, including the valuations of deferred tax assets, litigation reserves and environmental obligations. Changes in estimates are reflected in the periods during which they become known. Actual amounts will differ from these estimates and could differ materially. For a more complete discussion of these estimates and assumptions, see the Annual Report of L-3 Holdings and L-3 Communications on Form 10-K for the fiscal year ended December 31, 2005.

During the three months ended September 30, 2006, the Company changed the presentation of net sales and cost of sales on its statements of operations for the current and prior periods to separately present amounts for product sales and services.

3.    Review of Past Stock Option Granting Practices

In June 2006, the Company voluntarily initiated a review of its historical stock-based compensation award practices and related accounting treatment. The review has been completed and was conducted by the Audit Committee of the Board of Directors with the assistance of outside legal counsel. In accordance with New York Stock Exchange requirements, the Audit Committee is composed solely of independent directors.

The scope of the review included all stock-based awards granted by the Company from May 1998, when we completed our initial public offering, through the present, with a focus on the period from May 1998 through July 2003, when stock-based awards were generally approved by unanimous written

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

consents of the Compensation Committee of the Board. Since July 2003, the Compensation Committee approved all stock-based compensation awards to employees, including officers, at Compensation Committee meetings and these approval/meeting dates for the stock option grants were correctly used as the accounting measurement date for the grant. In addition, the review focused on the exercises of stock options that may not be deductible under Section 162(m) of the Internal Revenue Code (Code) and on issues relating to amounts that may be considered deferred compensation under Section 409A of the Code.

The review found that from May 1998 through July 2003, the price of L-3 Holdings’ stock on the date selected as the grant date and accounting measurement date was less than the stock price on the formal approval date in substantially all cases. In addition, the review found that the date selected by management as (i) the grant date, which was in most cases the date specified in the unanimous written consent, (ii) the date used to determine the exercise price for the stock options, and (iii) the accounting measurement date, preceded the date of formal approval for the stock options, and in many cases also preceded the date of submission of the grants for approval by the Company’s Compensation Committee or entire Board of Directors. The Company has concluded that a number of the unanimous written consents may not have been effective on the date specified in the unanimous written consent because there was insufficient evidence to conclude that all the signatures were received by the Company on that date. Therefore, the use of the date specified in the unanimous written consent as the accounting measurement date, as well as in certain circumstances the option exercise price, was incorrect. The review also found that the accounting measurement dates used for stock option grants to one future employee and employees of three acquired businesses were incorrectly the dates specified in the unanimous written consent and not the employee’s hire date or the acquisition dates, which occurred later.

Based on the review’s findings, during the 2006 second quarter, the Company recorded a charge of $39.2 million ($25.5 million after income taxes) pertaining to the years ended December 31, 1998 to 2005 and the 2006 first quarter (the ‘‘Stock-Based Charge’’). This charge includes non-cash compensation expense of $31.1 million ($20.4 million after income taxes) primarily related to stock option grants made during the period from May 1998 to July 2003 that should have been measured as compensation cost at the requisite stock option grant dates, and subsequently amortized to expense over the three-year vesting period for each stock option grant. The Stock-Based Charge also includes $8.1 million ($5.1 million after income taxes) relating to amounts that would be considered deferred compensation under Section 409A of the Code and an accrual for external legal and accounting costs incurred for the review through June 30, 2006. The impact of the non-cash compensation expense by year and for the three months ended March 31, 2006 on the Company’s previously reported net income is presented in the table below.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Period	Net Income as Reported	Net Income if Adjusted	Decrease	% Decrease
	(in millions)
1998	$32.6	$32.3	$0.3	0.9%
1999	58.7	57.8	0.9	1.5
2000	82.7	81.7	1.0	1.2
2001	115.5	113.4	2.1	1.8
2002	178.1	173.1	5.0	2.8
2003	277.6	271.8	5.8	2.1
2004	381.9	377.5	4.4	1.2
2005	508.5	507.8	0.7	0.1
Q1 2006	138.9	138.7	0.2	0.1
Total	$1,774.5	$1,754.1	$20.4

In addition, the Stock-Based Charge reduced retained earnings as of June 30, 2006 by $25.5 million, and increased additional paid-in-capital by $20.4 million. The findings did not identify any compensation deductions related to the exercises of stock options that were improperly deducted on the Company’s tax returns in violation of Section 162(m) of the Code.

With respect to the portion of the Stock-Based Charge that relates to amounts that would be deferred compensation under Section 409A of the Code, the Company expects to modify stock options, subject to certain limitations, for employees who were issued stock options with an exercise price less than the fair market value on the date of grant that have vested after December 31, 2004 and are outstanding. The Company expects that this modification will allow the affected employees to avoid adverse tax consequences by increasing the exercise price to the fair market value of such option on the date of grant and paying the difference in exercise prices in cash during 2007. The Stock-Based Charge includes an estimated cost resulting from such modifications of approximately $3.6 million ($2.2 million after income taxes) that should have been recorded as a liability during 2005, which is not included in the non-cash compensation expense in the table above. In addition, for employees with stock options that have vested after December 31, 2004, and are exercised during 2006 before the modification is made, the employees are subject to an incremental 20% income tax on the amount considered deferred compensation plus interest charges. The Company expects to pay the affected employees an amount equal to such incremental taxes and interest. The Stock-Based Charge includes such expected payments of approximately $2.3 million ($1.5 million after income taxes).

The Company does not believe that a restatement of its prior-period financial statements is required for the Stock-Based Charge. Based on the materiality guidelines contained in SAB No. 99, Materiality (SAB 99), the Company believes that the Stock-Based Charge is not material to any of the individual prior periods affected or to L-3’s expected results for the year ending December 31, 2006.

The review also determined that certain Form 4 securities filings (Statement of Changes in Beneficial Ownership) required under Section 16 of the Exchange Act were not made on behalf of executives and directors and in some cases they were not filed accurately or on a timely basis.

Beginning in July 2006, the Compensation Committee determined that it would, subject to limited exceptions, grant stock-based compensation awards on pre-determined annual dates. The Company has implemented procedures and controls and has provided additional resources to ensure that reportable transactions under Section 16 of the Exchange Act are filed with the SEC on a timely basis. The Company also intends to continue to evaluate its compliance processes and evaluate the effectiveness of its controls to determine whether additional improvements should be made.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

4.    Acquisitions

2006 Business Acquisitions

During the nine months ended September 30, 2006, in separate transactions, the Company acquired ownership interests in eleven businesses, for an aggregate purchase price of $904.3 million, plus acquisition costs. Based on preliminary purchase price allocations, the aggregate goodwill recognized for these business acquisitions was $808.6 million, of which $162.5 million was assigned to the C3ISR reportable segment, $125.8 million was assigned to the AM&M reportable segment and $520.3 million was assigned to the Specialized Products reportable segment. The goodwill from these business acquisitions is not expected to be deductible for income tax purposes. The 2006 business acquisitions were initially financed with a combination of cash on hand and revolving credit facility borrowings, which have subsequently been repaid. The purchase prices for the acquisitions of TCS Design and Management Services, Incorporated (TCS), Magnet-Motor GmbH (Magnet-Motor), CyTerra Corporation (CyTerra), SSG Precision Optronics, Inc. (SSG), Nautronix Defense Group (Nautronix) and Crestview Aerospace Corporation (Crestview) are subject to adjustment based on the closing date net assets or net working capital of the respective businesses acquired. In addition, in certain instances, the purchase price is subject to adjustment based on post-acquisition financial performance or certain other performance conditions as discussed below. The Company completed the following business acquisitions during the nine months ended September 30, 2006:

•	All of the outstanding stock of SAM Electronics GmbH (SAM) on January 31, 2006, for $188.7 million in cash, including a $38.7 million increase to the final contractual purchase price based on closing date net assets, of which $30.8 million was for cash acquired at foreign locations. SAM, which has its principal operations in Germany, is a manufacturer and supplier of maritime electrical and electronic systems to shipyards (including commercial shipyards), shipping companies and international navies;

•	All of the outstanding stock of SafeView, Inc. (SafeView) on March 9, 2006, and CyTerra on March 21, 2006, for an aggregate purchase price of $190.6 million in cash, plus additional consideration, not to exceed $35.1 million, which is contingent upon their financial performance for the years ending December 31, 2006 through 2008. Any such additional consideration will be accounted for as goodwill. SafeView is a developer and manufacturer of non-invasive security systems and portals for military and public safety use, including airports. CyTerra is a leader in the development and manufacture of a number of sophisticated sensors with threat detection capabilities for the military and homeland security markets;

•	Increased the Company’s ownership in Medical Education Technologies, Inc. (METI) on April 4, 2006 from approximately 47% to 80% for a purchase price of $10.6 million in cash. METI is a supplier of human patient and surgical simulators, as well as related educational products;

•	All of the outstanding stock of SSG on June 1, 2006, for $67.9 million in cash. SSG specializes in optics, telescopes and precision optical subsystems for government, military and commercial customers;

•	All of the outstanding stock of Nautronix on June 1, 2006 for $69.0 million in cash, plus additional consideration, not to exceed $6.0 million, which is contingent upon certain contract awards to Nautronix through June 2010. Any such additional consideration will be accounted for as goodwill. Nautronix is a leader in through-water communications, acoustic ranges and positioning technology;

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

•	All of the outstanding stock of Crestview on June 29, 2006 for $146.3 million in cash, part of which was used for the payoff of mortgages on facilities. Crestview provides aircraft structures, major airframe assemblies and military aircraft modifications for leading prime contractors and original equipment manufacturers;

•	All of the outstanding stock of TRL Electronics plc (TRL) for $165.8 million in cash and $5.6 million in notes payable issued by the Company to certain shareholders of TRL, which are due and payable on March 30, 2007. The Company acquired a controlling ownership interest in TRL on July 12, 2006. TRL offers advanced radio and satellite communications systems, providing governments and defense organizations around the world with the ability to trace, locate, monitor and defend transmissions, as well as to communicate securely; and

•	All of the outstanding stock of Advanced Systems Architectures Ltd. (ASA) on January 25, 2006, TCS on January 26, 2006, and Magnet-Motor on March 20, 2006, for an aggregate purchase price of $59.8 million in cash, plus additional consideration, not to exceed $12.0 million, which is contingent upon the financial performance of ASA and TCS for the years ending December 31, 2006 and 2007. Any such additional consideration will be accounted for as goodwill.

The table below summarizes the preliminary purchase price allocations for the aggregate assets acquired, and liabilities assumed, including acquisition costs, in connection with all of the Company’s business acquisitions that were completed during the nine months ended September 30, 2006.

(in millions)
Cash and cash equivalents	$60.7
Contracts in process	206.2
Other current assets	31.5
Goodwill	808.6
Identifiable intangible assets	57.4
Property, plant and equipment	47.9
Other assets	2.2
Total assets acquired	1,214.5
Current liabilities	224.1
Other liabilities	82.9
Total liabilities assumed	307.0
Minority interests	1.1
Net assets acquired	$906.4

All of the business acquisitions are included in the Company’s results of operations from their respective dates of acquisition. The assets and liabilities recorded in connection with the purchase price allocations for the acquisitions of SAM, SafeView, CyTerra, ASA, TCS, Magnet-Motor, METI, SSG, Nautronix, Crestview and TRL are based upon preliminary estimates of fair values for contracts in process, inventories, estimated costs in excess of estimated contract value to complete contracts in process in a loss position, contingent assets and liabilities, identifiable intangibles, goodwill, property, plant and equipment, and deferred income taxes. Actual adjustments will be based on the final purchase prices, including the payment of contingent consideration, if any, and final appraisals and other analyses of fair values which are in process. The Company does not expect the differences between the preliminary and final purchase price allocations for these business acquisitions to have a material impact on its results of operations or financial position.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

2005 Business Acquisitions

Acquisition of The Titan Corporation.    On July 29, 2005, the Company acquired all of the outstanding shares of Titan for approximately $2,735.9 million in cash, including the assumption of approximately $626.0 million of Titan’s debt, plus $42.2 million of acquisition costs. Concurrent with the Titan acquisition, the Company repaid or redeemed all of Titan’s outstanding debt. The Titan acquisition was financed using cash on hand, $750.0 million of term loan borrowings under L-3 Communications’ senior credit facility and the net proceeds from the issuance by L-3 Holdings of $700.0 million of 3% Convertible Contingent Debt Securities and the issuance by L-3 Communications of $1.0 billion of 6 3/8% Senior Subordinated Notes (see Note 8). Titan is included in the Company’s results of operations from its date of acquisition.

Titan is a leading provider of comprehensive national security solutions, including information and communications systems solutions and services to the DoD, intelligence agencies, the DHS and other United States federal government customers. Titan offers services, systems and products for C3ISR, enterprise information technology and homeland security programs.

In addition, at the date of acquisition Titan had over 8,000 employees with U.S. Government security clearances, including over 4,000 employees with top secret and above clearances and more than 2,400 employees with special access clearances that focus on communications, secure networks, cryptology, signal intelligence, electronic warfare, data fusion, electromagnetic pulse science and analysis of weapons of mass destruction and simulation. Employees with U.S. Government security clearances are necessary (i) to perform work under a substantial portion of Titan’s existing contracts (revenue arrangements) and (ii) to compete for new classified contracts with the U.S. Government. Titan had approximately 12,500 employees at the date of acquisition.

The table below presents a summary of (1) the preliminary purchase price allocation for the Titan acquired assets and assumed liabilities as reported in the Company’s unaudited condensed consolidated financial statements as of September 30, 2005, (2) the changes made to the initial purchase price allocation during the twelve month period ended September 30, 2006, and (3) the final purchase price allocation, which includes the results from the final appraisals and other valuations of fair value for the Titan acquired assets and assumed liabilities. As illustrated, the substantial majority of Titan’s purchase price was allocated to goodwill. The primary factors that contributed to the recognition of Titan’s goodwill are similar to those discussed in Note 6 under ‘‘Goodwill and Identifiable Intangible Assets.’’

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	Final	Preliminary	Change
	(in millions)
Cash and cash equivalents	$25.2	$25.2	—
Contracts in process	533.0	543.0	(10.0	) (a)
Current deferred income taxes	91.5	86.8	4.7	(b)
Other current assets	37.7	39.8	(2.1	) (c)
Goodwill	2,239.5	2,292.1	(52.6	) (d)
Identifiable intangible assets	240.1	225.0	15.1	(e)
Non-current deferred income taxes	13.6	—	13.6	(b)
Other assets	111.1	82.4	28.7	(f)
Total assets acquired	3,291.7	3,294.3	(2.6)
Current liabilities	374.7	345.6	29.1	(g)
Non-current deferred income taxes	—	49.6	(49.6	) (b)
Other liabilities	139.0	119.5	19.5	(h)
Total liabilities assumed	513.7	514.7	(1.0)
Net assets acquired(i)	$2,778.0	$2,779.6	$(1.6)

(a)	The reductions to contracts in process are primarily to reduce the value of unbilled contract costs, existing at the date of acquisition, which are related to previously completed contracts for which there is no remaining contract value or unsupportable contracts costs which cannot be invoiced to customers.

(b)	The adjustments to current and non-current deferred income taxes primarily represent final revisions to Titan’s net operating loss carryforwards, the elimination of Titan’s historical deferred taxes on goodwill and the deferred tax impact of changes to the final Titan acquisition date balance sheet.

(c)	The decrease to other current assets is primarily to reduce certain prepaid expenses related to employee travel advances, existing at the date of acquisition, for which there is no supporting documentation, and which cannot be invoiced to customers to be recovered.

(d)	The decrease to goodwill represents the effect of the final adjustments to the purchase price allocation. Goodwill in the amount of $953.9 million was assigned to the C3ISR reportable segment, $892.9 million to the Government Services reportable segment and $392.7 million to the Specialized Products reportable segment, and $108.6 million of the Titan goodwill is expected to be deductible for income tax purposes.

(e)	The increase to identifiable intangible assets is primarily due to increases for customer contractual relationships and favorable leasehold interests. Customer contractual relationships represent $224.0 million of the Titan identifiable intangible assets. We estimated the fair value of the customer contractual relationships utilizing the excess earnings method, which is a form of the income approach. This method is based on projecting revenues and expenses attributable to customer contractual relationships over their remaining economic lives, and then subtracting the required return on the contributory assets used in the business to generate such income, in order to attribute any residual ‘‘excess earnings’’ to the customer contractual relationships intangible assets. The estimated after-tax excess earnings (cash flows) are then discounted to their present value equivalents using a discount rate commensurate with the risk associated with the financial projections.

(f)	The increase in other assets is primarily related to a $27.8 million gross-up adjustment to separately recognize an asset for insurance recoveries for certain pre-acquisition securities claims, which were netted against other liabilities in the preliminary purchase price allocation (as discussed below in Note (h)). These claims and insurance recovery settled in the second quarter of 2006 at the amounts recorded.

(g)	The increase in current liabilities includes $9.0 million for the estimated fair value of a preacquisition contractual performance obligation with the U.S. Navy, $8.8 million for a preacquisition obligation for the indemnification of legal defense costs for former Titan directors and officers in certain ongoing investigations, and $4.4 million for the current portion of unfavorable leasehold interests.

(h)	Other liabilities increased primarily due to the $27.8 million gross up adjustment for insurance recoveries (as discussed above in Note (f)), partially offset by $10.3 million in reduced litigation and environmental reserves.

(i)	Excludes additional purchase price, not to exceed $28.5 million, relating to a previous business acquisition made by Titan prior to its acquisition by L-3. The additional purchase price, if any, is contingent primarily upon the financial performance of International Systems L.L.C. for the years ending December 31, 2006 through 2011.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

The Titan identifiable intangible assets of $240.1 million are all subject to amortization and have an average useful life of approximately 28.5 years. The Titan identifiable intangible assets are comprised of customer contractual relationships of $224.0 million (30-year useful life), technology of $8.1 million (5.8-year average useful life) and favorable leasehold interests of $8.0 million (9.5-year average useful life).

Other 2005 Business Acquisitions.    During 2005, in addition to the acquisition of Titan, the Company acquired eleven other businesses in separate transactions. The Company has completed the purchase price allocations for ten of these acquisitions. The final purchase price allocations for these business acquisitions did not have a material impact on the Company's results of operations or financial position. The Company expects to complete the purchase price allocation for the remaining business acquisition in the fourth quarter of 2006. The Company does not expect the final purchase price allocations for the remaining business acquisition to have a material impact on its results of operations or financial position.

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

        Unaudited Pro Forma Statement of Operations Data

The following unaudited pro forma Statement of Operations data presents the combined results of the Company and its business acquisitions completed during the nine months ended September 30, 2006 and the year ended December 31, 2005, assuming that the business acquisitions completed during these periods had occurred on January 1, 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions, except per share data)
Pro forma sales	$3,104.5	$2,882.4	$9,247.4	$8,539.1
Pro forma net income	$160.3	$128.0	$340.9	$285.2
Pro forma diluted earnings per share	$1.28	$1.05	$2.74	$2.36

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed these acquisitions on January 1, 2005.

The unaudited pro forma results include charges for costs related to Titan’s internal review and shareholder settlements related to the securities law class action and derivative action lawsuits, each arising out of Titan’s alleged violations of the Foreign Corrupt Practices Act (FCPA) (see Note 13 for a further discussion of Titan’s FCPA investigation). The unaudited pro forma results also include costs related to the acquisition of Titan by the Company. These charges, which were recorded by Titan prior to the July 2005 acquisition, amounted to approximately $0.4 million for the three months ended September 30, 2005 and $80.5 million for the nine months ended September 30, 2005.

Other Business Acquisition Transactions

On May 19, 2006, the Company increased its ownership percentage in Army Fleet Support (AFS) LLC from 80% to 90% for a purchase price of $10.8 million paid in cash.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

5.    Contracts in Process

The components of contracts in process are presented in the table below. The unbilled contract receivables, inventoried contract costs and unliquidated progress payments are principally related to contracts with the U.S. Government and prime contractors or subcontractors of the U.S. Government. Identifiable intangible assets related to contracts in process assumed by the Company in its business acquisitions and the underlying contractual customer relationships are separately recognized at the date of acquisition, and are discussed and presented in Note 6.

	September 30, 2006	December 31, 2005
	(in millions)
Billed receivables, net of allowances of $15.8 million and $19.6 million	$1,172.0	$1,071.2
Unbilled contract receivables, gross	1,647.5	1,414.1
Less: unliquidated progress payments	(312.6)	(235.6)
Unbilled contract receivables, net	1,334.9	1,178.5
Inventoried contract costs, gross	591.4	529.8
Less: unliquidated progress payments	(68.3)	(64.5)
Inventoried contract costs, net	523.1	465.3
Inventories at lower of cost or market	291.9	189.4
Total contracts in process	$3,321.9	$2,904.4

Inventoried Contract Costs.    In accordance with SOP 81-1 and the AICPA Audit and Accounting Guide, Audits of Federal Government Contractors, the Company’s inventoried contract costs include general and administrative (G&A) costs, independent research and development (IRAD) costs and bid and proposal (B&P) costs allocated to contracts (revenue arrangements) for which the U.S. Government is the end customer, because they are reimbursable indirect contract costs on revenue arrangements pursuant to the contractual terms of the revenue arrangements and U.S. Government procurement regulations. The Company accounts for the portion of its G&A, IRAD and B&P costs that are allowable indirect costs under U.S. Government procurement regulations on its U.S. Government contracts as inventoried contract costs. These costs are charged to costs of sales when sales on the related contracts (revenue arrangements) are recognized. The Company's unallowable portion of its G&A, IRAD and B&P costs for its U.S. Government contractor businesses are expensed as incurred and are not included in inventoried contract costs.

The table below presents a summary of G&A, IRAD and B&P costs included in inventoried contract costs and the changes to them, including amounts charged to cost of sales for U.S. Government contracts for the period presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Amounts included in inventoried contract costs at beginning of the period	$62.3	$49.9	$55.6	$43.7
Add: Amounts included in acquired inventoried contract costs	—	2.2	0.3	2.2
Contract costs incurred(1)	264.0	205.4	768.7	554.3
Less: Amounts charged to costs of sales during the period	(263.2)	(198.5)	(761.5)	(541.2)
Amounts included in inventoried contract costs at end of the period	$63.1	$59.0	$63.1	$59.0

(1)	Incurred costs include IRAD and B&P costs of $63.0 million for the three months ended September 30, 2006, $47.5 million for the three months ended September 30, 2005, $180.9 million for the nine months ended September 30, 2006 and $128.7 million for the nine months ended September 30, 2005.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

The table below presents a summary of selling, general and administrative expenses and research and development expenses for the Company’s commercial businesses, which are expensed as incurred and not included in inventoried contracts costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Selling, general and administrative expenses	$57.5	$40.0	$159.7	$124.8
Research and development expenses	19.6	16.3	56.8	49.8
Total	$77.1	$56.3	$216.5	$174.6

Inventories at Lower of Cost or Market.    The table below presents the components of Inventories at Lower of Cost or Market.

	September 30, 2006	December 31, 2005
	(in millions)
Raw materials, components and sub-assemblies	$105.1	$81.0
Work in process	133.4	54.1
Finished goods	53.4	54.3
Total	$291.9	$189.4

6.    Goodwill and Identifiable Intangible Assets

Goodwill.    In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (SFAS 141), the Company allocates the cost of business acquisitions to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition (commonly referred to as the purchase price allocation). As part of the purchase price allocations for our business acquisitions, identifiable intangible assets are recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired business and sold, transferred, licensed, rented or exchanged. However, in accordance with SFAS 141, the Company does not recognize any intangible assets apart from goodwill for the assembled workforces of its business acquisitions. At September 30, 2006, the Company had approximately 63,000 employees, and the substantial majority of the sales generated by the Company’s businesses are from the productive labor efforts of its employees, as compared to selling manufactured products or right-to-use technology.

Generally, the largest intangible asset from the businesses that the Company acquires are the value of their assembled workforces, which includes the human capital of the management, administrative, marketing and business development, scientific, engineering and technical employees of the acquired businesses. The success of the Company’s businesses, including their ability to retain existing business (revenue arrangements) and to successfully compete for and win new business (revenue arrangements), is primarily dependent on the management, marketing and business development, contracting, engineering and technical skills and knowledge of our employees, rather than on productive capital (plant and equipment, and technology and intellectual property). Additionally, for a significant portion of its businesses, in particular the Titan businesses, the Company’s ability to attract and retain employees who have U.S. Government security clearances, particularly those of top-secret and above, is critical to our success, and is often a prerequisite for retaining existing revenue arrangements and pursuing new ones. Generally, patents, trademarks and licenses are not material for our acquired businesses. Furthermore, our U.S. Government contracts (revenue arrangements) generally permit other companies to use our

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

patents in most domestic work performed by such other companies for the U.S. Government. Therefore, because intangible assets for assembled workforces are part of goodwill in accordance with paragraph 39 of SFAS 141, the substantial majority of the intangible assets for the Company’s business acquisitions is recognized as goodwill. Additionally, the value assigned to goodwill for the Company’s business acquisitions also includes the value that the Company expects to realize from cost reduction measures that it implements for its acquired businesses.

During the three months ended March 31, 2006, the Company completed its annual impairment test for the goodwill of each of the Company’s reporting units. The annual impairment test resulted in no impairment losses.

The table below presents the changes in goodwill allocated to the Company’s reportable segments.

	C3ISR	Government Services	AM&M	Specialized Products	Consolidated Total
	(in millions)
Balance at January 1, 2006	$1,719.6	$1,384.0	$1,013.6	$2,782.6	$6,899.8
Business acquisitions	165.9	(4.3)	130.8	510.0	802.4
Balance at September 30, 2006	$1,885.5	$1,379.7	$1,144.4	$3,292.6	$7,702.2

Goodwill increased by $802.4 million to $7,702.2 million at September 30, 2006 from $6,899.8 million at December 31, 2005. The increase was due to (i) $808.6 million for business acquisitions completed during the nine months ended September 30, 2006, (ii) $1.9 million for final estimates of fair value for acquired assets and liabilities assumed in connection with certain business acquisitions completed prior to January 1, 2006, including Titan, (iii) $8.1 million related to the purchase of an additional 10% interest in the Army Fleet Support joint venture (increasing the Company’s ownership interest from 80% to 90%), and (iv) a net decrease of $16.2 million for certain business acquisitions completed prior to January 1, 2006, primarily related to final purchase price determinations, including AIS. This net decrease included an increase of $6.9 million due to additional purchase price payments on certain business acquisitions related to contingent purchase price adjustments or earnouts based on post-acquisition financial performance of the acquired business, which were resolved during the period.

Identifiable Intangible Assets.    The most significant identifiable intangible asset that is separately recognized in accordance with SFAS 141 for the Company’s business acquisitions is customer contractual relationships. All of the Company’s customer relationships are established through written customer contracts (revenue arrangements). The fair value for customer contract relationships is determined, as of the date of acquisition, based on estimates and judgments regarding expectations for the estimated future after-tax earnings and cash flows (including cash flows for working capital) arising from the follow-on sales on contract (revenue arrangement) renewals expected from the customer contractual relationships over their estimated lives, including the probability of expected future contract renewals and sales, less a contributory assets charge, all of which is discounted to present value.

Information on the Company’s identifiable intangible assets that are subject to amortization is presented in the table below. The Company has no indefinite-lived identifiable intangible assets.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

		September 30, 2006			December 31, 2005
	Weighted Average Amortization Period (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in millions)
Identifiable intangible assets:
Customer contractual relationships	23.2	$474.3	$54.4	$419.9	$396.6	$35.6	$361.0
Technology	8.1	68.6	17.6	51.0	61.1	9.5	51.6
Other, primarily favorable leasehold interests	9.4	11.0	3.8	7.2	2.0	1.8	0.2
Total	21.4	$553.9	$75.8	$478.1	$459.7	$46.9	$412.8

The Company recorded amortization expense for its identifiable intangible assets of $6.5 million for the three months ended September 30, 2006 and $6.4 million for the three months ended September 30, 2005. The Company recorded amortization expense for its identifiable intangible assets of $29.0 million for the nine months ended September 30, 2006 and $17.0 million for the nine months ended September 30, 2005. Based on gross carrying amounts at September 30, 2006, the Company’s estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2006 through 2010 are presented in the table below.

	Years Ending December 31,
	2006	2007	2008	2009	2010
	(in millions)
Estimated amortization expense	$38.3	$46.2	$43.4	$43.3	$43.6

7.    Other Current Liabilities and Other Liabilities

The table below presents the components of other current liabilities.

	September 30, 2006	December 31, 2005
	(in millions)
Other Current Liabilities:
Accrued product warranty costs	$73.8	$61.8
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	78.2	76.6
Accrued interest	71.4	68.2
Aggregate purchase price payable for acquired businesses	4.0	36.8
Deferred revenues	8.4	15.0
Liabilities for pending and threatened litigation (see Note 13)	145.4	3.2
Other	123.3	96.5
Total other current liabilities	$504.5	$358.1

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

The table below presents the changes in the Company’s accrued product warranty costs.

	Nine Months Ended September 30,
	2006	2005
	(in millions)
Accrued product warranty costs:
Balance at January 1	$61.8	$49.8
Acquisitions during this period	14.0	7.2
Accruals for product warranties issued during the period	20.0	10.5
Accruals for product warranties existing before January 1(1)	2.7	1.8
Settlements made during the period	(24.7)	(14.2)
Balance at September 30	$73.8	$55.1

(1)	Represents changes to estimated product warranty costs related to sales recognized prior to January 1, 2006 and January 1, 2005, respectively.

The table below presents the components of other liabilities.

	September 30, 2006	December 31, 2005
	(in millions)
Other Liabilities:
Non-current portion of net deferred gains from terminated interest rate swap agreements	$15.8	$18.2
Accrued workers compensation	36.2	25.8
Notes payable and capital lease obligations	11.5	10.5
Deferred compensation	65.8	59.0
Liabilities for pending and threatened litigation (see Note 13)	12.0	46.4
Other non-current liabilities	119.6	134.8
Total other liabilities	$260.9	$294.7

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

8.    Debt

The components of long-term debt and a reconciliation to the carrying amount of long-term debt are presented in the table below.

	September 30, 2006	December 31, 2005
	(in millions)
L-3 Communications:
Borrowings under Revolving Credit Facility(1)	$—	$—
Borrowings under Term Loan Facility maturing 2010	750.0	750.0
7 5/8% Senior Subordinated Notes due 2012	750.0	750.0
6 1/8% Senior Subordinated Notes due 2013	400.0	400.0
6 1/8% Senior Subordinated Notes due 2014	400.0	400.0
5 7/8% Senior Subordinated Notes due 2015	650.0	650.0
6 3/8% Senior Subordinated Notes due 2015	1,000.0	1,000.0
Subtotal	3,950.0	3,950.0
L-3 Holdings:
3% Convertible Contingent Debt Securities due 2035	700.0	700.0
Principal amount of long-term debt	4,650.0	4,650.0
Less: Unamortized discounts	(15.4)	(16.5)
Carrying amount of long-term debt	$4,634.6	$4,633.5

(1)	The Company’s five-year revolving credit facility allows for total aggregate borrowings of up to $1.0 billion. At September 30, 2006, available borrowings under the revolving credit facility were $923.0 million after reductions for outstanding letters of credit of $77.0 million.

Debt Covenants.    The senior credit facility and indentures governing the senior subordinated notes contain financial covenants and other restrictive covenants. See Note 9 to the Company’s consolidated financial statements for the year ended December 31, 2005 for a description of our debt and related financial covenants. On October 25, 2006, the Company entered into an amendment (the ‘‘First Amendment’’) to its Amended and Restated Credit Agreement dated July 29, 2005 with the Guarantors and Lenders party thereto and Bank of America, N.A., as administrative agent (the ‘‘Credit Agreement’’) to amend certain provisions of the Credit Agreement. The First Amendment (1) permits the Company to exclude, as a non-recurring cost, the $125.6 million litigation charge related to the OSI Systems, Inc. matter, which is more fully described in Note 13, from the calculation of the Company’s consolidated leverage ratio and consolidated interest coverage ratio, for the purpose of eliminating the temporary impact on the Company’s financial covenants, (2) excludes certain non-recurring costs incurred by the Company’s acquired businesses prior to the acquisition date from the pro forma results of operations of those acquired businesses, (3) deletes the Senior Leverage Ratio covenant in its entirety, and (4) clarifies that L-3 Communications Holdings, Inc. may guarantee the indebtedness and other obligations of the Company and its subsidiaries.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

9.    Comprehensive Income

A reconciliation of net income to comprehensive income is presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Net income	$163.8	$135.3	$352.5	$357.1
Other comprehensive income (loss):
Foreign currency translation adjustments(1)	(0.4)	2.6	3.6	(1.1)
Unrealized gains (losses) on hedging instruments(2)	(1.6)	—	(5.4)	2.9
Comprehensive income	$161.8	$137.9	$350.7	$358.9

(1)	Amounts are net of income taxes of $0.3 million and $1.7 million for the three month periods ended September 30, 2006 and 2005, respectively, and $2.3 million and $0.7 million for the nine month periods ended September 30, 2006 and 2005, respectively.

(2)	Amounts are net of income taxes of $1.1 million for the three month period ended September 30, 2006, and $3.5 million and $1.9 million for the nine month periods ended September 30, 2006 and 2005, respectively.

The changes in the accumulated other comprehensive income (loss) balances, net of related tax effects are presented in the table below.

	Foreign currency translation	Unrealized gains (losses) on hedging instruments	Minimum pension liability	Total accumulated other comprehensive income (loss)
	(in millions)
September 30, 2006
Balance at January 1, 2006	$2.1	$1.4	$(80.7)	$(77.2)
Period change	3.6	(5.4)	—	(1.8)
Balance at September 30, 2006	$5.7	$(4.0)	$(80.7)	$(79.0)
December 31, 2005
Balance at January 1, 2005	$4.1	$(1.3)	$(75.5)	$(72.7)
Period change	(2.0)	2.7	(5.2)	(4.5)
Balance at December 31, 2005	$2.1	$1.4	$(80.7)	$(77.2)

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

10.    L-3 Holdings Earnings Per Share

A reconciliation of basic and diluted earnings per share (EPS) is presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions, except per share data)
Basic:
Net income	$163.8	$135.3	$352.5	$357.1
Weighted average common shares outstanding	123.8	119.7	122.4	118.3
Basic earnings per share	$1.32	$1.13	$2.88	$3.02
Diluted:
Net income	$163.8	$135.3	$352.5	$357.1
Common and potential common shares:
Weighted average common shares outstanding	123.8	119.7	122.4	118.3
Assumed exercise of stock options	4.6	7.8	5.7	7.9
Unvested restricted stock awards	0.6	0.3	0.5	0.2
Employee stock purchase plan contributions	—	—	0.5	—
Assumed purchase of common shares for treasury	(3.7)	(5.7)	(4.8)	(5.5)
Common and potential common shares	125.3	122.1	124.3	120.9
Diluted earnings per share	$1.31	$1.11	$2.84	$2.95

L-3 Holdings’ 3% Convertible Contingent Debt Securities (CODES) had no impact on diluted EPS because the average market price of L-3 Holdings common stock for the period was less than $102.16, the price at which the CODES are convertible into L-3 Holdings common stock.

Excluded from the computations of diluted EPS are potential common shares of 2.9 million and 1.5 million for the three and nine month periods ended September 30, 2006, respectively, and 0.5 million for the nine month period ended September 30, 2005, because they were anti-dilutive.

Diluted EPS for the nine month period ended September 30, 2006 includes (1) a charge of $0.63 per share for the jury verdict rendered against the Company in connection with litigation relating to a non-binding letter of intent with OSI Systems, Inc. (see Note 13), and (2) a charge of $0.20 per share related to stock-based awards granted during the period from May 1998 to July 2003 (see Note 3).

11.    Employee Stock-based Compensation and Incentives

In June 2006, the Company voluntarily initiated a review of its historical stock-based compensation practices and related accounting treatment. See Note 3 for a discussion of the scope and findings of the review.

Adoption of SFAS 123R.    Effective January 1, 2006, the Company adopted the fair value based method of accounting for stock-based employee compensation as required by the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (SFAS 123R). The fair value based method requires the Company to expense all stock-based employee compensation. Stock-based employee compensation is a non-cash expense because the Company settles these obligations by issuing shares of L-3 Holdings common stock instead of settling such obligations with cash payments. The provisions of SFAS 123R permit two alternative transition methods,

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

of which the Company selected the modified prospective method. Accordingly, the Company has expensed all stock-based employee compensation beginning January 1, 2006, but prior period amounts have not been restated.

Compensation expense for all stock-based awards granted on or after January 1, 2006 and for all restricted stock and restricted stock unit awards granted prior to January 1, 2006, is recognized on a straight-line basis over the requisite service period for the entire award based on the grant date fair value. Compensation expense for all stock option awards granted prior to, but not yet vested as of January 1, 2006, is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. Additionally, prior to the adoption of SFAS 123R, the company presented all income tax benefits resulting from the exercise of stock options as a reduction of income taxes paid in net cash from operating activities on the consolidated statement of cash flows. SFAS 123R requires that the income tax deductions in excess of the compensation expense recognized (excess income tax benefits) be reported on the statement of consolidated cash flows as an element of net cash from financing activities. The consolidated statement of operations for the three months ended September 30, 2006 includes compensation expense of $12.0 million ($8.4 million after income taxes), which reduced basic and diluted EPS by $0.07. The consolidated statement of operations for the nine months ended September 30, 2006 includes non-cash compensation expense of $34.2 million ($23.9 million after income taxes) for the current period calculated in accordance with SFAS 123R, which reduced basic EPS by $0.20 and diluted EPS by $0.19. These amounts do not include the charge of $39.2 million ($25.5 million after income taxes) recorded in the 2006 second quarter relating to the Stock-Based Charge (See Note 3). The actual tax benefit realized for the compensation expense tax deductions from employee exercises of stock options totaled $54.1 million for the nine months ended September 30, 2006, and has been classified as a financing activity on the statement of cash flows.

SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Prior to January 1, 2006, the Company accounted for employee stock-based compensation under the recognition and measurement principles of APB 25. Under APB 25, compensation expense for employee stock-based compensation was required to be recognized based on the excess, if any, of the fair value of L-3 Holdings’ common stock on the grant date over the amount an employee had to pay to acquire the stock. The Company historically did not recognize compensation expense for stock options prior to January 1, 2006. However, based on the results of the recently completed review, the Company determined that its accounting treatment in accordance with APB 25 has not been historically applied correctly. See Note 3 for the scope and findings of the review of past stock option granting practices. In addition, prior to January 1, 2006, the Company’s Employee Stock Purchase Plan (ESPP) was considered non-compensatory under APB 25, and therefore, the Company did not recognize compensation expense in connection with the ESPP.

Stock-based Compensation Plans.    In 1999, the Company adopted the 1999 Long Term Performance Plan (1999 Plan). Awards under the 1999 Plan may be granted to any employee or to any other individual who provides services to or on behalf of the Company or any of its subsidiaries, subject to the discretion of the Compensation Committee of the Board of Directors. Awards under the 1999 Plan may be in the form of stock options, stock appreciation rights, restricted stock and other incentive awards. In 1998, the Company adopted the 1998 Directors Stock Option Plan (1998 Plan), which provides awards in the form of stock options to non-employee Directors. In 1997, the Company adopted the 1997 Stock Option Plan (1997 Plan). The 1997 Plan authorizes the Compensation Committee of the Board of Directors to grant stock options to key employees of the Company and its subsidiaries. The 1999 Plan, 1998 Plan and 1997

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Plan are collectively referred to as the Plans. Awards under the Plans are in the form of L-3 Holdings restricted common stock, restricted stock units and options to purchase L-3 Holdings common stock, as the case may be.

At September 30, 2006, the number of shares of L-3 Holdings’ common stock authorized for grant under the Plans was 23.4 million, of which 3.1 million shares were still available for awards. Under the terms of the 1999 Plan, grants of all restricted stock may not exceed, in the aggregate, more than 2% of the Company’s outstanding shares at the time of grant. The Company has adopted the Plans in order to provide incentives to directors, officers and employees of the Company and its subsidiaries. The Company believes that its stock-based compensation awards encourage high levels of performance by individuals who contribute to the success of the Company and enable the Company to attract, retain and reward talented and experienced individuals. This is accomplished by providing eligible individuals with an opportunity to obtain or increase a proprietary interest in the Company and/or by providing eligible individuals with additional incentives to join or remain with the Company. The Plans serve to better align the interests of management and its employees with those of the Company’s shareholders.

Stock Options.    The exercise price of stock options that may be granted under the 1998 Plan and 1999 Plan may not be less than the fair market value of L-3 Holdings’ common stock on the date of grant. Options expire after 10 years from the date of grant and are exercisable ratably over a three year period on the annual anniversary of the date of grant. All unvested options are subject to forfeiture upon termination of employment. Compensation expense for stock option awards was $5.8 million ($3.5 million after income taxes) for the three months ended September 30, 2006 and $17.6 million ($10.7 million after income taxes) for the nine months ended September 30, 2006, excluding a charge of $39.2 million ($25.5 million after income taxes) recorded in the three months ended June 30, 2006 pertaining to the years ended December 31, 1998 to 2005 and the three months ended March 31, 2006 (see Note 3). All of the stock option awards issued under the Plans are non-qualified stock options for U.S. income tax regulations. The table below presents a summary of the Company’s stock option activity under the Plans as of September 30, 2006 and changes during the nine months then ended.

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Number of shares under option
Outstanding at January 1, 2006	8,088.0	$44.15
Options granted	1,448.3	72.56
Options exercised	(2,618.4)	23.84
Options forfeited	(172.0)	63.90
Outstanding at September 30, 2006	6,745.9	$57.63	7.4	$139.6
Vested and expected to vest at September 30, 2006(1)	5,856.7	$56.37	7.3	$128.6
Exercisable at September 30, 2006	3,411.6	$44.17	5.9	$116.6

(1)	Represents outstanding options reduced by expected forfeitures.

The estimated weighted average grant date fair value of each stock option awarded was $19.08 for the nine months ended September 30, 2006 and $21.89 for the nine months ended September 30, 2005. The aggregate intrinsic value, disclosed in the table above, represents the difference between L-3

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Holding’s closing stock price on the last trading day for the period, and the exercise price, multiplied by the number of in-the-money stock options outstanding, whether vested or not vested.

The total intrinsic value of stock options exercised, based on the difference between the L-3 Holdings stock price at the time of exercise and the related exercise price, was $ 141.5 million for the nine months ended September 30, 2006, and $148.3 million for the nine months ended September 30, 2005. At September 30, 2006, unrecognized compensation costs related to stock options was $34.7 million ($21.1 million after income taxes), which is expected to be recognized over a weighted average remaining period of 7.4 years.

Stock Option Fair Value Estimation Assumptions.    For purposes of estimating the fair value provisions of SFAS 123R, the Company estimates the fair value of its stock options at the date of grant using the Black-Scholes option-pricing valuation model. The Company’s valuation model is impacted by L-3 Holdings’ stock price as well as weighted average assumptions for a number of subjective variables described below.

•   Expected Holding Period.    The expected holding period of stock options granted represents the period of time that stock options granted are expected to be outstanding until they are exercised, cancelled or forfeited. The Company uses historical data to estimate stock option exercise data and employee terminations within the valuation model.

•   Expected Volatility.    Expected volatility is based on L-3 Holdings’ actual historical volatility.

•   Expected Dividend Yield.    Expected dividend yield is based on L-3 Holdings’ anticipated payments and historical pattern of dividend increases.

•   Risk-Free Interest Rate.    The risk-free interest rates for stock options are based on the U.S. Treasury yield curve in effect at the time of grant for maturities similar to the expected holding period of the stock options.

Changes in assumptions can materially impact the estimated fair value of stock options. The weighted average assumptions used in the valuation model are presented in the table below.

	2006 Grants(1)	2005 Grants(2)
Expected holding period (in years)	4.3	4.5
Expected volatility	25.9%	29.4%
Expected dividend yield	1.2%	0.8%
Risk-free interest rate	4.9%	4.0%

(1)	Represents weighted average assumptions for the nine months ended September 30, 2006.

(2)	Represents weighted average assumptions for the year ended December 31, 2005.

Restricted Stock.    The Company awards shares of restricted stock of L-3 Holdings to employees under the 1999 Plan. These awards are subject to forfeiture until certain restrictions have lapsed, including a three year vesting period starting on the date of grant. The Company awarded 0.4 million restricted shares for the nine months ended September 30, 2006, with an aggregate fair value of $28.9 million. The Company awarded 0.1 million restricted shares for the nine months ended September 30, 2005 with an aggregate fair market value of $8.2 million. The aggregate fair value of the restricted stock awards is based on L-3 Holdings’ closing stock price at the date of grant, and will generally be recognized as compensation expense on a straight line basis over the three year vesting period. However, for employees who attain retirement eligibility status prior to the end of the three year vesting period, and who have provided at least one year of service after the date of grant, compensation expense is recognized over that shorter

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

period from the date of grant to the retirement eligibility date. Retirement eligible employees are those employees that have attained the age of 65 and have completed at least five years of service.

Compensation expense for all restricted stock awards was $3.6 million ($2.2 million after income taxes) for the three months ended September 30, 2006 and $8.8 million ($5.3 million after income taxes) for the nine months ended September 30, 2006. The table below presents a summary of the Company’s nonvested restricted stock awards as of September 30, 2006 and changes during the nine months then ended.

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested balance at January 1, 2006	421.8	$66.46
Granted	383.9	75.21
Vested	(78.2)	44.91
Forfeited	(6.4)	64.97
Nonvested balance at September 30, 2006	721.1	73.47

As of September 30, 2006, total unrecognized compensation costs related to nonvested restricted stock awards was $35.6 million ($21.7 million after income taxes) and that amount is expected to be recognized over a weighted average remaining period of 2.1 years. The total fair value of restricted stock awards vested during the nine months ended September 30, 2006 was $5.8 million and during the nine months ended September 30, 2005 was $8.1 million.

Employee Stock Purchase Plan.    The Company offers an employee stock purchase plan for all eligible employees. Eligible employees include all employees of the Company, its U.S. subsidiaries and certain foreign subsidiaries. Under this plan, shares of L-3 Holdings’ common stock may be purchased by employees of the Company at 85% of the fair market value of L-3 Holdings’ common stock on the last trading day of each six-month offering period. Fair market value is defined as the average of the highest and lowest daily sales price of a share of L-3 Holdings’ common stock on the last day of the trading period. Employees may purchase shares through payroll deductions not to exceed 10% of their salary and wages for each payroll period, or $21,250 for each year. On April 25, 2006, the Company received shareholder approval to increase the number of L-3 Holdings’ shares authorized under the plan from 2.9 million shares to 8.0 million shares. This increased the number of L-3 Holdings’ shares available for future issuance to 5.3 million shares. During the three months ended September 30, 2006, the Company issued 0.5 million shares under its employee stock purchase plan at an average price of $63.87 per share, which covered employee contributions for the six months ended June 30, 2006. For the nine months ended September 30, 2006, the Company recognized $7.9 million in compensation expense (before and after income taxes) related to the discount for L-3 Holdings’ common stock purchases under the employee stock purchase plan.

Prior Period Pro Forma Information.    Had the Company adopted the fair value based method for stock-based employee compensation as prescribed under SFAS 123 for periods prior to January 1, 2006, it would have recorded a non-cash expense for the estimated fair value of the stock-based compensation arrangements that the Company had granted to its employees over the vesting period of the awards adjusted for actual forfeitures. The table below presents the effect on net income and L-3 Holdings’ earnings per share (EPS) had the Company previously elected to recognize stock-based compensation expense in accordance with the fair value based method of accounting, exclusive of the Stock-Based Charge set forth in Note 3. The assumptions used to calculate the estimated fair value of stock options at their grant dates are noted above.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(in millions, except per share data)
Net income, reported	$135.3	$357.1
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.8	2.1
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(6.5)	(19.7)
Net income, pro forma	$129.6	$339.5
L-3 Holdings Basic EPS:
As reported	$1.13	$3.02
Pro forma	$1.08	$2.87
L-3 Holdings Diluted EPS:
As reported	$1.11	$2.95
Pro forma	$1.06	$2.81

12.    Cash Dividends on L-3 Holdings’ Common Stock

L-3 Holdings’ Board of Directors authorized the following quarterly cash dividends:

Date Declared	Record Date	Cash Dividends Per Share	Date Paid	Total Dividends Paid
				(in millions)
February 7, 2006	February 22, 2006	$0.1875	March 15, 2006	$22.8
April 25, 2006	May 17, 2006	$0.1875	June 15, 2006	23.0
July 11, 2006	August 17, 2006	$0.1875	September 15, 2006	23.2

On October 10, 2006, our Board of Directors declared a regular quarterly cash dividend of $0.1875 per share payable on December 15, 2006 to shareholders of record at the close of business on November 17, 2006.

13.    Commitments and Contingencies

U.S. and Foreign Government Procurement Regulations

A substantial majority of the Company’s revenues are generated from providing products and services under legally binding agreements, or contracts, with U.S. Government and foreign government customers. U.S. Government contracts are subject to extensive legal and regulatory requirements, and, from time to time, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. The Company is currently cooperating with the U.S. Government on several investigations, including but not limited to, the investigation regarding the Combat Survivor/Evador Locator (CSEL) program and the investigations existing at Titan at the time of the acquisition both of which are discussed below. The Company does not anticipate that any of these investigations will have a material adverse effect on its consolidated financial position, results of operations or cash flows. However, under U.S. Government procurement regulations, an indictment of the Company by a federal grand jury could result in the Company being suspended for a period of time from eligibility for awards of new government contracts. A conviction could result in debarment from contracting with the federal government for a specified term. In addition, all of the Company’s U.S.

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

Litigation Matters

The Company has been subject to and is involved in litigation, investigations, proceedings, claims or assessments and various contingent liabilities incidental to its businesses, including those specified below. Furthermore, in certain business acquisitions the Company has assumed some or all claims against and liabilities of the acquired business, including both asserted or unasserted claims and liabilities. In particular, at the time of the Titan acquisition, Titan had a number of pending legal matters and government investigations as further discussed below, which remained outstanding after the acquisition. In accordance with SFAS No. 5, ‘‘Accounting for Contingencies,’’ the Company records a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability for or, in the case of OSI, the amount of the verdict (see below). Liabilities recorded for pending and threatened litigation are disclosed in Note 7. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At September 30, 2006, the Company has not recorded any amounts for recoveries from insurance contracts. The Company believes it has recorded adequate provisions for its litigation matters. The Company reviews these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. An estimate of loss or range of loss is disclosed for a particular litigation matter when such loss can be reasonably estimated. The Company believes that any damage amounts vclaimed in the specific matters discussed below are not meaningful indicators of potential liability. Although the Company believes that it has valid defenses with respect to legal matters and investigations pending against it, litigation is inherently unpredictable. Therefore, it is possible that the consolidated financial position, results of operations or cash flows of the Company could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these contingencies.

CSEL.    The Company’s Interstate Electronics Corporation subsidiary (IEC) is under criminal investigation by the United States Army Criminal Investigation Command. The investigation relates to IEC’s role on the CSEL program, on which IEC is a subcontractor to The Boeing Company (Boeing). IEC provides the global positioning system (GPS) modules to Boeing for the CSEL program. The GPS module includes a complex printed wiring board (PWB) that IEC purchased from two suppliers. The investigation appears to be focused on alleged manufacturing deficiencies in the PWBs and IEC’s actions when it became aware of the suppliers’ potential manufacturing problems. The Company has conducted an internal investigation of this matter using outside counsel and currently believes that no criminal activity occurred. The Company is cooperating fully with the investigation and has voluntarily recalled all the PWBs and is repairing them as they are received. We believe that the Government is nearing completion of the investigation and will determine how it will proceed shortly. It is possible that the Government may decide to take either criminal or civil action against IEC. As discussed above, under U.S. Government procurement regulations, a criminal conviction of IEC could result in debarment of IEC from contracting with the federal government for a specified term.

Kalitta Air.    L-3 Integrated Systems and its predecessors have been involved in a litigation with Kalitta Air arising from a contract to convert Boeing 747 aircraft from passenger configuration to cargo freighters. The lawsuit was brought in the United States District Court for the Northern District of

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

California on January 31, 1997. The aircraft were modified using Supplemental Type Certificates (STCs) issued in 1988 by the FAA to Hayes International, Inc. (Hayes/Pemco) as a subcontractor to GATX/Airlog Company (GATX). Between 1988 and 1990, Hayes/Pemco modified five aircraft as a subcontractor to GATX using the STCs. Between 1990 and 1994, Chrysler Technologies Airborne Systems, Inc. (CTAS), a predecessor to L-3 Integrated Systems, performed as a subcontractor to GATX and modified an additional five aircraft using the STCs. Two of the aircraft modified by CTAS were owned by American International Airways, the predecessor to Kalitta Air. In 1996, the FAA determined that the engineering data provided by Hayes/Pemco supporting the STCs was inadequate and issued an Airworthiness Directive that effectively grounded the ten modified aircraft. The Kalitta Air aircraft have not been in revenue service since that date. The matter was tried in January 2001 against GATX and CTAS with the jury finding fault on the part of GATX, but rendering a unanimous defense verdict in favor of CTAS. Certain co-defendants had settled prior to trial. The U.S. Ninth Circuit Court of Appeals subsequently reversed and remanded the trial court’s summary judgment rulings in favor of CTAS regarding a negligence claim by Kalitta Air, which asserts that CTAS as an expert in aircraft modification should have known that the STCs were deficient, and excluding certain evidence at trial. In preparation for retrial, Kalitta Air submitted to the Company an expert report on damages that calculated Kalitta Air’s damages at either $232.0 million or $602.0 million, depending on different factual assumptions. The Company retained experts whose reports indicate that, even in the event of an adverse jury finding on the liability issues at trial, Kalitta Air has already recovered amounts from the other parties to the initial suit that more than fully compensated Kalitta Air for any damages it incurred. CTAS’ insurance carrier has accepted defense of the matter with a reservation of its right to dispute its obligations under the applicable insurance policy in the event of an adverse jury finding. The retrial began on January 18, 2005, and ended on March 2, 2005 with a deadlocked jury and mistrial. At trial, Kalitta Air claimed damages of $235.0 million. Although no date has been set for any further proceedings, a second retrial may be necessary in this matter. By order dated July 22, 2005, the Trial Court granted the Company’s motion for judgment as a matter of law as to negligence dismissing that claim, denied our motion for judgment as a matter of law as to negligent misrepresentation, and certified the decision for interlocutory appeal to the Ninth Circuit Court of Appeals. The Ninth Circuit has accepted the appeals and all proceedings at the District Court have been stayed pending resolution of the appeals. Although the Company believes that it has meritorious defenses and intends to continue to vigorously defend this matter, litigation is inherently uncertain and it is possible that an adverse decision could be rendered, which could have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

OSI Systems, Inc.    On November 18, 2002, the Company initiated a proceeding against OSI Systems, Inc. (OSI) in the United States District Court sitting in the Southern District of New York seeking, among other things, a declaratory judgment that the Company had fulfilled all of its obligations under a letter of intent with OSI (the OSI Letter of Intent). Under the OSI Letter of Intent, the Company was to negotiate definitive agreements with OSI for the sale to OSI by the Company of certain businesses, which the Company acquired from PerkinElmer, Inc. on June 14, 2002. On February 7, 2003, OSI filed an answer and counterclaims alleging, among other things, that the Company defrauded OSI, breached obligations of fiduciary duty to OSI and breached its obligations under the OSI Letter of Intent. Under the OSI Letter of Intent, the Company proposed selling to OSI the conventional detection business and the ARGUS business that the Company acquired from PerkinElmer, Inc. Negotiations with OSI lasted for almost one year and ultimately broke down over issues regarding, among other things, intellectual property, product-line definitions, allocation of employees and due diligence. On May 24, 2006, a jury found in favor of OSI and awarded OSI $125.6 million in damages, including awards of $33.0 million for compensatory damages and $92.6 million for punitive damages. As a result of the jury verdict in favor of OSI, the Company recorded a litigation charge and accrued as a current liability $129.0 million, including an estimate for external legal costs incurred in connection with this litigation during the three months ended

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

June 30, 2006. The Company, however, believes that this verdict and the damages awarded are inconsistent with the law and evidence presented. The Company has moved seeking judgment in its favor as a matter of law or, in the alternative, a new trial or reduction in damages and opposing OSI’s motion seeking pre-judgment interest, the transfer of certain businesses acquired from PerkinElmer, Inc. as well as the Company’s historical profits from these businesses based on a constructive trust claim. The Company believes the claims on pre-judgment interest and the constructive trust claim is without merit and is defending against it vigorously and will appeal the verdict, if necessary. If the court rules in favor of the Company on its motion or appeal, the Company will reduce the liability accordingly. However, litigation is inherently uncertain and it is possible that the court’s determination with respect to the constructive trust claim could have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

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

Lockheed Martin P-3 Data.    On April 4, 2005, Lockheed Martin Corporation (Lockheed) filed a lawsuit against L-3 Integrated Systems in the United States District Court for the Northern District of Georgia alleging misappropriation of proprietary information and breach of a license agreement. The lawsuit arises out of L-3 Integrated Systems’ pursuit of the Republic of Korea’s P-3 Lot II Maritime Patrol Aircraft Program as a subcontractor to Korean Airspace Industries. Lockheed claims that in connection with this subcontracting effort, L-3 Integrated Systems will use certain Lockheed proprietary information in violation of both a prior settlement agreement between Lockheed and the U.S. Government, and a license agreement between Lockheed and L-3 Integrated Systems because L-3 Integrated Systems is acting as a subcontractor (as opposed to a prime contractor) to the Republic of Korea. Lockheed is seeking an injunction prohibiting L-3 Integrated Systems from using the proprietary P-3 data in violation of the existing agreements and unspecified money damages. L-3 Integrated Systems has brought affirmative counterclaims alleging anticompetitive behavior by Lockheed in violation of federal antitrust laws. The Company believes that the claims asserted by Lockheed in its suit are without merit and intends to defend against the Lockheed claims vigorously.

Lockheed Martin Aircrew Training and Rehearsal Support (ATARS ).    Lockheed filed an amended lawsuit on April 6, 2006 in the U.S. District Court for the Middle District of Florida to include the Company as a party, as well as Mediatech, Inc. (Mediatech) and three individuals alleging that the Company’s Link Simulation and Training division (Link) conspired with Mediatech and the three

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

individuals, who are former Lockheed employees, to obtain Lockheed proprietary data to help Link win the impending recompetition of the ATARS program. Lockheed is the existing prime contractor on the current ATARS program. Lockheed’s complaint against Link alleges violations of the Computer Fraud and Abuse Act, aiding and abetting breaches of fiduciary duty by the individuals, civil conspiracy, violation of the Florida Uniform Trade Secrets Act, unfair and deceptive trade practices, conversion (theft of intellectual property), tortious interference with contract, fraud and unjust enrichment. Lockheed is seeking an injunctive relief prohibiting Link from using Lockheed proprietary data and unspecified money damages. On May 8, 2006, the Company answered Lockheed’s complaint denying liability generally and asserted counterclaims against Lockheed and four individuals alleging Lockheed monopolized trade in violation of Federal and state antitrust laws, tortious interference with business relationships, violation of the Florida Deception and Unfair Trade Practices Act, civil conspiracy, unfair competition and abuse of process. On June 16, 2006, the Company received a letter from the Department of the Air Force inquiring as to the Lockheed allegations and the Company’s present responsibility for government contracting. The Company, with the assistance of outside counsel, has investigated this matter, has found no basis for the Lockheed allegations and has responded to the Department of the Air Force accordingly. The Company intends to defend against the Lockheed claims vigorously.

Foreign Corrupt Practices Act Investigation.    During the first quarter of 2004, Titan learned of allegations that improper payments under the Foreign Corrupt Practices Act (FCPA) had been made, or items of value had been provided, involving international consultants for Titan or its subsidiaries to foreign officials. On March 1, 2005, Titan announced that it had entered into a consent to entry of a final judgment with the Securities and Exchange Commission and reached a plea agreement with the Department of Justice (DoJ) under which Titan pled guilty to three FCPA counts related to its overseas operations. These counts consist of violations of the anti-bribery and the books and records provisions of the FCPA and aiding and assisting in the preparation of a false tax return. Titan has made voluntary disclosures to the U.S. Department of State of suspected export violations discovered in the course of Titan’s internal FCPA investigation. The voluntary disclosures have been resolved and Titan has entered into a consent agreement with the U.S. Department of State (DoS) which provides $1.5 million for fines and penalties and other remedial actions to be taken by Titan. The Company has recorded a liability for the amount of fines and penalties indicated in the DoS consent agreement. Further, as a result of the consent agreement, Titan is once again able to obtain new export licenses for items regulated by the U.S. Department of State.

On March 2, 2005, the Navy, acting on behalf of the DoD, and Titan executed an administrative settlement agreement that would allow Titan to continue to receive U.S. Government contracts. The agreement imposes certain duties and limitations on Titan and provides that the Navy will monitor Titan’s compliance with, among other things, the FCPA and federal procurement laws and regulations for three years. Under the agreement, the Navy agreed not to undertake any administrative action to propose Titan for debarment. The DoJ is continuing its investigation of individuals involved in the FCPA matter.

Titan has an ongoing obligation under its by-laws and under indemnity agreements with current and former employees to advance their costs of defense, and has been advancing such costs, relating to the FCPA investigations and related class action and derivative litigation, subject to each individual undertaking to repay the costs of defense if it is ultimately determined that any such individual is not entitled to be indemnified by Titan. The Company has accrued the estimated cost of this indemnity as part of the Titan assumed liabilities.

Government Investigations of Titan.    In October 2002, Titan received a grand jury subpoena from the Antitrust Division of the DoJ requesting the production of documents relating to information technology services performed for the Air Force at Hanscom Air Force Base in Massachusetts and Wright-Patterson Air Force Base in Ohio. Titan has been informed that other companies who have

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

performed similar services have received subpoenas as well. A senior Titan employee has provided a handwriting exemplar in connection with this matter and has received a letter from the DoJ indicating that he is a target of the investigation. Five Titan employees have previously testified before the grand jury in exchange for receiving immunity. Titan is not aware of any illegal or inappropriate conduct and has been cooperating and will continue to cooperate fully with the investigation.

In March 2003, Titan received a subpoena from the Office of Inspector General for the U.S. General Services Administration (GSA) seeking records relating to billing for labor categories in connection with contracts with the GSA. In response to this subpoena, Titan has provided documents relating to billing for labor services in connection with government contracts. The GSA investigation is focused on employees at a Titan facility who are alleged to have obtained degrees from unaccredited institutions over the internet to increase their labor category and bill the government at a higher rate. The Company’s internal investigation determined that no employee’s labor category was changed as a result of the employee obtaining a degree in this manner. However, the relevant contracts may allow experience as an alternative to education requirements. The Company will continue to cooperate fully with the GSA investigation.

These investigations are ongoing, and we are unable to predict their outcome or estimate the possible loss, if any, at this time. Any penalties imposed by the U.S. Government in these matters could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other Titan Legal Proceedings.    Since June 9, 2004, two lawsuits have been filed alleging that Titan and other defendants either participated in, approved of, or condoned the mistreatment of prisoners by United States military officials in certain prison facilities in Iraq in violation of federal, state and international law. The first of these cases, Saleh v. Titan Corporation, No. 04-CV-1143 R, was filed in the United States District Court for the Southern District of California against The Titan Corporation, CACI International, Inc. (CACI), and its affiliates, and three individuals (one formally employed by Titan and one by a Titan subcontractor). Plaintiffs in Saleh seek class certification. The second case, Ibrahim v. Titan Corporation, No. 04-CV-1248, was filed on July 27, 2004, on behalf of five individual plaintiffs against Titan, CACI and CACI affiliates, and contains allegations similar to those in Saleh. Class certification has not been requested in Ibrahim. The defendants filed motions to dismiss in both cases, and the court in each case granted these motions as to the Alien Torts Statute claims, the RICO claim, false imprisonment claim, conversion claim and government contract law claims. The court denied the motions as to the remaining common law claims and the defendants have filed summary judgment motions as to those claims. The Company intends to defend these lawsuits vigorously.

On January 23, 2004, Titan, together with its wholly-owned subsidiary, Titan Wireless, Inc., and Titan Wireless’s wholly-owned subsidiary, Titan Africa, Inc., were named as defendants in Gonzales Communications, Inc. v. Titan Wireless, Inc., Titan Africa, Inc., The Titan Corporation, Geolution International Inc., and Mundi Development, Inc., a lawsuit filed in the U.S. District Court for the Southern District of California, No. 04-CV-00147 WQH (JMA). The complaint relates to the purchase by Gonzales Communications of equipment and related services under an equipment purchase agreement entered into with Titan Wireless in June 2001. Gonzales Communications contends that the equipment and services delivered were unsatisfactory. In the complaint, Gonzales Communications seeks direct damages in the amount of $0.9 million plus interest, representing the amount Gonzales Communications alleges to have previously paid under the agreement, and consequential damages of approximately $16.3 million. To date, Titan and its subsidiaries have not received payment in full under the agreement for the equipment and services that were delivered to Gonzales Communications. Titan has filed a counterclaim against Gonzales Communications seeking in excess of $1.2 million. On October 3, 2006, the court granted Titan’s motion for summary judgment dismissing all remaining claims of Gonzales Communication and finding in favor of Titan on its counterclaim.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

On March 14, 2005, Makram Majid Chams, a former consultant of Titan, filed a claim with the Preliminary Committee on Labor Disputes Settlement in Saudi Arabia. Mr. Chams alleges that Titan wrongfully terminated his consulting agreement and that he was defamed by Titan’s publication in a local newspaper of a mandatory notice that he is no longer representing Titan. The plaintiff is seeking approximately $21.9 million in damages. The court dismissed Chams’ claims for lack of jurisdiction and Chams has appealed. The Company intends to defend its position vigorously.

Rainbownet.    On July 12, 2006, Rainbownet Limited filed a Request for Arbitration with the International Chamber of Commerce against the Company alleging that the Company’s Primewave division sold defective telecommunications equipment to Rainbownet for installation in Nigeria. Rainbownet is alleging breach of contract and is seeking approximately $17.5 million in damages. The Company filed an answer denying the allegations in the complaint and a counterclaim for $1.0 million for non-payment of sales invoices. No arbitration date has been set.

Derivative Action.    On August 18, 2006, a shareholder derivative complaint was filed in the United States District Court for the Southern District of New York against the Company's directors and certain officers, captioned as Arnold Wandel v. Estate of Frank C. Lanza, et al., No. 06 CV 6298. The complaint alleges, among other things, violations of certain federal securities laws, and breach of fiduciary duty in connection with certain of the Company's historical stock option grants and disclosures. The complaint seeks monetary damages, disgorgement of certain stock options and any proceeds of certain stock options, equitable relief and an award of fees and expenses. On October 20, 2006, the Company filed a motion to dismiss the action on procedural grounds.

Other Legal Matters.    The Company has undertaken a review of certain compliance matters and payments relating to an assumed contract being performed by a recently acquired business. The Company believes that such matters, substantially all of which occurred prior to the Company’s acquisition of the business, were not in accordance with the terms of the contract. The Company believes that any liability that may arise out of this matter should not exceed the amounts reserved and should be the obligation of the seller of the business under the provisions of the purchase agreement relating to that transaction.

14.    Pensions and Other Employee Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans.

	Pension Plans		Postretirement Benefit Plans		Pension Plans		Postretirement Benefit Plans
	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
	(in millions)
Components of net periodic benefit cost:
Service cost	$20.1	$19.5	$1.4	$1.1	$65.0	$55.8	$4.2	$3.7
Interest cost	20.1	22.3	2.2	1.7	63.5	56.7	7.0	6.4
Amortization of prior service cost	0.6	0.8	(1.2)	(0.5)	2.0	2.0	(3.1)	(2.8)
Expected return on plan assets	(21.6)	(26.1)	(0.4)	(0.2)	(66.8)	(57.9)	(1.1)	(0.9)
Recognized actuarial loss (gain)	4.4	2.6	0.3	(0.6)	14.0	10.2	0.7	(0.2)
Curtailment or settlement loss (gain)	0.3	0.1	0.2	(0.1)	0.3	0.1	0.2	(0.1)
Net periodic benefit cost	$23.9	$19.2	$2.5	$1.4	$78.0	$66.9	$7.9	$6.1

Contributions.    For the year ending December 31, 2006, the Company currently expects to contribute at least $101.0 million of cash to its pension plans, of which $75.2 million was contributed during the nine months ended September 30, 2006. For the year ending December 31, 2006, the Company currently expects to contribute approximately $12.0 million of cash to its postretirement benefit plans, of which $5.8 million was contributed during the nine months ended September 30, 2006.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

15.    Supplemental Cash Flow Information

The table below presents the Company’s supplemental cash flow information.

	Nine Months Ended September 30,
	2006	2005
	(in millions)
Interest paid	$212.1	$108.1
Income tax payments(1)	35.2	35.3
Income tax refunds	3.2	1.7

(1)	Income tax payments were reduced for tax benefits received as a result of option exercises by employees by $54.1 million for the nine months ended September 30, 2006, and $57.5 million for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, this benefit is included in net cash from financing activities on the statement of cash flows in accordance with SFAS 123R, which the Company adopted effective January 1, 2006. For the nine months ended September 30, 2005, this benefit is included in net cash from operating activities on the statement of cash flows.

16.    Segment Information

The Company has the following four reportable segments: (1) C3ISR, (2) Government Services, (3) AM&M and (4) Specialized Products, all of which are described in Note 1. The Company evaluates the performance of its operating segments and reportable segments based on their sales and operating income.

At September 30, 2006, the Company’s reportable segments were comprised of 76 operating segments as defined in SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS 131). The Company’s operating segments are each less than 10% of the Company’s consolidated gross sales before intersegment eliminations, operating income and total assets, and are aggregated into the Company’s four reportable segments in accordance with the aggregation criteria of SFAS 131.

The tables below present sales, operating income, depreciation and amortization expense and total assets by reportable segment.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Net Sales:
C3ISR	$742.4	$615.4	$2,178.4	$1,480.5
Government Services	752.5	560.6	2,203.9	1,161.1
AM&M	623.1	549.2	1,797.7	1,705.5
Specialized Products	1,029.3	819.7	3,028.8	2,279.3
Elimination of intersegment sales	(42.8)	(38.5)	(117.1)	(81.9)
Consolidated total	$3,104.5	$2,506.4	$9,091.7	$6,544.5
Operating Income:
C3ISR	$75.2	$69.6	$224.2	$178.5
Government Services	69.1	47.4	194.6	103.1
AM&M	64.1	56.4	173.3	169.7
Specialized Products	124.9	93.1	346.2	239.3
Segment total	$333.3	$266.5	$938.3	$690.6
Litigation charge	—	—	(129.0)	—
Stock-based charge	—	—	(39.2)	—
Consolidated total	$333.3	$266.5	$770.1	$690.6
Depreciation and Amortization:
C3ISR	$9.7	$8.6	$30.5	$23.4
Government Services	3.9	4.1	15.1	8.2
AM&M	7.0	6.6	19.9	18.7
Specialized Products	23.6	20.7	70.6	55.4
Consolidated total	$44.2	$40.0	$136.1	$105.7

	September 30, 2006	December 31, 2005
	(in millions)
Total Assets:
C3ISR	$2,810.3	$2,517.7
Government Services	2,101.5	2,106.9
AM&M	1,961.7	1,734.3
Specialized Products	5,494.3	4,514.9
Corporate	753.9	1,035.3
Consolidated total	$13,121.7	$11,909.1

17.    Recently Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (SFAS 155). SFAS 155 permits a fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. This accounting standard will be effective for the Company beginning January 1, 2007. SFAS 155 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This accounting standard will be effective for the Company beginning January 1, 2007. The Company is currently assessing the impact of FIN 48 on its financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a common definition for fair value to be applied to generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value and expands the related disclosure requirements about fair value measurements. This accounting standard is effective for the Company beginning January 1, 2008. The Company is currently assessing the impact of SFAS 157 on its financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). SFAS 158 requires (1) recognition of the overfunded or underfunded status of defined benefit pension and other postretirement benefit plans as an asset or liability on the Company’s consolidated balance sheets and (2) recognition, as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS 158 also requires additional disclosures in the notes to the financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of actuarial gains or losses and prior service costs or credits. The recognition and disclosure provisions of SFAS 158 are effective for the Company for its fiscal year ending December 31, 2006. The adoption of SFAS 158 will not affect the Company's results of operations or cash flows. The Company is currently assessing the impact of SFAS 158 on its consolidated balance sheets. SFAS 158 also requires the Company to measure pension and postretirement benefit plan assets and benefit obligation as of December 31, beginning no later than the year ending December 31, 2008. Presently, the Company uses a November 30 measurement date for its pension and postretirement benefit plans. Based on the funded status of the Company’s defined benefit pension and postretirement medical plans as of November 30, 2005 (our most recent measurement date), the adoption of SFAS 158 would decrease total assets by $21.2 million and increase total liabilities by $98.1 million, which would result in an estimated non-cash reduction to shareholders’ equity of $119.3 million, net of taxes, in the Company’s consolidated balance sheet. This estimate may vary from the actual impact of implementing SFAS 158. The ultimate amounts recorded are highly dependent on a number of assumptions, including the discount rates in effect at November 30, 2006, the actual rate of return on our pension assets for 2006 and the tax effects of the adjustment. Changes in these assumptions since our last measurement date could increase or decrease the expected impact of implementing SFAS 158 in the Company’s consolidated balance sheet at December 31, 2006.

In September 2006, the SEC staff issued Staff Accounting Bulletin (‘‘SAB’’) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

(SAB 108). SAB 108 requires that public companies utilize a ‘‘dual-approach’’ to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 is effective for the Company’s fiscal year ending December 31, 2006. The Company is currently assessing the impact of adopting SAB 108 but does not expect that it will have a material effect on its financial position, results of operations or cash flows.

18.    Unaudited Financial Information of L-3 Communications and Its Subsidiaries

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

The following unaudited condensed combining financial information presents the results of operations, financial position and cash flows of: (i) L-3 Holdings, excluding L-3 Communications and its consolidated subsidiaries, (ii) L-3 Communications, excluding its consolidated subsidiaries (the ‘‘Parent’’), (iii) the Guarantor Subsidiaries, (iv) the Non-Guarantor Subsidiaries and (v) the eliminations to arrive at the information for L-3 Communications on a consolidated basis.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3 Communications
	(in millions)
Condensed Combining Balance Sheets:
At September 30, 2006:
Current Assets:
Cash and cash equivalents	$—	$37.8	$15.0	$194.9	$—	$247.7
Contracts in process	—	806.8	1,990.0	525.1	—	3,321.9
Other current assets	—	345.8	40.1	21.3	—	407.2
Total current assets	—	1,190.4	2,045.1	741.3	—	3,976.8
Goodwill	—	1,107.7	5,672.9	921.6	—	7,702.2
Other assets	15.1	418.3	863.3	161.1	(15.1)	1,442.7
Investment in and amounts due from consolidated subsidiaries	5,746.5	8,409.6	1,477.5	56.7	(15,690.3)	—
Total assets	$5,761.6	$11,126.0	$10,058.8	$1,880.7	$(15,705.4)	$13,121.7
Current liabilities	$—	$765.4	$979.1	$561.7	$—	$2,306.2
Other long-term liabilities	—	664.4	261.0	110.1	—	1,035.5
Long-term debt	700.0	4,634.6	—	—	(700.0)	4,634.6
Minority interests	—	—	—	83.8	—	83.8
Shareholders’ equity	5,061.6	5,061.6	8,818.7	1,125.1	(15,005.4)	5,061.6
Total liabilities and shareholders’ equity	$5,761.6	$11,126.0	$10,058.8	$1,880.7	$(15,705.4)	$13,121.7
At December 31, 2005:
Current assets:
Cash and cash equivalents	$—	$288.5	$4.7	$100.7	$—	$393.9
Contracts in process	—	647.3	1,877.7	379.4	—	2,904.4
Other current assets	—	274.3	58.7	12.2	—	345.2
Total current assets	—	1,210.1	1,941.1	492.3	—	3,643.5
Goodwill	—	1,051.6	5,170.4	677.8	—	6,899.8
Other assets	17.5	383.7	856.0	126.1	(17.5)	1,365.8
Investment in and amounts due from consolidated subsidiaries	5,173.2	7,490.0	1,186.8	58.4	(13,908.4)	—
Total assets	$5,190.7	$10,135.4	$9,154.3	$1,354.6	$(13,925.9)	$11,909.1
Current liabilities	$—	$534.2	$978.4	$341.7	$—	$1,854.3
Other long-term liabilities	—	477.0	324.6	47.8	—	849.4
Long-term debt	700.0	4,633.5	—	—	(700.0)	4,633.5
Minority interests	—	—	—	81.2	—	81.2
Shareholders’ equity	4,490.7	4,490.7	7,851.3	883.9	(13,225.9)	4,490.7
Total liabilities and shareholders’ equity	$5,190.7	$10,135.4	$9,154.3	$1,354.6	$(13,925.9)	$11,909.1

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3 Communications
	(in millions)
Condensed Combining Statements of Operations:
For the three months ended September 30, 2006
Net sales	$—	$664.7	$2,035.2	$413.3	$(8.7)	$3,104.5
Cost of sales	—	590.6	1,821.1	368.2	(8.7)	2,771.2
Operating income	—	74.1	214.1	45.1	—	333.3
Other expense (income), net	—	(5.9)	(2.8)	(1.6)	3.9	(6.4)
Interest expense	5.8	76.3	0.2	4.2	(9.7)	76.8
Minority interests in net income of consolidated subsidiaries	—	—	—	3.5	—	3.5
Income before income taxes	(5.8)	3.7	216.7	39.0	5.8	259.4
Provision (benefit) for income taxes	(2.1)	3.3	78.2	14.1	2.1	95.6
Equity in net income of consolidated subsidiaries	167.5	163.4	—	—	(330.9)	—
Net income	$163.8	$163.8	$138.5	$24.9	$(327.2)	$163.8
For the three months ended September 30, 2005
Net sales	$—	$622.2	$1,621.4	$264.8	$(2.0)	$2,506.4
Cost of sales	—	531.0	1,475.1	235.8	(2.0)	2,239.9
Operating income	—	91.2	146.3	29.0	—	266.5
Other expense (income), net	—	(3.2)	(0.6)	(0.5)	3.4	(0.9)
Interest expense	4.0	59.6	0.2	3.6	(7.5)	59.9
Minority interests in net income of consolidated subsidiaries	—	—	—	2.6	—	2.6
Income before income taxes	(4.0)	34.8	146.7	23.3	4.1	204.9
Provision (benefit) for income taxes	(1.5)	6.7	54.3	8.6	1.5	69.6
Equity in net income of consolidated subsidiaries	137.8	107.2	—	—	(245.0)	—
Net income	$135.3	$135.3	$92.4	$14.7	$(242.4)	$135.3

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3 Communications
	(in millions)
Condensed Combining Statements of Operations:
For the nine months ended September 30, 2006
Net sales	$—	$2,024.6	$5,940.2	$1,147.9	$(21.0)	$9,091.7
Cost of sales	—	1,782.8	5,352.6	1,039.0	(21.0)	8,153.4
Litigation Charge	—	129.0	—	—	—	129.0
Stock-Based Charge	—	39.2	—	—	—	39.2
Operating income	—	73.6	587.6	108.9	—	770.1
Other expense (income), net	—	(19.8)	(2.7)	(3.7)	11.8	(14.4)
Interest expense	18.0	220.2	0.8	12.4	(29.8)	221.6
Minority interests in net income of consolidated subsidiaries	—	—	—	8.4	—	8.4
Income before income taxes	(18.0)	(126.8)	589.5	91.8	18.0	554.5
Provision (benefit) for income taxes	(6.6)	(47.4)	215.8	33.6	6.6	202.0
Equity in net income of consolidated subsidiaries	363.9	431.9	—	—	(795.8)	—
Net income	$352.5	$352.5	$373.7	$58.2	$(784.4)	$352.5
For the nine months ended September 30, 2005
Net sales	$—	$1,778.2	$3,987.5	$794.7	$(15.9)	$6,544.5
Cost of sales	—	1,546.6	3,609.0	714.2	(15.9)	5,853.9
Operating income	—	231.6	378.5	80.5	—	690.6
Other expense (income), net	—	(14.8)	(0.5)	(1.3)	10.2	(6.4)
Interest expense	4.0	135.1	1.3	10.3	(14.2)	136.5
Minority interests in net income of consolidated subsidiaries	—	—	—	7.9	—	7.9
Income before income taxes	(4.0)	111.3	377.7	63.6	4.0	552.6
Provision (benefit) for income taxes	(1.5)	34.4	137.9	23.2	1.5	195.5
Equity in net income of consolidated subsidiaries	359.6	280.2	—	—	(639.8)	—
Net income	$357.1	$357.1	$239.8	$40.4	$(637.3)	$357.1

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3 Communications
	(in millions)
Condensed Combining Statements of Cash Flow:
For the nine months ended September 30, 2006
Operating activities:
Net cash from operating activities	$—	$(55.8)	$640.8	$150.2	$—	$735.2
Investing activities:
Business acquisitions, net of cash acquired	—	(873.5)	—	—	—	(873.5)
Other investing activities	(271.3)	(33.2)	(49.0)	(14.9)	271.3	(97.1)
Net cash used in investing activities	(271.3)	(906.7)	(49.0)	(14.9)	271.3	(970.6)
Financing activities:
Net cash from financing activities	271.3	711.8	(581.5)	(41.1)	(271.3)	89.2
Net increase (decrease) in cash	—	(250.7)	10.3	94.2	—	(146.2)
Cash and cash equivalents, beginning of the year	—	288.5	4.7	100.7	—	393.9
Cash and cash equivalents, end of the period	$—	$37.8	$15.0	$194.9	$—	$247.7
For the nine months ended September 30, 2005
Operating activities:
Net cash from operating activities	$—	$253.6	$224.7	$101.3	$—	$579.6
Investing activities:
Business acquisitions, net of cash acquired	—	(3,380.6)	—	—	—	(3,380.6)
Other investing activities	(199.5)	(18.6)	(40.4)	(6.3)	199.5	(65.3)
Net cash used in investing activities	(199.5)	(3,399.2)	(40.4)	(6.3)	199.5	(3,445.9)
Financing activities:
Proceeds from sale of senior subordinated notes	700.0	990.9	—	—	—	1,690.9
Borrowings under term loan facility	—	750.0	—	—	—	750.0
Other financing activities	(500.5)	969.1	(226.0)	(44.8)	(199.5)	(1.7)
Net cash from financing activities	199.5	2,710.0	(226.0)	(44.8)	(199.5)	2,439.2
Net increase (decrease) in cash	—	(435.6)	(41.7)	50.2	—	(427.1)
Cash and cash equivalents, beginning of the year	—	643.2	(45.2)	55.4	—	653.4
Cash and cash equivalents, end of the period	$—	$207.6	$(86.9)	$105.6	$—	$226.3

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview and Outlook

L-3 Communications Holdings, Inc. (L-3 Holdings) and its subsidiaries, including L-3 Communications Corporation (L-3 Communications) (collectively referred to as ‘‘L-3’’, ‘‘we’’, ‘‘us’’ and ‘‘our’’) is a leading supplier of a broad range of products and services used in a substantial number of aerospace and defense platforms. We are also a major supplier of systems, subsystems and products on many platforms, including those for secure networked communications and communications products, mobile satellite communications, information security systems, shipboard communications, naval power and control systems, missiles and munitions, telemetry and instrumentation and airport security systems. We also are a prime system contractor for aircraft modernization and operations & maintenance (O&M), Command, Control & Communications (C3), Intelligence, Surveillance and Reconnaissance (ISR) collection systems and services, training and simulation, intelligence services and government support services. Our customers include the U.S. Department of Defense (DoD) and its prime contractors, the U.S. Department of Homeland Security (DHS), U.S. Government intelligence agencies, major aerospace and defense contractors, allied foreign government ministries of defense, commercial customers and certain other U.S. federal, state and local government agencies. Our sales to the DoD represented approximately 74% of our total sales in 2005. Our remaining sales in 2005 were approximately 6% to non-DoD U.S. Government customers, including federal, state and local agencies, approximately 8% to allied foreign governments, and approximately 12% to commercial customers, domestic and foreign.

We have the following four reportable segments:    (1) Command, Control, Communications, Intelligence, Surveillance and Reconnaissance (C3ISR), (2) Government Services, (3) Aircraft Modernization and Maintenance (AM&M), and (4) Specialized Products. Financial information for our reportable segments is included in Note 16 to our unaudited condensed consolidated financial statements.

The C3ISR reportable segment provides products and services for the global ISR market, including C3 systems and secure networked communication systems and equipment. We believe that these products and services are critical elements for a substantial number of major command, control, communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring and dissemination functions of these communication systems. The Government Services reportable segment provides communications systems support and engineering services, information technology services, teaching and training services, marksmanship training systems and services, and intelligence support and analysis services. The AM&M reportable segment provides specialized aircraft modernization, upgrades and sustainment, maintenance and logistics support services. The Specialized Products reportable segment provides a broad range of products, including naval warfare products, security systems, simulation devices, telemetry and navigation products, sensors and imaging products, aviation products, premium fuzing products, microwave components and information products.

Key Performance Measures

The key financial performance measures that L-3 uses to manage its businesses and monitor its results of operations are sales growth from business acquisitions, organic sales growth, operating margin and interest expense. We define organic sales growth as the increase or decrease in sales for the current period compared to the prior period, excluding sales in the current period from business acquisitions that have been included in L-3’s actual results of operations for less than twelve months. Combined, these financial performance measures are the primary drivers of L-3’s earnings and net cash from operating activities. We define operating margin as operating income as a percentage of sales. L-3’s business strategy continues to be focused on generating sales growth from internal or ‘‘organic’’ growth and selectively acquiring businesses that add new products, services or customers in areas that complement L-3’s existing businesses and technologies. The larger portion of our historical sales growth has been from business acquisitions. We made our largest acquisition on July 29, 2005, when we acquired The Titan Corporation (Titan) for a purchase price of approximately $2.8 billion.

Sales Growth From Business Acquisitions.    For the past four years ended December 31, 2005, our average annual sales growth from business acquisitions was approximately 31%. Sales growth from business acquisitions for the three months ended September 30, 2006 (the ‘‘2006 Third Quarter’’) was 14.9%, and for the nine months ended September 30, 2006 (the ‘‘2006 Nine Month Period’’) was 29.5%. We expect that our sales growth from business acquisitions will decline from current levels for the remainder of 2006 and the forseeable future, primarily because the Titan acquisition is included in our results for twelve months beginning on July 29, 2006, and no longer represents sales growth from business acquisitions. As discussed below under ‘‘Business Acquisitions’’, even though we have continued to acquire additional businesses, the aggregate size of our most recent business acquisitions are not as large as Titan, and we do not expect to acquire businesses as large as Titan in the foreseeable future. Currently, there are few business acquisition candidates that are as large as Titan that we believe we could acquire at attractive prices, with satisfactory terms.

Organic Sales Growth.    For the past four years through December 31, 2005, our average annual organic sales growth was approximately 12%. Organic sales growth was 9.0% for the 2006 Third Quarter, and 9.4% for the 2006 Nine Month Period. We, as most U.S. defense contractors, have benefited from the upward trend in overall DoD spending over recent years. The current fiscal year 2007 DoD budget and the President’s five-year Defense Plan show a slower rate of growth than in the past. However, we believe that our businesses should be able to continue to generate organic sales growth as we anticipate the defense budget will continue its focus on areas that match certain of the core competencies of L-3: C3ISR, precision-guided weapons, network-centric communications, Special Operations Forces (SOF), government services and training and simulation. Additionally, the increased DoD spending during recent years has included supplemental appropriations for military operations in Iraq and Afghanistan. Recent supplemental appropriations included approximately $50 billion for fiscal year 2006 and another $70 billion for fiscal year 2007. The supplemental appropriations have enabled the DoD to proceed with its recapitalization and reconstitution programs that are directly related to the U.S. military operations in Iraq and Afghanistan, which allows for the focus of the base budget resources on transformational modernization programs.

The substantial majority of L-3’s sales are made to U.S. government agencies, primarily the DoD, as discussed above. In addition to the current DoD budget and level of future Congressional supplemental appropriations for U.S. military operations in Iraq and Afghanistan, our sales to the U.S. government may be affected by changes in U.S. procurement policies, budget considerations, changing national security and defense requirements, and political developments, which are beyond the Company’s control. Any of these factors could impact L-3’s future results of operations, including our organic sales growth. Additionally, L-3’s future results of operations and organic sales growth are affected by our ability to retain our existing business and to successfully compete for new business, which largely depend on our successful performance on existing programs, the effectiveness and innovation of our technologies and research and development activities, our ability to offer better program performance than our competitors at a lower cost and on schedule, our ability to retain our employees and hire new ones to undertake the programs for which we compete, particularly those employees who have U.S. Government security clearances. For example, our linguist contract, which is currently our largest contract in terms of annual sales, generated $161.8 million, or 5.2% of sales for the 2006 Third Quarter and $456.5 million, or 5.0% of sales for the 2006 Nine Month Period. The linguist contract was assumed as part of the Titan business acquisition. It is a cost plus fixed fee contract with the U.S. Army’s Intelligence and Security Command, under which we are providing translators and linguists in 14 countries worldwide, including Iraq and Afghanistan. The U.S. Army recently extended our linguist contract to December 9, 2006, and the Army has a three-month option, that if exercised will extend L-3’s period of performance on the contract to March 9, 2007. During 2006, the U.S. Army issued a new competitive procurement for future linguist services under which it will procure linguist services from multiple sources instead of under a sole source contract, thereby increasing competition. We cannot be certain that we will be able to win this competition and retain this business or that the U.S. Army will extend our linguist contract beyond December 9, 2006. We currently expect to generate sales in excess of $550 million on the linguist contract for the year ending December 31, 2006. If we fail to retain this contract it could adversely affect our future results of operation.

Operating Margin.    For the 2006 Third Quarter, our operating margin was 10.7%. For the 2006 Nine Month Period, our operating margin was 8.5%. As discussed below, the 2006 Nine Month Period operating margin was negatively impacted by a litigation charge of $129.0 million and a stock-based charge of $39.2 million. Excluding these two charges, as further discussed below, our operating margin was 10.3% for the 2006 Nine Month Period. For both the 2006 Third Quarter and 2006 Nine Month Period, higher sales, improved contract performances and lower indirect costs improved operating margin. Operating margin for both periods declined compared to the prior year periods, as we expected, primarily due to lower margins for acquired businesses and fair-value stock-based compensation expense under Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (SFAS 123R) adopted effective January 1, 2006. Over the next year, we expect to generate improvements of approximately 0.1 percentage points to 0.2 percentage points in operating margin as we continue to increase sales volume, reduce indirect costs and improve our overall contract performance.

Interest Expense.    Interest expense increased compared to prior periods to $76.8 million for the 2006 Third Quarter and $221.6 million for the 2006 Nine Month Period, primarily because of debt service costs on the debt we incurred in July 2005 to finance the Titan acquisition. Our total debt at September 30, 2006 was $4,634.6 million, an increase of $1.0 million from $4,633.6 million at September 30, 2005 and an increase of $1.1 million from $4,633.5 million at December 31, 2005. We expect to incur quarterly interest expense of approximately $75 million for the next few quarters. However, quarterly interest expense could increase if we incur additional debt to finance future business acquisitions or for other corporate purposes, or quarterly interest expense could decrease if we use a portion of our future net cash from operating activities to repay a portion of our outstanding debt.

Other 2006 Events.    Our 2006 Nine Month Period results of operations was impacted by two second quarter matters, as more fully described in Note 3 and Note 13 to our unaudited condensed consolidated financial statements, which reduced consolidated operating income, net income and earnings per share. First, as announced on May 25, 2006, a jury verdict was rendered against L-3 in connection with litigation concerning a non-binding letter of intent with OSI Systems, Inc. relating or our acquisition of the detection systems business of PerkinElmer Inc., and, as a result, the company recorded a pre-tax charge of $129.0 million ($78.2 million after income taxes, or $0.63 per share) (the ‘‘Litigation Charge’’). Second, we recorded a pre-tax charge of $39.2 million ($25.5 million after income taxes, or $0.20 per share) in connection with our voluntary review of past stock option granting practices and related accounting for our stock-based awards granted during the period from May 1998 to July 2003 (the ‘‘Stock-Based Charge’’).

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the Annual Report for L-3 Holdings and L-3 Communications on Form 10-K for the fiscal year ended December 31, 2005, which provides a more complete discussion of our products and services.

Business Acquisitions

As discussed above, a significant portion of our growth strategy is to selectively acquire companies or assets that complement and enhance our existing business. During the nine months ended September 30, 2006, we acquired, in separate transactions, ownership interests in eleven businesses for an aggregate purchase price of $904.3 million in cash, plus acquisition costs. These business acquisitions are further described in Note 4 to our unaudited condensed consolidated financial statements. The table below summarizes the business acquisitions that we have completed from January 1, 2005 through September 30, 2006.

Business Acquisitions	Date Acquired	Purchase Price(1)
		(in millions)
2006
SAM Electronics GmbH (SAM)	January 31, 2006	$188.7	(2)
SafeView, Inc. and CyTerra Corporation	March 2006	190.6	(3)(4)
Medical Education Technologies, Inc. (METI)	April 4, 2006	10.6	(5)
SSG Precision Optronics, Inc. (SSG)	June 1, 2006	67.9	(3)
Nautronix Defence Group (Nautronix)	June 1, 2006	69.0	(3)(6)
Crestview Aerospace Corporation (Crestview)	June 29, 2006	146.3	(3)
TRL Electronics plc (TRL)	July 12, 2006	171.4
Advanced Systems Architecture Ltd. (ASA), TCS Design and Management Services, Incorporated (TCS) and Magnet-Motor GmbH (Magnet-Motor)	Various	59.8	(3)(7)
2005
Marine Controls division of CAE (MAPPS)	February 3, 2005	$188.6
Propulsion Systems business unit of General Dynamics(8)	February 25, 2005	196.8
Electron Dynamics Devices business of the Boeing Company(9)	February 28, 2005	82.3
The Titan Corporation (Titan)	July 29, 2005	2,735.9	(10)
EOTech Acquisition Corp. (EOTech)	October 31, 2005	50.5	(11)
InfraredVision Technology Corporation (InfraredVision), Mobile-Vision, Inc. (Mobile-Vision), Sonoma Design Group, Inc. (Sonoma Design), Advanced Laser Systems Technology, Inc. (ALST), Joseph Sheairs Associates, Inc. (JSA), Hitec O, and Applied Signal and Image Technologies, Inc. (ASIT) ..	Various	143.5	(3)(12)

(1)	The purchase price represents the contractual consideration for the acquired business, excluding adjustments for net cash acquired and acquisition costs.

(2)	The purchase price includes a $38.7 million increase to the final contractual purchase price based on SAM’s closing date net assets, of which $30.8 million was for cash acquired at foreign locations.

(3)	The purchase price is subject to adjustment based on final closing date net assets or net working capital of the acquired business.

(4)	Excludes additional purchase price, not to exceed $35.1 million, in the aggregate, which is contingent upon their financial performance for the years ending December 31, 2006 through 2008.

(5)	We increased our ownership interest in METI from approximately 47% to 80%.

(6)	Excludes additional purchase price, not to exceed $6.0 million, in the aggregate, which is contingent upon certain contract awards to Nautronix through June 2010.

(7)	Excludes additional purchase price, not to exceed $12.0 million, in the aggregate, which is contingent upon the financial performance of ASA and TCS for the years ending December 31, 2006 and 2007.

(8)	Following the acquisition, we named the Propulsion Systems business L-3 Communications — Combat Propulsion Systems.

(9)	Following the acquisition, we named the Electron Dynamics Devices business L-3 Communications Electron Technologies, Inc. (ETI).

(10)	Excludes additional purchase price, not to exceed $28.5 million, for a previous business acquisition made by Titan prior to its acquisition by L-3. The additional purchase price is contingent primarily upon the financial performance of International Systems L.L.C. for the years ending December 31, 2006 though 2011.

(11)	Excludes additional purchase price, not to exceed $8.4 million, which is contingent upon the financial performance of EOTech for the year ending December 31, 2006.

(12)	Excludes additional purchase price, not to exceed $59.9 million, in the aggregate, which is contingent primarily upon the financial performance of InfraredVision, Mobile-Vision, Sonoma Design, ALST, JSA and ASIT for fiscal years ending on various dates in 2006 through 2008.

All of our business acquisitions are included in our consolidated results of operations from their respective dates of acquisition. We regularly evaluate potential business acquisitions and joint venture transactions.

Results of Operations

The following information should be read in conjunction with our unaudited condensed consolidated financial statements. Our results of operations for the periods presented are impacted significantly by our business acquisitions. See Note 3 to our audited consolidated financial statements for the year ended December 31, 2005, included in our Annual Report on Form 10-K, for a discussion of our 2005 business acquisitions and Note 4 to our unaudited condensed consolidated financial statements for the nine months ended September 30, 2006, included in this report, for a discussion of our business acquisitions during the first nine months of 2006.

Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005

Consolidated results of operations

The table below presents selected financial data for the 2006 Third Quarter and the three months ended September 30, 2005 (the ‘‘2005 Third Quarter’’).

	Three Months Ended September 30,
	2006	2005
	(in millions, except per share data)
Consolidated net sales	$3,104.5	$2,506.4
Consolidated operating income	$333.3	$266.5
Consolidated operating margin	10.7%	10.6%
Interest and other (income) expense, net	$(6.4)	$(0.9)
Interest expense	$76.8	$59.9
Effective income tax rate	36.9%	34.0%
Net income	$163.8	$135.3
Diluted earnings per share	$1.31	$1.11

Consolidated net sales

For the 2006 Third Quarter, consolidated net sales increased by $598.1 million, or 23.9%, to $3,104.5 million, compared to consolidated net sales of $2,506.4 million for the 2005 Third Quarter. The increase in consolidated net sales from acquired businesses was $372.3 million, or 14.9%, including $191.8 million from The Titan Corporation (Titan), which was acquired on July 29, 2005. Consolidated organic sales growth was 9.0%, or $225.8 million, driven primarily by strong demand for government services, secure networked communications products, intelligence, surveillance and reconnaissance (ISR) systems, base support operations and several product areas, partially offset by volume declines for airport security systems and secure terminal equipment. Sales from services increased by $326.4 million to $1,673.2 million for the 2006 Third Quarter, compared to $1,346.8 million for the 2005 Third Quarter. The increase in services sales was primarily due to an additional month of sales from the Titan acquired businesses in the 2006 Third Quarter compared to the 2005 Third Quarter and organic sales growth in the Government Services reportable segment. Sales from products increased by $271.7 million to $1,431.3 million for the 2006 Third Quarter, compared to $1,159.6 million for the 2005 Third Quarter. The increase in product sales was primarily due to organic sales growth in several product areas, mostly in the Specialized Products reportable segment, as well as the business acquisitions that we completed during 2006. See the reportable segment discussions below for a quantitative analysis of our organic sales growth.

Consolidated operating income and operating margin

Consolidated operating income increased by $66.8 million, or 25.1%, to $333.3 million for the 2006 Third Quarter, compared to $266.5 million for the 2005 Third Quarter, and consolidated operating margin increased by 0.1 percentage points to 10.7% for the 2006 Third Quarter, compared to 10.6% for the 2005 Third Quarter. Consolidated operating margin increased by 0.9 percentage points due to higher sales, improved contract performance, lower indirect costs, and the settlement of a claim. The increase was partially offset by 0.4 percentage points due to lower margins from acquired businesses, and 0.4 percentage points due to SFAS 123R stock-based compensation expense. The changes in operating margin are further explained in our reportable segment results discussed below.

Interest and other (income) expense, net

Interest and other (income) expense, net was income of $6.4 million for the 2006 Third Quarter, compared with income of $0.9 million for the 2005 Third Quarter. The increase was primarily due to earnings from unconsolidated joint ventures due to improved operating results, higher interest income and a 2005 Third Quarter loss of $3.0 million to write-down the carrying value of an investment, which did not recur in the 2006 Third Quarter.

Interest expense

Interest expense increased by $16.9 million, or 28.2%, to $76.8 million for the 2006 Third Quarter, compared to $59.9 million for the 2005 Third Quarter, primarily due to interest expense on debt issued to finance the Titan acquisition.

Effective income tax rate

The effective income tax rate for the 2006 Third Quarter increased to 36.9% from 34.0% for the 2005 Third Quarter. The increase in the effective income tax rate was primarily due to the favorable disposition of certain tax contingencies in the 2005 Third Quarter that did not recur in the 2006 Third Quarter.

Diluted earnings per share and net income

Diluted EPS increased by $0.20, or 18.0%, to $1.31 for the 2006 Third Quarter, compared to $1.11 per share for the 2005 Third Quarter. SFAS 123R stock-based compensation expense reduced the 2006 Third Quarter diluted EPS by $0.06 per share compared to the 2005 Third Quarter. Net income increased by $28.5 million, or 21.1%, to $163.8 million for the 2006 Third Quarter compared to $135.3 million for the 2005 Third Quarter.

Reportable Segment Results of Operations

The following table presents selected data by reportable segment. See Note 16 to our unaudited condensed consolidated financial statements for our reportable segment data.

	Three Months Ended September 30,
	2006	2005
	(in millions)
Net sales:(1)
C3ISR	$732.6	$603.3
Government Services	741.9	553.6
AM&M	623.0	549.0
Specialized Products	1,007.0	800.5
Consolidated net sales	$3,104.5	$2,506.4
Operating income:
C3ISR	$75.2	$69.6
Government Services	69.1	47.4
AM&M	64.1	56.4
Specialized Products	124.9	93.1
Consolidated operating income	$333.3	$266.5
Operating margin:
C3ISR	10.3%	11.5%
Government Services	9.3%	8.6%
AM&M	10.3%	10.3%
Specialized Products	12.4%	11.6%
Consolidated operating margin	10.7%	10.6%

(1)	Sales are after intersegment eliminations.

C3ISR

C3ISR net sales for the 2006 Third Quarter increased by $129.3 million, or 21.4%, to $732.6 million from net sales of $603.3 million for the 2005 Third Quarter. The increase in net sales from acquired businesses was $92.0 million, and was primarily related to the Titan acquired businesses. Organic sales growth was $37.3 million, or 6.2%, driven by recent new business awards resulting in higher sales of $55.1 million primarily for airborne mission and ISR systems and secure networked communications products, partially offset by lower sales of $17.8 million for secure terminal equipment, a product that faces declining demand as it continues to approach full deployment in the marketplace.

C3ISR generated operating income of $75.2 million for the 2006 Third Quarter, compared to $69.6 million for the 2005 Third Quarter. The increase in operating income was due to higher sales volume, partially offset by lower operating margins. Operating margin for the 2006 Third Quarter decreased by 1.2 percentage points to 10.3% from 11.5% for the 2005 Third Quarter. C3ISR operating margin declined by 0.9 percentage points primarily due to lower volume for secure terminal equipment and 0.4 percentage points for SFAS 123R stock-based compensation expense, partially offset by an increase of 0.1 percentage points due to higher margin from acquired businesses.

Government Services

Government Services net sales for the 2006 Third Quarter increased by $188.3 million, or 34.0%, to $741.9 million from net sales of $553.6 million for the 2005 Third Quarter. The increase in net sales from acquired businesses was $107.2 million, primarily related to the Titan acquired businesses. Organic sales growth was $81.1 million, or 14.6%, driven by increased sales volume of (1) $14.7 million primarily for intelligence support services because of recent competitive contract awards primarily for the support of U.S. military operations in Iraq and Afghanistan, (2) $20.9 million for training and leadership development services primarily for the Iraq and Afghanistan governments’ ministries of defense,

(3) $24.5 million for communication software support, systems engineering, and other technical services to support U.S. Army communications and surveillance activities, and (4) $21.0 million primarily for the company’s linguist contract with the U.S. Army’s Intelligence and Security Command (INSCOM), which was extended through a contract option to December 9, 2006. The linguist contract generated sales of $161.8 million for the 2006 Third Quarter and is currently the company’s largest contract in terms of annual sales. INSCOM issued a new competitive procurement for future linguist services, under which it will procure linguist services from multiple sources instead of from a single contractor, which will increase competition. We can provide no assurance that INSCOM will exercise its remaining option to extend the linguist contract to March 9, 2007, or that we will win the re-competition for the linguist contract or, even if we do win, that we will receive the same volume of sales.

Government Services generated operating income of $69.1 million for the 2006 Third Quarter, compared to $47.4 million for the 2005 Third Quarter. The increase in operating income was due to higher sales volume and higher operating margin. Operating margin for the 2006 Third Quarter increased 0.7 percentage points to 9.3% from 8.6% for the 2005 Third Quarter. Government Services operating margin increased by 1.0 percentage points due to higher sales volume and lower indirect costs partially offset by lower margins on the linguist contract, which is a cost plus fixed fee type contract. This increase was partially offset by a 0.3 percentage point reduction for SFAS 123R stock-based compensation expense.

AM&M

AM&M net sales for the 2006 Third Quarter increased by $74.0 million, or 13.5%, to $623.0 million from net sales of $549.0 million in the 2005 Third Quarter. The increase in net sales from acquired businesses was $32.8 million, primarily due to the acquisition of Crestview Aerospace Corporation on June 29, 2006. Organic sales growth was $41.2 million, or 7.5%, driven by increased sales volume of $36.3 million primarily for base support operations related to continued support of U.S. military operations in Iraq and Afghanistan and for U.S. Army aviation training aircraft and $17.1 million for the completion of performance milestones for the Canadian Maritime Helicopter Program (MHP). These increases were partially offset by a $12.2 million decline in aircraft support services sales primarily because of the loss of a contract to provide maintenance and support services for U.S. Navy fixed wing training aircraft.

AM&M generated operating income of $64.1 million for the 2006 Third Quarter, compared to $56.4 million for the 2005 Third Quarter. The increase in operating income was due to higher sales volume. Operating margin for the 2006 Third Quarter was unchanged at 10.3% compared to the 2005 Third Quarter. Although operating margin was unchanged for the segment, AM&M operating margin increased by 0.3 percentage points due to cost performance incentive fees earned on a U.S. Army aviation training aircraft support contract, partially offset by lower sell prices on a follow-on contract for the support of U.S. Air Force and U.S. Navy training aircraft. This increase was offset by 0.2 percentage points because of lower margins from acquired businesses and 0.1 percentage points for SFAS 123R stock-based compensation expense.

Specialized Products

Specialized Products net sales for the 2006 Third Quarter increased by $206.5 million, or 25.8%, to $1,007.0 million from net sales of $800.5 million in the 2005 Third Quarter. The increase in net sales from acquired businesses was $140.3 million. Acquired businesses primarily include SAM Electronics GmbH, which was acquired on January 31, 2006, and certain of the Titan businesses. Organic sales growth was $66.2 million, or 8.3%, primarily due to higher sales volume of (1) $18.7 million for combat vehicle propulsion systems for U.S. military reset and replacement of equipment consumed in the U.S. military operations in Iraq, (2) $8.9 million for navigation and guidance systems from recent contract awards, (3) $18.8 million for electron power devices and telemetry and radio frequency products due to the timing of scheduled deliveries and (4) $32.2 million primarily for commercial aviation products, simulation devices, power and control systems and EO/IR products. These increases were partially offset by volume declines of $12.4 million for airport security products because of reductions in procurement of explosive detection systems (EDS) by the U.S. Transportation Security Administration (TSA) and foreign government customers.

Specialized Products generated operating income of $124.9 million for the 2006 Third Quarter, compared to $93.1 million for the 2005 Third Quarter. The increase in operating income was primarily due to higher sales volume and higher operating margins. Operating margin for the 2006 Third Quarter increased by 0.8 percentage points to 12.4% from 11.6% for the 2005 Third Quarter. The increase in Specialized Products operating margin is due to (1) an increase of 2.0 percentage points due to improved contract performance and lower indirect costs for several business areas, including combat vehicle propulsion systems, navigation and guidance products, electro-optical/infrared and telemetry and radio frequency products, power and control systems and airport security products, (2) an increase of 1.2 percentage points due to a gain of $12.0 million, net of expenses, for the settlement of a claim against a third party for patent infringement, (3) a decline of 0.7 percentage points due to a loss of $6.6 million for cost overruns on three separate fixed-price contracts, each including development and production work, two related to fuzes and one for an anti-submarine acoustic warfare towed array, (4) a decline of 1.2 percentage points because of lower margins from acquired businesses, and (5) a decline of 0.5 percentage points for SFAS 123R stock-based compensation expense.

Nine Months Ended September 30, 2006 Compared with the Nine Months Ended September 30, 2005

Consolidated Results of Operations

The following table presents selected financial data for the 2006 Nine Month Period and for the nine months ended September 30, 2005 (the ‘‘2005 Nine Month Period’’).

	Nine Months Ended September 30,
	2006	2005
	(in millions, except per share data)
Consolidated net sales	$9,091.7	$6,544.5
Consolidated operating income	$770.1	$690.6
Consolidated operating margin	8.5%	10.6%
Interest and other (income) expense, net	$(14.4)	$(6.4)
Interest expense	$221.6	$136.5
Effective income tax rate	36.4%	35.4%
Net income	$352.5	$357.1
Diluted earnings per share	$2.84	$2.95

Consolidated net sales

For the 2006 Nine Month Period, consolidated net sales increased by $2,547.2 million, or 38.9%, to $9,091.7 million from consolidated net sales of $6,544.5 million for the 2005 Nine Month Period. The increase in consolidated net sales from acquired businesses was $1,930.4 million, or 29.5%, including $1,477.5 million from the Titan acquired businesses. Consolidated organic sales growth was 9.4%, or $616.8 million, driven primarily by strong demand for government services, ISR systems, secure networked communications products, aircraft modification, base support operations, and several specialized products, partially offset by volume declines for secure terminal equipment, aircraft support services and airport security systems. Sales from services increased by $1,655.5 million to $4,897.6 million, representing approximately 54% of consolidated net sales for the 2006 Nine Month Period, compared to $3,242.1 million, or 50% of consolidated net sales for the 2005 Nine Month Period. The increase in services sales was primarily due to sales from the Titan acquired businesses and organic sales growth in the Government Services reportable segment. Sales from products increased by $891.7 million to $4,194.1 million for the 2006 Nine Month Period, compared to $3,302.4 million for the 2005 Nine Month Period. The increase in product sales was primarily due to organic sales growth in several product areas, mostly in the Specialized Products and C3ISR reportable segments, as well as the business acquisitions that we completed during 2006. See the reportable segment discussions below for a quantitative analysis of our organic sales growth.

Consolidated operating income and operating margin

Consolidated operating income increased by $79.5 million, or 11.5%, to $770.1 million for the 2006 Nine Month Period, compared to $690.6 million for the 2005 Nine Month Period, and consolidated operating margin declined by 2.1 percentage points to 8.5% for the 2006 Nine Month Period, compared to 10.6% for the 2005 Nine Month Period. Before giving effect to the Litigation Charge ($129.0 million) and Stock-Based Charge ($39.2 million), consolidated operating income increased by $247.7 million, or 35.9%, to $938.3 million for the 2006 Nine Month Period, compared to $690.6 million for the 2005 Nine Month Period, and consolidated operating margin declined by 0.3 percentage points to 10.3% for the 2006 Nine Month Period, compared to 10.6% for the 2005 Nine Month Period. Although consolidated operating margin declined, improved contract performance, higher sales volume and lower indirect costs increased operating margin by 0.7 percentage points. This increase was offset by 0.6 percentage points due to lower margins from acquired businesses, and 0.4 percentage points due to SFAS 123R stock-based compensation expense. The changes in operating margin are further explained in our reportable segment results discussed below.

Interest and other (income) expense, net

Interest and other (income) expense, net was income of $14.4 million for the 2006 Nine Month Period, compared to income of $6.4 million for the 2005 Nine Month Period. The increase was due to trends similar to those for the 2006 Third Quarter, plus $3.5 million of interest income on the settlement of a claim during the 2006 first quarter.

Interest expense

Interest expense increased by $85.1 million, or 62.3%, to $221.6 million for the 2006 Nine Month Period, compared to $136.5 million for the 2005 Nine Month Period, primarily due to interest incurred on debt issued in July 2005 to finance the Titan acquisition.

Effective income tax rate

The effective income tax rate for the 2006 Nine Month Period increased to 36.4% from 35.4% for the 2005 Nine Month Period. The effective income tax rate for the 2006 Nine Month Period excluding the Litigation and Stock-Based Charges was 36.9%. The increase in the effective income tax rate excluding these charges was primarily due to the favorable disposition of certain tax contingencies in the 2005 third quarter, partially offset by higher income tax benefits in the current period relating to foreign tax credits resulting from the repatriation of certain foreign earnings.

Diluted earnings per share and net income

Diluted EPS decreased by $0.11, or 3.7%, to $2.84 for the 2006 Nine Month Period, compared to $2.95 per share for the 2005 Nine Month Period. Before giving effect to the Litigation Charge of $0.63 per share and the Stock-Based Charge of $0.20 per share, diluted EPS increased by $0.72, or 24.4%, to $3.67 for the 2006 Nine Month Period, compared to $2.95 for the 2005 Nine Month Period. SFAS 123R stock-based compensation expense reduced the 2006 Nine Month Period diluted EPS by $0.18 compared to the 2005 Nine Month Period. Net income decreased by $4.6 million, or 1.3% to $352.5 million for the 2006 Nine Month Period, compared to $357.1 million for the 2005 Nine Month Period. Before giving effect to the after-tax Litigation Charge of $78.2 million and the after-tax Stock-Based Charge of $25.5 million, net income increased by 27.8%, to $99.1 million for the 2006 Nine Month Period, compared to $357.1 million for the 2005 Nine Month Period.

Reportable Segment Results of Operations

The following table presents the selected data by reportable segment. See Note 16 to our unaudited condensed consolidated financial statements for our reportable segment data.

	Nine Months Ended September 30,
	2006	2005
	(dollars in millions)
Net sales:(1)
C3ISR	$2,147.7	$1,464.9
Government Services	2,172.4	1,141.3
AM&M	1,797.5	1,704.9
Specialized Products	2,974.1	2,233.4
Consolidated net sales	$9,091.7	$6,544.5
Operating income:
C3ISR	$224.2	$178.5
Government Services	194.6	103.1
AM&M	173.3	169.7
Specialized Products	346.2	239.3
Total segment operating income	$938.3	$690.6
Litigation Charge	(129.0)	—
Stock-Based Charge	(39.2)	—
Consolidated operating income	$770.1	$690.6
Operating margin:
C3ISR	10.4%	12.2%
Government Services	9.0%	9.0%
AM&M	9.6%	10.0%
Specialized Products	11.6%	10.7%
Segment operating margin	10.3%	10.6%
Litigation Charge	(1.4)%	—
Stock-Based Charge	(0.4)%	—
Consolidated operating margin	8.5%	10.6%

(1)	Sales are after intersegment eliminations.

C3ISR

For the 2006 Nine Month Period, net sales increased by $682.8 million, or 46.6%, to $2,147.7 million from net sales of $1,464.9 million for the 2005 Nine Month Period. The increase in net sales from acquired businesses was $538.6 million, primarily related to the Titan acquired businesses. Organic sales growth was $144.2 million, or 9.8%, driven by $191.1 million in higher sales primarily for airborne mission and ISR systems and secure networked communications products, which were partially offset by lower sales of $46.9 million for secure terminal equipment.

C3ISR generated operating income of $224.2 million for the 2006 Nine Month Period, compared to $178.5 million for the 2005 Nine Month Period. The increase in operating income was due to higher sales volume, partially offset by lower operating margins. Operating margin for the 2006 Nine Month Period decreased by 1.8 percentage points to 10.4% from 12.2% for the 2005 Nine Month Period. C3ISR operating margin declined by 1.1 percentage points primarily due to (1) higher development costs for new secure communications products that are expected to provide future sales growth, and (2) higher sales volume on contracts with greater material and subcontractor content, which generally have lower margin. In addition, C3ISR operating margin declined by 0.3 percentage points due to lower margins from acquired businesses and 0.4 percentage points for SFAS 123R stock-based compensation expense.

Government Services

For the 2006 Nine Month Period, net sales increased by $1,031.1 million, or 90.3%, to $2,172.4 million from net sales of $1,141.3 million for the 2005 Nine Month Period. The increase in net sales from acquired businesses was $801.2 million, primarily related to the Titan acquired businesses. Organic sales growth was $229.9 million, or 20.1%, driven by increased sales volume of (1) $95.4 million primarily for intelligence support services, (2) $40.8 million for training and leadership development, (3) $72.7 million for communication software support, systems engineering, and other technical services, and (4) $21.0 million primarily for the company’s linguist contract. The linguist contract generated sales of $456.5 million for the 2006 Nine Month Period and is expected to generate sales in excess of $550 million for the year ending December 31, 2006.

Government Services generated operating income of $194.6 million for the 2006 Nine Month Period, compared to $103.1 million for the 2005 Nine Month Period. The increase in operating income was due to higher sales volume. Operating margin for the 2006 Nine Month Period was unchanged at 9.0% compared to the 2005 Nine Month Period. Although operating margin was unchanged, improved contract performance and lower indirect costs increased operating margin by 0.7 percentage points. This increase was offset by a 0.4 percentage point reduction because of lower margins from acquired businesses (primarily because of lower margins on the linguist contract) and a 0.3 percentage point reduction for SFAS 123R stock-based compensation expense.

AM&M

For the 2006 Nine Month Period, net sales increased by $92.6 million, or 5.4%, to $1,797.5 million from net sales of $1,704.9 million for the 2005 Nine Month Period. The increase in net sales from acquired businesses was $46.6 million. Organic sales growth was $46.0 million, or 2.7%, driven by increased sales volume of $79.7 million primarily for base support operations and aircraft modifications and $22.7 million for the MHP. These increases were partially offset by lower sales volume of $56.4 million for aircraft support services, primarily due to the contract loss in the 2006 third quarter discussed above, and the loss of a utility aircraft support contract during the 2005 third quarter. Additionally, the sales growth rate for base support operations slowed during the 2006 Nine Month Period compared to the 2005 Nine Month Period.

AM&M generated operating income of $173.3 million for the 2006 Nine Month Period, compared to $169.7 million for the 2005 Nine Month Period. The increase in operating income was due to higher sales volume, partially offset by lower operating margins. Operating margin for the 2006 Nine Month Period decreased by 0.4 percentage points to 9.6% from 10.0% for the 2005 Nine Month Period. Operating margin declined by 0.1 percentage points because of lower margins from acquired businesses and 0.3 percentage points for SFAS 123R stock-based compensation expense.

Specialized Products

For the 2006 Nine Month Period, net sales increased by $740.7 million, or 33.2%, to $2,974.1 million from net sales of $2,233.4 million in the 2005 Nine Month Period. The increase in net sales from acquired businesses was $544.0 million. Acquired businesses primarily include SAM Electronics GmbH, which was acquired on January 31, 2006, and certain divisions of Titan, Boeing Electron Dynamic Devices, Inc. and Combat Propulsion Systems, all of which were acquired in 2005. Organic sales growth was $196.7 million, or 8.8%, primarily due to higher sales volume of (1) $67.7 million for combat vehicle propulsion systems, (2) $44.7 million for simulation devices, (3) $25.9 million for acoustic undersea anti-submarine warfare products driven by sales of our next generation airborne dipping sonars to allied foreign governments, (4) $32.7 million for navigation and guidance systems from recent contract awards and (5) $49.1 million primarily for power and control systems and telemetry and radio frequency products mostly due to timing of scheduled deliveries. These increases were partially offset by volume declines of $23.4 million for airport security systems because of a reduction in procurement of EDS by the TSA and foreign governent customers.

Specialized Products generated operating income of $346.2 million for the 2006 Nine Month Period, compared to $239.3 million for the 2005 Nine Month Period. The increase in operating income was primarily due to higher sales volume and operating margins. Operating margin for the 2006 Nine Month Period increased by 0.9 percentage points to 11.6% from 10.7% for the 2005 Nine Month Period. Specialized Products operating margin increased by 1.9 percentage points due to improved contract performance and lower indirect costs for several business areas. Operating margin increased another 0.4 percentage points due to the settlement of a claim in the 2006 third quarter. In addition, the 2005 Nine Month Period included three charges aggregating $10.3 million, which did not recur in the current period and resulted in an increase of 0.3 percentage points to operating margin for the 2006 Nine Month Period. These 2005 Nine Month Period charges were comprised of $3.7 million for a product recall on the Combat Survivor Evader Locator (CSEL) program, a $3.1 million charge for product reliability costs on certain airborne dipping sonars, and $3.5 million to settle a customer dispute on a telemetry earth station contract. These increases were partially offset by a decline of 0.2 percentage points due to contract cost overrun charges in the 2006 third quarter, 1.0 percentage points because of lower margins from acquired businesses and 0.5 percentage points for SFAS 123R stock-based compensation expense.

Liquidity and Capital Resources

Anticipated Sources of Cash Flow

Our primary source of liquidity is cash flow generated from operations. We also have funds available to use under our revolving credit facility, subject to certain conditions. As of September 30, 2006, we had available borrowings of $923.0 million under our revolving credit facility, after reductions for outstanding letters of credit of $77.0 million. Based upon our current level of operations, we believe that our cash from operating activities, together with available borrowings under the revolving credit facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, commitments, contingencies, research and development expenditures, recently announced business acquisitions, contingent purchase price payments on previous business acquisitions, program and other discretionary investments, interest payments and L-3 Holdings’ dividends for the foreseeable future. There can be no assurance, however, that our business will continue to generate cash flow at current levels, or that currently anticipated improvements will be achieved. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make scheduled principal payments or to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control. There can be no assurance that sufficient funds will be available to enable us to service our indebtedness, to pay dividends, to make necessary capital expenditures and to make discretionary investments.

Balance Sheet

Contracts in process increased by $417.5 million to $3,321.9 million at September 30, 2006 from $2,904.4 million at December 31, 2005. The increase included (i) $200.6 million of acquired contracts-in-process balances from business acquisitions and (ii) $216.9 million to support the Company’s recent and near-term anticipated organic sales growth, principally from:

•	increases of $140.3 million in unbilled contract receivables due to sales exceeding billings for simulation devices, secure networked communications products, airborne mission and ISR systems, base support operations, training and leadership development services, partially offset by collections of progress payments on secure networked communications products and airborne mission and ISR systems for contract performance milestones that have not been delivered or completed;

•	increases of $28.0 million in billed receivables primarily due to billings for combat vehicle propulsion systems and ISR systems. These increases were partially offset by collections for base support operations and lower sales of secure terminal equipment;

•	increases of $20.6 million in inventoried contract costs, primarily for integrated sensor systems and secure networked communications. These increases were partially offset by deliveries for airport security systems; and

•	increases of $28.0 million in inventories at lower of cost or market primarily due to increases for maritime power and control systems, microwave components and commercial aviation products.

L-3’s days sales outstanding (DSO) was 73.5 at September 30, 2006, compared with 70.5 at December 31, 2005. The increase in DSO was primarily due to the timing of the items discussed above. We calculate our DSO by dividing (i) our aggregate end of period billed receivables and net unbilled contract receivables, by (ii) our sales for the current quarter adjusted, on a pro forma basis, to include sales from business acquisitions that we completed as of the end of the period (which amounted to $3,104.5 million for the three month period ended September 30, 2006), multiplied by 91.

The increase in property, plant and equipment (PP&E) during the 2006 Nine Month Period was principally due to capital expenditures and to the SSG and Crestview business acquisitions completed during the 2006 Second Quarter. The percentage of depreciation expense to average gross PP&E was 3.1% for the 2006 Nine Month Period and the 2005 Nine Month Period. We did not change any of the depreciation methods or assets estimated useful lives that L-3 uses to calculate its depreciation expense.

Goodwill increased by $802.4 million to $7,702.2 million at September 30, 2006 from $6,899.8 million at December 31, 2005. The increase was due to (i) $808.6 million for business acquisitions completed during the 2006 Nine Month Period, (ii) $1.9 million for final estimates of fair value for acquired assets and liabilities assumed in connection with certain business acquisitions completed prior to January 1, 2006, including Titan, (iii) $8.1 million related to the purchase of an additional 10% interest in the Army Fleet Support joint venture (increasing our ownership interest from 80% to 90%) and (iv) a net decrease of $16.2 million for certain business acquisitions completed prior to January 1, 2006, primarily related to final purchase price determinations, including AIS. This net decrease includes an increase of $6.9 million additional purchase price payments on certain business acquisitions related to contingent purchase price adjustments or earnouts based on post-acquisition financial performance of the acquired business, which were resolved during the period.

The decrease in other assets was primarily due to the collection of insurance proceeds for the amount we paid to settle certain litigation related to the Titan acquired businesses.

The increase in accounts payable was primarily due to balances from business acquisitions completed during the 2006 Nine Month Period and to the timing of payments for purchases from third-party vendors and subcontractors. The increase in accrued employment costs was due to the timing of payroll dates for salaries and wages and to balances from business acquisitions completed during the 2006 Nine Month Period. The increase in accrued expenses was primarily due to balances from business acquisitions completed during the 2006 Nine Month Period and to the timing of invoices received for subcontractor services. The increase in billings in excess of costs and estimated profits was primarily due to balances from business acquisitions completed during the 2006 Nine Month Period partially offset by cost incurred for previous milestone billings. The increase in customer advances was due to balances from business acquisitions completed during the 2006 Nine Month Period and collections of cash payments received on contracts with foreign customers for aircraft modernization. The increase in other current liabilities included $129.0 million for the Litigation Charge discussed above, and to balances from business acquisitions completed during the 2006 Nine Month Period. While the Litigation Charge reduced net income for the nine month period ended September 30, 2006, it has not reduced net cash from operating activities because we have deferred payment of the jury verdict until such time the motions and appeals relating to the matter are resolved and the ultimate liability, if any, is determined. The increase in pension and postretirement benefit liabilities was primarily due to the balance from the acquisition of SAM and to pension expenses of $78.0 million, which were partially offset by pension cash contributions of $75.2 million during the 2006 Nine Month Period. We expect to contribute at least $101.0 million to our pension plans for all of 2006. The decrease in other liabilities was primarily due to the amount we paid to settle certain litigation related to the Titan acquired businesses.

Statement of Cash Flows

Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005

We had cash and cash equivalents of $247.7 million at September 30, 2006 and $393.9 million at December 31, 2005. The table below provides a summary of our cash flows for the periods indicated.

	Nine Months Ended September 30,
	2006	2005
	(in millions)
Net cash from operating activities	735.2	$579.6
Net cash used in investing activities	(970.6)	(3,445.9)
Net cash from financing activities	89.2	2,439.2
Net decrease in cash	$(146.2)	$(427.1)

Operating Activities

We generated $735.2 million of cash from operating activities during the 2006 Nine Month Period, an increase of $155.6 million from the $579.6 million generated during the 2005 Nine Month Period. Net income decreased by $4.6 million, non-cash expenses, not including net income, increased by $105.4 million and changes in operating assets and liabilities, excluding acquired amounts, increased by $54.8 million.

The increase in non-cash expenses was due to the non-cash portion of the Stock-Based Charge of $31.1 million, higher contributions to employee savings plans in L-3 Holdings’ common stock of $38.5 million, higher employee stock-based compensation expense of $30.9 million due to the implementation of SFAS 123R and higher depreciation and amortization expense of $30.4 million. These increases in non-cash expenses were partially offset by $25.5 million primarily for lower deferred income tax expense due to income tax benefits related to the Litigation Charge and the Stock-Based Charge.

The cash generated from changes in operating assets and liabilities is discussed above under ‘‘Liquidity and Capital Resources — Balance Sheet.’’

Investing Activities

During the 2006 Nine Month Period, we used $873.5 million of cash for business acquisitions. We paid $845.7 million in connection with the 2006 Nine Month Period business acquisitions, primarily for SAM, TRL, Crestview and for the other 2006 business acquisitions discussed above under ‘‘Business Acquisitions’’. We also paid $20.7 million for the remaining contractual purchase price for the ASIT acquisition and $10.8 million for an additional 10% interest in the Army Fleet Support Joint Venture, which increased our total ownership interest to 90%. We also paid $10.4 million for earnouts and $9.9 million primarily for adjustments to the contractual purchase prices for certain business acquisitions. We received $24.0 million, in the aggregate, for reductions to the contractual purchase prices for the AIS, MAPPS and Titan acquired businesses.

Financing Activities

Debt

Senior Credit Facility.    Our senior credit facility provides for a term loan facility in an aggregate amount equal to $750.0 million and a $1.0 billion revolving credit facility.

At September 30, 2006, borrowings under the term loan facility were $750.0 million, and available borrowings under our revolving credit facility were $923.0 million after reduction for outstanding letters of credit of $77.0 million. There were no outstanding revolving credit borrowings under our senior credit facility at September 30, 2006. Total debt outstanding was $4,634.6 million at September 30, 2006, compared to $4,633.5 million at December 31, 2005.

Debt Covenants.    The senior credit facility and indentures governing the senior subordinated notes contain financial covenants and other restrictive covenants. See Note 8 to our unaudited condensed consolidated financial statements for a description of our debt and related financial covenants. We are in compliance with those covenants in all material respects. The borrowings under the senior credit facility are guaranteed by L-3 Holdings and by substantially all of the material wholly-owned domestic subsidiaries of L-3 Communications on a senior basis. The payment of principal and premium, if any, and interest on the senior subordinated notes are unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by substantially all of L-3 Communications’ domestic subsidiaries. The guarantees of the senior subordinated notes rank pari passu with one another and are junior to the guarantees of the senior credit facility. The payment of principal and premium, if any, and interest on the CODES are fully and unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally by substantially all of L-3 Holdings’ domestic subsidiaries, including L-3 Communications. The guarantees of the CODES rank pari passu with all of the guarantees of the senior subordinated notes and are junior to the guarantees of the senior credit facility.

Equity

On February 7, 2006, L-3 Holdings announced that its Board of Directors had increased L-3 Holdings’ regular quarterly cash dividend by 50% to $0.1875 per share.

L-3 Holdings’ Board of Directors authorized the following quarterly cash dividends:

Date Declared	Record Date	Cash Dividends Per Share	Date Paid	Total Dividends Paid
				(in million)
February 7, 2006	February 22, 2006	$0.1875	March 15, 2006	$22.8
April 25, 2006	May 17, 2006	$0.1875	June 15, 2006	23.0
July 11, 2006	August 17, 2006	$0.1875	September 15, 2006	23.2

On October 10, 2006, our Board of Directors declared a regular quarterly cash dividend of $0.1875 per share payable on December 15, 2006 to shareholders of record at the close of business on November 17, 2006.

Contingencies and other uncertainties

For a discussion of risks and uncertainties that could impact our results of operation, financial condition, or cash flows, see Note 13 to our unaudited condensed consolidated financial statements, as well as the factors discussed in ‘‘Part I, Item 1A. Risk Factors’’ in our Annual Report on Form 10-K for the year ended December, 31, 2005.

Stock-based Compensation

Effective January 1, 2006, we adopted the fair value based method of accounting for stock-based employee compensation as required by SFAS 123R. The fair value based method requires that we expense all stock-based employee compensation. The provisions of SFAS 123R permit two alternative transition methods, of which we have selected the modified prospective method. Accordingly, we have expensed all stock-based employee compensation beginning January 1, 2006, but prior period amounts have not been restated. Compensation expense for all stock-based awards granted on or after January 1, 2006 and for all restricted stock and restricted stock unit awards granted prior to January 1, 2006, is recognized on a straight-line basis over the requisite service period for the entire award based on the grant date fair value. Compensation expense for all stock option awards granted prior to, but not yet vested as of January 1, 2006, is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The consolidated statement of operations for the three months ended September 30, 2006 includes compensation expense of $12.0 million ($8.4 million after income taxes) and for the nine months ended September 30, 2006 includes compensation expense of $34.2 million ($23.9 million after income taxes). These amounts do not include the charge of $39.2 million

($25.5 million after income taxes) recorded in the 2006 Second Quarter pertaining to the years ended December 31, 1998 to 2005 and the 2006 first quarter related to Stock-Based awards granted during the period from May 1998 to July 2003. Prior to January 1, 2006, we accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and historically did not recognize compensation expense on awards of employee stock options and Employee Stock Purchase Plan discounts. However, we determined that the accounting treatment in accordance with APB 25 has not been historically applied correctly. See Note 3 to our unaudited condensed consolidated financial statements for the scope and findings of our review. Had we previously recognized compensation expense in accordance with SFAS 123, we would have recognized an incremental pre-tax charge of $9.1 million ($5.7 million after income taxes) related to stock-based awards for the three months ended September 30, 2005 and an incremental pre-tax charge of $28.2 million ($17.6 million after income taxes) for the nine months ended September 30, 2005. At September 30, 2006, there was $34.7 million ($21.1 million after income taxes) of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average remaining period of 7.4 years. As of September 30, 2006, total unrecognized compensation costs related to nonvested restricted stock awards was $35.6 million ($21.7 million after income taxes) and that amount is expected to be recognized over a weighted average remaining period of 2.1 years.

For more information on the adoption of SFAS 123R and its impact on our financial statements, see Note 11 to our unaudited condensed consolidated financial statements.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards, see Note 17 to our unaudited condensed consolidated financial statements.

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

Statements that are predictive in nature, that depend upon or refer to events or conditions or that include words such as ‘‘expects,’’ ‘‘anticipates,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘believes,’’ ‘‘estimates’’ and similar expressions are forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, including projections of total sales growth, sales growth from business acquisitions, organic sales growth, consolidated operating margins, total segment operating margins, interest expense earnings, cash flow, research and development costs, working capital, capital expenditures and other projections, they are subject to several risks and uncertainties, and therefore, we can give no assurance that these statements will be achieved. Such statements will also be influenced by factors which include, among other things:

•	our dependence on the defense industry and the business risks peculiar to that industry, including changing priorities or reductions in the U.S. Government defense budget;

•	our reliance on contracts with a limited number of agencies of, or contractors to, the U.S. Government and the possibility of termination of government contracts by unilateral government action or for failure to perform;

•	the extensive legal and regulatory requirements surrounding our contracts with the U.S. or foreign governments and the results of any investigation of our contracts undertaken by the U.S. or foreign governments;

•	our ability to retain our existing business and related contracts (revenue arrangements), including, but not limited to the U.S. Army’s option to extend the Linguist contract to March 9, 2007, which is currently set to expire December 9, 2006 or that we will win the re-competition for the Linguist contract, or if we win, that we will receive the same volume of sales;

•	our ability to successfully compete for and win new business and related contracts (revenue arrangements);

•	our ability to identify and acquire additional businesses in the future with terms, including the purchase price, that are attractive to L-3 and to integrate acquired business operations;

•	our ability to maintain and improve our consolidated operating margin and total segment operating margin in future periods;

•	our ability to obtain future government contracts (revenue arrangements) on a timely basis;

•	the availability of government funding or cost-cutting initiatives and changes in customer requirements for our products and services;

•	our significant amount of debt and the restrictions contained in our debt agreements;

•	our ability to continue to retain and train our existing employees and to recruit and hire new qualified and skilled employees, as well as our ability to retain and hire employees with U.S. Government security clearances that are a prerequisite to compete for and to perform work on classified contracts for the U.S. Government;

•	actual future interest rates, volatility and other assumptions used in the determination of pension, benefits and stock options amounts;

•	our collective bargaining agreements, our ability to successfully negotiate contracts with labor unions, and our ability to favorably resolve labor disputes should they arise;

•	the business and economic conditions in the markets in which we operate, including those for the commercial aviation and communications markets;

•	economic conditions, competitive environment, international business and political conditions (including acts of terrorism) and timing of international awards and contracts;

•	our extensive use of fixed-price type contracts as compared to cost-reimbursable type and time-and-material type contracts;

•	the rapid change of technology and high level of competition in the defense industry and the commercial industries in which our businesses participate;

•	our introduction of new products into commercial markets or our investments in civil and commercial products or companies;

•	the outcome of litigation matters or government investigations material to us to which we currently are, or to which we may become in the future, a party;

•	the outcome of current or future governmental investigation(s) of our businesses, including acquired businesses;

•	costs or difficulties related to the integration of our acquired businesses, including Titan, may be greater than expected;

•	anticipated cost savings from business acquisitions may not be fully realized or realized within the expected time frame;

•	operating results following the Titan acquisition may be lower than expected;

•	Titan’s compliance with its plea agreement and consent to entry of judgment with the U.S. Government relating to the Foreign Corrupt Practices Act, including Titan’s ability to maintain its export licenses;

•	ultimate resolution of contingent matters, claims and investigations relating to acquired businesses, including Titan, and the impact on the final purchase price allocations;

•	competitive pressure among companies in our industry may increase significantly;

•	pension, environmental or legal matters or proceedings and various other market, competition and industry factors, many of which are beyond our control; and

•	the fair values of our assets, including identifiable intangible assets and the estimated fair value of the goodwill balances for our reporting units, which can be impaired or reduced by the other factors discussed above.

In addition, for a discussion of other risks and uncertainties that could impair our results of operations or financial condition, see ‘‘Part I — Item 1A — Risk Factors’’ and Note 14 to our audited consolidated financial statements, in each case included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Part II, Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Derivative Financial Instruments,’’ of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for a discussion of our exposure to market risks. There were no substantial changes in those risks during the nine months ended September 30, 2006.

Derivative Financial Instruments

Interest Rate Risk.    Our financial instruments that are sensitive to changes in interest rates include borrowings under our senior credit facility, which includes a senior revolving credit facility and a term loan facility. We had outstanding term loan borrowings of $750.0 million under our senior credit facility at September 30, 2006. All of our financial instruments that are sensitive to changes in interest rates are denominated in U.S. dollars. The interest rates on the senior subordinated notes and CODES are fixed-rate and are not affected by changes in interest rates.

ITEM 4.

CONTROLS AND PROCEDURES

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based upon that evaluation and subject to the foregoing, our President and Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives. See Exhibit 31 for the Certification Statement issued by the President and Chief Executive Officer and Chief Financial Officer.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 13 to our unaudited condensed consolidated financial statements and is incorporated by reference herein.

ITEM 1A.

RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, ‘‘Item 1A. Risk Factors’’ in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

ITEM 6.

EXHIBITS

For a list of exhibits, see the Exhibit Index in this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on November 9, 2006.

L-3 COMMUNICATIONS HOLDINGS, INC.
L-3 COMMUNICATIONS CORPORATION
Date: November 9, 2006	By:	/s/ Michael T. Strianese
	Title:	President and Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference to such previous filings.

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended June 30, 2002).
3.2	By-Laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-46975)).
3.3	Certificate of Incorporation of L-3 Communications Corporation (incorporated by reference to Exhibit 3.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-31649)).
3.4	Bylaws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-31649)).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to L-3 Communications Holdings’ Registration Statement on Form S-1 (File No. 333-46975)).
4.41	Form of L-3 Communications Corporation First Amendment to Amended and Restated Credit Agreement, dated as of October 25, 2006, among L-3 Communications Corporation, L-3 Communications Holdings, Inc. and certain subsidiaries of the Registrants from time to time party thereto as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.41 to the Registrant’s Current Report on Form 8-K dated October 25, 2006).
4.55	Supplemental Indenture dated as of August 1, 2006 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of June 28, 2002 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.55 to the Registrants’ Quarterly Report on Form 10-Q for the period ended June 30, 2006).
4.63	Supplemental Indenture dated as of August 1, 2006 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of May 21, 2003 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.63 to the Registrants’ Quarterly Report on Form 10-Q for the period ended June 30, 2006).
4.65	Supplemental Indenture dated as of August 1, 2006 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of December 22, 2003 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.65 to the Registrants’ Quarterly Report on Form 10-Q for the period ended June 30, 2006).
4.68	Supplemental Indenture dated as of August 1, 2006 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of November 12, 2004 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.68 to the Registrants’ Quarterly Report on Form 10-Q for the period ended June 30, 2006).

Exhibit No.	Description of Exhibit
4.71	Supplemental Indenture dated as of August 1, 2006 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Notes Indenture dated as of July 29, 2005 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.71 to the Registrants’ Quarterly Report on Form 10-Q for the period ended June 30, 2006).
4.73	Supplemental Indenture dated as of August 1, 2006 among L-3 Communications Holdings, Inc., The Bank of New York, as trustee, and the guarantors named therein to the CODES Indenture dated as of July 29, 2005 among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.73 to the Registrants’ Quarterly Report on Form 10-Q for the period ended June 30, 2006).
*11	L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Share.
**12	Ratio of Earnings to Fixed Charges.
**31	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
**32	Section 1350 Certification.

*	The information required in this exhibit is presented on Note 10 to the unaudited condensed consolidated financial statements as of September 30, 2006 in accordance with the provisions of SFAS No. 128, Earnings Per Share.

**	Filed herewith.