Form 10-Q
period 2007-03-31
L 3 COMMUNICATIONS HOLDINGS INC; L 3 COMMUNICATIONS CORP
filed 2007-05-07
CIK 1056239, 1039101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

There were 125,147,749 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on May 4, 2007.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 31, 2007

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$387.1	$348.2
Contracts in process	3,374.1	3,270.1
Deferred income taxes	257.8	224.3
Other current assets	99.6	87.2
Total current assets	4,118.6	3,929.8
Property, plant and equipment, net	729.3	736.1
Goodwill	7,897.9	7,870.3
Identifiable intangible assets	472.3	483.2
Deferred debt issue costs	63.7	66.6
Other assets	182.4	200.7
Total assets	$13,464.2	$13,286.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$567.4	$508.1
Accrued employment costs	513.8	576.2
Accrued expenses	254.3	236.7
Advance payments and billings in excess of costs incurred	382.3	395.4
Income taxes	48.5	150.9
Other current liabilities	501.2	509.1
Total current liabilities	2,267.5	2,376.4
Pension and postretirement benefits	500.6	536.5
Deferred income taxes	193.1	143.5
Other liabilities	469.2	305.1
Long-term debt	4,535.3	4,535.0
Total liabilities	7,965.7	7,896.5
Commitments and contingencies (see Note 12)
Minority interests	87.6	84.3
Shareholders’ equity:
L-3 Holdings’ common stock; $.01 par value; authorized 300,000,000 shares, outstanding 125,045,903 shares at March 31, 2007 and 125,237,967 shares at December 31, 2006 (L-3 Communications’ common stock; $.01 par value, 100 shares authorized, issued and outstanding)	3,473.8	3,402.0
Treasury stock (at cost), 2,161,823 shares at March 31, 2007 and 321,300 shares at December 31, 2006	(176.3)	(25.5)
Retained earnings	2,108.2	1,978.5
Accumulated other comprehensive income (loss)	5.2	(49.1)
Total shareholders’ equity	5,410.9	5,305.9
Total liabilities and shareholders’ equity	$13,464.2	$13,286.7

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Three Months Ended March 31,
	2007	2006
Net sales:
Products	$1,594.9	$1,336.2
Services	1,704.8	1,567.6
Total net sales	3,299.7	2,903.8
Cost of sales:
Products	1,427.0	1,182.9
Services	1,546.6	1,432.5
Total cost of sales	2,973.6	2,615.4
Operating income	326.1	288.4
Interest and other income, net	5.1	5.9
Interest expense	73.0	71.9
Minority interests in net income of consolidated subsidiaries	2.7	2.3
Income before income taxes	255.5	220.1
Provision for income taxes	93.4	81.2
Net income	$162.1	$138.9
L-3 Holdings’ earnings per common share:
Basic	$1.30	$1.15
Diluted	$1.29	$1.13
L-3 Holdings’ weighted average common shares outstanding:
Basic	124.7	121.2
Diluted	126.0	123.3

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED  STATEMENTS OF cash flows
(in millions)

	Three Months Ended March 31,
	2007	2006
Operating activities:
Net income	$162.1	$138.9
Depreciation of property, plant and equipment	36.0	30.3
Amortization of intangibles and other assets	13.7	14.3
Deferred income tax provision	22.1	41.4
Stock-based employee compensation expense	11.3	11.4
Contributions to employee savings plans in L-3 Holdings’ common stock	31.6	33.2
Amortization of deferred debt issue costs (included in interest expense)	2.5	2.5
Other non-cash items	4.3	(0.4)
Subtotal	283.6	271.6
Changes in operating assets and liabilities, excluding acquired amounts:
Contracts in process	(73.5)	(152.6)
Other current assets	(13.8)	7.1
Other assets	0.8	—
Accounts payable, trade	59.0	12.4
Accrued employment costs	(78.0)	(54.6)
Accrued expenses	12.9	23.6
Advance payments and billings in excess of costs incurred	(13.1)	36.9
Income taxes	55.2	30.4
Excess income tax benefits related to share-based payment arrangements	(4.7)	(18.0)
Other current liabilities	(3.5)	11.6
Pension, postretirement benefits and other liabilities	(0.7)	17.8
All other operating activities	(0.3)	1.3
Subtotal	(59.7)	(84.1)
Net cash from operating activities	223.9	187.5
Investing activities:
Business acquisitions, net of cash acquired	(22.0)	(412.0)
Capital expenditures	(28.7)	(27.1)
Dispositions of property, plant and equipment	0.9	0.9
Other investing activities	0.6	1.0
Net cash used in investing activities	(49.2)	(437.2)
Financing activities:
Borrowings under revolving credit facility	—	154.0
Repayment of borrowings under revolving credit facility	—	(154.0)
Common stock repurchased	(150.8)	—
Cash dividends paid on L-3 Holdings’ common stock	(31.3)	(22.8)
Proceeds from exercise of stock options	25.1	22.3
Proceeds from employee stock purchase plan	15.2	13.0
Excess income tax benefits related to share-based payment arrangements	4.7	18.0
Other financing activities	1.3	(2.1)
Net cash (used in) from financing activities	(135.8)	28.4
Net increase (decrease) in cash and cash equivalents	38.9	(221.3)
Cash and cash equivalents, beginning of the period	348.2	393.9
Cash and cash equivalents, end of the period	$387.1	$172.6

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED condensed CONSOLIDATED
FINANCIAL STATEMENTS

1.	Description of Business

L-3 Communications Holdings, Inc. conducts its operations and derives all of its operating income and cash flow from its wholly-owned subsidiary, L-3 Communications Corporation (L-3 Communications). L-3 Communications Holdings, Inc. (L-3 Holdings and, together with its subsidiaries, referred to herein as L-3 or the Company) is a prime system contractor in aircraft modernization and maintenance, Command, Control, Communications, Intelligence, Surveillance and Reconnaissance (C3ISR) systems, and government services. L-3 is also a leading provider of high technology products, subsystems, and systems. The Company’s customers include the U.S. Department of Defense (DoD) and its prime contractors, the U.S. Department of Homeland Security (DHS), U.S. Government intelligence agencies, major aerospace and defense contractors, allied foreign government ministries of defense, commercial customers and certain other U.S. federal, state and local government agencies.

The Company has the following four reportable segments: (1) C3ISR, (2) Government Services, (3) Aircraft Modernization and Maintenance (AM&M) and (4) Specialized Products. Financial information relating to the Company’s reportable segments is included in Note 15.

The C3ISR reportable segment provides products and services for the global ISR market and secure networked communication systems and equipment. The Company believes that these products and services are critical elements for a substantial number of major command, control, communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring and dissemination functions of these communication systems. The Government Services reportable segment provides communications systems support and engineering services, information technology services, teaching and training services, leadership development, logistics support, intelligence support and analysis and other technical services. The AM&M reportable segment provides specialized aircraft modernization, upgrades and sustainment, maintenance and logistics support services. The Specialized Products reportable segment provides a broad range of products, including power and control systems, microwave components, simulation and training, electro-optic/infrared (EO/IR) products, precision engagement, aviation and display products, telemetry products, security and detection systems, combat propulsion systems and undersea warfare products.

2.	Basis of Presentation

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of L-3 Holdings and L-3 Communications for the fiscal year ended December 31, 2006, which are included in their Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

The accompanying unaudited condensed consolidated financial statements comprise the consolidated financial statements of L-3 Holdings and L-3 Communications. L-3 Holdings’ only asset is its investment in the common stock of L-3 Communications, its wholly-owned subsidiary, and its only obligations are (1) the 3% Convertible Contingent Debt Securities (CODES) due 2035, which were issued on July 29, 2005, (2) its guarantee of borrowings under the senior credit facility of L-3 Communications and (3) its guarantee of other contractual obligations of L-3 Communications and its subsidiaries. L-3 Holdings’ obligations relating to the CODES have been jointly, severally, fully and unconditionally guaranteed by L-3 Communications and certain of its wholly-owned domestic subsidiaries, and, accordingly, such debt has been reflected as debt of L-3 Communications in its consolidated financial statements in accordance with the U.S. Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 54. All issuances of and conversions into L-3 Holdings’ equity securities, including grants of stock options and restricted stock by L-3 Holdings to employees of L-3 Communications and its

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED condensed CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

subsidiaries, have been reflected in the consolidated financial statements of L-3 Communications. As a result, the consolidated financial positions, results of operations and cash flows of L-3 Holdings and L-3 Communications are substantially the same. See Note 17 for additional information.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for a complete set of annual audited financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. Certain reclassifications have been made to conform prior-year amounts to the current-year presentation. Additionally, the quarterly interim financial statements are labeled using a calendar convention with the quarters ending on March 31, June 30 and September 30. It is management’s established practice to close its books on the Friday nearest these quarter-end dates in order to align the Company’s quarterly financial closing with its business processes. This practice only affects the first three quarters of the Company’s fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs of sales during the reporting period. The most significant of these estimates and assumptions relate to contract revenue, profit and loss recognition, fair values of assets acquired and liabilities assumed in business combinations, market values for inventories reported at lower of cost or market, pension and post-retirement benefit obligations, stock-based employee compensation expense, recoverability, useful lives and valuation of recorded amounts of long-lived assets, identifiable intangible assets, goodwill, income taxes, including the valuations of deferred tax assets, litigation reserves and environmental obligations. Changes in estimates are reflected in the periods during which they become known. Actual amounts will differ from these estimates and could differ materially. For a more complete discussion of these estimates and assumptions, see the Annual Report of L-3 Holdings and L-3 Communications on Form 10-K for the fiscal year ended December 31, 2006.

3.	Acquisitions

2007 Business Acquisitions

During the three months ended March 31, 2007, the Company made one acquisition. The Company acquired all of the outstanding stock of Geneva Aerospace, Inc. (Geneva), for a purchase price of $15.4 million in cash, plus acquisition costs, and additional consideration not to exceed $30.2 million, which is contingent upon the financial performance of Geneva for the years ending December 31, 2007 through 2009. Geneva is a provider of guidance and navigation systems for unmanned aerial vehicles. The final purchase price allocation will be based on the final purchase price, including the payment of contingent consideration, if any, and final appraisals and other analyses of fair values which are currently in process.

Additionally, on May 4, 2007, the Company acquired Global Communication Solutions, Inc. (GCS) with cash on hand. GCS has annual sales of approximately $90 million.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED condensed CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

2006 Business Acquisitions

During the three months ended March 31, 2007, the Company completed the final purchase price allocations for SafeView, Inc. (SafeView), Magnet-Motor, CyTerra Corporation (CyTerra), and Medical Education Technologies, Inc. and they did not have a material impact on the Company’s results of operations or financial position. Additionally, the purchase price for CyTerra is subject to adjustment for final closing date net working capital and the purchase price for SafeView is subject to adjustment for additional consideration that is contingent upon its post-acquisition financial performance. The Company expects to complete the final purchase price allocations for the SSG Precision Optronics, Inc., Nautronix Defence Group, Crestview Aerospace Corporation, TRL Electronics plc, and Nova Engineering Inc. business acquisitions during the second quarter of 2007, and does not expect these final purchase price allocations to have a material impact on the Company’s results of operations or financial position.

Unaudited Pro Forma Statement of Operations Data

The following unaudited pro forma Statement of Operations data presents the combined results of the Company and its business acquisitions completed during the three months ended March 31, 2007 and the year ended December 31, 2006, assuming that the business acquisitions completed during these periods had occurred on January 1, 2006.

	Three Months Ended March 31,
	2007	2006
	(in millions, except per share data)
Pro forma sales	$3,300.6	$3,021.7
Pro forma net income	$162.6	$134.1
Pro forma diluted earnings per share	$1.29	$1.09

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed these acquisitions on January 1, 2006.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED condensed CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

4.	Contracts in Process

The components of contracts in process are presented in the table below.

	March 31, 2007	December 31, 2006
	(in millions)
Billed receivables, net of allowances of $20.2 million and $20.0 million	$1,172.2	$1,191.6
Unbilled contract receivables, gross	1,719.8	1,611.1
Less: unliquidated progress payments	(336.1)	(317.0)
Unbilled contract receivables, net	1,383.7	1,294.1
Inventoried contract costs, gross	629.4	617.9
Less: unliquidated progress payments	(65.7)	(71.2)
Inventoried contract costs, net	563.7	546.7
Inventories at lower of cost or market	254.5	237.7
Total contracts in process	$3,374.1	$3,270.1

Inventoried Contract Costs.    In accordance with the American Institute of Certified Public Accountants Statement of Position 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1) and the AICPA Audit and Accounting Guide, Audits of Federal Government Contractors, the Company’s inventoried contract costs include general and administrative (G&A) costs, independent research and development (IRAD) costs and bid and proposal (B&P) costs allocated to contracts (revenue arrangements) for which the U.S. Government is the end customer, because they are reimbursable indirect contract costs on revenue arrangements pursuant to the contractual terms of the revenue arrangements and U.S. Government procurement regulations. The Company accounts for the portion of its G&A, IRAD and B&P costs that are allowable indirect costs under U.S. Government procurement regulations on its U.S. Government contracts as inventoried contract costs. These are charged to costs of sales when sales on the related contracts (revenue arrangements) are recognized. The Company’s unallowable portion of its G&A, IRAD and B&P costs for its U.S. Government contractor businesses are expensed as incurred and are not included in inventoried contract costs.

The table below presents a summary of G&A, IRAD and B&P costs included in inventoried contract costs and the changes to them, including amounts charged to cost of sales for U.S. Government contracts for the periods presented.

	Three Months Ended March 31,
	2007	2006
	(in millions)
Amounts included in inventoried contract costs at beginning of the period	$63.9	$55.7
Add: Amounts included in acquired inventoried contract costs	—	0.3
Contract costs incurred(1)	273.5	246.1
Less: Amounts charged to cost of sales during the period	(268.7)	(240.9)
Amounts included in inventoried contract costs at end of the period	$68.7	$61.2

(1)	Incurred costs include IRAD and B&P costs of $63.2 million for the three months ended March 31, 2007 and $54.7 million for the three months ended March 31, 2006.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED condensed CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

The table below presents a summary of selling, general and administrative expenses and research and development expenses for the Company’s commercial businesses, which are expensed as incurred and not included in inventoried contracts costs.

	Three Months Ended March 31,
	2007	2006
	(in millions)
Selling, general and administrative expenses	$60.3	$45.9
Research and development expenses	22.7	18.2
Total	$83.0	$64.1

Inventories at Lower of Cost or Market.    The table below presents the components of Inventories at Lower of Cost or Market.

	March 31, 2007	December 31, 2006
	(in millions)
Raw materials, components and sub-assemblies	$100.2	$97.5
Work in process	108.4	97.3
Finished goods	45.9	42.9
Total	$254.5	$237.7

5.	Goodwill and Identifiable Intangible Assets

Goodwill.    In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (SFAS 141), the Company allocates the cost of business acquisitions to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition (commonly referred to as the purchase price allocation).

During the three months ended March 31, 2007, the Company completed its annual impairment test for the goodwill of each of the Company’s reporting units. The annual impairment test resulted in no impairment losses.

The table below presents the changes in goodwill allocated to the Company’s reportable segments.

	C3ISR	Government Services	AM&M	Specialized Products	Consolidated
	(in millions)
Balance at December 31, 2006	$986.5	$2,272.1	$1,142.8	$3,468.9	$7,870.3
Business acquisitions	(1.4)	(0.2)	(0.9)	6.3	3.8
Foreign currency translation adjustments	0.3	—	2.6	4.1	7.0
Adoption of FIN 48 (see Note 10)	27.0	(15.8)	11.5	(5.9)	16.8
Balance at March 31, 2007	$1,012.4	$2,256.1	$1,156.0	$3,473.4	$7,897.9

The increase of $3.8 million related to business acquisitions is comprised of an increase of $14.6 million for a business acquisition completed during the three months ended March 31, 2007, partially offset by a decrease of $10.8 million relating to completion of final estimates of the fair value for assets acquired and liabilities assumed in connection with certain businesses acquired prior to January 1, 2007 and for final purchase price determinations.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED condensed CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Identifiable Intangible Assets.    Information on the Company’s identifiable intangible assets that are subject to amortization is presented in the table below. The Company has no indefinite-lived identifiable intangible assets.

		March 31, 2007			December 31, 2006
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in Years)	(in millions)				(in millions)
Identifiable intangible assets:
Customer contractual relationships	23.1	$488.6	$68.6	$420.0	$485.0	$60.3	$424.7
Technology	7.2	70.8	25.4	45.4	74.5	22.8	51.7
Other, primarily favorable leasehold interests	8.8	11.4	4.5	6.9	11.1	4.3	6.8
Total	21.3	$570.8	$98.5	$472.3	$570.6	$87.4	$483.2

The Company recorded amortization expense for its identifiable intangible assets of $11.1 million for the three months ended March 31, 2007 and $11.6 million for the three months ended March 31, 2006. Based on gross carrying amounts at March 31, 2007, the Company’s estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2007 through 2011 are presented in the table below.

	Years Ending December 31,
	2007	2008	2009	2010	2011
	(in millions)
Estimated amortization expense	$45.4	$43.5	$45.3	$47.1	$43.6

6.	Other Current Liabilities and Other Liabilities

The table below presents the components of other current liabilities.

	March 31, 2007	December 31, 2006
	(in millions)
Other Current Liabilities:
Accrued product warranty costs	$81.7	$82.8
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	73.9	81.0
Accrued interest	71.5	67.9
Aggregate purchase price payable for acquired businesses	14.4	23.6
Deferred revenues	12.5	8.8
Liabilities for pending and threatened litigation (see Note 12)	133.5	135.8
Other	113.7	109.2
Total other current liabilities	$501.2	$509.1

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED condensed CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

The table below presents the changes in the Company’s accrued product warranty costs.

	Three Months Ended March 31,
	2007	2006
	(in millions)
Accrued product warranty costs:
Balance at January 1	$82.8	$61.8
Acquisitions during the period	—	13.1
Accruals for product warranties issued during the period	8.0	6.5
Accruals for product warranties existing before January 1(1)	0.1	0.5
Settlements made during the period	(9.2)	(8.7)
Balance at March 31	$81.7	$73.2

(1)	Represents changes to estimated product warranty costs related to sales recognized prior to January 1, 2007 and January 1, 2006, respectively.

The table below presents the components of other liabilities.

	March 31, 2007	December 31, 2006
	(in millions)
Other Liabilities:
Non-current income taxes payable (see Note 10)	$191.6	$—
Deferred compensation	71.3	70.7
Non-current portion of net deferred gains from terminated interest rate swap agreements	14.2	15.0
Accrued workers compensation	39.8	37.8
Notes payable and capital lease obligations	11.0	11.2
Unfavorable lease obligations	15.1	17.0
Liabilities for pending and threatened litigation (see Note 12)	5.7	8.2
Other non-current liabilities	120.5	145.2
Total other liabilities	$469.2	$305.1

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED condensed CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

7.	Debt

The components of long-term debt and a reconciliation to the carrying amount of long-term debt are presented in the table below.

	March 31, 2007	December 31, 2006
	(in millions)
L-3 Communications:
Borrowings under Revolving Credit Facility(1)	$—	$—
Borrowings under Term Loan Facility maturing 2010(2)	650.0	650.0
7 5/8% Senior Subordinated Notes due 2012	750.0	750.0
6 1/8% Senior Subordinated Notes due 2013	400.0	400.0
6 1/8% Senior Subordinated Notes due 2014	400.0	400.0
5 7/8% Senior Subordinated Notes due 2015	650.0	650.0
6 3/8% Senior Subordinated Notes due 2015	1,000.0	1,000.0
Subtotal	3,850.0	3,850.0
L-3 Holdings:
3% Convertible Contingent Debt Securities due 2035	700.0	700.0
Principal amount of long-term debt	4,550.0	4,550.0
Less: Unamortized discounts	(14.7)	(15.0)
Carrying amount of long-term debt	$4,535.3	$4,535.0

(1)	The Company’s five-year revolving credit facility, which matures on March 9, 2010, allows for total aggregate borrowings of up to $1.0 billion. At March 31, 2007, available borrowings under the revolving credit facility were $923.3 million after reductions for outstanding letters of credit of $76.7 million. Subsequently, on April 3, 2007, the Company issued a standby letter of credit in the amount of $138.8 million, which reduced the available borrowings under our revolving credit facility by the same amount, as security in connection with a filing of a Notice of Appeal related to an adverse jury verdict previously rendered against the Company. See Note 12.
(2)	The LIBOR based interest rate at March 31, 2007 was 6.22%.

8.	Comprehensive Income

A reconciliation of net income to comprehensive income is presented in the table below.

	Three Months Ended March 31,
	2007	2006
	(in millions)
Net income	$162.1	$138.9
Other comprehensive income (loss):
Foreign currency translation adjustments	7.6	0.5
Unrealized gains (losses) on hedging instruments(1)	5.4	(2.3)
Amortization of net loss and prior service cost, net of credits(2)	1.5	—
Comprehensive income	$176.6	$137.1

(1)	Amounts are net of income taxes of $3.5 million and $1.5 million for the three month periods ended March 31, 2007 and 2006, respectively.
(2)	Amount is net of income taxes of $0.8 million. See Note 13.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED condensed CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

The changes in the accumulated other comprehensive income (loss) balances, net of related tax effects are presented in the table below.

	Foreign currency translation	Unrealized gains (losses) on hedging instruments	Unrecognized losses and prior service cost, net	Total accumulated other comprehensive income (loss)
	(in millions)
Balance at December 31, 2006	$124.7	$(5.4)	$(168.4)	$(49.1)
Period change	7.6	5.4	1.5	14.5
Adoption of SFAS 158 (see Note 13)	—	—	39.8	39.8
Balance at March 31, 2007	$132.3	$—	$(127.1)	$5.2

9.	L-3 Holdings Earnings Per Share

A reconciliation of basic and diluted earnings per share (EPS) is presented in the table below.

	Three Months Ended March 31,
	2007	2006
	(in millions, except per share data)
Basic:
Net income	$162.1	$138.9
Weighted average common shares outstanding	124.7	121.2
Basic earnings per share	$1.30	$1.15
Diluted:
Net income	$162.1	$138.9
Common and potential common shares:
Weighted average common shares outstanding	124.7	121.2
Assumed exercise of stock options	4.6	6.2
Unvested restricted stock awards	0.7	0.4
Employee stock purchase plan contributions	0.5	—
Assumed purchase of common shares for treasury	(4.5)	(4.5)
Common and potential common shares	126.0	123.3
Diluted earnings per share	$1.29	$1.13

L-3 Holdings’ 3% Convertible Contingent Debt Securities (CODES) had no impact on diluted EPS because the average market price of L-3 Holdings common stock for the period was less than $102.16, the price at which the CODES are convertible into L-3 Holdings common stock.

Excluded from the computations of diluted EPS are stock options to purchase L-3 Holdings common stock of 1.7 million shares for the three months ended March 31, 2007 and 1.5 million shares for the three months ended March 31, 2006, because they were anti-dilutive.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED condensed CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

10.    Income Taxes

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109’’ (FIN 48). FIN 48 prescribes (1) a minimum recognition threshold that an income tax benefit arising from an uncertain income tax position taken, or expected to be taken on an income tax return is required to meet before being recognized in the financial statements and (2) the measurement of the income tax benefits recognized from such positions. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result the Company recognized a net decrease in income tax liabilities at January 1, 2007, of $3.9 million for income tax deductions taken on the Company’s income tax returns, which was accounted for as an increase to retained earnings. In addition, the Company reclassified uncertain income tax positions that are not expected to be resolved within one year as non-current income tax liabilities at the balance sheet date. The impact of adopting FIN 48 on the Company’s balance sheet is summarized below.

	Balance at December 31, 2006	FIN 48 Adjustment	Balance at January 1, 2007
	(in millions)
Current deferred tax assets	$224.3	$27.5	$251.8
Goodwill	7,870.3	16.8	7,887.1
Current income taxes payable (refundable)	150.9	(151.2)	(0.3)
Non-current income taxes payable	—	191.6	191.6
Retained earnings	$1,978.5	$3.9	$1,982.4

As of the adoption date, the Company had $328.7 million of unrecognized income tax benefits. Unrecognized income tax benefits are the differences between a tax position taken, or expected to be taken on an income tax return, and the income tax benefit recognized for accounting purposes in the financial statements. Of this amount of unrecognized income tax benefits, $89.0 million would reduce the effective income tax rate, if it were recognized.

The U.S. Federal income tax jurisdiction is the Company’s major tax jurisdiction. The Company’s U.S. Federal income taxes for each of the years ended December 31, 2003 through 2006 remain open to audit and adjustment. During 2007, the Internal Revenue Service (IRS) commenced an audit of the Company’s U.S. Federal income tax returns for the 2004 and 2005 tax years. The audit is currently ongoing and the Company anticipates that the audit will be completed by the end of 2008. In March 2007, the IRS completed a limited scope audit of certain income tax positions taken by the Company on its U.S. Federal income tax returns in connection with two business acquisition transactions that resulted in the Company paying additional U.S. Federal income taxes of $6.6 million. The additional income tax payment was previously accrued as a liability and will not affect the effective income tax rate for 2007. In addition, the Company will recognize a reduction to its provision for income taxes of approximately $5 million during the second quarter of 2007, primarily related to previously accrued interest on estimated income taxes payable that will be reversed because the statute of limitations for the 2002 U.S. Federal income tax return expired in April 2007. The statute of limitations on the Company’s 2003 U.S. Federal income tax return expires in September 2007. The IRS is currently reviewing certain information related to this income tax return, and the Company cannot predict the outcome of this review.

The Company’s accounting policy is to classify interest and penalties on uncertain income tax positions as elements of the provision for income taxes on its financial statements. As of the adoption date, the Company recorded $21.7 million of interest ($13.0 million net of income tax benefits) and $5.5 million of penalties.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED condensed CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

11.    Shareholders’ Equity

In December 2006, the Board of Directors authorized a share repurchase plan. Under the provisions of this plan, the Company was authorized to repurchase and retire up to $500 million of its outstanding shares of L-3 Holdings common stock over the next two years. For the three months ended March 31, 2007, the Company repurchased for $150.8 million, 1,840,523 additional shares at an average price of $81.94 per share. At March 31, 2007, the dollar value of the remaining authorized repurchase program was $323.6 million. All L-3 Holdings common stock repurchased were recorded as treasury shares.

Since April 1, 2007 through May 7, 2007, the Company repurchased an additional 366,900 shares of L-3 Holdings common stock for an aggregate amount of $32.7 million.

On February 6, 2007, L-3 Holdings announced that its Board of Directors had increased L-3 Holdings’ regular quarterly cash dividend by 33% to $0.25 per share. On March 15, 2007, L-3 Holdings paid cash dividends of $31.3 million to shareholders of record at the close of business on February 21, 2007.

On April 24, 2007, L-3 Holdings’ Board of Directors declared a regular quarterly cash dividend of $0.25 per share, payable June 15, 2007 to shareholders of record at the close of business on May 16, 2007.

12.    Commitments and Contingencies

U.S. and Foreign Government Procurement Regulations

A substantial majority of the Company’s revenues are generated from providing products and services under legally binding agreements, or contracts, with U.S. Government and foreign government customers. U.S. Government contracts are subject to extensive legal and regulatory requirements, and, from time to time, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. The Company is currently cooperating with the U.S. Government on several investigations, which are discussed below. The Company does not anticipate that any of these investigations will have a material adverse effect on its consolidated financial position, results of operations or cash flows. However, under U.S. Government procurement regulations, an indictment of the Company by a federal grand jury could result in the Company being suspended for a period of time from eligibility for awards of new government contracts. A conviction could result in debarment from contracting with the federal government for a specified term. In addition, all of the Company’s U.S. Government contracts are subject to audit and various pricing and cost controls, and include standard provisions for termination for the convenience of the U.S. Government or for default and are subject to cancellation if funds for contracts become unavailable. Foreign government contracts generally include comparable provisions relating to termination for the convenience and other procurement matters of the relevant foreign government.

Litigation Matters

The Company has been subject to and is involved in litigation, investigations, proceedings, claims or assessments and various contingent liabilities incidental to its businesses, including those specified below. Furthermore, in certain business acquisitions the Company has assumed some or all claims against, and liabilities of, the acquired business, including both asserted or unasserted claims and liabilities. In particular, in connection with the acquisition of the Titan Corporation (Titan) on July 29, 2005, the Company assumed several pending legal matters and government investigations as further discussed below. In accordance with SFAS No. 5, ‘‘Accounting for Contingencies,’’ the Company records a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability for or, in the case of the OSI Systems, Inc. (OSI) matter, the amount of the verdict (see below). The amount of liabilities recorded for pending and threatened

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED condensed CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

litigation are disclosed in Note 6. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At March 31, 2007 and December 31, 2006, the Company did not record any amounts for recoveries from insurance contracts. The Company believes it has recorded adequate provisions for its litigation matters. The Company reviews these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. An estimate of loss or range of loss is disclosed for a particular litigation matter when such loss can be reasonably estimated. The Company believes that any damage amounts claimed in the specific matters discussed below are not meaningful indicators of potential liability. Although the Company believes that it has valid defenses with respect to legal matters and investigations pending against it, litigation is inherently unpredictable. Therefore, it is possible that the financial position, results of operations or cash flows of the Company could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these contingencies.

CSEL.    The Company’s Interstate Electronics Corporation subsidiary (IEC) is under criminal investigation by the United States Attorney for the Central District of California, Southern Division. The investigation relates to IEC’s role in the Combat Survivor/Evader Locator (CSEL) program, on which IEC is a subcontractor to The Boeing Company (Boeing). IEC provides the global positioning system (GPS) modules to Boeing for the CSEL program. The GPS module includes a complex printed wiring board (PWB) that IEC purchased from two subcontractors. The investigation is focused on the alleged failure to disclose certain supposed manufacturing deficiencies in the PWBs. The Company has conducted an internal investigation of this matter using outside counsel and currently believes that no criminal activity occurred. The Company is cooperating fully with the investigation and has voluntarily recalled all the PWBs and is repairing them as they are received. It is possible that the Government may decide to take either criminal or civil action against IEC. As discussed above, under U.S. Government procurement regulations, the initiation of criminal proceedings against IEC could result in debarment of IEC from contracting with the federal government for a specified term.

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

OSI Systems, Inc.    On November 18, 2002, the Company initiated a proceeding against OSI in the United States District Court sitting in the Southern District of New York seeking, among other things, a declaratory judgment that the Company had fulfilled all of its obligations under a letter of intent with OSI (the Letter of Intent). Under the Letter of Intent, the Company was to negotiate definitive agreements with OSI for the sale to OSI by the Company of certain businesses, which the Company acquired from PerkinElmer, Inc. on June 14, 2002. On February 7, 2003, OSI filed an answer and counterclaims alleging, among other things, that the Company defrauded OSI, breached obligations of fiduciary duty to OSI and breached its obligations under the Letter of Intent. Under the Letter of Intent, the Company proposed selling to OSI the conventional detection business and the ARGUS business that the Company acquired from PerkinElmer, Inc. Negotiations lasted for almost one year and ultimately broke down over issues regarding, among other things, intellectual property, product-line definitions, allocation of employees and due diligence. On May 24, 2006, a jury found in favor of OSI and awarded OSI $125.6 million in damages, including awards of $33.0 million for compensatory damages and $92.6 million for punitive damages. As a result of the jury verdict in May 2006, the Company recorded a $129.0 million litigation charge in connection with this litigation, which is accrued as a current liability, and included an estimate for external legal costs incurred through June 30, 2006. Thereafter, the Company filed a Motion for Judgment Notwithstanding the Verdict. The trial court denied the Company’s Motion on February 23, 2007. The trial court also denied OSI’s claim for a constructive trust and prejudgment interest. The Company filed a Notice of Appeal with the U.S. Court of Appeals for the Second Circuit on March 29, 2007. OSI filed a Notice of Appeal in respect of its claim for a constructive trust and prejudgment interest on April 11, 2007.

Bashkirian Airways.    On July 1, 2004, lawsuits were filed on behalf of the estates of 31 Russian children in the state courts of Washington, Arizona, California, Florida, New York and New Jersey against Honeywell, Honeywell TCAS, the Company, ACSS, Thales USA and Thales France. The suits are based on facts arising out of the crash over southern Germany of Bashkirian Airways Tupelov TU 154M aircraft and a DHL Boeing 757 cargo aircraft. On-board the Tupelov aircraft were 9 crew members and 60 passengers, including 45 children. The Boeing aircraft carried a crew of two. Both aircraft were equipped with Honeywell/ACSS Model 2000, Change 7 Traffic Collision and Avoidance Systems (TCAS). Sensing the other aircraft, the on-board DHL TCAS instructed the DHL pilot to descend, and the Tupelov on-board TCAS instructed the Tupelov pilot to climb. However, the Swiss air traffic controller ordered the Tupelov pilot to descend. The Tupelov pilot disregarded the on-board TCAS and put the Tupelov aircraft into a descent striking the DHL aircraft in midair at approximately 35,000 feet. All crew and passengers of both planes were lost. Investigations by the National Transportation Safety Board after the crash revealed that both TCAS units were performing as designed. The suits allege negligence and strict product liability based upon the design of the units and the training provided to resolve conflicting commands and seek compensatory damages. The Company’s insurers have accepted defense of the matter and retained counsel. The matters were consolidated in the Federal Court in New Jersey, which has

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED condensed CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

dismissed the actions on the basis of forum non conveniens. The plaintiffs filed a complaint on April 23, 2007 with the Barcelona Court’s Registry in Spain.

Lockheed Martin Aircrew Training and Rehearsal Support (ATARS ).    Lockheed Martin Corporation (Lockheed) filed an amended lawsuit on April 6, 2006 in the U.S. District Court for the Middle District of Florida to include the Company as a party, as well as Mediatech, Inc. (Mediatech) and three individuals alleging that the Company’s Link Simulation and Training division (Link) conspired with Mediatech and the three individuals, who are former Lockheed employees, to obtain Lockheed proprietary data to help Link win the impending recompetition of the Aircrew Training and Rehearsal Support (ATARS) program. Lockheed is the existing prime contractor on the current ATARS program. Thereafter, Lockheed filed a Second Amended Complaint on August 21, 2006, which attempted to cure the deficiencies in their Computer Fraud and Abuse Act claims (CFAA Claims). The three individuals and the Company moved to dismiss the re-plead CFAA claims on September 8, 2006. The Court dismissed all of the CFAA claims, with the exception of one count as to the Company and one individual. Discovery in the litigation is ongoing.

In a related matter, on June 16, 2006, the Company received a letter from the Department of the Air Force Suspension and Debarment Authorities inquiring as to the Lockheed allegations and the Company’s present responsibility for Government contracting. Outside counsel continues to meet with the Department of the Air Force and respond to its inquiries. One of the former Lockheed employees has been debarred and a similar debarment action against another former Lockheed employee is pending. The debarment official has not indicated that it is considering taking any action against Link.

In another related matter, the Company received a Grand Jury Subpoena, in November 2006, relating to an investigation being conducted by the United States Attorney for the Middle District of Florida, Orlando Division, into Lockheed’s allegations. The Subpoena requests the production of documents. The Company is cooperating fully with the Government.

Government Investigation of Titan.    In October 2002, Titan received a grand jury subpoena from the Antitrust Division of the Department of Justice (DoJ) requesting the production of documents relating to information technology services performed for the U.S. Air Force at Hanscom Air Force Base in Massachusetts and Wright-Patterson Air Force Base in Ohio. Titan has been informed that other companies who have performed similar services have received subpoenas as well. On September 20, 2006, counsel for the Company was informed by the New York Field Office of the Department of Justice Criminal Antitrust Division that it is considering indictment of L-3 Communications Titan Corporation (L-3 Titan) for certain antitrust violations. Additionally, a former Titan employee (and current L-3 Titan employee) received a letter from the DoJ indicating that he is a target of the investigation.

If the Field Office recommends indictments then, under normal DoJ procedures, L-3 Titan will be afforded an opportunity to make a presentation to the Criminal Antitrust Division in Washington, D.C., before DoJ acts on the Field Office’s recommendation. It is not known whether DoJ will recommend an indictment of L-3 Titan or the targeted employee. If an indictment against L-3 Titan occurs, the potential exists that it could be suspended or debarred from conducting business with the U.S. Government.

Rainbownet.    On July 12, 2006, Rainbownet Limited filed a Request for Arbitration with the International Chamber of Commerce against the Company alleging that the Company’s Primewave division sold defective telecommunications equipment to Rainbownet for installation in Nigeria. Rainbownet is alleging breach of contract and is seeking approximately $17.5 million in damages. The Company filed an answer denying the allegations in the complaint and a counterclaim for $1.6 million for non-payment of sales invoices. No arbitration date has been set.

Derivative Actions.    On August 18, 2006, Arnold Wandel filed a shareholder derivative complaint in the United States District Court for the Southern District of New York against the Company’s directors and certain current and former officers. The complaint alleges, among other things, violations of certain

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED condensed CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

federal securities laws and breach of fiduciary duty in connection with certain of the Company’s historical stock option grants and disclosures. The complaint seeks monetary damages, disgorgement of certain stock options and any proceeds of certain stock options, equitable relief and an award of fees and expenses. On October 20, 2006, the Company filed a motion to dismiss the action on procedural grounds.

On January 10, 2007, Jonathan L. Davis filed a shareholder derivative complaint in the United States District Court for the Southern District of New York against the Company’s directors and certain current and former officers. The complaint is very similar to the Wandel action, and alleges, among other things, violations of certain federal securities laws and breach of fiduciary duty in connection with certain of the Company’s historical stock option grants and disclosures. The complaint seeks monetary damages, disgorgement of certain stock options and any proceeds of certain stock options, equitable relief and an award of fees and expenses. This matter has been stayed until May 21, 2007.

On March 23, 2007, Joshua Teitelbaum filed a shareholder derivative complaint in the Delaware Court of Chancery against the Company’s directors and certain current and former officers. The complaint, also similar to the Wandel action, alleges, among other things, breach of fiduciary duty in connection with certain of the Company’s historical stock option grants and disclosures. The complaint seeks monetary damages, disgorgement, equitable relief and an award of fees and expenses. On April 30, 2007 the Company filed a motion to dismiss or stay the action.

Class Action.    On November 20, 2006, Indiana Electrical Workers Pension Trust Fund, IBEW filed a class action complaint in the Supreme Court of New York, County of New York against the Company and certain current and former directors and officers. The complaint alleges breach of fiduciary duty in connection with disclosures concerning the Company’s stock options award practices. The complaint seeks monetary damages, rescission of the 2004 amendment to the 1999 Long Term Performance Plan, equitable relief, and that fees and expenses be awarded. The Company and other defendants filed a notice of removal of this action to the United States District Court for the Southern District of New York on January 9, 2007, and a motion to dismiss pursuant to the Securities Litigation Uniform Standards Act on January 11, 2007. On February 8, 2007, the plaintiff filed a motion to remand the action to New York State court. The motion to dismiss and the motion to remand are pending.

CyTerra Government Investigation.    On November 14, 2006, CyTerra was served with a subpoena by the Department of Defense Office of the Inspector General. This subpoena followed interviews at several employees’ homes by the U.S. Army Criminal Investigation Command. Subpoenas have also been served on several CyTerra subcontractors and vendors. Based on the documents requested and the questions asked at the employee interviews, we believe that the Government’s investigation is focused on cost and pricing issues for the time period before L-3 acquired CyTerra. The Company believes that it is entitled to indemnification for any course of defense related to this matter and has made a claim against the escrow under the purchase agreement by which the Company acquired CyTerra. The Company acquired CyTerra on March 21, 2006.

SEC Inquiry

In March 2007, the Company was contacted by the U.S. Securities and Exchange Commission, Enforcement Division, requesting that the Company provide certain information relating to its previously disclosed review of its past stock option granting practices. The Company is voluntarily providing the requested information and continues to fully cooperate with the government. For a discussion of the Company’s review of its past stock option granting practices, see Note 3 to the Company’s consolidated financial statements for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K.

13.    Pensions and Other Employee Benefits

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED condensed CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

(SFAS 158). The Company adopted the recognition provisions of SFAS 158 in its consolidated financial statements for the year ended December 31, 2006. See Note 17 to the Company’s audited consolidated financial statements for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K for a discussion of the recognition provisions of SFAS 158. For the three months ended March 31, 2007, the Company recognized as components of net periodic benefit cost $2.3 million of the amount of net losses and prior service costs recognized in accumulated other comprehensive income at December 31, 2006. In addition, SFAS 158 requires the Company to measure pension and postretirement benefit plan assets and benefit obligations as of December 31, beginning no later than the year ending December 31, 2008. The Company has adopted a December 31 measurement date for the year ending December 31, 2007. Previously, the Company used a November 30 measurement date for its pension and post-retirement benefit plans. Due to the change in the measurement date, retained earnings decreased by $5.0 million and accumulated other comprehensive income increased by $39.8 million, after income taxes. The change in the measurement date did not affect the Company’s results of operations or cash flows.

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans.

	Pension Plans		Postretirement Benefit Plans
	Three Months Ended March 31,
	2007	2006	2007	2006
	(in millions)
Components of net periodic benefit cost:
Service cost	$24.7	$22.5	$1.6	$1.5
Interest cost	23.7	21.3	2.5	2.4
Expected return on plan assets	(27.9)	(22.7)	(0.5)	(0.4)
Amortization of prior service costs (credit)	0.7	0.7	(1.0)	(1.0)
Amortization of net losses	2.3	4.8	0.3	0.2
Net periodic benefit cost	$23.5	$26.6	$2.9	$2.7

Contributions.    For the year ending December 31, 2007, the Company currently expects to contribute cash of between $70.0 million and $90.0 million to its pension plans, of which $2.0 million was contributed during the three months ended March 31, 2007. For the year ending December 31, 2007, the Company currently expects to contribute approximately $9.5 million of cash to its postretirement benefits plans, of which $1.6 million was contributed during the three months ended March 31, 2007.

14.    Supplemental Cash Flow Information

The table below presents the Company’s supplemental cash flow information.

	Three Months Ended March 31,
	2007	2006
	(in millions)
Interest paid	$67.0	$66.8
Income tax payments	20.9	9.3
Income tax refunds	—	2.1

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED condensed CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

15.    Segment Information

The Company has four reportable segments, which are described in Note 1. The tables below present net sales, operating income, depreciation and amortization, and total assets for each reportable segment.

	Three Months Ended March 31,
	2007	2006
	(in millions)
Net Sales
C3ISR	$556.1	$469.7
Government Services	1,035.8	906.2
AM&M	636.9	561.8
Specialized Products	1,100.3	988.8
Elimination of intercompany sales	(29.4)	(22.7)
Consolidated total	$3,299.7	$2,903.8
Operating Income
C3ISR	49.7	53.5
Government Services	92.1	76.8
AM&M	62.2	51.4
Specialized Products	122.1	106.7
Consolidated total	$326.1	$288.4
Depreciation and amortization
C3ISR	9.4	7.7
Government Services	8.0	8.6
AM&M	6.8	6.2
Specialized Products	25.5	22.1
Consolidated total	$49.7	$44.6

	March 31, 2007	December 31, 2006
	(in millions)

Total Assets
C3ISR	$1,745.5	$1,707.1
Government Services	3,410.7	3,333.6
AM&M	1,906.4	1,873.4
Specialized Products	5,721.6	5,660.4
Corporate	680.0	712.2
Consolidated total	$13,464.2	$13,286.7

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED condensed CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

16.    Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes (1) a common definition for fair value to be applied to generally accepted accounting principles requiring use of fair value, (2) a framework for measuring fair value and (3) expands the related disclosure requirements about fair value measurements. This accounting standard is effective for the Company beginning January 1, 2008. SFAS 157 is not expected to have a material effect on the Company’s financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure eligible items at fair value at specific election dates (fair value option). Unrealized gains and losses on items for which the fair value option is elected shall be reported in earnings at each subsequent reporting period. This accounting standard is effective for the Company beginning January 1, 2008. SFAS 159 is not expected to have a material effect on the Company’s financial position, results of operations and cash flows.

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

The following unaudited condensed combining financial information presents the results of operations, financial position and cash flows of: (1) L-3 Holdings, excluding L-3 Communications and its consolidated subsidiaries, (2) L-3 Communications, excluding its consolidated subsidiaries (the ‘‘Parent’’), (3) the Guarantor Subsidiaries, (4) the Non-Guarantor Subsidiaries and (5) the eliminations to arrive at the information for L-3 Communications on a consolidated basis.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED condensed CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
		(in millions)
Condensed Combining Balance Sheets:
At March 31, 2007:
Current Assets:
Cash and cash equivalents	$—	$250.0	$(39.7)	$176.8	$—	$387.1
Contracts in process	—	750.1	2,090.0	534.0	—	3,374.1
Other current assets	—	291.8	46.2	19.4	—	357.4
Total current assets	—	1,291.9	2,096.5	730.2	—	4,118.6
Goodwill	—	959.9	5,765.7	1,172.3	—	7,897.9
Other assets	13.5	384.9	883.5	179.3	(13.5)	1,447.7
Investment in and amounts due from consolidated subsidiaries	6,097.4	8,863.0	1,587.5	10.3	(16,558.2)	—
Total assets	$6,110.9	$11,499.7	$10,333.2	$2,092.1	$(16,571.7)	$13,464.2
Current liabilities	$—	$751.8	$1,006.3	$509.4	$—	$2,267.5
Other long-term liabilities	—	801.7	255.4	105.8	—	1,162.9
Long-term debt	700.0	4,535.3	—	—	(700.0)	4,535.3
Minority interests	—	—	—	87.6	—	87.6
Shareholders’ equity	5,410.9	5,410.9	9,071.5	1,389.3	(15,871.7)	5,410.9
Total liabilities and shareholders’ equity	$6,110.9	$11,499.7	$10,333.2	$2,092.1	$(16,571.7)	$13,464.2
At December 31, 2006:
Current Assets:
Cash and cash equivalents	$—	$303.2	$(99.8)	$144.8	$—	$348.2
Contracts in process	—	764.6	1,989.2	516.3	—	3,270.1
Other current assets	—	247.7	46.7	17.1	—	311.5
Total current assets	—	1,315.5	1,936.1	678.2	—	3,929.8
Goodwill	—	987.4	5,706.1	1,176.8	—	7,870.3
Other assets	14.3	441.7	865.9	179.0	(14.3)	1,486.6
Investment in and amounts due from consolidated subsidiaries	5,991.6	8,582.1	1,727.0	46.5	(16,347.2)	—
Total assets	$6,005.9	$11,326.7	$10,235.1	$2,080.5	$(16,361.5)	$13,286.7
Current liabilities	$—	$879.2	$1,005.3	$491.9	$—	$2,376.4
Other long-term liabilities	—	606.6	259.5	119.0	—	985.1
Long-term debt	700.0	4,535.0	—	—	(700.0)	4,535.0
Minority interests	—	—	—	84.3		84.3
Shareholders’ equity	5,305.9	5,305.9	8,970.3	1,385.3	(15,661.5)	5,305.9
Total liabilities and shareholders’ equity	$6,005.9	$11,326.7	$10,235.1	$2,080.5	$(16,361.5)	$13,286.7

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED condensed CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
		(in millions)
Condensed Combining Statement of Operations:
For the three months ended March 31, 2007:
Net sales	$—	$609.0	$2,253.0	$453.8	$(16.1)	$3,299.7
Cost of sales	—	531.0	2,056.8	401.9	(16.1)	2,973.6
Operating income	—	78.0	196.2	51.9	—	326.1
Interest and other (income) expense, net	—	(4.9)	(0.7)	(1.2)	1.7	(5.1)
Interest expense	6.1	72.5	0.2	2.0	(7.8)	73.0
Minority interests in net income of consolidated subsidiaries	—	—	—	2.7	—	2.7
Income before income taxes	(6.1)	10.4	196.7	48.4	6.1	255.5
Provision (benefit) for income taxes	(2.2)	3.2	72.4	17.8	2.2	93.4
Equity in net income of consolidated subsidiaries	166.0	154.9	—	—	(320.9)	—
Net income	$162.1	$162.1	$124.3	$30.6	$(317.0)	$162.1
For the three months ended March 31, 2006:
Net sales	$—	$673.2	$1,882.3	$351.6	$(3.3)	$2,903.8
Cost of sales	—	587.7	1,707.1	323.9	(3.3)	2,615.4
Operating income	—	85.5	175.2	27.7	—	288.4
Interest and other (income) expense, net	—	(8.5)	(0.1)	(1.1)	3.8	(5.9)
Interest expense	6.2	71.3	0.3	4.1	(10.0)	71.9
Minority interests in net income of consolidated subsidiaries	—	—	—	2.3	—	2.3
Income before income taxes	(6.2)	22.7	175.0	22.4	6.2	220.1
Provision (benefit) for income taxes	(2.3)	8.3	64.6	8.3	2.3	81.2
Equity in net income of consolidated subsidiaries	142.8	124.5	—	—	(267.3)	—
Net income	$138.9	$138.9	$110.4	$14.1	$(263.4)	$138.9

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED condensed CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3 Holdings	L-3 Communications (Parent)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
		(in millions)
Condensed Combining Statements of Cash Flow:
For the three months ended March 31, 2007:
Operating activities
Net cash from operating activities	$—	$26.8	$155.7	$41.4	$—	$223.9
Investing activities:
Business acquisitions, net of cash acquired	—	(22.0)	—	—	—	(22.0)
Other investing activities	139.2	(5.5)	(17.8)	(3.9)	(139.2)	(27.2)
Net cash used in investing activities	139.2	(27.5)	(17.8)	(3.9)	(139.2)	(49.2)
Financing activities:
Net cash from financing activities	(139.2)	(52.5)	(77.8)	(5.5)	139.2	(135.8)
Net increase (decrease) in cash	—	(53.2)	60.1	32.0	—	38.9
Cash and cash equivalents, beginning of the year	—	303.2	(99.8)	144.8	—	348.2
Cash and cash equivalents, end of the period	$—	$250.0	$(39.7)	$176.8	$—	$387.1
For the three months ended March 31, 2006:
Operating activities
Net cash from operating activities	$—	$18.7	$109.3	$54.9	$4.6	$187.5
Investing activities:
Business acquisitions, net of cash acquired	—	(412.0)	—	—	—	(412.0)
Other investing activities	(28.4)	(6.9)	(14.1)	(4.2)	28.4	(25.2)
Net cash used in investing activities	(28.4)	(418.9)	(14.1)	(4.2)	28.4	(437.2)
Financing activities:
Net cash from financing activities	28.4	122.4	(80.9)	(13.1)	(28.4)	28.4
Net increase (decrease) in cash	—	(277.8)	14.3	37.6	4.6	(221.3)
Cash and cash equivalents, beginning of the year	—	358.2	4.7	100.7	(69.7)	393.9
Cash and cash equivalents, end of the period	$—	$80.4	$19.0	$138.3	$(65.1)	$172.6

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Section Roadmap

The financial section includes management’s discussion and analysis (MD&A), our unaudited condensed consolidated financial statements and notes to those financial statements. The MD&A can be found on pages 25 to 34, the unaudited condensed financial statements and related notes can be found on pages 1 to 24. The following table is designed to assist in your review of MD&A.

Topic	Location
Overview and Outlook
L-3’s Business	Page 25
Key Performance Measures	Page 26
Business Acquisitions	Page 27
Results of Operations, including business segments	Page 27 - 31
Liquidity and Capital Resources:
Anticipated Sources of Cash Flow	Page 31
Balance Sheet	Page 31 - 32
Statement of Cash Flows	Page 33 - 34
Legal Proceedings and Contingencies	Page 34

Overview and Outlook

L-3’s Business

L-3 is a prime system contractor in aircraft modernization and maintenance, Command, Control, Communications, Intelligence, Surveillance and Reconnaissance (C3ISR) systems and government services. L-3 is also a leading provider of high technology products, subsystems and systems. Our customers include the U.S. Department of Defense (DoD) and its prime contractors, the U.S. Department of Homeland Security (DHS), U.S. Government intelligence agencies, major aerospace and defense contractors, allied foreign government ministries of defense, commercial customers and certain other U.S. federal, state and local government agencies. Our sales to the DoD represented approximately 73% of our total sales in 2006. Our remaining sales in 2006 were composed of approximately 7% to non-DoD U.S. Government customers, including federal, state and local agencies, approximately 7% to allied foreign governments, and approximately 13% to commercial customers, both domestic and foreign.

We have the following four reportable segments:    (1) C3ISR, (2) Government Services, (3) Aircraft Modernization and Maintenance (AM&M), and (4) Specialized Products. Financial information for our reportable segments is included in Note 15 to our unaudited condensed consolidated financial statements.

The C3ISR reportable segment provides products and services for the global ISR market and secure networked communication systems and equipment. We believe that these products and services are critical elements for a substantial number of major command, control, communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring and dissemination functions of these communication systems. The Government Services reportable segment provides communications systems support and engineering services, information technology services, teaching and training services, leadership development, logistics support, intelligence support and analysis and other technical services. The AM&M reportable segment provides specialized aircraft modernization, upgrades and sustainment, maintenance and logistics support services. The Specialized Products reportable segment provides a broad range of products, including power and control systems, microwave components, simulation and training, electro-optic/infrared (EO/IR) products, precision engagement, aviation and display products, telemetry products, security and detection systems, combat propulsion systems and undersea warfare products.

Key Performance Measures

The key financial performance measures that L-3 uses to manage its businesses and monitor results of operations are sales growth and operating margin. We define organic sales growth as the increase or decrease in sales for the current period compared to the prior period, excluding sales in the current period from business acquisitions that have been included in L-3’s actual results of operations for less than twelve months. Combined, these financial performance measures are the primary drivers of L-3’s operating income, earnings and net cash from operating activities. We define operating margin as operating income as a percentage of sales. L-3’s business strategy continues to be focused on increasing sales from organic growth and select business acquisitions that add new products, technologies, programs or customers in areas that complement L-3’s existing businesses. The larger portion of our historical sales growth has been from business acquisitions. We made our largest acquisition on July 29, 2005, when we acquired The Titan Corporation (Titan) for a purchase price of approximately $2.8 billion. We expect that our sales growth from business acquisitions will decline from our historical levels for the foreseeable future. The aggregate size of our most recent business acquisitions are not as large as Titan, and we do not expect to acquire businesses as large as Titan in the foreseeable future.

Sales Growth.    For the five years ended December 31, 2006, our compounded annual growth rate for our consolidated sales was 32.8% and our average annual organic sales growth was approximately 11%. Sales growth for the three months ended March 31, 2007 (2007 First Quarter) was 13.6%, including organic sales growth of 9.1%, and sales growth from business acquisitions of 4.5%.

Our World Wide Linguist Support Services contract (Linguist Contract) with the U.S. Army generated sales of $174 million for the 2007 First Quarter. In March 2007, the U.S. Army amended the Linguist Contract. The amendment provides for three contract options, each with a three-month period of performance. The first option was exercised extending the contract to June 9, 2007.  As previously disclosed, the U.S. Army did not select our proposal for the Translation and Interpretation Management Services (TIMS) contract, and, on December 22, 2006, we filed a protest with the U.S. Government Accountability Office (GAO).  On March 29, 2007, our protest challenging the evaluation and selection decision for the TIMS contract was sustained by the GAO. The U.S. Army has 60 days to respond to the GAO’s recommendation. The U.S. Army has asked the GAO to reconsider its decision. The TIMS contract is the successor contract to the Linguist Contract to provide translators and linguists in support of the U.S. military operations in Iraq. We can provide no assurances about the outcome of our protest of the TIMS contract and whether the Linguist Contract will be extended beyond June 9, 2007.

We, as most U.S. defense contractors, have benefited from the upward trend in overall DoD spending over recent years. The Bush Administration’s fiscal year 2008 DoD budget request, including a fiscal year 2008 Global War on Terror (GWOT) supplemental request and the President’s five-year Defense Plan, indicates a slower rate of growth is unlikely until after 2008. We believe that our businesses should be able to continue to generate organic sales growth after 2008 as we anticipate the defense budget will continue its focus on areas that match certain of the core competencies of L-3: C3ISR, precision-guided weapons, network-centric communications, special operations forces (SOF), government services and training and simulation. Additionally, the increased DoD spending during recent years has included supplemental appropriations for military operations in Iraq, Afghanistan and the GWOT.

Operating Margin.    Our operating margin was 9.9% for the 2007 First Quarter and the three months ended March 31, 2006 (2006 First Quarter). As described more fully in Reportable Segment Results of Operations, operating margins improved in three of the company’s business segments resulting from improved contract performance, higher sales volume and lower indirect costs. The improvements were primarily offset by lower margins in the C3ISR segment primarily due to lower secure terminal equipment (STE) sales and higher development costs for new products. Over the next year, we expect to generate modest improvements in operating margin as we expect to continue to increase sales volume, reduce indirect costs and improve our overall contract performance. However, future business acquisitions and future new business, including the Linguist Contract if extended, could reduce our future operating margins, if they have margins lower than L-3’s existing operating margin. One of our business objectives is to sustainably grow operating income, earnings and cash flow, and improving operating margins is a primary consideration for achieving this growth, but it is not the only consideration.

Business Acquisitions

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 summarizes the business acquisitions that we completed through the end of last year. Also see Note 3 to our unaudited condensed consolidated financial statements contained in this quarterly report. During the 2007 First Quarter, we used $22.0 million of cash in the aggregate to acquire a business and pay the remaining contractual purchase price for our TRL Electronics plc (TRL) acquisition.

All of our business acquisitions are included in our consolidated results of operations from their dates of acquisition. We regularly evaluate potential business acquisitions. On May 4, 2007, we acquired Global Communication Solutions, Inc. (GCS) with cash on hand. GCS has annual sales of approximately $90 million.

Results of Operations

The following information should be read in conjunction with our unaudited condensed consolidated financial statements contained in this quarterly report. Our results of operations for the periods presented can be affected significantly by our business acquisitions. See Note 4 to our audited consolidated financial statements for the year ended December 31, 2006, included in our Annual Report on Form 10-K, for a discussion of our 2006 business acquisitions and Note 3 to our unaudited condensed consolidated financial statements for the 2007 First Quarter, included in this report for a discussion of our business acquisitions during the 2007 First Quarter.

Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006

Consolidated Results of Operations

The table below provides selected financial data for L-3 for the 2007 First Quarter and 2006 First Quarter.

	Three Months Ended March 31,
	2007	2006
	($ in millions, except per share data)
Net sales	$3,299.7	$2,903.8
Operating income	$326.1	$288.4
Operating margin	9.9%	9.9%
Interest and other income, net	$5.1	$5.9
Interest expense	$73.0	$71.9
Effective income tax rate	36.6%	36.9%
Net income	$162.1	$138.9
Diluted shares	126.0	123.3
Diluted earnings per share	$1.29	$1.13

Net sales:    For the 2007 First Quarter, consolidated net sales increased by $395.9 million, or 13.6%, to $3,299.7 million, compared to consolidated net sales of $2,903.8 million for the 2006 First Quarter. Consolidated organic sales growth of 9.1%, or $265.4 million, was driven primarily by strong demand for government services, aircraft modernization, base support operations, intelligence, surveillance and reconnaissance (ISR) systems, secure networked communications products and several specialized products, including power and control systems, propulsion systems, EO/IR and precision engagement products. The increase in consolidated net sales from acquired businesses was $130.5 million, or 4.5%. Sales from services increased by $137.2 million to $1,704.8 million for the 2007 First Quarter, compared to $1,567.6 million. The increase in service sales was primarily due to organic sales growth in the Government Services reportable segment. Sales from products increased by $258.7 million to $1,594.9 million for the 2007 First Quarter, compared to $1,336.2 million. The increase in product sales was primarily due to organic sales growth in several product areas in the Specialized Products and C3ISR reportable segments. See the reportable segment discussions below for a quantitative analysis of our organic sales growth.

Operating income and operating margin:    Consolidated operating income increased by $37.7 million, or 13.1%, to $326.1 million for the 2007 First Quarter, compared to $288.4 million for the 2006 First Quarter. Operating margin remained at 9.9%. Operating margins improved in three of our business segments resulting from improved contract performance, higher sales volume and lower indirect costs. The improvements were primarily offset by lower margins in the C3ISR segment primarily due to lower secure terminal equipment (STE) sales and higher development costs for new products. The changes in operating margin are further explained in our reportable segment results discussed below.

Interest and other income, net:    Interest and other income was $5.1 million for the 2007 First Quarter, compared to $5.9 million for the 2006 First Quarter. The 2006 First Quarter included $4 million of interest income on the settlement of a claim.

Interest expense:    Interest expense for the 2007 First Quarter increased by $1.1 million, or 1.5%, to $73.0 million, compared to $71.9 million for the 2006 First Quarter.

Effective income tax rate:    The effective income tax rate for the 2007 First Quarter decreased to 36.6% from 36.9% for the 2006 First Quarter primarily due to the retroactive enactment of the U.S. Federal income tax credits for research and experimentation activities in the fourth quarter of 2006.

Diluted Shares Outstanding:    Diluted shares outstanding for the 2007 First Quarter increased by 2.7 million shares to 126.0 million shares from 123.3 million shares for the 2006 First Quarter. The increase was primarily due to more shares of common stock outstanding because of shares issued in connection with our various employee stock based compensation programs and contributions to employee savings plans made in common stock. These increases were partially offset by purchases of common stock in connection with our share repurchase program that was authorized by L-3’s Board of Directors in December 2006.

Diluted earnings per share and net income:    Diluted EPS increased by $0.16, or 14.2%, to $1.29 per share for the 2007 First Quarter, compared to $1.13 per share for the 2006 First Quarter. Net income for the 2007 First Quarter increased by $23.2 million, or 16.7%, to $162.1 million, compared to $138.9 million for the 2006 First Quarter.

Reportable Segment Results of Operations

The table below presents selected data by reportable segment reconciled to consolidated totals. See Note 15 to our unaudited condensed consolidated financial statements contained in this quarterly report for our reportable segment data.

	Three Months Ended March 31,
	2007	2006
	(dollars in millions)
Net sales:(1)
C3ISR	$553.8	$466.7
Government Services	1,028.0	898.8
AM&M	636.9	561.8
Specialized Products	1,081.0	976.5
Consolidated net sales	$3,299.7	$2,903.8
Operating income:
C3ISR	$49.7	$53.5
Government Services	92.1	76.8
AM&M	62.2	51.4
Specialized Products	122.1	106.7
Consolidated operating income	$326.1	$288.4
Operating margin:
C3ISR	9.0%	11.5%
Government Services	9.0%	8.5%
AM&M	9.8%	9.1%
Specialized Products	11.3%	10.9%
Consolidated operating margin	9.9%	9.9%

(1)	Net sales are after intersegment eliminations.

C3ISR

	Three Months Ended March 31,		Increase / (decrease)
	2007	2006
Net sales	$553.8	$466.7	$87.1
Operating income	49.7	53.5	(3.8)
Operating margin	9.0%	11.5%	(2.5	)ppts

C3ISR net sales for the 2007 First Quarter increased by 18.7% compared to the 2006 First Quarter. Organic sales growth was $58.8 million, or 12.6%, reflecting an increase in sales of $64.7 million, primarily related to strong demand from the DoD for secure networked communications products and ISR systems. This increase was partially offset by lower sales volume of $5.9 million for STE, a product with declining demand as it continues to approach full deployment in the marketplace. The increase in net sales from acquired businesses was 6.1%, primarily due to the acquisition of TRL on July 12, 2006.

C3ISR operating income for the 2007 First Quarter decreased by 7.1% compared to the 2006 First Quarter, primarily due to lower operating margin, which was partially offset by higher sales volume. Operating margin for the 2007 First Quarter decreased by 2.8 percentage points, primarily due to a decrease in higher margin STE sales, increased sales volume on contracts with greater material content and complex work scope which generated lower margin, and higher development costs for new secure communications products. These decreases were partially offset by the TRL acquired business, which increased operating margin by 0.3 percentage points.

Government Services

	Three Months Ended March 31,		Increase / (decrease)
	2007	2006
Net Sales	$1,028.0	$898.8	$129.2
Operating income	92.1	76.8	15.3
Operating margin	9.0%	8.5%	0.5	ppts

Government Services net sales for the 2007 First Quarter increased by 14.4% compared to the 2006 First Quarter. Organic sales growth was $129.0 million, or 14.4%, primarily due to (1) increased sales volume of $82.1 million on existing contracts and recent new business awards for linguist, intelligence, training, and law enforcement services to support the U.S. military operations in Iraq and Afghanistan as well as the broader global war on terrorism and (2) $46.9 million of higher sales for communication software support, systems engineering, and other technical services to support U.S. Army communications and surveillance activities, and enterprise information technology support services for the U.S. Special Operation Forces Command because of growth on existing contracts and a recent new contract award.

Government Services operating income for the 2007 First Quarter increased by 19.9% compared to the 2006 First Quarter. The increase in operating income was primarily due to higher sales volume and higher operating margin. Operating margin increased by 0.5 percentage points due to improved contract performance and lower indirect costs.

Aircraft, Modernization and Maintenance (AM&M)

	Three Months Ended March 31,		Increase / (decrease)
	2007	2006
Net sales	$636.9	$561.8	$75.1
Operating income	62.2	51.4	10.8
Operating margin	9.8%	9.1%	0.7	ppts

AM&M net sales for the 2007 First Quarter increased by 13.4% compared to the 2006 First Quarter. Organic sales growth was $42.8 million, or 7.6%, driven primarily by increased volume of $61.3 million for base support operations related to continued support of U.S. military operations in Iraq and Afghanistan, growth in the Canadian Maritime Helicopter Program, and recent new business awards to maintain U.S. Navy E-6B aircraft and to modify C-130 aircraft for certain foreign government customers. These increases were partially offset by a decline of $18.5 million in aircraft support services sales, primarily due to a competitive loss of a contract in June 2006 to provide maintenance and support services for U.S. Navy fixed-wing training aircraft. The increase in net sales from acquired businesses was 5.8%, primarily due to the acquisition of Crestview Aerospace Corporation on June 29, 2006.

AM&M operating income for the 2007 First Quarter increased by 21.0% compared to the 2006 First Quarter. The increase in operating income was due to higher sales and higher operating margin. Operating margin increased by 0.9 percentage points, primarily due to improved performance on certain aircraft modernization contracts, partially offset by severance costs of $2 million related to certain administrative consolidation activities that began in the fourth quarter of 2006. The increase in margin was partially offset by acquired businesses, which reduced operating margin by 0.2 percentage points.

Specialized Products

	Three Months Ended March 31,		Increase / (decrease)
	2007	2006
Net sales	$1,081.0	$976.5	$104.5
Operating income	122.1	106.7	15.4
Operating margin	11.3%	10.9%	0.4	ppts

Specialized Products net sales for the 2007 First Quarter increased by 10.7% compared to the 2006 First Quarter. The increase in net sales from acquired businesses was 7.1%, mainly due to the acquisitions of SAM Electronics GmbH (SAM) on January 31, 2006, and SSG Precision Optronics, Inc. and Nautronix Defence Group on June 1, 2006. Organic sales growth was $34.8 million, or 3.6%, primarily due to higher sales volume of (1) $31.3 million for power and control systems products due to recent new business awards from the U.S. Navy for power conversion and switching products and higher volume from commercial ship builders, (2) $22.1 million for combat vehicle propulsion systems for U.S. military reset and replacement of equipment consumed in the U.S. military operations in Iraq, (3) $12.7 million for airport security products due to procurement of explosive detection systems by the U.S. Transportation Security Administration, (4) $16.6 million for EO/IR and precision engagement products primarily related to new business wins in 2006 and (5) $5.1 million primarily for undersea warfare products. These increases were partially offset by a decline in sales volume of $53.0 million primarily for simulation devices and microwave products due to timing of certain deliveries, which are expected to occur after March 31, 2007.

Specialized Products operating income for the 2007 First Quarter increased by 14.4% compared to the 2006 First Quarter. The increase in operating income was due to higher sales volume and higher operating margin. Operating margin for the 2007 First Quarter increased by 1.2 percentage points, primarily because of improved contract performance and lower indirect costs for several business areas, including Displays, EO/IR and aviation products. These increases were partially offset by acquired businesses, which reduced operating margin by 0.8 percentage points.

Liquidity and Capital Resources

Anticipated Sources of Cash Flow

Our primary source of liquidity is cash flow generated from operations. We also have funds available to use under our revolving credit facility, subject to certain conditions. We believe that our cash from operating activities, together with available borrowings under the revolving credit facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, defined benefit plan contributions, commitments, contingencies, research and development expenditures, contingent purchase price payments on previous business acquisitions, program and other discretionary investments, interest payments, L-3 Holdings’ dividends and share repurchase plan for the foreseeable future. There can be no assurance, however, that our business will continue to generate cash flow at current levels, or that currently anticipated improvements will be achieved. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make scheduled principal payments or to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control. There can be no assurance that sufficient funds will be available to enable us to service our indebtedness, to pay dividends, to repurchase shares of L-3 Holdings common stock, to make necessary capital expenditures and to make discretionary investments.

Balance Sheet

Contracts in process increased by $104.0 million to $3,374.1 million at March 31, 2007 from $3,270.1 million at December 31, 2006. The increase included (1) $73.5 million to support the Company’s recent and near-term anticipated organic sales growth as discussed below, including organic sales growth of $265.4 million for the 2007 First Quarter, (2) $24.7 million primarily to reclassify certain non-current assets to receivables on a contract based on the anticipated invoicing dates at March 31, 2007 and (3) $5.8 million of acquired receivables and inventory balances from business acquisitions.

Unbilled contract receivables increased by $62.6 million due to sales exceeding billings for combat vehicle propulsion systems, the Linguist Contract, aircraft modernization and power and control systems sold to commercial shipbuilders, partially offset by collections of progress payments on microwave products for contract performance milestones that have not been delivered. Billed receivables decreased by $20.9 million primarily due to collections for combat vehicle propulsion systems, aircraft support services and secure communications products. These decreases were partially offset by billings for government services. Inventoried contract costs increased by $15.0 million, primarily for aircraft support services and secure networked communications. These increases were partially offset by deliveries of ISR systems and combat vehicle propulsion systems. Inventories at lower of cost or market increased by $16.8 million primarily due to timing of deliveries for microwave products expected to occur during the year.

L-3’s receivables days sales outstanding (DSO) was 72 at March 31, 2007, compared with 72 at December 31, 2006 and 77 at March 31, 2006. We calculate our DSO by dividing (1) our aggregate end of period billed receivables and net unbilled contract receivables, by (2) our trailing 12 month sales adjusted, on a pro forma basis, to include sales from business acquisitions that we completed as of the end of the period multiplied by 365. Our trailing 12 month pro forma sales were $12,945 million at March 31, 2007, $12,657 million at December 31, 2006 and $11,568 million at March 31, 2006.

The increase in other current assets was primarily due to annual insurance premiums paid during the 2007 First Quarter. The decrease in property, plant and equipment (PP&E) during the 2007 First Quarter was principally due to depreciation expense in excess of capital expenditures during the 2007 First Quarter. The percentage of depreciation expense to average gross PP&E remained at 2.8% for the 2007 First Quarter compared to the 2006 First Quarter. We did not change any of the depreciation methods or assets estimated useful lives that L-3 uses to calculate its depreciation expense.

Goodwill increased by $27.6 million to $7,897.9 million at March 31, 2007 from $7,870.3 million at December 31, 2006. The increase related to business acquisitions is comprised of an increase of $14.6 million for a business acquisition completed during the 2007 First Quarter, partially offset by a decrease of $10.8 million relating to completion of final estimates of the fair value for assets acquired, and liabilities assumed, in connection with certain businesses acquired prior to January 1, 2007 and for final purchase price determinations. Additionally, goodwill increased by $7.0 million due to foreign currency translation and by $16.8 million due to the adoption of FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109’’ during the 2007 First Quarter. See Note 10 to our unaudited condensed consolidated financial statements for the 2007 First Quarter.

The decrease in other assets was primarily due to balance sheet classification adjustments to contracts in process as discussed above.

The increase in accounts payable was primarily due to the timing of payments for purchases from third-party vendors and subcontractors. The decrease in accrued employment costs was due to the timing of payroll dates for salaries and wages, and the payment to employees of 2006 management incentive bonuses. The increase in accrued expenses was primarily due to the timing of invoices received for subcontractor services. The decrease in advance payments and billings in excess of costs was primarily due to revenue recognized on contracts with foreign customers for aircraft modernization and the U.S. Transportation Security Agency (TSA) for airport security products.

The decrease in pension and postretirement benefit plan liabilities was primarily due to a $57.2 million reduction of liabilities in connection with the adoption of the measurement date provisions of SFAS 158, which requires us to use December 31 as the measurement date for all of our benefit plans. We previously used November 30 as the measurement date. The decrease was partially offset by pension expenses in excess of cash contributions during the 2007 First Quarter. See Note 13 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2007, included in this report for a discussion of the impact of SFAS 158 on retained earnings.

Statement of Cash Flows

Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006

We had cash and cash equivalents of $387.1 at March 31, 2007 and $348.2 million at December 31, 2006. The table below provides a summary of our cash flows for the periods indicated.

	Three Months Ended March 31,
	2007	2006
	(dollars in million)
Net cash from operating activities	$223.9	$187.5
Net cash used in investing activities	(49.2)	(437.2)
Net cash (used in) from financing activities	(135.8)	28.4
Net increase (decrease) in cash	$38.9	$(221.3)

Operating Activities

We generated $223.9 million of cash from operating activities during the 2007 First Quarter, an increase of $36.4 million compared with $187.5 million generated during the 2006 First Quarter due to (1) an increase in net income of $23.2 million and (2) an increase of $24.4 million because of less cash used for changes in operating assets and liabilities. These increases were partially offset by lower non-cash expenses of $11.2 million comprised of lower deferred income tax expense of $19.3 million, partially offset by $8.1 million primarily for higher depreciation expense. The cash generated from changes in operating assets and liabilities is discussed above under ‘‘Liquidity and Capital Resources — Balance Sheet.’’

Investing Activities

During the 2007 First Quarter, we used $22.0 million of cash in the aggregate to acquire a business and pay the remaining contractual price for the TRL acquisition.

Financing Activities

Debt

Senior Credit Facility.    Our senior credit facility provides for a term loan facility and a $1.0 billion revolving credit facility.

At March 31, 2007, borrowings under the term loan facility were $650.0 million, and available borrowings under our revolving credit facility were $923.3 million, after reduction for outstanding letters of credit of $76.7 million. There were no outstanding revolving credit borrowings under our senior credit facility at March 31, 2007. Total debt outstanding was $4,535.3 at March 31, 2007, compared to $4,535.0 million at December 31, 2006. On April 3, 2007, we issued a standby letter of credit in the amount of $138.8 million, which reduced the available borrowings under our revolving credit facility by the same amount, as security in connection with a filing of a Notice of Appeal related to an adverse jury verdict previously rendered against the Company. See Note 12 to our unaudited condensed consolidated financial statements contained in this quarterly report.

Debt Covenants and Other Provisions.    The senior credit facility and senior subordinated notes agreements contain financial covenants and other restrictive covenants. See Note 9 to our audited consolidated financial statements for the year ended December 31, 2006, included in our Annual Report on Form 10-K for a description of our debt and related financial covenants, including dividend payment restrictions and cross default provisions, under our senior credit facility. As of March 31, 2007, we were in compliance with our financial and other restrictive covenants.

The borrowings under the senior credit facility are guaranteed by L-3 Holdings and by substantially all of the material wholly-owned domestic subsidiaries of L-3 Communications on a senior basis. The payment of principal and premium, if any, and interest on the senior subordinated notes are unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by substantially all of L-3 Communications’ wholly-owned domestic subsidiaries. The guarantees of the senior subordinated notes rank pari passu with one another and are junior to the guarantees of the senior credit facility. The payment of principal and premium, if any, and interest on the CODES are fully and unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally by certain of L-3 Holdings’ wholly-owned domestic subsidiaries. The guarantees of the CODES rank pari passu with all of the guarantees of the senior subordinated notes and are junior to the guarantees of the senior credit facility.

Equity

During December 2006, the Company’s Board of Directors authorized a program to repurchase up to $500 million of its outstanding shares of common stock through December 31, 2008. Under this program, repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The timing and actual number of shares to be repurchased in the future will depend on a variety of  factors, including corporate and contractual requirements, price and other market conditions. During the 2007 First Quarter, we repurchased 1,840,523 shares of L-3 Holdings common stock for an aggregate amount of $150.8 million. At March 31, 2007, the dollar value of the remaining authorized L-3 share repurchase program was $323.6 million. Since April 1, 2007 through May 7, 2007, we repurchased an additional 366,900 shares of L-3 Holdings common stock for an aggregate amount of $32.7 million.

On February 6, 2007, L-3 Holdings announced that its Board of Directors had increased L-3 Holdings’ regular quarterly cash dividend by 33% to $0.25 per share. On March 15, 2007, we paid cash dividends of $31.3 million to shareholders of record at the close of business on February 21, 2007.

On April 24, 2007, our Board of Directors declared a regular quarterly cash dividend of $0.25 per share, payable June 15, 2007 to shareholders of record at the close of business on May 16, 2007.

Legal Proceedings and Contingencies

For a discussion of legal proceedings and contingencies that could impact our results of operations, financial condition, or cash flows, see Note 12 to our unaudited condensed consolidated financial statements.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards, see Note 16 to our unaudited condensed consolidated financial statements.

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

Statements that are predictive in nature, that depend upon or refer to events or conditions or that include words such as ‘‘expects,’’ ‘‘anticipates,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘believes,’’ ‘‘estimates’’ and similar expressions are forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, including projections of total sales growth, sales growth from business acquisitions, organic sales growth, consolidated operating margin, total segment operating margin, interest expense, earnings, cash flow, research and development costs, working capital, capital expenditures and other projections, they are subject to several risks and uncertainties, and therefore, we can give no assurance that these statements will be achieved. Such statements will also be influenced by factors which include, among other things:

•	our dependence on the defense industry and the business risks peculiar to that industry, including changing priorities or reductions in the U.S. Government defense budget;

•	our reliance on contracts with a limited number of agencies of, or contractors to, the U.S. Government and the possibility of termination of government contracts by unilateral government action or for failure to perform;

•	the extensive legal and regulatory requirements surrounding our contracts with the U.S. or foreign governments and the results of any investigation of our contracts undertaken by the U.S. or foreign governments;

•	our ability to retain our existing business and related contracts (revenue arrangements);

•	our ability to successfully compete for and win new business and related contracts (revenue arrangements) and to win re-competitions of our existing contracts;

•	our ability to identify and acquire additional businesses in the future with terms, including the purchase price, that are attractive to L-3 and to integrate acquired business operations;

•	our ability to maintain and improve our consolidated operating margin and total segment operating margin in future periods;

•	our ability to obtain future government contracts (revenue arrangements) on a timely basis;

•	the availability of government funding or cost-cutting initiatives and changes in customer requirements for our products and services;

•	our significant amount of debt and the restrictions contained in our debt agreements;

•	our ability to continue to retain and train our existing employees and to recruit and hire new qualified and skilled employees, as well as our ability to retain and hire employees with U.S. Government security clearances that are a prerequisite to compete for and to perform work on classified contracts for the U.S. Government;

•	actual future interest rates, volatility and other assumptions used in the determination of pension, benefits and stock options amounts;

•	our collective bargaining agreements, our ability to successfully negotiate contracts with labor unions and our ability to favorably resolve labor disputes should they arise;

•	the business and economic conditions in the markets in which we operate, including those for the commercial aviation and communications markets;

•	our ability to perform contracts on schedule;

•	economic conditions, competitive environment and political conditions (including acts of terrorism) and timing of international awards and contracts;

•	our international operations, including sales to foreign customers;

•	our extensive use of fixed-price type contracts as compared to cost-reimbursable type and time-and-material type contracts;

•	the rapid change of technology and high level of competition in the defense industry and the commercial industries in which our businesses participate;

•	our introduction of new products into commercial markets or our investments in civil and commercial products or companies;

•	the outcome of litigation matters or government investigations material to us to which we currently are, or to which we may become in the future, a party;

•	the outcome of current or future litigation matters and governmental investigation(s) of our businesses, including acquired businesses;

•	costs or difficulties related to the integration of our acquired businesses, including Titan, may be greater than expected;

•	anticipated cost savings from business acquisitions may not be fully realized or realized within the expected time frame;

•	Titan’s compliance with its plea agreement and consent to entry of judgment with the U.S. Government relating to the Foreign Corrupt Practices Act, including Titan’s ability to maintain its export licenses;

•	ultimate resolution of contingent matters, claims and investigations relating to acquired businesses, including Titan, and the impact on the final purchase price allocations;

•	competitive pressure among companies in our industry may increase significantly;

•	pension, environmental or legal matters or proceedings and various other market, competition and industry factors, many of which are beyond our control; and

•	the fair values of our assets, including identifiable intangible assets and the estimated fair value of the goodwill balances for our reporting units, which can be impaired or reduced by other factors, some of which are discussed above.

In addition, for a discussion of other risks and uncertainties that could impair our results of operations or financial condition, see ‘‘Part I — Item 1A — Risk Factors’’ and Note 16 to our audited consolidated financial statements, in each case included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Item 3.

 Quantitative and Qualitative Disclosures about Market Risk

See Part II, Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Derivative Financial Instruments,’’ of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for a discussion of our exposure to market risks. There were no substantial changes in those risks during the three months ended March 31, 2007, except as discussed below.

Foreign Currency Exchange Risk.    At March 31, 2007, the notional value of foreign currency forward contracts was $285.4 million and the fair value of these contracts was $7.5 million, which represented a liability. The notional value of our foreign currency forward contracts with maturities ranging through 2011 and thereafter are as follows: $145.0 million for 2007, $50.6 million for 2008, $26.0 million for 2009, $10.8 million for 2010 and $53.0 million for 2011 and thereafter.

Item 4.

 Controls and Procedures

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 related to L-3 Holdings and L-3 Communications is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our President and Chief Executive Officer, and our Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based upon that evaluation and subject to the foregoing, our President and Chief Executive Officer, and our Vice President and Chief Financial Officer concluded that, as of March 31, 2007, the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives. See Exhibits 31.1 and 31.2 for the Certification Statements issued by our President and Chief Executive Officer, and our Vice President and Chief Financial Officer.

During the 2007 First Quarter, certain of our businesses, which generated 8.9% of our consolidated net sales for the year ended December 31, 2006, migrated to new enterprise resource planning (ERP) systems to replace their stand-alone legacy general ledger systems. These changes were made as part of ongoing process improvements and are not in response to an identified internal control deficiency. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 12 to our unaudited condensed consolidated financial statements and is incorporated by reference herein.

ITEM 1A.

RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, ‘‘Item 1A. Risk Factors’’ in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about purchases we made of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the 2007 First Quarter.

	Total open market shares repurchased	Average price paid per share	Dollar value of remaining authorized repurchase program
			(in millions)
January 2007	1,538,023	$81.19	$349.6
February 2007	232,100	85.91	$329.6
March 2007	70,400	85.20	$323.6
Total	1,840,523	$81.94

In December 2006, the Board of Directors authorized a share repurchase plan. Under the provisions of this plan, L-3 was authorized to purchase up to $500 million of its outstanding shares of common stock over the next two years. In December 2006, the Company repurchased 321,300 shares for $25.5 million, at an average price of $79.51 per share. All L-3 Holdings common stock repurchased were recorded as treasury shares.

Since April 1, 2007 through May 7, 2007, we repurchased an additional 366,900 shares of L-3 Holdings common stock at an average price of $89.17 per share for an aggregate amount of $32.7 million.

Items 3, 4 and 5 are not applicable and have been omitted.

ITEM 6.

EXHIBITS

For a list of exhibits, see the Exhibit Index in this Form 10-Q.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on May 7, 2007.

L-3 COMMUNICATIONS HOLDINGS, INC.
L-3 COMMUNICATIONS CORPORATION
Date: May 7, 2007	By:	/s/ Ralph G. D’Ambrosio
	Title:	Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference to such previous filings.

Exhibit No.		Description of Exhibit
3.1		Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended June 30, 2002).
3.2		By-Laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-46975)).
3.3		Certificate of Incorporation of L-3 Communications Corporation (incorporated by reference to Exhibit 3.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-31649)).
3.4		Bylaws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-31649)).
4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to L-3 Communications Holdings’ Registration Statement on Form S-1 (File No. 333-46975)).
4.32		Indenture dated as of December 22, 2003 among L-3 Communications Corporation, the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
4.33		Indenture dated as of May 21, 2003 among L-3 Communications Corporation, the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-106106)).
4.40		Amended and Restated Credit Agreement, dated as of July 29, 2005, among L-3 Communications Corporation, L-3 Communications Holdings, Inc. and certain subsidiaries of the Registrants from time to time party thereto as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.40 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
4.41		Form of L-3 Communications Corporation First Amendment to Amended and Restated Credit Agreement, dated as of October 25, 2006, among L-3 Communications Corporation, L-3 Communications Holdings, Inc. and certain subsidiaries of the Registrants from time to time party thereto as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.41 to the Registrant’s Current Report on Form 8-K dated October 25, 2006).
**4	.55	Supplemental Indenture dated as of May 1, 2007 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of June 28, 2002 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
4.61		Indenture dated as of November 12, 2004 among L-3 Communications Corporation, the Guarantors and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-122499)).

Exhibit No.		Description of Exhibit
4.62		Indenture dated as of June 28, 2002, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 of L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-99757)).
**4	.63	Supplemental Indenture dated as of May 1, 2007 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of May 21, 2003 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
**4	.65	Supplemental Indenture dated as of May 1, 2007 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of December 22, 2003 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
**4	.68	Supplemental Indenture dated as of May 1, 2007 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of November 12, 2004 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
4.69		Indenture dated as of July 29, 2005 (Notes Indenture) among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.69 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
4.70		Indenture dated as of July 29, 2005 (CODES Indenture) among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.70 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
**4	.71	Supplemental Indenture dated as of May 1, 2007 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Notes Indenture dated as of July 29, 2005 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee.
**4	.73	Supplemental Indenture dated as of May 1, 2007 among L-3 Communications Holdings, Inc., The Bank of New York, as trustee, and the guarantors named therein to the CODES Indenture dated as of July 29, 2005 among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York, as trustee.
*11		L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Share.
**12		Ratio of Earnings to Fixed Charges.
**31	.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
**31	.2	Certification of Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.
**32		Section 1350 Certification.

*	The information required in this exhibit is presented on Note 9 to the unaudited condensed consolidated financial statements as of March 31, 2007 in accordance with the provisions of SFAS No. 128, Earnings Per Share.
**	Filed herewith.