Form 10-Q
period 2008-03-28
L 3 COMMUNICATIONS HOLDINGS INC; L 3 COMMUNICATIONS CORP
filed 2008-05-07
CIK 1056239, 1039101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2008

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file numbers 001-14141 and 333-46983

L-3 COMMUNICATIONS HOLDINGS, INC.
L-3 COMMUNICATIONS CORPORATION

(Exact names of registrants as specified in their charters)

Delaware	13-3937434 and 13-3937436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Nos.)
600 Third Avenue, New York, NY	10016
(Address of principal executive offices)	(Zip Code)

(212) 697-1111

(Telephone number)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes       No

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).    Yes       No

There were 122,662,059 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on May 1, 2008.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 28, 2008

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	March 28, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$536	$780
Billed receivables, net of allowances of $23 and $21	1,430	1,279
Contracts in process	2,241	2,099
Inventories	267	249
Deferred income taxes	246	246
Other current assets	138	110
Total current assets	4,858	4,763
Property, plant and equipment, net	754	754
Goodwill	8,168	8,165
Identifiable intangible assets	447	441
Deferred debt issue costs	53	56
Other assets	205	212
Total assets	$14,485	$14,391
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$666	$571
Accrued employment costs	555	633
Accrued expenses	431	369
Advance payments and billings in excess of costs incurred	480	463
Income taxes	77	63
Other current liabilities	470	483
Total current liabilities	2,679	2,582
Pension and postretirement benefits	473	450
Deferred income taxes	280	245
Other liabilities	503	501
Long-term debt	4,537	4,537
Total liabilities	8,472	8,315
Commitments and contingencies (see Note 13)
Minority interests	89	87
Shareholders’ equity:
L-3 Holdings’ common stock: $.01 par value; authorized 300,000,000 shares, issued and outstanding 122,375,959 shares at March 28, 2008 and 124,174,825 shares at December 31, 2007 (L-3 Communications’ common stock: $.01 par value, 100 shares authorized, issued and outstanding)	3,814	3,753
L-3 Holdings’ treasury stock (at cost), 8,229,258 shares at March 28, 2008 and 5,533,159 shares at December 31, 2007	(808)	(525)
Retained earnings	2,763	2,608
Accumulated other comprehensive income	155	153
Total shareholders’ equity	5,924	5,989
Total liabilities and shareholders’ equity	$14,485	$14,391

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	First Quarter Ended
	March 28, 2008	March 30, 2007
Net sales:
Products	$1,603	$1,595
Services	1,903	1,705
Total net sales	3,506	3,300
Cost of sales:
Products	1,428	1,427
Services	1,710	1,547
Total cost of sales	3,138	2,974
Operating income	368	326
Interest and other income, net	8	5
Interest expense	71	73
Minority interests in net income of consolidated subsidiaries	3	3
Income before income taxes	302	255
Provision for income taxes	110	93
Net income	$192	$162
L-3 Holdings’ earnings per common share:
Basic	$1.57	$1.30
Diluted	$1.54	$1.29
L-3 Holdings’ weighted average common shares outstanding:
Basic	122.6	124.7
Diluted	124.5	126.0

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED  STATEMENTS OF cash flows
(in millions)

	First Quarter Ended
	March 28, 2008	March 30, 2007
Operating activities:
Net income	$192	$162
Depreciation of property, plant and equipment	37	36
Amortization of intangibles and other assets	14	14
Deferred income tax provision	28	22
Stock-based employee compensation expense	15	11
Contributions to employee savings plans in L-3 Holdings’ common stock	29	32
Amortization of deferred debt issue costs (included in interest expense)	3	3
Other non-cash items	4	4
Subtotal	322	284
Changes in operating assets and liabilities, excluding acquired amounts:
Billed receivables	(149)	21
Contracts in process	(140)	(78)
Inventories	(14)	(17)
Accounts payable, trade	94	59
Accrued employment costs	(96)	(78)
Accrued expenses	58	13
Advance payments and billings in excess of costs incurred	18	(13)
Income taxes	21	55
Excess income tax benefits related to share-based payment arrangements	(4)	(5)
Pension and postretirement benefits	20	21
All other operating activities	(37)	(38)
Subtotal	(229)	(60)
Net cash from operating activities	93	224
Investing activities:
Business acquisitions, net of cash acquired	(17)	(22)
Capital expenditures	(38)	(29)
Dispositions of property, plant and equipment	—	1
Other investing activities	3	1
Net cash used in investing activities	(52)	(49)
Financing activities:
Common stock repurchased	(283)	(151)
Cash dividends paid on L-3 Holdings’ common stock	(37)	(31)
Proceeds from exercise of stock options	14	25
Proceeds from employee stock purchase plan	17	15
Excess income tax benefits related to share-based payment arrangements	4	5
Other financing activities	(4)	1
Net cash used in financing activities	(289)	(136)
Effect of foreign currency exchange rate changes on cash and cash equivalents	4	—
Net (decrease) increase in cash and cash equivalents	(244)	39
Cash and cash equivalents, beginning of the period	780	348
Cash and cash equivalents, end of the period	$536	$387

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.    Description of Business

L-3 Communications Holdings, Inc. derives all of its operating income and cash flow from its wholly-owned subsidiary, L-3 Communications Corporation (L-3 Communications). L-3 Communications Holdings, Inc. (L-3 Holdings and, together with its subsidiaries, referred to herein as L-3 or the Company) is a prime system contractor in aircraft modernization and maintenance, Command, Control, Communications, Intelligence, Surveillance and Reconnaissance (C3ISR) systems, and government services. L-3 is also a leading provider of high technology products, subsystems and systems. The Company’s customers include the U.S. Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), U.S. Department of State (DoS), U.S. Department of Justice (DoJ), allied foreign governments, domestic and international commercial customers and select other U.S. federal, state and local government agencies.

The Company has four reportable segments, comprised of: (1) C3ISR, (2) Government Services, (3) Aircraft Modernization and Maintenance (AM&M), and (4) Specialized Products. Financial information relating to the reportable segments is included in Note 17. C3ISR provides products and services for the global ISR market, networked communications systems and secure communications products. The Company believes that these products and services are critical elements for a substantial number of major command, control, communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring, and dissemination functions of these communication systems. Government Services provides training and operational support services, information technology solutions, intelligence solutions and support, aviation, maritime and engineering services and other technical services. AM&M provides modernization, upgrades and sustainment, maintenance and logistics support services for military and various government aircraft and other platforms. Specialized Products provides a broad range of products across several business areas that include power & control systems, microwave, avionics & displays, training & simulation, electro-optic/infrared (EO/IR), precision engagement, security and detection systems, propulsion systems, undersea warfare and telemetry and advanced technology.

2.    Basis of Presentation

These unaudited condensed consolidated financial statements for the quarterly period ended March 28, 2008 should be read in conjunction with the audited consolidated financial statements of L-3 Holdings and L-3 Communications for the fiscal year ended December 31, 2007, which are included in their Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The accompanying unaudited condensed consolidated financial statements comprise the consolidated financial statements of L-3 Holdings and L-3 Communications. L-3 Holdings’ only asset is its investment in the common stock of L-3 Communications, its wholly-owned subsidiary, and its only obligations are (1) the 3% Convertible Contingent Debt Securities (CODES) due 2035, which were issued by L-3 Holdings on July 29, 2005, (2) its guarantee of borrowings under the senior credit facility of L-3 Communications and (3) its guarantee of other contractual obligations of L-3 Communications and its subsidiaries. L-3 Holdings’ obligations relating to the CODES have been jointly, severally, fully and unconditionally guaranteed by L-3 Communications and certain of its wholly-owned domestic subsidiaries. Accordingly, such debt has been reflected as debt of L-3 Communications in its consolidated financial statements in accordance with the U.S. Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 54. All issuances of and conversions into L-3 Holdings’ equity securities, including grants of stock options, restricted stock and performance units by L-3 Holdings to employees of

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

L-3 Communications and its subsidiaries, have been reflected in the consolidated financial statements of L-3 Communications. As a result, the consolidated financial positions, results of operations and cash flows of L-3 Holdings and L-3 Communications are substantially the same. See Note 19 for additional information regarding the unaudited financial information of L-3 Communications and its subsidiaries.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for a complete set of annual audited financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. Certain reclassifications have been made to conform prior-year amounts to the current-year presentation. It is the Company’s established practice to close its books for the quarters ending March, June and September on the Friday nearest to the end of the calendar quarters. The interim financial statements included herein are labeled based on that convention. The Company closes its annual books on December 31 regardless of what day it falls on.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs of sales during the reporting period. The most significant of these estimates and assumptions relate to contract revenue, profit and loss recognition, fair values of assets acquired and liabilities assumed in business combinations, market values for inventories reported at lower of cost or market, pension and post-retirement benefit obligations, stock-based employee compensation expense, income taxes, including the valuations of deferred tax assets, litigation reserves and environmental obligations, and the recoverability, useful lives and valuation of recorded amounts of long-lived assets, identifiable intangible assets and goodwill. Changes in estimates are reflected in the periods during which they become known. Actual amounts will differ from these estimates and could differ materially. For a more complete discussion of these estimates and assumptions, see the Annual Report of L-3 Holdings and L-3 Communications on Form 10-K for the fiscal year ended December 31, 2007.

3.    Acquisitions

All of the business acquisitions are included in the Company’s results of operations from their respective dates of acquisition.

2008 Business Acquisitions

On March 14, 2008, the Company acquired all of the outstanding stock of HSA Systems Pty Limited of Australia (HSA) for a preliminary purchase price of $14 million in cash, plus acquisition costs. HSA is a provider of geospatial, marine and electronic systems for maritime and defense customers. The purchase price for HSA is subject to adjustment based on actual closing date net working capital, which has not been finalized. Additional consideration, if any, will be accounted for as goodwill. Based on the preliminary purchase price allocation, the aggregate goodwill recognized was $11 million, which was assigned to the Specialized Products reportable segment, and is not expected to be deductible for income tax purposes. The final purchase price allocation for HSA is expected to be completed during the third quarter of 2008, and will be based on the final purchase price and final appraisals and other analyses of

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

fair values for acquired assets and assumed liabilities. The Company does not expect any of the differences between the preliminary and final purchase price allocations to have a material impact on its results of operations and financial position. The HSA acquisition was financed with cash on hand.

Additionally, on April 21, 2008, the Company acquired Northrop Grumman’s Electro-Optical Systems (EOS) business for $175 million using cash on hand. The EOS business is a provider of night vision technology and electro-optical products for military, commercial and public safety customers.

2007 Business Acquisitions

During the quarter ended March 28, 2008, the Company completed the final purchase price allocation for APSS S.r.l. (APSS), which did not have a material impact on the Company’s results of operations or financial position. The purchase price for (1) MKI Systems, Inc. (MKI) is subject to adjustment for final closing date net working capital, (2) Global Communications Solutions, Inc. is subject to adjustment for final closing date net assets, and (3) Geneva Aerospace, Inc. (Geneva) is subject to adjustment for additional consideration not to exceed $24 million that is contingent upon its post-acquisition financial performance for the years ending December 31, 2008 and 2009. The Company expects to complete the final purchase price allocation for MKI during the second quarter of 2008. The Company does not expect any of the differences between the preliminary and final purchase price allocations for MKI to have a material impact on its results of operations or financial position. Any additional consideration paid that is contingent upon post-acquisition performance or based on final closing date net working capital or net assets will be accounted for as goodwill.

Unaudited Pro Forma Statement of Operations Data

The following unaudited pro forma Statement of Operations data presents the combined results of the Company and its business acquisitions completed during the quarter ended March 28, 2008 and the year ended December 31, 2007, assuming that the business acquisitions completed during these periods had occurred on January 1, 2007.

	First Quarter Ended
	March 28, 2008	March 30, 2007
	(in millions, except per share data)
Pro forma net sales	$3,508	$3,337
Pro forma net income	$192	$165
Pro forma diluted earnings per share (EPS)	$1.54	$1.31

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed these acquisitions on January 1, 2007.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

4.    Contracts in Process

The components of contracts in process are presented in the table below.

	March 28, 2008	December 31, 2007
	(in millions)
Unbilled contract receivables, gross	$1,949	$1,876
Less: unliquidated progress payments	(356)	(391)
Unbilled contract receivables, net	1,593	1,485
Inventoried contract costs, gross	699	673
Less: unliquidated progress payments	(51)	(59)
Inventoried contract costs, net	648	614
Total contracts in process	$2,241	$2,099

Inventoried Contract Costs.    In accordance with the American Institute of Certified Public Accountants Statement of Position 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1) and the AICPA Audit and Accounting Guide, Audits of Federal Government Contractors, the Company accounts for the portion of its general and administrative (G&A) costs, independent research and development (IRAD) costs and bid and proposal (B&P) costs that are allowable and reimbursable indirect contract costs under U.S. Government procurement regulations on its U.S. Government contracts as inventoried contract costs. G&A, IRAD and B&P costs are allocated to contracts (revenue arrangements) for which the U.S. Government is the end customer and are charged to costs of sales when sales on the related contracts (revenue arrangements) are recognized. The Company’s unallowable portion of its G&A, IRAD and B&P costs for its U.S. Government contractor businesses are expensed as incurred and are not included in inventoried contract costs.

The table below presents a summary of G&A, IRAD and B&P costs included in inventoried contract costs and the changes to them, including amounts charged to cost of sales for U.S. Government contracts for the periods presented.

	First Quarter Ended
	March 28, 2008	March 30, 2007
	(in millions)
Amounts included in inventoried contract costs at beginning of the period	$68	$59
Add: Contract costs incurred(1)	282	274
Less: Amounts charged to cost of sales during the year	(281)	(269)
Amounts included in inventoried contract costs at end of the period	$69	$64

(1)	Incurred costs include IRAD and B&P costs of $59 million for the quarter ended March 28, 2008 and $63 million for the quarter ended March 30, 2007.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

The table below presents a summary of selling, general and administrative expenses and research and development expenses for the Company’s commercial businesses, which are expensed as incurred and not included in inventoried contracts costs.

	First Quarter Ended
	March 28, 2008	March 30, 2007
	(in millions)
Selling, general and administrative expenses	$66	$60
Research and development expenses	24	23
Total	$90	$83

5.    Inventories

Inventories at Lower of Cost or Market.    The table below presents the components of inventories at cost (first in-first out or average cost), but not in excess of realized value.

	March 28, 2008	December 31, 2007
	(in millions)
Raw materials, components and sub-assemblies	$111	$106
Work in process	118	106
Finished goods	38	37
Total	$267	$249

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

During the quarter ended March 28, 2008, the Company completed its annual impairment test for the goodwill of each of the Company’s reporting units. The annual impairment test resulted in no impairment losses.

The table below presents the changes in goodwill allocated to the Company’s reportable segments.

	C3ISR	Government Services	AM&M	Specialized Products	Consolidated Total
	(in millions)
Balance at December 31, 2007	$1,022	$2,265	$1,199	$3,679	$8,165
Business acquisitions	3	(7)	2	10	8
Foreign currency translation adjustments	—	—	(8)	3	(5)
Balance at March 28, 2008	$1,025	$2,258	$1,193	$3,692	$8,168

The increase of $8 million related to business acquisitions is comprised of (1) an increase of $11 million for the HSA business acquisition completed in the first quarter of 2008, (2) an increase of $6 million for earnouts related to certain business acquisitions completed prior to January 1, 2008, (3) a decrease of $2 million primarily related to the completion of final estimates of the fair value for assets acquired and liabilities assumed and final purchase price determinations for certain business acquisitions completed prior to January 1, 2008, and (4) a decrease of $7 million for preliminary estimates of fair value for assets acquired and liabilities assumed in connection with the acquisition of MKI.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

    Identifiable Intangible Assets.    Information on the Company’s identifiable intangible assets that are subject to amortization is presented in the table below.

		March 28, 2008			December 31, 2007
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in millions)
Customer contractual relationships	22.8	$505	$100	$405	$488	$92	$396
Technology	7.8	73	39	34	73	36	37
Other, primarily favorable leasehold interests	7.7	14	6	8	14	6	8
Total	21.4	$592	$145	$447	$575	$134	$441

The Company recorded amortization expense for its identifiable intangible assets of $11 million for the quarter ended March 28, 2008 and $11 million for the quarter ended March 30, 2007. Based on gross carrying amounts at March 28, 2008, the Company’s estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2008 through 2012 are presented in the table below.

	Years Ending December 31,
	2008	2009	2010	2011	2012
	(in millions)
Estimated amortization expense	$44	$51	$51	$46	$38

At March 28, 2008, the Company had no indefinite-lived identifiable intangible assets.

7.    Other Current Liabilities and Other Liabilities

The table below presents the components of other current liabilities.

	March 28, 2008	December 31, 2007
	(in millions)
Other Current Liabilities:
Liabilities for pending and threatened litigation (see Note 13)	$131	$134
Accrued product warranty costs	92	98
Accrued interest	75	74
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	51	58
Deferred revenues	21	13
Aggregate purchase price payable for acquired businesses	11	10
Other	89	96
Total other current liabilities	$470	$483

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

The table below presents the components of other liabilities.

	March 28 2008	December 31, 2007
	(in millions)
Other Liabilities:
Non-current income taxes payable	$240	$238
Deferred compensation	79	79
Accrued workers compensation	42	41
Unfavorable lease obligations	10	12
Non-current portion of net deferred gains from terminated interest rate swap agreements	11	12
Notes payable and capital lease obligations	11	11
Accrued product warranty costs	6	—
Liabilities for pending and threatened litigation (see Note 13)	3	5
Other non-current liabilities	101	103
Total other liabilities	$503	$501

The table below presents the changes in the Company’s accrued product warranty costs.

	First Quarter Ended
	March 28, 2008	March 30, 2007
	(in millions)
Accrued product warranty costs(1):
Balance at January 1	$98	$92
Accruals for product warranties issued during the period	9	8
Settlements made during the period	(9)	(10)
Balance at end of period	$98	$90

(1)	Warranty obligations incurred in connection with long-term production contracts are accounted for within the contract estimates at completion (EACs) and are excluded from the above amounts. The balance at end of period includes both long-term and short-term amounts.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

8.    Debt

The components of long-term debt and a reconciliation to the carrying amount of long-term debt are presented in the table below.

	March 28, 2008	December 31, 2007
	(in millions)
L-3 Communications:
Borrowings under Revolving Credit Facility(1)	$—	$—
Borrowings under Term Loan Facility maturing 2010(2)	650	650
7 5/8% Senior Subordinated Notes due 2012	750	750
6 1/8% Senior Subordinated Notes due 2013	400	400
6 1/8% Senior Subordinated Notes due 2014	400	400
5 7/8% Senior Subordinated Notes due 2015	650	650
6 3/8% Senior Subordinated Notes due 2015	1,000	1,000
Subtotal	3,850	3,850
L-3 Holdings:
3% Convertible Contingent Debt Securities due 2035(3)	700	700
Principal amount of long-term debt	4,550	4,550
Less: Unamortized discounts	(13)	(13)
Carrying amount of long-term debt	$4,537	$4,537

(1)	The Company’s five-year revolving credit facility, which matures on March 9, 2010, allows for total aggregate borrowings of up to $1 billion. At March 28, 2008, available borrowings under the revolving credit facility were $797 million after reductions for outstanding letters of credit of $203 million.
(2)	The interest rate at March 28, 2008 and December 31, 2007 was 3.99% and 6.34%, respectively, and is based on the LIBOR rate (as defined) plus a spread. See Note 10 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for information regarding the interest on borrowings under the term loan facility.
(3)	Under select conditions, including if L-3 Holdings common stock price is more than 120% (currently $122.04) of the then current conversion price (currently $101.70) for a specified period, the conversion feature of the 3% Convertible Contingent Debt Securities due 2035 (CODES) will require L-3 Holdings, upon conversion, to pay the $700 million principal amount in cash, and if the settlement amount exceeds the principal amount, the excess will be settled in cash or stock at the Company’s option. See Note 10 to the audited consolidated financial statements for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K. L-3 Holdings stock price on May 1, 2008 was $112.74.

9.    Comprehensive Income

A reconciliation of net income to comprehensive income is presented in the table below.

	First Quarter Ended
	March 28, 2008	March 30, 2007
	(in millions)
Net income	$192	$162
Other comprehensive income:
Foreign currency translation adjustments	—	8
Unrealized gains on hedging instruments(1)	1	5
Amortization of pension and postretirement benefits net loss and prior service cost, net of credits(2)	1	2
Comprehensive income	$194	$177

(1)	Amounts are net of income taxes of $1 million and $4 million for the quarterly periods ended March 28, 2008 and March 30, 2007, respectively.
(2)	Amounts are net of income taxes of $1 million for the quarterly periods ended March 28, 2008 and March 30, 2007. See Note 14.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

The changes in the accumulated other comprehensive income (loss) balances, net of related tax effects are presented in the table below.

	Foreign currency translation	Unrealized gains (losses) on hedging instruments	Unrecognized losses and prior service cost, net	Total accumulated other comprehensive income
	(in millions)
Balance at December 31, 2007	$259	$(1)	$(105)	$153
Period change	—	1	1	2
Balance at March 28, 2008	$259	$—	$(104)	$155

10.    L-3 Holdings Earnings Per Share

A reconciliation of basic and diluted EPS is presented in the table below.

	First Quarter Ended
	March 28, 2008	March 30, 2007
	(in millions, except per share data)
Basic:
Net income	$192	$162
Weighted average common shares outstanding	122.6	124.7
Basic earnings per share	$1.57	$1.30
Diluted:
Net income	$192	$162
Common and potential common shares:
Weighted average common shares outstanding	122.6	124.7
Assumed exercise of stock options	4.5	4.6
Unvested restricted stock awards	1.1	0.7
Employee stock purchase plan contributions	0.3	0.5
Assumed purchase of common shares for treasury	(4.3)	(4.5)
Assumed conversion of the CODES	0.3	—
Common and potential common shares	124.5	126.0
Diluted earnings per share	$1.54	$1.29

L-3 Holdings’ CODES had no impact on diluted EPS for the quarter ended March 30, 2007, because the average market price of L-3 Holdings common stock during this period was less than the price at which the CODES are convertible into L-3 Holdings common stock. As of March 28, 2008, the conversion price was $101.70.

Excluded from the computations of diluted EPS are potentially dilutive equity securities of 0.5 million for the quarter ended March 28, 2008 and 1.7 million for the quarter ended March 30, 2007, because they were anti-dilutive.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

11.    Shareholders’ Equity

Repurchases of L-3 Holdings common stock under the $750 million share repurchase program, approved by the Board of Directors in December 2007, may be made through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof, in each case in accordance with applicable federal securities laws. All share repurchases of L-3 Holdings common stock have been recorded as treasury shares. The table below presents repurchases of L-3 Holdings common stock by the Company during the first quarter of 2008.

	Total Number of Shares Purchased	Average Price Paid Per Share	Treasury Stock
			(at cost in millions)
January 1 – March 28, 2008	2,696,099	$105.08	$283

At March 28, 2008, the remaining dollar value of the authorized share repurchase program was $442 million.

On February 5, 2008, L-3 Holdings announced its Board of Directors had increased L-3 Holdings’ quarterly cash dividend by 20% to $0.30 per share. On March 17, 2008, L-3 Holdings paid cash dividends of $37 million to shareholders of record at the close of business on February 19, 2008.

On April 29, 2008, L-3 Holdings’ Board of Directors declared a quarterly cash dividend of $0.30 per share, payable on June 16, 2008 to shareholders of record at the close of business on May 16, 2008.

12.    Fair Value Measurements

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) SFAS No. 157, Fair Value Measurements (SFAS 157). The provisions of SFAS 157 are applicable to all of the Company’s assets and liabilities that are measured and recorded at fair value. SFAS 157 establishes a new framework for measuring fair value and expands related disclosures. SFAS 157 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants. SFAS 157 establishes a fair value hierarchy that gives the highest priority to observable inputs and the lowest priority to unobservable inputs. The three levels of the fair value hierarchy defined by SFAS 157 are described below.

Level 1:	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date. The Company’s Level 1 assets include cash equivalents, primarily institutional money market funds, whose carrying value represents fair value because of their short-term maturities of the investments held by these funds.

Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. The Company’s Level 2 liabilities represent foreign currency forward contracts. Fair value is determined using a valuation model based on observable market inputs, including quoted forward foreign currency exchange rates, and consideration of non-performance risk.

Level 3:	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

The following table presents our assets and liabilities by level measured at fair value on a recurring basis at March 28, 2008.

Description	Level 1	Level 2	Level 3
	(in millions)
Assets
Cash equivalents	$332	$—	$—
Liabilities
Derivatives, net	—	9	—

The Company has not applied the provisions of SFAS 157 to non-financial assets and liabilities that are of a nonrecurring nature in accordance with FASB Staff Position (FSP) Financial Accounting Standard 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 delayed the effective date of application of SFAS 157 to non-financial assets and liabilities that are of a nonrecurring nature until January 1, 2009. FSP 157-2 will not have a material effect on the Company’s financial position, results of operations and cash flows.

13.    Commitments and Contingencies

U.S. and Foreign Government Procurement Regulations

A substantial majority of the Company’s revenues are generated from providing products and services under legally binding agreements, or contracts, with U.S. Government and foreign government customers. U.S. Government contracts are subject to extensive legal and regulatory requirements, and, from time to time, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. The Company is currently cooperating with the U.S. Government on several investigations, some of which are discussed below. The Company does not anticipate that any of these investigations will have a material adverse effect on its consolidated financial position, results of operations or cash flows. However, under U.S. Government procurement regulations, an indictment of the Company by a federal grand jury could result in the Company being suspended for a period of time from eligibility for awards of new government contracts. A conviction could result in debarment from contracting with the federal government for a specified term. In addition, all of the Company’s U.S. Government contracts are subject to audit and various pricing and cost controls, and include standard provisions for termination for the convenience of the U.S. Government or for default and are subject to cancellation if funds for contracts become unavailable. Foreign government contracts generally include comparable provisions relating to terminations for convenience and default, as well as other procurement clauses relevant to the foreign government.

Litigation Matters

The Company has been subject to and is involved in litigation, government investigations, proceedings, claims or assessments and various contingent liabilities incidental to its businesses, including those specified below. Furthermore, in connection with certain business acquisitions the Company has assumed some or all claims against, and liabilities of, the acquired business, including both asserted or unasserted claims and liabilities. In particular, in connection with the acquisition of the Titan Corporation (Titan) on July 29, 2005, the Company assumed several pending legal matters and government investigations as further discussed below. In accordance with SFAS No. 5, ‘‘Accounting for Contingencies,’’ the Company records a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability for or, in the case of the OSI Systems,

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Inc. (OSI) matter, the amount of the verdict (see below). The amount of liabilities recorded for pending and threatened litigation are disclosed in Note 7. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At March 28, 2008 and December 31, 2007, the Company did not record any amounts for recoveries from insurance contracts or third parties. The Company believes it has recorded adequate provisions for its litigation matters. The Company reviews these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. An estimate of loss or range of loss is disclosed for a particular litigation matter when such loss can be reasonably estimated. The Company believes that any damage amounts claimed in the specific matters discussed below are not meaningful indicators of potential liability. Although the Company believes that it has valid defenses with respect to legal matters and investigations pending against it, litigation is inherently unpredictable. Therefore, it is possible that the financial position, results of operations or cash flows of the Company could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these contingencies.

Kalitta Air.    L-3 Integrated Systems and its predecessors have been involved in litigation with Kalitta Air arising from a contract to convert Boeing 747 aircraft from passenger configuration to cargo freighters. The lawsuit was brought in the United States District Court for the Northern District of California on January 31, 1997. The aircraft were modified using Supplemental Type Certificates (STCs) issued in 1988 by the Federal Aviation Administration (FAA) to Hayes International, Inc. (Hayes/Pemco) as a subcontractor to GATX/Airlog Company (GATX). Between 1988 and 1990, Hayes/Pemco modified five aircraft as a subcontractor to GATX using the STCs. Between 1990 and 1994, Chrysler Technologies Airborne Systems, Inc. (CTAS), a predecessor to L-3 Integrated Systems, performed as a subcontractor to GATX and modified an additional five aircraft using the STCs. Two of the aircraft modified by CTAS were owned by American International Airways, the predecessor to Kalitta Air. In 1996, the FAA determined that the engineering data provided by Hayes/Pemco supporting the STCs was inadequate and issued an Airworthiness Directive that effectively grounded the ten modified aircraft. The Kalitta Air aircraft have not been in revenue service since that date. The matter was tried in January 2001 against GATX and CTAS with the jury finding fault on the part of GATX, but rendering a unanimous defense verdict in favor of CTAS. Certain co-defendants had settled prior to trial. The U.S. Ninth Circuit Court of Appeals subsequently reversed and remanded the trial court’s summary judgment rulings in favor of CTAS regarding a negligence claim by Kalitta Air, which asserts that CTAS as an expert in aircraft modification should have known that the STCs were deficient, and excluding certain evidence at trial. CTAS’ insurance carrier has accepted defense of the matter with a reservation of its right to dispute its obligations under the applicable insurance policy in the event of an adverse jury finding. The retrial began on January 18, 2005, and ended on March 2, 2005 with a deadlocked jury and mistrial. At the retrial, Kalitta Air claimed damages of $235 million. By order dated July 22, 2005, the Trial Court granted the Company’s motion for judgment as a matter of law as to negligence dismissing that claim, denied the Company’s motion for judgment as a matter of law as to negligent misrepresentation, and certified the decision for interlocutory appeal to the Ninth Circuit Court of Appeals. The Ninth Circuit has accepted the appeals and all proceedings at the District Court have been stayed pending resolution of the appeals. On November 21, 2007, the Ninth Circuit certified a question of law to the California Supreme Court. The California Supreme Court subsequently denied the request to decide the question of law, and the parties are awaiting the Ninth Circuit’s decision on the appeals.

OSI Systems, Inc.    On November 18, 2002, the Company initiated a proceeding against OSI in the United States District Court sitting in the Southern District of New York seeking, among other things, a declaratory judgment that the Company had fulfilled all of its obligations under a letter of intent with OSI (the Letter of Intent). Under the Letter of Intent, the Company was to negotiate definitive agreements

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

with OSI for the sale to OSI by the Company of certain businesses, which the Company acquired from PerkinElmer, Inc. on June 14, 2002. On February 7, 2003, OSI filed an answer and counterclaims alleging, among other things, that the Company defrauded OSI, breached obligations of fiduciary duty to OSI and breached its obligations under the Letter of Intent. Under the Letter of Intent, the Company proposed selling to OSI the conventional detection business and the ARGUS business that the Company acquired from PerkinElmer, Inc. Negotiations lasted for almost one year and ultimately broke down over issues regarding, among other things, intellectual property, product-line definitions, allocation of employees and due diligence. On May 24, 2006, a jury found in favor of OSI and awarded OSI $126 million in damages, including awards of $33 million for compensatory damages and $93 million for punitive damages. As a result of the jury verdict in May 2006, the Company recorded a $129 million litigation charge in connection with this litigation, which is accrued as a current liability, and included an estimate for external legal costs incurred through June 30, 2006. Thereafter, the Company filed a Motion for Judgment. Notwithstanding the Verdict. The trial court denied the Company’s Motion on February 23, 2007. The trial court also denied OSI’s claim for a constructive trust and prejudgment interest. The Company appealed the trial court’s judgment to the U.S. Court of Appeals for the Second Circuit and OSI appealed the trial court’s ruling on its claim for a constructive trust and prejudgment interest. Oral Argument is scheduled for May 20, 2008.

Bashkirian Airways.    On July 1, 2004, lawsuits were filed on behalf of the estates of 31 Russian children in the state courts of Washington, Arizona, California, Florida, New York and New Jersey against Honeywell, Honeywell TCAS, the Company, ACSS, Thales USA and Thales France. The suits are based on facts arising out of the crash over southern Germany of Bashkirian Airways Tupelov TU 154M aircraft and a DHL Boeing 757 cargo aircraft. On-board the Tupelov aircraft were 9 crew members and 60 passengers, including 45 children. The Boeing aircraft carried a crew of two. Both aircraft were equipped with Honeywell/ACSS Model 2000, Change 7 Traffic Collision and Avoidance Systems (TCAS). Sensing the other aircraft, the on-board DHL TCAS instructed the DHL pilot to descend, and the Tupelov on-board TCAS instructed the Tupelov pilot to climb. However, the Swiss air traffic controller ordered the Tupelov pilot to descend. The Tupelov pilot disregarded the on-board TCAS and put the Tupelov aircraft into a descent striking the DHL aircraft in midair at approximately 35,000 feet. All crew and passengers of both planes were lost. Investigations by the National Transportation Safety Board after the crash revealed that both TCAS units were performing as designed. The suits allege negligence and strict product liability based upon the design of the units and the training provided to resolve conflicting commands and seek compensatory damages. The Company’s insurers have accepted defense of the matter and retained counsel. The matters were consolidated in the Federal Court in New Jersey, which has dismissed the actions on the basis of forum non conveniens. The plaintiffs filed a complaint on April 23, 2007 with the Barcelona Court’s Registry in Spain. The Company filed its answer on September 7, 2007.

Aircrew Training and Rehearsal Support (ATARS ).    Following a lawsuit filed by Lockheed Martin Corporation (Lockheed) on April 6, 2006 in the U.S. District Court for the Middle District of Florida against the Company and certain individuals related to the ATARS II Program, the Company received Grand Jury subpoenas in connection with an investigation being conducted by the United States Attorney for the Middle District of Florida, Orlando Division. The subpoenas request the production of documents produced in the civil litigation, which was settled in November 2007. The Company is cooperating fully with the Government.

Government Investigation of Titan.    In October 2002, Titan received a grand jury subpoena from the Antitrust Division of the Department of Justice (DoJ) requesting the production of documents relating to information technology services performed for the U.S. Air Force at Hanscom Air Force Base in Massachusetts and Wright-Patterson Air Force Base in Ohio. Titan has been informed that other

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

companies who have performed similar services have received subpoenas as well. On September 20, 2006, counsel for the Company was informed by the New York Field Office of the Department of Justice Criminal Antitrust Division that it is considering indictment. Additionally, a former Titan employee received a letter from the DoJ indicating that he is a target of the investigation. If the Field Office recommends indictment then, under normal DoJ procedures, L-3 Titan (now known as L-3 Services) will be afforded an opportunity to make a presentation to the Criminal Antitrust Division in Washington, D.C., before the Department of Justice acts on the recommendation. It is not known whether an indictment of L-3 Services or any of its employees will occur. If it does occur, the potential exists that L-3 Services could be suspended or debarred from conducting business with the U.S. Government.

Rainbownet.    On July 12, 2006, Rainbownet Limited filed a Request for Arbitration with the International Chamber of Commerce against the Company alleging that the Company’s Primewave division sold defective telecommunications equipment to Rainbownet for installation in Nigeria. Rainbownet is alleging breach of contract and is seeking approximately $18 million in damages. The Company filed an answer denying the allegations in the complaint and asserting a counterclaim for non-payment of invoices in the amount of approximately $2 million.

Derivative Action.    On March 23, 2007, Joshua Teitelbaum filed a shareholder derivative complaint in the Delaware Court of Chancery against the Company’s directors and certain current and former officers. The complaint is similar to three other complaints that were recently voluntarily dismissed by the plaintiffs in those actions. This complaint alleges, among other things, breach of fiduciary duty in connection with certain of the Company’s historical stock option grants and disclosures. The complaint seeks monetary damages, disgorgement, equitable relief and an award of fees and expenses. The parties have reached a settlement, which is subject to court approval.

CyTerra Government Investigation.    On November 14, 2006, CyTerra was served with a subpoena by the Department of Defense Office of the Inspector General. The Company is cooperating with the Government and has provided the requested documents. The Company believes that it is entitled to indemnification for any course of defense related to this matter and has made a claim against the escrow under the purchase agreement by which the Company acquired CyTerra in March 2006.

SEC Inquiry.    In March 2007, the Company was contacted by the U.S. Securities and Exchange Commission, Enforcement Division, requesting that the Company provide certain information relating to its previously disclosed review of its historical stock option granting practices. The Company voluntarily provided the requested information and continues to cooperate fully with the SEC.

Gol Airlines.    The Company was served with complaints filed in the U.S. District Court for the Eastern District of New York against ExcelAire, Joseph Lepore, Jan Paul Paladino, Honeywell, Lockheed Martin, Raytheon, and Amazon Technologies and Aviation Communications & Surveillance Systems (ACSS), a joint venture of L-3 and Thales. The complaints relate to the September 29, 2006 airplane crash over Brazil of a Boeing 737-800 operated by GOL Linhas Aereas Inteligentes, S.A. and an Embraer 600 business jet operated by ExcelAire. The complaints allege that ACSS designed the Traffic Collision and Avoidance System (TCAS) on the ExcelAire jet, and assert claims of negligence, strict products liability and breach of warranty against ACSS based on the design of the TCAS and the instructions provided for its use. The Company’s insurers have accepted defense of this matter and have retained counsel. The Company has joined the other defendants in a motion to change the forum from New York to Brazil, because Brazil was the location of the accident and is more convenient in terms of witnesses and availability of documents.

Pilatus PC-12 Aircraft.    On July 6, 2007, the Company was served with an amended complaint filed in the U.S. District Court for the Eastern District of Pennsylvania against Pilatus Aircraft, Ltd., Pilatus Flugzeuweke Aktiengellschaft, Rosemont Aerospace, Inc., Revue Thommen AC, EMCA, Goodrich

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Corp., Goodrich Avionics Systems, Inc. (the predecessor to L-3 Avionics) and the Company. The amended complaint relates to the March 26, 2005 crash of a Pilatus PC-12 aircraft near Belafonte, Pennsylvania in which all six on board were lost. The amended complaint alleges that L-3 Avionics (and/or its predecessor company, Goodrich Avionics) designed, manufactured, tested, marketed, and sold the stick shaker/pusher servo actuator on the Pilatus PC-12, and asserts claims against L-3 Avionics and the Company based on negligence, breach of warranty, and strict liability. The Company’s insurers have accepted defense of the matter and have retained counsel.

T-39 Sabreliner Aircraft.    Three wrongful death lawsuits have been filed against the Company in the U.S. District Court for the Southern District of New York arising from the crash of a T-39 Sabreliner Aircraft near Rome, GA on January 10, 2006. The Plaintiffs allege that L-3 Vertex employed the pilot in command, David Roark, and maintained the aircraft. The cases have been transferred to the U.S. District Court for the Northern District of Florida. The Company’s insurers have accepted defense of the matter and have retained counsel.

14.    Pension and Other Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans.

	Pension Plans		Postretirement Benefit Plans
	First Quarter Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007
Components of net periodic benefit cost:	(in millions)
Service cost	$23	$25	$2	$2
Interest cost	26	24	3	3
Expected return on plan assets	(30)	(28)	(1)	(1)
Amortization of prior service costs (credits)	1	1	(1)	(1)
Amortization of net loss	2	2	—	—
Net periodic benefit cost	$22	$24	$3	$3

Contributions.    For the year ending December 31, 2008, the Company currently expects to contribute cash of approximately $65 million to its pension plans, and approximately $12 million to its postretirement benefit plans. The Company contributed cash of $2 million to its pension plans and $1 million to its postretirement benefit plans during the quarter ended March 28, 2008.

15.    Employee Stock-Based Compensation

At its Annual Meeting of Stockholders held on April 29, 2008, the stockholders of L-3 Communications Holdings, Inc. approved the L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan (2008 Long Term Performance Plan) and the L-3 Communications Holdings, Inc. 2008 Directors Stock Incentive Plan (2008 Directors Stock Incentive Plan). As a result, no additional awards in respect of shares of L-3 Holdings common stock will be issued under either the 1999 Long Term Performance Plan or the 1998 Directors Stock Option Plan.

Awards under the 2008 Long Term Performance Plan may be granted to any officer or employee of the Company or any of its subsidiaries, or to any other individual who provides services to or on behalf of the Company or any of its subsidiaries. Awards under the 2008 Long Term Performance Plan may be in the form of stock options, stock appreciation rights, restricted stock and other stock-based awards.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Awards under the 2008 Directors Stock Incentive Plan may be granted only to non-employee directors of the Company. Awards under the 2008 Directors Stock Incentive Plan may be in the form of stock options, restricted stock, restricted stock units and minimum ownership stock. The 2008 Long Term Performance Plan and the 2008 Directors Stock Incentive Plan are collectively referred to as the 2008 Plans. Under the terms of the 2008 Plans, the per share exercise price and base price for awards of stock options and stock appreciation rights, respectively, may not be less than the fair market value of a share of L-3 Holdings’ common stock on the date of the award.

The number of shares of L-3 Holdings’ common stock authorized for grant under the 2008 Plans is 5.3 million, all of which are available for future awards. Under the terms of the 2008 Long Term Performance Plan, (i) the maximum number of shares of L-3 Holdings’ common stock that may be issued pursuant to ‘‘full value’’ awards (i.e., all awards other than stock options and stock appreciation rights) is 2,500,000, (ii) the maximum number of shares of L-3 Holdings’ common stock that may be issued pursuant to ‘‘incentive’’ stock option awards (i.e., stock options granted in accordance with Section 422 of the U.S. Internal Revenue Code of 1986, as amended) is 3,000,000, (iii) the maximum number of shares of L-3 Holdings’ common stock that may be issued (or paid in cash by reference to such shares) pursuant to all awards granted during a calendar year to any individual participant is 500,000 and (iv) the maximum number of shares of L-3 Holdings’ common stock that may be issued (or paid in cash by reference to such shares) to any participant over the life of the 2008 Long Term Performance Plan with respect to performance-based awards may not exceed 5% of L-3 Holdings’ total outstanding shares of common stock.

16.    Supplemental Cash Flow Information

	First Quarter Ended
	March 28, 2008	March 30, 2007
	(in millions)
Interest paid	$67	$67
Income tax payments	65	21
Income tax refunds	2	—

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

17.    Segment Information

The Company has four reportable segments, which are described in Note 1. The tables below present net sales, operating income, depreciation and amortization and total assets by reportable segment.

	First Quarter Ended
	March 28, 2008	March 30, 2007
	(in millions)
Net Sales
C3ISR	$569	$556
Government Services	1,108	1,036
AM&M	655	637
Specialized Products	1,209	1,100
Elimination of intercompany sales	(35)	(29)
Consolidated total	$3,506	$3,300
Operating Income
C3ISR	$64	$50
Government Services	99	92
AM&M	65	62
Specialized Products	140	122
Consolidated total	$368	$326
Depreciation and amortization
C3ISR	$9	$9
Government Services	9	8
AM&M	7	7
Specialized Products	26	26
Consolidated total	$51	$50

	March 28, 2008	December 31, 2007
	(in millions)
Total Assets
C3ISR	$1,859	$1,844
Government Services	3,534	3,438
AM&M	2,077	1,927
Specialized Products	6,262	6,147
Corporate	753	1,035
Consolidated total	$14,485	$14,391

18.    Accounting Standards Issued and Not Yet Implemented

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 161 enhances the disclosures for derivative instruments and related hedging activities to include, among other disclosures the location and fair value amounts of derivative instruments, hedged items and related gains and losses in the balance sheet and income statements, presented in a tabular format. SFAS 161 is effective for the Company beginning January 1, 2009 and will be applied prospectively. SFAS 161 will not have a material effect on the Company’s financial position, results of operations and cash flows.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which supercedes SFAS No. 141, Business Combinations (SFAS 141). SFAS 141(R) changes how business acquisitions will be accounted for and affect how business acquisitions will be reflected in the Company’s financial statements. SFAS 141(R) is to be applied prospectively to business combinations completed on or after January 1, 2009. The Company is currently assessing the impact of SFAS 141(R).

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 amends Accounting Research Bulletin No. 5, Consolidated Financial Statements. SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity in the Company’s consolidated balance sheet. The Company’s Statement of Operations will include: (1) net income from both L-3 and the minority shareholder(s) share of earnings and (2) a new category called Net Earnings Attributable to Parent, which is similar to current net income. SFAS 160 will also expand disclosures to clearly identify and distinguish between the interests of the parent and the interests of noncontrolling owners. SFAS 160 is effective for the Company beginning January 1, 2009 and will be applied prospectively, except for presentation and disclosure requirements, which will be applied retrospectively for all periods presented. As of March 28, 2008, the initial impact on the Company of implementing SFAS 160 would be to reclassify $89 million of minority interests to non-controlling interests within stockholder’s equity.

19.    Unaudited Financial Information of L-3 Communications and Its Subsidiaries

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

The following unaudited condensed combining financial information presents the results of operations, financial position and cash flows of: (1) L-3 Holdings, excluding L-3 Communications and its consolidated subsidiaries (the ‘‘Parent’’), (2) L-3 Communications, excluding its consolidated subsidiaries, (3) the Guarantor Subsidiaries, (4) the Non-Guarantor Subsidiaries and (5) the eliminations to arrive at the information for L-3 on a consolidated basis.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Balance Sheets
At March 28, 2008:
Current assets:
Cash and cash equivalents	$—	$337	$(9)	$208	$—	$536
Billed receivables	—	286	849	295	—	1,430
Contracts in process	—	503	1,468	270	—	2,241
Other current assets	—	346	161	144	—	651
Total current assets	—	1,472	2,469	917	—	4,858
Goodwill	—	924	5,945	1,299	—	8,168
Other assets	10	384	873	202	(10)	1,459
Investment in and amounts due from consolidated subsidiaries	6,614	9,415	362	9	(16,400)	—
Total assets	$6,624	$12,195	$9,649	$2,427	$(16,410)	$14,485
Current liabilities	$—	$857	$1,207	$615	$—	$2,679
Other long-term liabilities	—	788	237	231	—	1,256
Long-term debt	700	4,537	—	—	(700)	4,537
Minority interests	—	89	—	—	—	89
Shareholders’ equity	5,924	5,924	8,205	1,581	(15,710)	5,924
Total liabilities and shareholders’ equity	$6,624	$12,195	$9,649	$2,427	$(16,410)	$14,485
At December 31, 2007:
Current assets:
Cash and cash equivalents	$—	$632	$(89)	$237	$—	$780
Billed receivables	—	291	767	221	—	1,279
Contracts in process	—	505	1,347	247	—	2,099
Other current assets	—	332	142	131	—	605
Total current assets	—	1,760	2,167	836	—	4,763
Goodwill	—	961	5,912	1,292	—	8,165
Other assets	11	397	865	201	(11)	1,463
Investment in and amounts due from consolidated subsidiaries	6,678	9,114	460	12	(16,264)	—
Total assets	$6,689	$12,232	$9,404	$2,341	$(16,275)	$14,391
Current liabilities	$—	$879	$1,133	$570	$—	$2,582
Other long-term liabilities	—	740	241	215	—	1,196
Long-term debt	700	4,537	—	—	(700)	4,537
Minority interests	—	87	—	—	—	87
Shareholders’ equity	5,989	5,989	8,030	1,556	(15,575)	5,989
Total liabilities and shareholders’ equity	$6,689	$12,232	$9,404	$2,341	$(16,275)	$14,391

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Statements of Operations:
For the first quarter ended March 28, 2008:
Net sales	$—	$656	$2,403	$473	$(26)	$3,506
Cost of sales	15	555	2,186	423	(41)	3,138
Operating income	(15)	101	217	50	15	368
Interest and other income, net	—	34	1	2	(29)	8
Interest expense	6	71	27	2	(35)	71
Minority interests in net income of consolidated subsidiaries	—	3	—	—	—	3
(Loss) income before income taxes	(21)	61	191	50	21	302
(Benefit) provision for income taxes	(8)	22	70	18	8	110
Equity in net income of consolidated subsidiaries	205	153	—	—	(358)	—
Net income	$192	$192	$121	$32	$(345)	$192
For the first quarter ended March 30, 2007:
Net sales	$—	$609	$2,253	$454	$(16)	$3,300
Cost of sales	11	531	2,057	402	(27)	2,974
Operating income	(11)	78	196	52	11	326
Interest and other income, net	—	5	1	1	(2)	5
Interest expense	6	73	—	2	(8)	73
Minority interests in net income of consolidated subsidiaries	—	3	—	—	—	3
(Loss) income before income taxes	(17)	7	197	51	17	255
(Benefit) provision for income taxes	(6)	2	72	19	6	93
Equity in net income of consolidated subsidiaries	173	157	—	—	(330)	—
Net income	$162	$162	$125	$32	$(319)	$162

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Statements of Cash Flows:
For the first quarter ended March 28, 2008:
Operating activities:
Net cash from (used in) operating activities	$320	$(20)	$116	$(3)	$(320)	$93
Investing activities:
Business acquisitions, net of cash acquired	—	(17)	—	—	—	(17)
Other investing activities	(29)	(7)	(24)	(4)	29	(35)
Net cash used in investing activities	(29)	(24)	(24)	(4)	29	(52)
Financing activities:
Common stock repurchased	(283)	—	—	—	—	(283)
Other financing activities	(8)	(251)	(12)	(26)	291	(6)
Net cash used in financing activities	(291)	(251)	(12)	(26)	291	(289)
Effect of exchange rate on cash	—	—	—	4	—	4
Net (decrease) increase in cash	—	(295)	80	(29)	—	(244)
Cash and cash equivalents, beginning of the period	—	632	(89)	237	—	780
Cash and cash equivalents, end of the period	$—	$337	$(9)	$208	$—	$536
For the first quarter ended March 30, 2007:
Operating activities:
Net cash from operating activities	$182	$27	$156	$41	$(182)	$224
Investing activities:
Business acquisitions, net of cash acquired	—	(22)	—	—	—	(22)
Other investing activities	(38)	(5)	(18)	(4)	38	(27)
Net cash used in investing activities	(38)	(27)	(18)	(4)	38	(49)
Financing activities:
Common stock repurchased	(151)	—	—	—	—	(151)
Other financing activities	7	(53)	(78)	(5)	144	15
Net cash used in financing activities	(144)	(53)	(78)	(5)	144	(136)
Net (decrease) increase in cash	—	(53)	60	32	—	39
Cash and cash equivalents, beginning of the period	—	303	(100)	145	—	348
Cash and cash equivalents, end of the period	$—	$250	$(40)	$177	$—	$387

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Section Roadmap

Management’s discussion and analysis (MD&A) can be found on pages 25 to 34, and our unaudited condensed financial statements and related notes can be found on pages 1 to 24. The following table is designed to assist in your review of MD&A.

Topic	Location
Overview and Outlook
L-3’s Business	Pages 25 – 26
Key Performance Measures	Pages 26 – 27
Business Acquisitions	Page 27
Results of Operations, including business segments	Pages 27 – 31
Liquidity and Capital Resources:
Anticipated Sources of Cash Flow	Page 31
Balance Sheet	Pages 31 – 32
Statement of Cash Flows	Pages 32 – 33
Legal Proceedings and Contingencies	Page 33

Overview and Outlook

L-3’s Business

L-3 is a prime system contractor in aircraft modernization and maintenance, Command, Control, Communications, Intelligence, Surveillance and Reconnaissance (C3ISR) systems, and government services. L-3 is also a leading provider of high technology products, subsystems and systems. Our customers include the U.S. Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), U.S. Department of State (DoS) and U.S. Department of Justice (DoJ), allied foreign governments, domestic and international commercial customers and select other U.S. federal, state and local government agencies.

For the year ended December 31, 2007, we generated sales of approximately $14 billion. The table below presents a summary of our 2007 sales by major category of end customer.

	2007 Sales	% of Total Sales
	(in millions)
DoD	$10,268	74%
International	2,094	15
Other U.S. Government	834	6
Commercial – domestic	765	5
Total sales	$13,961	100%

We have the following four reportable segments: (1) C3ISR, (2) Government Services, (3) Aircraft Modernization and Maintenance (AM&M), and (4) Specialized Products. Financial information for our reportable segments is included in Note 17 to our unaudited condensed consolidated financial statements. C3ISR provides products and services for the global ISR market, networked communication systems and secure communications products. We believe that these products and services are critical elements for a substantial number of major command, control, communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring, and dissemination functions of these communication systems. Government Services provides training and operational support services, information technology solutions, intelligence solutions and support, aviation, maritime and engineering services and other technical services. AM&M provides modernization, upgrades and sustainment, maintenance and logistics support services for military and various government aircraft and other platforms. Specialized Products provides a broad range of products across several business areas that include power & control systems, microwave, avionics & displays, training & simulation, electro-optic/infrared (EO/IR), precision engagement, security and detection systems, propulsion systems, undersea warfare and telemetry and advanced technology.

Key Performance Measures

The primary financial performance measures that L-3 uses to manage its businesses and monitor results of operations are sales growth and operating income growth. Combined, these financial performance measures are the primary growth drivers for L-3’s earnings per share and net cash from operating activities. L-3’s business strategy continues to be focused on increasing sales from organic growth and select business acquisitions that add new products, technologies, programs or customers in areas that complement L-3’s existing businesses. We define organic sales growth as the increase or decrease in sales for the current period compared to the prior period, excluding sales in the current period from business acquisitions that have been included in L-3’s actual results of operations for less than twelve months. The two main determinants of our operating income growth are sales growth and improvements in operating margin. We define operating margin as operating income as a percentage of sales.

Sales Growth.    Our average annual sales growth for the five years ended December 31, 2007, was 29%, with average annual organic sales growth of approximately 10%, and average annual sales growth from business acquisitions of approximately 19%. Sales growth for the quarter ended March 28, 2008 (2008 First Quarter) was 6.2%, comprised of organic sales growth of 5.0%, and sales growth from business acquisitions of 1.2%.

Our largest contract in terms of annual sales for the year ended December 31, 2007 was the World Wide Linguist Support Services contract (Linguist Contract), which generated sales of $183 million for the 2008 First Quarter. On February 15, 2008, the U.S. Army Intelligence and Security Command (INSCOM) announced that it did not select our proposal for the Translation and Interpretation Management Services (TIMS) contract, and on February 22, 2008, we filed a protest of INSCOM’s selection with the U.S. Government Accountability Office (GAO). The TIMS contract is the successor contract to the portion of the Linguist Contract that provides translators and linguists in support of the U.S. military operations in Iraq. In March 2008, the U.S. Army extended L-3’s period of performance on the Linguist Contract through June 9, 2008. Additionally, in March 2008, L-3 entered into a subcontract with Global Linguist Solutions (GLS) to supply translation and interpretation services in Iraq under the TIMS contract, and L-3 withdrew its previously filed protest with the GAO of GLS’s selection for the TIMS contract. During the Linguist contract extension period, L-3 will transition its linguist services to GLS.

We, as most U.S. defense contractors, have benefited from the upward trend in DoD budget authorization and spending outlays over recent years, including supplemental appropriations for military operations in Iraq, Afghanistan and the Global War on Terror (GWOT). We believe that our businesses should be able to generate organic sales growth for the foreseeable future because we anticipate the defense budget will continue its focus on areas that match certain of the core competencies of L-3: communications and persistent ISR, sensors, precision engagement, Special Operations Forces, wartime support services and simulation & training. The increased DoD spending during recent years has included supplemental appropriations for military operations in Iraq and Afghanistan. These appropriations have enabled the DoD to proceed with its recapitalization and reconstitution programs that are directly related to the U.S. military operations in Iraq and Afghanistan, which allows for the focus of the base budget resources on transformational modernization programs.

Operating Income Growth.    Our consolidated operating income was $368 million for the 2008 First Quarter, an increase of 12.9% from $326 million for the quarter ended March 30, 2007 (2007 First Quarter). Our consolidated operating margin was 10.5% for the 2008 First Quarter and 9.9% for the 2007 First Quarter.

Prospectively, we expect to continue to generate modest annual increases in operating margin as we expect to increase sales, grow sales at a faster rate than indirect costs and improve our overall contract performance. However, in the future, select business acquisitions and select new business could reduce our operating margins, if the margins of these acquired businesses are lower than L-3’s existing operating margin. Our business objectives include sustainably growing earnings per share and cash flow, and improving operating margins is one method for achieving this growth but it is not the only one.

Business Acquisitions

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 summarizes the business acquisitions that we completed during the three years ended December 31, 2007. Also see Note 3 to our unaudited condensed consolidated financial statements contained in this quarterly report for a discussion of the business acquisition that we completed during the 2008 First Quarter.

All of our business acquisitions are included in our consolidated results of operations from their dates of acquisition. We regularly evaluate potential business acquisitions. On April 21, 2008, we acquired Northrop Grumman’s Electro-Optical Systems (EOS) business for $175 million using cash on hand. The EOS business is a provider of night vision technology and electro-optical products for military, commercial and public safety customers.

Results of Operations

The following information should be read in conjunction with our unaudited condensed consolidated financial statements contained in this quarterly report. Our results of operations for the periods presented are affected by our business acquisitions. See Note 4 to our audited consolidated financial statements for the year ended December 31, 2007, included in our Annual Report on Form 10-K, for a discussion of our 2007 business acquisitions, and Note 3 to our unaudited condensed consolidated financial statements for the 2008 First Quarter, included in this report, for a discussion of our business acquisitions during the 2008 First Quarter.

Consolidated Results of Operations

The table below provides selected financial data for L-3 for the 2008 First Quarter compared with the 2007 First Quarter.

	First Quarter Ended
(Dollars in millions, except per share data)	March 28, 2008	March 30, 2007	Increase/ (decrease)
Net sales	$3,506	$3,300	$206
Operating income	$368	$326	$42
Operating margin	10.5%	9.9%	60	bpts
Interest and other income, net	$8	$5	$3
Interest expense	$71	$73	$(2)
Effective income tax rate	36.5%	36.6%	(10	) bpts
Net income	$192	$162	$30
Diluted EPS	$1.54	$1.29	$0.25
Diluted shares	124.5	126.0	(1.5)

Net sales:    For the 2008 First Quarter, consolidated net sales increased 6.2% compared to the 2007 First Quarter driven by continued strong demand for government services, networked communication systems, base support operations, aircraft modernization and several specialized product areas, including power & control systems, microwave products, precision engagement, aviation and electro-optical/infrared (EO/IR) products. The increase in consolidated net sales from acquired businesses was $40 million, or 1.2%. Sales from services increased by $198 million to $1,903 million, representing approximately 54% of consolidated net sales for the 2008 First Quarter, compared to $1,705 million, or 52% of consolidated net sales for the 2007 First Quarter. The increase in service sales was primarily due to organic sales growth in government services, ISR systems and several areas in the Specialized Products reportable segment. Sales from products increased by $8 million to $1,603 million for the 2008 First Quarter, compared to $1,595 million for the 2007 First Quarter. The increase in product sales was primarily due to growth in several product areas in the Specialized Products reportable segment partially offset by a decrease in sales for airborne ISR systems due to timing of deliveries. See the reportable segment discussions below for more analysis of our sales growth.

Operating income and operating margin:    For the 2008 First Quarter compared to the 2007 First Quarter, consolidated operating income increased by 12.9% and operating margin increased to 10.5% from 9.9%. Improved contract performance and higher sales volume increased operating margin by 60 basis points. The changes in operating margin are further explained in our reportable segment results discussed below.

Interest and other income, net:    Interest and other income increased for the 2008 First Quarter compared to the 2007 First Quarter primarily due to increased interest income on higher cash balances.

Interest expense:    Interest expense for the 2008 First Quarter decreased by $2 million, or 2.7%, compared to the 2007 First Quarter primarily due to lower interest rates on variable rate debt.

Effective income tax rate:    The effective tax rate for the 2008 First Quarter decreased by 10 basis points compared to the same period last year primarily due to a decrease in income taxes on foreign income, partially offset by the expiration of the U.S. Federal research and experimentation tax credit as of December 31, 2007.

Diluted earnings per share and net income:    For the 2008 First Quarter, diluted EPS increased 19.4% to $1.54 per share compared to $1.29 per share for the 2007 First Quarter. Net income for the 2008 First Quarter increased 18.5% to $192 million compared to $162 million for the 2007 First Quarter.

Diluted shares outstanding:    Diluted shares outstanding for the 2008 First Quarter decreased by 1.5 million shares, compared to the 2007 First Quarter. The decrease was primarily due to repurchases of our common stock in connection with our share repurchase program authorized by our Board of Directors, partially offset by additional shares issued in connection with various employee stock based compensation programs and contributions to employee savings plans made in common stock.

Reportable Segment Results of Operations

The table below presents selected data by reportable segment reconciled to consolidated totals. See Note 17 to our unaudited condensed consolidated financial statements for our reportable segment data.

	First Quarter Ended
	March 28, 2008	March 30, 2007
(dollars in millions)
Net sales:(1)
C3ISR	$566.2	$553.8
Government Services	1,105.1	1,028.0
AM&M	655.3	636.9
Specialized Products	1,179.6	1,081.0
Consolidated net sales	$3,506.2	$3,299.7
Operating income:
C3ISR	$63.6	$49.7
Government Services	99.2	92.1
AM&M	64.7	62.2
Specialized Products	140.5	122.1
Consolidated operating income	$368.0	$326.1
Operating margin:
C3ISR	11.2%	9.0%
Government Services	9.0%	9.0%
AM&M	9.9%	9.8%
Specialized Products	11.9%	11.3%
Consolidated operating margin	10.5%	9.9%

(1)	Net sales are after intercompany eliminations.

C3ISR

	First Quarter Ended
(dollars in millions)	March 28, 2008	March 30, 2007	Increase
Net sales	$566.2	$553.8	$12.4
Operating income	63.6	49.7	13.9
Operating margin	11.2%	9.0%	220	bpts

C3ISR net sales for the 2008 First Quarter increased by 2.2% compared to the 2007 First Quarter. Higher sales due to continued demand from the Department of Defense (DoD) for networked communication systems and increased sales volume for Secure Terminal Equipment (STE) of $34.4 million were largely offset by $22.0 million for lower airborne ISR systems sales due to timing of deliveries.

C3ISR operating income for the 2008 First Quarter increased by 28.0% compared to the 2007 First Quarter primarily because of higher operating margin. Operating margin increased by 220 basis points, of which 140 basis points were primarily due to improved contract performance on airborne ISR systems and networked communication systems, 50 basis points were due to higher margin STE sales, and 30 basis points were due to lower development costs for new secure communications products.

Government Services

	First Quarter Ended
(dollars in millions)	March 28, 2008	March 30, 2007	Increase
Net sales	$1,105.1	$1,028.0	$77.1
Operating income	99.2	92.1	7.1
Operating margin	9.0%	9.0%	—	bpts

Government Services net sales for the 2008 First Quarter increased by 7.5% compared to the 2007 First Quarter, driven by volume increases of $65.6 million for several services including training, linguists, information technology and other support services, primarily for the U.S. Army and U.S. Special Operations Command. The increase in net sales from acquired businesses was $11.5 million, or 1.1%.

Government Services operating income for the 2008 First Quarter increased by 7.7% compared to the 2007 First Quarter primarily because of higher sales volume. Operating margin for the 2008 First Quarter was unchanged compared to the 2007 First Quarter. A 20 basis points improvement in margin primarily due to higher sales volume and improved contract performance was offset by approximately $2.1 million, or 20 basis points for severance and other costs related to continuing business realignment and consolidation activities that began in the fourth quarter of 2007.

Aircraft Modernization and Maintenance (AM&M)

	First Quarter Ended
(dollars in millions)	March 28, 2008	March 30, 2007	Increase
Net sales	$655.3	$636.9	$18.4
Operating income	64.7	62.2	2.5
Operating margin	9.9%	9.8%	10	bpts

AM&M net sales for the 2008 First Quarter increased by 2.9% compared to the 2007 First Quarter, driven by $55.4 million of higher sales primarily for the Joint Cargo Aircraft (JCA) contract and base support services. These increases were partially offset by $37.0 million of lower sales for the Canadian Maritime Helicopter program due to completion of certain milestones and lower C-130 aircraft modification sales for international customers due to contracts nearing completion.

AM&M operating income for the 2008 First Quarter increased by 4.0% compared to the 2007 First Quarter primarily because of higher sales volume and higher operating margin. Operating margin increased by 10 basis points primarily from performance improvements mostly due to sales price increases.

Specialized Products

	First Quarter Ended
(dollars in millions)	March 28, 2008	March 30, 2007	Increase
Net sales	$1,179.6	$1,081.0	$98.6
Operating income	140.5	122.1	18.4
Operating margin	11.9%	11.3%	60	bpts

Specialized Products net sales for the 2008 First Quarter increased by 9.1% compared to the 2007 First Quarter reflecting higher sales volume of: (1) $32.0 million for power & control systems due to higher volume for commercial shipbuilding, (2) $26.7 million for microwave products due to deliveries of mobile communications systems for the U.S. military, (3) $16.0 million for aviation and EO/IR products primarily due to deliveries on existing contracts, (4) $11.3 million for precision engagement primarily related to new contracts and increased demand for premium fuzing products and higher volume for satellite navigation systems, and (5) $11.1 million primarily for telemetry & advanced technology and undersea warfare products. These increases were partially offset by a decrease of $27.4 million for combat vehicle propulsion systems due to timing of deliveries, and for displays due to contracts nearing completion. The increase in net sales from acquired businesses was $28.9 million, or 2.7%.

Specialized Products operating income for the 2008 First Quarter increased by 15.1% compared to the 2007 First Quarter primarily because of higher sales volume and higher operating margin. Operating margin for the 2008 First Quarter increased by 60 basis points of which 70 basis points was primarily because of improved contract performance and higher sales. Acquired businesses reduced operating margin by 10 basis points.

Liquidity and Capital Resources

Anticipated Sources of Cash Flow

Our primary source of liquidity is cash flow generated from operations. We also have funds of $797 million available to use under our revolving credit facility, subject to certain conditions as of March 28, 2008. We believe that our cash from operating activities, together with available borrowings under the revolving credit facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, defined benefit plan contributions, commitments, contingencies, research and development expenditures, contingent purchase price payments on previous business acquisitions, program and other discretionary investments, interest payments, income tax payments, L-3 Holdings’ dividends and our share repurchase program for the foreseeable future. There can be no assurance, however, that our business will continue to generate cash flow at current levels, or that currently anticipated improvements will be achieved. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing and there is no assurance we will be able to do so on a timely basis or on satisfactory terms. Our ability to make scheduled principal payments or to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

Balance Sheet

Billed receivables increased by $151 million to $1,430 million at March 28, 2008 from $1,279 million at December 31, 2007 primarily due to the billings for aircraft modernization and maintenance and networked communications. These increases were partially offset by collections for ISR systems.

Contracts in process increased by $142 million to $2,241 million at March 28, 2008 from $2,099 million at December 31, 2007. The increase included $2 million primarily for foreign currency translation adjustments and $140 million from:

•	Increases of $106 million in unbilled contract receivables primarily due to sales exceeding billings for ISR systems, intelligence solutions, the Linguist contract and information technology solutions. These increases were partially offset by billings for naval power conversion equipment; and

•	Increases of $34 million in inventoried contract costs, primarily for networked communications, aircraft support services, EO/IR and secure communications equipment. These increases were partially offset by deliveries of precision engagement products.

L-3’s receivables days sales outstanding (DSO) was 77 at March 28, 2008, compared with 72 at December 31, 2007 and at March 30, 2007. We calculate our DSO by dividing (1) our aggregate end of period billed receivables and net unbilled contract receivables, by (2) our trailing 12 month sales adjusted, on a pro forma basis, to include sales from business acquisitions that we completed as of the end of the period, multiplied by the number of calendar days in the trailing 12 month period (364 days at March 28, 2008). Our trailing 12 month pro forma sales were $14,219 million at March 28, 2008, $14,042 million at December 31, 2007 and $12,945 million at March 30, 2007.

The increase in inventories was primarily for security products and power and control systems for commercial shipbuilding customers to support demand. The increase in other current assets was primarily due to annual insurance premiums paid during the 2008 First Quarter.

Goodwill increased by $3 million to $8,168 million at March 28, 2008 from $8,165 million at December 31, 2007. The net increase in goodwill included: (1) an increase of $11 million for the HSA business acquisition completed during the 2008 First Quarter, (2) an increase of $6 million for earnouts related to certain business acquisitions completed prior to January 1, 2008, (3) a decrease of $7 million for preliminary estimates of fair value for assets acquired and liabilities assumed in connection with the acquisition of MKI, (4) a decrease of $5 million for foreign currency translation, and (5) a decrease of $2 million primarily related to the completion of final estimates of the fair value for assets acquired and liabilities assumed and final purchase price determinations for certain business acquisitions completed prior to January 1, 2008.

The increases in accounts payable and accrued expenses were primarily due to the timing of payments and invoices received for purchases from third-party vendors and subcontractors. The decrease in accrued employment costs was due to the timing of payroll dates for salaries and wages, and the payment to employees of 2007 management incentive bonuses. The increase in advance payments and billings in excess of costs incurred was primarily due to contractual milestone billings primarily for certain aircraft modernization and maintenance contracts. Non-current deferred income tax liabilities increased primarily due to tax amortization of certain goodwill and other identifiable intangible assets.

The increase in pension and postretirement benefit plan liabilities was primarily due to pension expenses exceeding pension cash contributions during the 2008 First Quarter. We expect to contribute cash of approximately $65 million to our pension plans for all of 2008, of which $2 million was contributed during the 2008 First Quarter.

Statement of Cash Flows

Quarter Ended March 28, 2008 Compared with Quarter Ended March 30, 2007

The table below provides a summary of our cash flows from operating, investing, and financing activities for the periods indicated.

	First Quarter Ended
	March 28, 2008	March 30, 2007
	(in millions)
Net cash from operating activities	$93	$224
Net cash used in investing activities	(52)	(49)
Net cash used in financing activities	(289)	(136)

Operating Activities

We generated $93 million of cash from operating activities during the 2008 First Quarter, a decrease of $131 million compared with $224 million generated during the 2007 First Quarter. The decrease is due to (1) $169 million of more cash used for changes in operating assets and liabilities, primarily for billed receivables, contracts in process and inventories, partially offset by (2) an increase in net income of $30 million, and (3) higher non-cash expenses of $8 million, primarily due to higher deferred income taxes and stock-based employee compensation expense. The net cash used from changes in operating assets and liabilities is further discussed above under ‘‘Liquidity and Capital Resources — Balance Sheet.’’

Investing Activities

During the 2008 First Quarter, we used $35 million of cash primarily for capital expenditures and $17 million of cash in the aggregate to acquire the HSA business and to pay the remaining contractual purchase price for business acquisitions completed prior to January 1, 2008, primarily APSS.

Financing Activities

Debt

See Note 8 to our unaudited condensed consolidated financial statements for the components of our long-term debt. Our senior credit facility provides for a term loan facility and a $1 billion revolving credit facility. At March 28, 2008, borrowings under the term loan facility were $650 million, and available borrowings under our revolving credit facility were $797 million, after reduction for outstanding letters of credit of $203 million. There were no outstanding revolving credit borrowings under our senior credit facility at March 28, 2008. Total debt outstanding was $4,537 million at March 28, 2008, unchanged from $4,537 million at December 31, 2007. Additionally, the senior credit facility and senior subordinated notes agreements contain financial covenants and other restrictive covenants. See Note 10 to our audited consolidated financial statements for the year ended December 31, 2007, included in our Annual Report on Form 10-K for a description of our debt and related financial covenants, including dividend payment and share repurchase restrictions and cross default provisions, under our senior credit facility. As of March 28, 2008, we were in compliance with our financial and other restrictive covenants.

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

Under select conditions, including if L-3 Holdings common stock price is more than 120% (currently $122.04) of the then current conversion price (currently $101.70) for a specified period, the conversion feature of the CODES will require L-3 Holdings, upon conversion, to pay the $700 million principal amount in cash, and if the settlement amount exceeds the principal amount, the excess will be settled in cash or stock at our option. See Note 10 to our audited consolidated financial statements for the year ended December 31, 2007, included in our Annual Report on Form 10-K. L-3 Holdings stock price on May 1, 2008 was $112.74.

Equity

Repurchases of L-3 Holdings common stock under the $750 million share repurchase program, approved by the Board of Directors in December 2007, may be made through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof, in each case in accordance with applicable federal securities laws. All share repurchases of L-3 Holdings common stock have been recorded as treasury shares. The table below presents repurchases of L-3 Holdings common stock by L-3 during the 2008 First Quarter.

	Total Number of Shares Purchased	Average Price Paid Per Share	Treasury Stock
			(at cost in millions)
January 1 – March 28, 2008	2,696,099	$105.08	$283

At March 28, 2008, the remaining dollar value of the authorized share repurchase program was $442 million.

On February 5, 2008, L-3 Holdings announced that its Board of Directors had increased L-3 Holdings’ quarterly cash dividend by 20% to $0.30 per share. On March 17, 2008, we paid cash dividends of $37 million to shareholders of record at the close of business on February 19, 2008.

On April 29, 2008, L-3 Holdings’ Board of Directors declared a quarterly cash dividend of $0.30 per share, payable on June 16, 2008 to shareholders of record at the close of business on May 16, 2008.

Legal Proceedings and Contingencies

For a discussion of legal proceedings and contingencies that could impact our results of operations, financial conditions, or cash flows, see Note 13 to our unaudited condensed consolidated financial statements.

Accounting Standards Issued and Not Yet Implemented

For a discussion of accounting standards issued and not yet implemented, see Note 18 to our unaudited condensed consolidated financial statements.

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

Statements that are predictive in nature, that depend upon or refer to events or conditions or that include words such as ‘‘expects,’’ ‘‘anticipates,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘believes,’’ ‘‘estimates’’ and similar expressions are forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, including projections of total sales growth, sales growth from business acquisitions, organic sales growth, consolidated operating margins, total segment operating margins, interest expense, earnings, cash flow, research and development costs, working capital, capital expenditures and other projections, they are subject to several risks and uncertainties, and therefore, we can give no assurance that these statements will be achieved. Such statements will also be influenced by factors which include, among other things:

•	our dependence on the defense industry and the business risks peculiar to that industry, including changing priorities or reductions in the U.S. Government defense budget;

•	our reliance on contracts with a limited number of agencies of, or contractors to, the U.S. Government and the possibility of termination of government contracts by unilateral government action or for failure to perform;

•	the extensive legal and regulatory requirements surrounding our contracts with the U.S. or foreign governments and the results of any investigation of our contracts undertaken by the U.S. or foreign governments;

•     our ability to retain our existing business and related contracts (revenue arrangements);

•	our ability to successfully compete for and win new business and related contracts (revenue arrangements) and to win re-competitions of our existing contracts;

•	our ability to identify and acquire additional businesses in the future with terms, including the purchase price, that are attractive to L-3 and to integrate acquired business operations;

•	our ability to maintain and improve our consolidated operating margin and total segment operating margin in future periods;

•	our ability to obtain future government contracts (revenue arrangements) on a timely basis;

•	the availability of government funding or cost-cutting initiatives and changes in customer requirements for our products and services;

•	our significant amount of debt and the restrictions contained in our debt agreements;

•	our ability to continue to retain and train our existing employees and to recruit and hire new qualified and skilled employees, as well as our ability to retain and hire employees with U.S. Government security clearances that are a prerequisite to compete for and to perform work on classified contracts for the U.S. Government;

•	actual future interest rates, volatility and other assumptions used in the determination of pension, benefits and stock options amounts;

•	our collective bargaining agreements, our ability to successfully negotiate contracts with labor unions and our ability to favorably resolve labor disputes should they arise;

•	the business, economic and political conditions in the markets in which we operate, including those for the commercial aviation and communications markets;

•	events beyond out control such as acts of terrorism;

•	our ability to perform contracts on schedule;

•	our international operations, including sales to foreign customers;

•	our extensive use of fixed-price type contracts as compared to cost-reimbursable type and time-and-material type contracts;

•	the rapid change of technology and high level of competition in the defense industry and the commercial industries in which our businesses participate;

•	our introduction of new products into commercial markets or our investments in civil and commercial products or companies;

•	the outcome of current or future litigation matters and governmental investigation(s) of our businesses, including acquired businesses;

•	costs or difficulties related to the integration of our acquired businesses greater than expected;

•	anticipated cost savings from business acquisitions not fully realized or realized within the expected time frame;

•	Titan’s compliance with its plea agreement and consent to entry of judgment with the U.S. Government relating to the Foreign Corrupt Practices Act, including Titan’s ability to maintain its export licenses;

•	ultimate resolution of contingent matters, claims and investigations relating to acquired businesses, and the impact on the final purchase price allocations;

•	significant increase in competitive pressure among companies in our industry; and

•	the fair values of our assets, including identifiable intangible assets and the estimated fair value of the goodwill balances for our reporting units, which can be impaired or reduced by other factors, some of which are discussed above.

In addition, for a discussion of other risks and uncertainties that could impair our results of operations or financial condition, see ‘‘Part I — Item 1A — Risk Factors’’ and Note 17 to our audited consolidated financial statements, in each case included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Item 3.

 Quantitative and Qualitative Disclosures about Market Risk

See Part II, Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Derivative Financial Instruments,’’ of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for a discussion of our exposure to market risks. There were no substantial changes in those risks during the 2008 First Quarter, except as discussed in the following paragraph.

Foreign Currency Exchange Risk.    At March 28, 2008, the notional value of foreign currency forward contracts was $306 million and the fair value of these contracts was $9 million, which represented a liability. The notional values of our foreign currency forward contracts with maturities ranging through 2012 and thereafter are as follows: $166 million for 2008, $59 million for 2009, $38 million for 2010, $15 million for 2011 and $28 million for 2012 and thereafter.

ITEM 4.

CONTROLS AND PROCEDURES

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 related to L-3 Holdings and L-3 Communications is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our President and Chief Executive Officer, and our Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 28, 2008. Based upon that evaluation and subject to the foregoing, our President and Chief Executive Officer, and our Vice President and Chief Financial Officer concluded that, as of March 28, 2008, the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

During the quarter ended March 28, 2008, our Government Services reportable segment, which generated 31% of our consolidated net sales for the year ended December 31, 2007, continued its business realignment and consolidation activities, including changes in personnel and migration to new or existing enterprise resource planning (ERP) systems. These changes were made for operational efficiencies and were not in response to an identified internal control deficiency. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 13 to our unaudited condensed consolidated financial statements and is incorporated by reference herein.

ITEM 1A.

RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, ‘‘Item 1A. Risk Factors’’ in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about share repurchases we made of L-3 Holdings common stock that are registered pursuant to Section 12 of the Exchange Act during the 2008 First Quarter.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
				(in millions)
January 1-31, 2008	2,060,170	105.00	2,060,170	$509
February 1-29, 2008	312,691	105.14	312,691	$476
March 1-28, 2008	323,238	105.55	323,238	$442
Total	2,696,099	105.08	2,696,099

On December 11, 2007, the Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $750 million of its outstanding shares of common stock through December 31, 2009 (2007 Share Repurchase Program). All purchases of shares described in the table above were made pursuant to the 2007 Share Repurchase Program.

Items 3, 4 and 5 are not applicable and have been omitted.

ITEM 6.

EXHIBITS

For a list of exhibits, see the Exhibit Index in this Form 10-Q.

 Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on May 7, 2008.

L-3 COMMUNICATIONS HOLDINGS, INC.
L-3 COMMUNICATIONS CORPORATION
Date: May 7, 2008	By:	/s/ Ralph G. D’Ambrosio
	Title:	Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference to such previous filings.

Exhibit No.	Description of Exhibits
3.1	Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended June 30, 2002).
3.2	Amended and Restated By-Laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants’ Current Report on Form 8-K filed on December 17, 2007).
3.3	Certificate of Incorporation of L-3 Communications Corporation (incorporated by reference to Exhibit 3.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-31649)).
3.4	Amended and Restated Bylaws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to the Registrants’ Current Report on Form 8-K filed on December 17, 2007).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to L-3 Communications Holdings’ Registration Statement on Form S-1 (File No. 333-46975)).
4.2	Amended and Restated Credit Agreement, dated as of July 29, 2005, among L-3 Communications Corporation, L-3 Communications Holdings, Inc. and certain subsidiaries of the Registrants from time to time party thereto as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.40 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
4.3	Form of L-3 Communications Corporation First Amendment to Amended and Restated Credit Agreement, dated as of October 25, 2006, among L-3 Communications Corporation, L-3 Communications Holdings, Inc. and certain subsidiaries of the Registrants from time to time party thereto as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.41 to the Registrants’ Current Report on Form 8-K dated October 25, 2006).
4.4	Indenture, dated as of June 28, 2002, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-99757)).
4.5	Supplemental Indenture, dated as of February 14, 2008, among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of June 28, 2002 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.5 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2007).
4.6	Indenture, dated as of May 21, 2003, among L-3 Communications Corporation, the Guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-106106)).
4.7	Supplemental Indenture, dated as of February 14, 2008, among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of May 21, 2003 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.7 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2007).

Exhibit No.		Description of Exhibits
4.8		Indenture, dated as of December 22, 2003, among L-3 Communications Corporation, the Guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.33 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2003).
4.9		Supplemental Indenture, dated as of February 14, 2008, among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of December 22, 2003 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.9 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2007).
4.10		Indenture, dated as of November 12, 2004, among L-3 Communications Corporation, the Guarantors and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-122499)).
4.11		Supplemental Indenture, dated as of February 14, 2008, among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of November 12, 2004 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.11 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2007).
4.12		Indenture, dated as of July 29, 2005 (Notes Indenture), among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.69 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
4.13		Supplemental Indenture, dated as of February 14, 2008, among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Notes Indenture dated as of July 29, 2005 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.13 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2007).
4.14		Indenture, dated as of July 29, 2005 (CODES Indenture), among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.70 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
4.15		Supplemental Indenture, dated as of February 14, 2008, among L-3 Communications Holdings, Inc., The Bank of New York, as trustee, and the guarantors named therein to the CODES Indenture dated as of July 29, 2005 among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.15 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2007).
†10	.1	Offer Letter between L-3 Communications Corporation and Ms. Kathleen Karelis dated November 28, 2006 (incorporated by reference to Exhibit 99.1 to the Registrants’ Current Report on Form 8-K filed on March 12, 2008).
*11		L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Share.
**12		Ratio of Earnings to Fixed Charges.
**31	.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

Exhibit No.		Description of Exhibits
**31	.2	Certification of Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.
**32		Section 1350 Certification.

†	Represents management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.
*	The information required in this exhibit is presented in Note 10 to the unaudited condensed consolidated financial statements as of March 28, 2008 in accordance with the provisions of SFAS No. 128, Earnings Per Share.
**	Filed herewith.