Form 10-Q
period 2008-09-26
L 3 COMMUNICATIONS HOLDINGS INC; L 3 COMMUNICATIONS CORP
filed 2008-11-04
CIK 1056239, 1039101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(212) 697-1111
(Telephone number)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller
             reporting company)

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

There were 119,399,297 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on October 31, 2008.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 26, 2008

		Page
		No.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of September 26, 2008 and December 31, 2007	1

	Unaudited Condensed Consolidated Statements of Operations for the Quarterly periods and the Year-to-Date periods ended September 26, 2008 and September 28, 2007	2

	Unaudited Condensed Consolidated Statements of Cash Flows for the Year-to-Date periods ended September 26, 2008 and September 28, 2007	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	48

ITEM 4.	Controls and Procedures	48

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings	49

ITEM 1A.	Risk Factors	49

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

ITEM 6.	Exhibits	49

Signature		50
EX-12: RATIO OF EARNINGS TO FIXED CHARGES
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32: CERTIFICATION

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 26,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$857	$780
Billed receivables, net of allowances, of $20 in 2008 and $21 in 2007	1,292	1,279
Contracts in process	2,269	2,099
Inventories	279	249
Deferred income taxes	209	246
Other current assets	108	110

Total current assets	5,014	4,763

Property, plant and equipment, net	793	754
Goodwill	8,276	8,165
Identifiable intangible assets	429	441
Deferred debt issue costs	47	56
Other assets	223	212

Total assets	$14,782	$14,391

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$737	$571
Accrued employment costs	630	633
Accrued expenses	419	369
Advance payments and billings in excess of costs incurred	527	463
Income taxes	24	63
Other current liabilities	335	483

Total current liabilities	2,672	2,582

Pension and postretirement benefits	466	450
Deferred income taxes	355	245
Other liabilities	488	501
Long-term debt	4,538	4,537

Total liabilities	8,519	8,315

Commitments and contingencies (see Note 14)
Minority interests	88	87

Shareholders’ equity:
L-3 Holdings’ common stock: $.01 par value; 300,000,000 shares authorized, 121,094,975 shares outstanding at September 26, 2008 and 124,174,825 shares outstanding at December 31, 2007
(L-3 Communications’ common stock: $.01 par value, 100 shares authorized, issued and outstanding)	3,990	3,753
L-3 Holdings’ treasury stock (at cost), 11,111,554 shares at September 26, 2008 and 5,533,159 shares at December 31, 2007	(1,098)	(525)
Retained earnings	3,179	2,608
Accumulated other comprehensive income	104	153

Total shareholders’ equity	6,175	5,989

Total liabilities and shareholders’ equity	$14,782	$14,391

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Third Quarter Ended
	September 26,	September 28,
	2008	2007

Net sales:
Products	$1,752	$1,554
Services	1,910	1,894

Total net sales	3,662	3,448

Cost of sales:
Products	1,561	1,373
Services	1,701	1,704

Total cost of sales	3,262	3,077

Operating income	400	371
Interest and other income, net	7	9
Interest expense	68	74
Minority interests in net income of consolidated subsidiaries	2	3

Income before income taxes	337	303
Provision for income taxes	125	104

Net income	$212	$199

L-3 Holdings’ earnings per common share:
Basic	$1.75	$1.58

Diluted	$1.73	$1.56

L-3 Holdings’ weighted average common shares outstanding:
Basic	121.0	125.4

Diluted	122.6	126.9

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year-to-Date Ended
	September 26,	September 28,
	2008	2007

Net sales:
Products	$5,121	$4,702
Services	5,769	5,453

Total net sales	10,890	10,155

Cost of sales:
Products	4,588	4,173
Services	5,159	4,930

Total cost of sales	9,747	9,103

Litigation gain (Note 14)	126	—

Operating income	1,269	1,052
Interest and other income, net	22	22
Interest expense	200	221
Minority interests in net income of consolidated subsidiaries	8	8

Income before income taxes	1,083	845
Provision for income taxes	401	296

Net income	$682	$549

L-3 Holdings’ earnings per common share:
Basic	$5.60	$4.39

Diluted	$5.51	$4.34

L-3 Holdings’ weighted average common shares outstanding:
Basic	121.8	125.0

Diluted	123.7	126.4

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year-to-Date Ended
	September 26,	September 28,
	2008	2007

Operating activities:
Net income	$682	$549
Depreciation of property, plant and equipment	114	110
Amortization of intangibles and other assets	41	43
Deferred income tax provision	149	95
Stock-based employee compensation expense	48	36
Contributions to employee savings plans in L-3 Holdings’ common stock	108	102
Amortization of deferred debt issue costs (included in interest expense)	8	8
Impairment charge	28	—
Other non-cash items	(6)	16

Subtotal	1,172	959

Changes in operating assets and liabilities, excluding acquired amounts:
Billed receivables	(2)	7
Contracts in process	(161)	(159)
Inventories	(31)	(7)
Accounts payable, trade	171	80
Accrued employment costs	(23)	(4)
Accrued expenses	30	40
Advance payments and billings in excess of costs incurred	71	(9)
Income taxes	(10)	73
Excess income tax benefits related to share-based payment arrangements	(10)	(12)
Other current liabilities	(144)	(17)
Pension and postretirement benefits	17	27
All other operating activities	(49)	(43)

Subtotal	(141)	(24)

Net cash from operating activities	1,031	935

Investing activities:
Business acquisitions, net of cash acquired	(224)	(203)
Capital expenditures	(139)	(101)
Dispositions of property, plant and equipment	5	2
Proceeds from sale of product lines	12	—
Other investing activities	(6)	(6)

Net cash used in investing activities	(352)	(308)

Financing activities:
Common stock repurchased	(573)	(289)
Cash dividends paid on L-3 Holdings’ common stock	(111)	(94)
Proceeds from exercise of stock options	38	67
Proceeds from employee stock purchase plan	52	47
Excess income tax benefits related to share-based payment arrangements	10	12
Other financing activities	(11)	(6)

Net cash used in financing activities	(595)	(263)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(7)	13

Net increase in cash and cash equivalents	77	377
Cash and cash equivalents, beginning of the period	780	348

Cash and cash equivalents, end of the period	$857	$725

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

1.	Description of Business

L-3 Communications Holdings, Inc. derives all of its operating income and cash flows from its wholly-owned subsidiary, L-3 Communications Corporation (L-3 Communications). L-3 Communications Holdings, Inc. (L-3 Holdings and, together with its subsidiaries, referred to herein as L-3 or the Company) is a prime system contractor in aircraft modernization and maintenance, Command, Control, Communications, Intelligence, Surveillance and Reconnaissance (C3ISR) systems, and government services. L-3 is also a leading provider of high technology products, subsystems and systems. The Company’s customers include the U.S. Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), U.S. Department of State (DoS), U.S. Department of Justice (DoJ), allied foreign governments, domestic and international commercial customers and select other U.S. federal, state and local government agencies.

The Company has four reportable segments, comprised of: (1) C3ISR, (2) Government Services, (3) Aircraft Modernization and Maintenance (AM&M), and (4) Specialized Products. Financial information relating to the reportable segments is included in Note 18. C3ISR provides products and services for the global ISR market, networked communications systems and secure communications products. The Company believes that these products and services are critical elements for a substantial number of major command, control, communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring, and dissemination functions of these communication systems. Government Services provides training and operational support services, information technology solutions, intelligence solutions and support, engineering solution services and other technical services. AM&M provides modernization, upgrades and sustainment, maintenance and logistics support services for military and various government aircraft and other platforms. Specialized Products provides a broad range of products across several business areas that include power & control systems, microwave, avionics & displays, training & simulation, electro-optic/infrared (EO/IR), precision engagement, security and detection systems, propulsion systems, undersea warfare and telemetry and advanced technology.

2.	Basis of Presentation

These unaudited condensed consolidated financial statements for the quarterly period and year-to-date period ended September 26, 2008 should be read in conjunction with the audited consolidated financial statements of L-3 Holdings and L-3 Communications for the fiscal year ended December 31, 2007, which are included in their Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The accompanying unaudited condensed consolidated financial statements comprise the consolidated financial statements of L-3 Holdings and L-3 Communications. L-3 Holdings’ only asset is its investment in the common stock of L-3 Communications, its wholly-owned subsidiary, and its only obligations are (1) the 3% Convertible Contingent Debt Securities (CODES) due 2035, which were issued by L-3 Holdings on July 29, 2005, (2) its guarantee of borrowings under the senior credit facility of L-3 Communications and (3) its guarantee of other contractual obligations of L-3 Communications and its subsidiaries. L-3 Holdings’ obligations relating to the CODES have been jointly, severally, fully and unconditionally guaranteed by L-3 Communications and certain of its wholly-owned domestic subsidiaries. Accordingly, such debt has been reflected as debt of L-3 Communications in its consolidated financial statements in accordance with the U.S. Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 54. All issuances of and conversions into L-3 Holdings’ equity securities, including grants of stock options, restricted stock, restricted stock units and performance units by L-3 Holdings to employees and directors of L-3

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Communications and its subsidiaries, have been reflected in the consolidated financial statements of L-3 Communications. As a result, the consolidated financial positions, results of operations and cash flows of L-3 Holdings and L-3 Communications are substantially the same. See Note 20 for additional information regarding the unaudited financial information of L-3 Communications and its subsidiaries.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for a complete set of annual audited financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. Certain reclassifications have been made to conform prior-year amounts to the current-year presentation. It is the Company’s established practice to close its books for the quarters ending March, June and September on the Friday nearest to the end of the calendar quarters. The interim financial statements included herein have been prepared and are labeled based on that convention. The Company closes its annual books on December 31 regardless of what day it falls on.

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

3.	Acquisitions and Dispositions

All of the business acquisitions are included in the Company’s results of operations from their respective dates of acquisition.

2008 Business Acquisitions

During the year-to-date period ended September 26, 2008, in separate transactions, the Company acquired three businesses and increased its ownership interest in a subsidiary for an aggregate purchase price of $200 million in cash, plus acquisition costs, which are described below. Based on preliminary purchase price allocations, the aggregate goodwill recognized for these businesses and increase in ownership interest was $143 million, which was all assigned to the Specialized Products reportable segment. The amount expected to be deductible for income tax purposes is $120 million. The final purchase price allocations will be based on their final purchase prices, and final appraisals and other analyses of fair values for acquired assets and assumed liabilities, which are currently in process. The final purchase price allocations are expected to be completed during the fourth quarter of 2008. The Company

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

does not expect the difference, if any, between the preliminary and final purchase price allocations to have a material impact on its results of operations or financial position. The 2008 business acquisitions were all financed with cash on hand.

•	Acquired all of the outstanding stock of G.A. International Electronics (GAI) on July 25, 2008. Headquartered in Florida, GAI provides repair services and retrofit installation of navigation and communication systems for cruise vessels and cargo ships. The purchase price for GAI is subject to additional consideration not to exceed $0.5 million that is contingent upon its post-acquisition financial performance through July 25, 2011. The purchase price for GAI is subject to adjustment based on actual closing date net assets, which has not been finalized. Additional consideration, if any, will be accounted for as goodwill.

•	Acquired assets and assumed liabilities of Northrop Grumman’s Electro-Optical Systems (EOS) business on April 21, 2008. The EOS business is a provider of night vision technology and electro-optical products for military, commercial and public safety customers.

•	On April 4, 2008, the Company increased its ownership interest in its Medical Patients Simulator business from 80% to 85% for a purchase price of $3 million. This business supplies human patient and surgical simulators, as well as related educational products. On October 8, 2008, the Company sold its 85% ownership interest in the business, as described below under 2008 Business and Product Line Dispositions.

•	Acquired all of the outstanding stock of HSA Systems Pty Limited of Australia (HSA) on March 14, 2008. HSA is a provider of geospatial, marine and electronic systems for maritime and defense customers.

The table below summarizes the preliminary purchase price allocations for the aggregate assets acquired, and liabilities assumed including acquisition costs, in connection with all of the Company’s business acquisitions that were completed during the year-to-date period ended September 26, 2008.

(in millions)

Cash and cash equivalents	$2
Billed receivables	17
Contracts in process	14
Deferred income taxes	15
Property, plant and equipment	23
Goodwill	143
Identifiable intangible assets	14

Total assets acquired	228

Current liabilities	26

Total liabilities assumed	26

Net assets acquired	$202

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

2007 Business Acquisitions

During the year-to-date period ended September 26, 2008, the Company completed the final purchase price allocations for APSS S.r.l. (APSS) and MKI Systems, Inc. (MKI). The final purchase price allocations for these business acquisitions did not have a material impact on the Company’s results of operations or financial position. The purchase price for Geneva Aerospace, Inc. (Geneva) is subject to adjustment for additional consideration not to exceed $24 million that is contingent upon its post-acquisition financial performance for the years ending December 31, 2008 and 2009. Additional consideration paid, if any, will be accounted for as goodwill.

Unaudited Pro Forma Statement of Operations Data

The following unaudited pro forma Statement of Operations data presents the combined results of the Company and its business acquisitions completed during the year-to-date period ended September 26, 2008 and the year ended December 31, 2007, assuming that the business acquisitions completed during these periods had occurred on January 1, 2007.

	Third Quarter Ended		Year-to-Date Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
	(in millions, except per share data)

Pro forma net sales	$3,662	$3,521	$10,944	$10,365
Pro forma net income	$212	$201	$679	$548
Pro forma diluted earnings per share	$1.73	$1.58	$5.49	$4.34

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed these acquisitions on January 1, 2007.

2008 Business and Product Line Dispositions

On May 9, 2008, the Company sold the Electron Technologies Passive Microwave Devices (PMD) product line within the Specialized Products segment and recognized a preliminary after-tax gain of approximately $7 million (pre-tax gain of $12 million). The net proceeds for the sale are included in investing activities on the statement of cash flows. The product line generated $23 million of sales for the year ended December 31, 2007 and $8 million for the year-to-date period ended September 26, 2008.

On October 8, 2008, the Company sold its 85% ownership interest in its Medical Patients Simulator business, which is within the Specialized Products segment. The sale is expected to result in an after-tax gain of approximately $18 million (pre-tax gain of approximately $29 million). The gain on the sale will be recorded in the results of operations for the quarter ended December 31, 2008. The sales price and related estimated gain with respect to this transaction are subject to adjustment based on closing date net working capital. This business generated $52 million of sales and $4 million of operating income for the year ended December 31, 2007 and $47 million of sales and $4 million of operating income for the year-to-date period ended September 26, 2008.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

4.	Contracts in Process

The components of contracts in process are presented in the table below.

	September 26,	December 31,
	2008	2007
	(in millions)

Unbilled contract receivables, gross	$2,017	$1,876
Less: unliquidated progress payments	(421)	(391)

Unbilled contract receivables, net	1,596	1,485

Inventoried contract costs, gross	777	673
Less: unliquidated progress payments	(104)	(59)

Inventoried contract costs, net	673	614

Total contracts in process	$2,269	$2,099

Inventoried Contract Costs.  In accordance with the American Institute of Certified Public Accountants Statement of Position 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1) and the AICPA Audit and Accounting Guide, Audits of Federal Government Contractors, the Company accounts for the portion of its general and administrative (G&A) costs, independent research and development (IRAD) costs and bid and proposal (B&P) costs that are allowable and reimbursable indirect contract costs under U.S. Government procurement regulations on its U.S. Government contracts (revenue arrangements) as inventoried contract costs. G&A, IRAD and B&P costs are allocated to contracts for which the U.S. Government is the end customer and are charged to costs of sales when sales on the related contracts are recognized. The Company’s unallowable portion of its G&A, IRAD and B&P costs for its U.S. Government contractor businesses are expensed as incurred and are not included in inventoried contract costs.

The table below presents a summary of G&A, IRAD and B&P costs included in inventoried contract costs and the changes to them, including amounts charged to cost of sales for U.S. Government contracts for the periods presented.

	Third Quarter Ended		Year-to-Date Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
	(in millions)

Amounts included in inventoried contract costs at beginning of the period	$79	$70	$68	$59
Add: Contract costs incurred(1)	335	284	935	860
Amounts included in acquired inventoried contract costs	—	—	7	—
Less: Amounts charged to cost of sales	(339)	(280)	(935)	(845)

Amounts included in inventoried contract costs at end of the period	$75	$74	$75	$74

(1)	Incurred costs include IRAD and B&P costs of $74 million for the quarter ended September 26, 2008, $66 million for the quarter ended September 28, 2007, $211 million for the year-to-date period ended September 26, 2008 and $202 million for the year-to-date period ended September 28, 2007.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

The table below presents a summary of selling, general and administrative expenses and research and development expenses for the Company’s commercial businesses, which are expensed as incurred and not included in inventoried contract costs.

	Third Quarter Ended		Year-to-Date Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
		(in millions)

Selling, general and administrative expenses	$70	$64	$209	$189
Research and development expenses	19	22	67	69

Total	$89	$86	$276	$258

5.	Inventories

Inventories at Lower of Cost or Market.  The table below presents the components of inventories at cost (first in-first out or average cost), but not in excess of realized value.

	September 26,	December 31,
	2008	2007
	(in millions)

Raw materials, components and sub-assemblies	$113	$106
Work in process	120	106
Finished goods	46	37

Total	$279	$249

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

		Government		Specialized	Consolidated
	C3ISR	Services	AM&M	Products	Total
	(in millions)

Balance at December 31, 2007	$986	$2,264	$1,199	$3,716	$8,165
Business acquisitions	2	7	3	142	154
Foreign currency translation adjustments	(13)	—	(13)	(17)	(43)

Balance at September 26, 2008	$975	$2,271	$1,189	$3,841	$8,276

The increase of $154 million related to business acquisitions is comprised of (1) an increase of $143 million for business acquisitions completed and an additional ownership interest acquired during the year-to-date period ended September 26, 2008, (2) an increase of $9 million for earnouts related to certain business acquisitions completed prior to January 1, 2008, and (3) an increase of $5 million primarily related to final purchase price determinations for certain business acquisitions completed prior to January 1, 2008. These increases were partially offset by a decrease of $3 million related to the completion of the final estimate of

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

the fair value of assets acquired and liabilities assumed for certain business acquisitions completed prior to January 1, 2008.

During the quarter ended March 28, 2008, the Company completed its annual impairment test for the goodwill of each of the Company’s reporting units. The annual impairment test resulted in no impairment losses.

Identifiable Intangible Assets.  Information on the Company’s identifiable intangible assets that are subject to amortization is presented in the table below.

	September 26, 2008				December 31, 2007
	Weighted
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in years)	(in millions)

Customer contractual relationships	23.0	$503	$117	$386	$488	$92	$396
Technology	8.2	80	44	36	73	36	37
Other, primarily favorable leasehold interests	7.6	14	7	7	14	6	8

Total	21.5	$597	$168	$429	$575	$134	$441

Amortization expense recorded by the Company for its identifiable intangible assets is presented in the table below.

	Third Quarter Ended		Year-to-Date Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
	(in millions)

Amortization expense	$12	$11	$34	$35

Based on gross carrying amounts at September 26, 2008, the Company’s estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2008 through 2012 are presented in the table below.

	Years Ending December 31,
	2008	2009	2010	2011	2012
	(in millions)

Estimated amortization expense	$45	$52	$52	$46	$38

At September 26, 2008 and December 31, 2007, the Company had $1 million of indefinite-lived identifiable intangible assets.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

7.	Other Current Liabilities and Other Liabilities

The table below presents the components of other current liabilities.

	September 26,	December 31,
	2008	2007
	(in millions)

Other Current Liabilities:
Accruals for pending and threatened litigation (see Note 14)	$18	$134
Accrued product warranty costs	92	98
Accrued interest	67	74
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	48	58
Deferred revenues	22	13
Aggregate purchase price payable for acquired businesses	3	10
Other	85	96

Total other current liabilities	$335	$483

The table below presents the components of other liabilities.

	September 26,	December 31,
	2008	2007
	(in millions)

Other Liabilities:
Non-current income taxes payable	$247	$238
Deferred compensation	77	79
Accrued workers compensation	45	41
Unfavorable lease obligations	8	12
Non-current portion of net deferred gains from terminated interest rate swap agreements	9	12
Notes payable and capital lease obligations	11	11
Accrued product warranty costs	7	—
Accruals for pending and threatened litigation (see Note 14)	—	5
Other non-current liabilities	84	103

Total other liabilities	$488	$501

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

The table below presents the changes in the Company’s accrued product warranty costs.

	Year-to-Date Ended
	September 26,	September 28,
	2008	2007
	(in millions)

Accrued product warranty costs(1):
Balance at January 1	$98	$92
Acquisitions during the period	5	—
Accruals for product warranties issued during the period	26	24
Changes to accruals for product warranties existing before January 1	—	(1)
Settlements made during the period	(30)	(28)

Balance at end of period	$99	$87

(1)	Warranty obligations incurred in connection with long-term production contracts are accounted for within the contract estimates at completion (EACs) and are excluded from the above amounts. The balance at end of period includes both long-term and short-term amounts.

8.	Debt

The components of long-term debt and a reconciliation to the carrying amount of long-term debt are presented in the table below.

	September 26,	December 31,
	2008	2007
	(in millions)

L-3 Communications:
Borrowings under Revolving Credit Facility(1)	$—	$—
Borrowings under Term Loan Facility maturing 2010(2)	650	650
7 5/8% Senior Subordinated Notes due 2012	750	750
6 1/8% Senior Subordinated Notes due 2013	400	400
6 1/8% Senior Subordinated Notes due 2014	400	400
5 7/8% Senior Subordinated Notes due 2015	650	650
6 3/8% Senior Subordinated Notes due 2015	1,000	1,000

Subtotal	3,850	3,850

L-3 Holdings:
3% Convertible Contingent Debt Securities due 2035(3)	700	700

Principal amount of long-term debt	4,550	4,550
Less: Unamortized discounts	(12)	(13)

Carrying amount of long-term debt	$4,538	$4,537

(1)	The Company’s five-year revolving credit facility, which matures on March 9, 2010, allows for total aggregate borrowings of up to $1 billion. At September 26, 2008, available borrowings under the revolving credit facility were $957 million after reductions for outstanding letters of credit of $43 million.

(2)	The interest rate at September 26, 2008 and December 31, 2007 was 3.36% and 6.34%, respectively, and is based on the LIBOR rate (as defined) plus a spread. See Note 10 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for information regarding the interest on borrowings under the term loan facility.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

(3)	Under select conditions, including if L-3 Holdings’ common stock price is more than 120% (currently $121.36) of the then current conversion price (currently $101.13) for a specified period, the conversion feature of the 3% Convertible Contingent Debt Securities due 2035 (CODES) will require L-3 Holdings, upon conversion, to pay the $700 million principal amount in cash, and if the settlement amount exceeds the principal amount, the excess will be settled in cash or stock at the Company’s option. See Note 10 to the audited consolidated financial statements for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K for additional information on the conditions for conversion. L-3 Holdings’ stock price on October 31, 2008 was $81.17.

9.	Comprehensive Income

A reconciliation of net income to comprehensive income is presented in the table below.

	Third Quarter Ended		Year-to-Date Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
	(in millions)

Net income	$212	$199	$682	$549
Other comprehensive income (loss):
Foreign currency translation adjustments	(58)	51	(54)	113
Unrealized gains (losses) on hedging instruments(1)	3	(1)	4	4
Amortization of pension and postretirement benefits net loss and prior service cost, net of credits(2)	(1)	3	1	6

Comprehensive income	$156	$252	$633	$672

(1)	Amounts are net of income tax expenses (benefits) of $1 million and $2 million for the quarter and year-to-date period ended September 26, 2008, respectively, and $(1) million and $2 million for the quarter and year-to-date period ended September 28, 2007, respectively.

(2)	Amounts are net of income tax expenses of $1 million for the year-to-date period ended September 26, 2008, and $2 million and $4 million for the quarter and year-to-date period ended September 28, 2007, respectively. See Note 15.

The changes in the accumulated other comprehensive income (loss) balances, net of related tax effects are presented in the table below.

		Unrealized	Unrecognized	Total
		gains	losses	accumulated
	Foreign	(losses) on	and prior	other
	currency	hedging	service cost,	comprehensive
	translation	instruments	net	income
	(in millions)

Balance at December 31, 2007	$259	$(1)	$(105)	$153
Period change	(54)	4	1	(49)

Balance at September 26, 2008	$205	$3	$(104)	$104

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

10.	Income Taxes

The U.S. Federal income tax jurisdiction is the Company’s major tax jurisdiction. The Company’s U.S. Federal income tax returns for each of the years ended December 31, 2004 and 2005 are currently being examined by the Internal Revenue Service and remain open to resulting adjustment. In addition, the Company has ongoing state and foreign tax examinations in various jurisdictions. We currently expect the U.S. Federal and certain state and foreign tax examinations to be completed within the next 12 months. It is reasonably possible that the Company’s unrecognized tax benefits may decrease by up to $141 million over the next 12 months due to the potential settlement of Federal and certain state and foreign tax examinations, and the expiration of various statutes of limitations.

Current and non-current income taxes payable regarding unrecognized tax benefits include accrued interest of $31 million ($19 million net of income tax benefits) at September 26, 2008 and $22 million ($13 million net of income tax benefits) at December 31, 2007.

11.  L-3 Holdings Earnings Per Share

A reconciliation of basic and diluted earnings per share (EPS) is presented in the table below.

	Third Quarter Ended				Year-to-Date Ended
	September 26,		September 28,		September 26,	September 28,
	2008		2007		2008	2007
	(in millions, except per share data)

Basic:
Net income	$212		$199		$682	$549

Weighted average common shares outstanding	121.0		125.4		121.8	125.0

Basic earnings per share	$1.75		$1.58		$5.60	$4.39

Diluted:
Net income	$212		$199		$682	$549

Common and potential common shares:
Weighted average common shares outstanding	121.0		125.4		121.8	125.0
Assumed exercise of stock options	4.0		5.2		4.3	5.4
Unvested restricted stock awards	1.3		1.0		1.1	0.7
Employee stock purchase plan contributions	0.4		0.4		0.4	0.4
Assumed purchase of common shares for treasury	(4.1)		(5.1)		(4.1)	(5.1)
Assumed conversion of the CODES	—	(1)	—	(1)	0.2	—	(1)

Common and potential common shares	122.6		126.9		123.7	126.4

Diluted earnings per share	$1.73		$1.56		$5.51	$4.34

(1)	L-3 Holdings’ CODES had no impact on diluted EPS for the quarter ended September 26, 2008 and the quarter and year-to-date period ended September 28, 2007, because the average market price of L-3 Holdings common stock during these periods was less than the price at which the CODES would have been convertible into L-3 Holdings common stock. The current conversion price is $101.13, which was effective July 29, 2008.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Excluded from the computations of diluted EPS are equity securities underlying employee stock-based compensation of 1.1 million and 0.7 million for the quarter and year-to-date period ended September 26, 2008, respectively, and 0.4 million and 0.5 million for the quarter and year-to-date period ended September 28, 2007, respectively, because they were anti-dilutive.

The diluted EPS for the year-to-date period ended September 26, 2008 includes (1) a gain of $0.65 per share for the reversal of a current liability for pending and threatened litigation as a result of a June 27, 2008 decision by the U.S. Court of Appeals which vacated an adverse 2006 jury verdict (see Note 14), (2) a gain of $0.06 per share for the sale of the PMD product line (see Note 3), and (3) a non-cash charge of $0.14 per share related to a write-down of capitalized software development costs.

12.	Shareholders’ Equity

Repurchases of L-3 Holdings common stock under the $750 million share repurchase program, approved by the Board of Directors in December 2007, are made from time to time at management’s discretion in accordance with applicable federal securities laws. All share repurchases of L-3 Holdings common stock have been recorded as treasury shares. The table below presents repurchases of L-3 Holdings common stock by the Company during the year-to-date period ended September 26, 2008.

	Total Number of	Average Price Paid
	Shares Purchased	Per Share	Treasury Stock
			(at cost in millions)

January 1 — March 28, 2008	2,696,099	$105.08	$283
March 29 — June 27, 2008	2,145,933	$100.93	217
June 28 — September 26, 2008	736,363	$99.23	73

Total	5,578,395	$102.71	$573

At September 26, 2008, the remaining dollar value of the authorized share repurchase program was $152 million.

From September 27, 2008 through November 4, 2008, L-3 has repurchased 1,846,332 shares of L-3 Holdings’ common stock at an average price of $82.12 per share for an aggregate amount of $152 million, completing the current share repurchase program authorization.

During the year-to-date period ended September 26, 2008, L-3 Holdings’ Board of Directors authorized the following quarterly cash dividends:

Date Declared	Record Date	Cash Dividends Per Share	Date Paid	Total Dividend Paid
				(in millions)

February 5, 2008	February 19, 2008	$0.30	March 17, 2008	$37
April 29, 2008	May 16, 2008	$0.30	June 16, 2008	$37
July 8, 2008	August 18, 2008	$0.30	September 15, 2008	$37

On October 7, 2008, L-3 Holdings’ Board of Directors declared a quarterly cash dividend of $0.30 per share, payable on December 15, 2008 to shareholders of record at the close of business on November 17, 2008.

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

Level 1:	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date. The Company’s Level 1 assets include cash equivalents, primarily institutional money market funds, whose carrying value represents fair value because of their short-term maturities of the investments held by these funds.

Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. The Company’s Level 2 liabilities represent foreign currency forward contracts. Fair value is determined using a valuation model based on observable market inputs, including quoted forward foreign currency exchange rates, and consideration of non-performance risk.

Level 3:	Pricing inputs that are generally unobservable inputs and not corroborated by market data. The Company has no Level 3 assets or liabilities.

The following table presents our assets and liabilities by level measured at fair value on a recurring basis at September 26, 2008.

Description	Level 1	Level 2	Level 3
	(in millions)

Assets
Cash equivalents	$681	$—	$—
Liabilities
Derivatives, net	$—	$6	$—

The Company has deferred the provisions of SFAS 157 to non-financial assets and non-financial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis in accordance with FASB Staff Position (FSP) Financial Accounting Standard 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 delayed the effective date of application of SFAS 157 to all non-financial assets and non-financial liabilities not recognized or disclosed at fair value on a recurring basis until January 1, 2009. Although the Company is assessing the impact of the application of SFAS 157 to those assets and liabilities within the scope of FSP 157-2, the Company currently believes the impact will not have a material effect on the Company’s financial position, results of operations and cash flows. The Company does not have any non-financial assets and non-financial liabilities that would be recognized or disclosed at fair value on a recurring basis at September 26, 2008.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

14.	Commitments and Contingencies

U.S. and Foreign Government Procurement Regulations

A substantial majority of the Company’s revenues are generated from providing products and services under legally binding agreements, or contracts, with U.S. Government and foreign government customers. U.S. Government contracts are subject to extensive legal and regulatory requirements, and, from time to time, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. The Company is currently cooperating with the U.S. Government on several investigations, some of which are discussed below. The Company does not anticipate that any of these investigations will have a material adverse effect on its consolidated financial position, results of operations or cash flows. However, under U.S. Government procurement regulations, an indictment of the Company by a federal grand jury could result in the Company being suspended for a period of time from eligibility for awards of new government contracts. A conviction could result in debarment from contracting with the federal government for a specified term. In addition, all of the Company’s U.S. Government contracts are subject to audit and various pricing and cost controls, include standard provisions for termination for the convenience of the U.S. Government or for default, and are subject to cancellation if funds for contracts become unavailable. Foreign government contracts generally include comparable provisions relating to terminations for convenience and default, as well as other procurement clauses relevant to the foreign government.

Litigation Matters

The Company has been subject to and is involved in litigation, government investigations, proceedings, claims or assessments and various contingent liabilities incidental to its businesses, including those specified below. Furthermore, in connection with certain business acquisitions the Company has assumed some or all claims against, and liabilities of, the acquired business, including both asserted and unasserted claims and liabilities. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company records a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability. The amount of liabilities recorded for pending and threatened litigation are disclosed in Note 7. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At September 26, 2008 and December 31, 2007, the Company did not record any amounts for recoveries that are material from insurance contracts or third parties. The Company believes it has recorded adequate provisions for its litigation matters. The Company reviews these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. An estimate of loss or range of loss is disclosed for a particular litigation matter when such loss can be reasonably estimated and no loss has been accrued. The Company believes that any damage amounts claimed in the specific matters discussed below are not meaningful indicators of potential liability. Although the Company believes that it has valid defenses with respect to legal matters and investigations pending against it, litigation is inherently unpredictable. Therefore, it is possible that the financial position, results of operations or cash flows of the Company could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these contingencies.

Kalitta Air.  L-3 Integrated Systems and its predecessors have been involved in litigation with Kalitta Air arising from a contract to convert Boeing 747 aircraft from passenger configuration to cargo freighters. The lawsuit was brought in the United States District Court for the Northern District of California on January 31, 1997. The aircraft were modified using Supplemental Type Certificates (STCs) issued in 1988 by

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

the Federal Aviation Administration (FAA) to Hayes International, Inc. (Hayes/Pemco) as a subcontractor to GATX/Airlog Company (GATX). Between 1988 and 1990, Hayes/Pemco modified five aircraft as a subcontractor to GATX using the STCs. Between 1990 and 1994, Chrysler Technologies Airborne Systems, Inc. (CTAS), a predecessor to L-3 Integrated Systems, performed as a subcontractor to GATX and modified an additional five aircraft using the STCs. Two of the aircraft modified by CTAS were owned by American International Airways, the predecessor to Kalitta Air. In 1996, the FAA determined that the engineering data provided by Hayes/Pemco supporting the STCs was inadequate and issued an Airworthiness Directive that effectively grounded the ten modified aircraft. The Kalitta Air aircraft have not been in revenue service since that date. The matter was tried in January 2001 against GATX and CTAS with the jury finding fault on the part of GATX, but rendering a unanimous defense verdict in favor of CTAS. Certain co-defendants had settled prior to trial. The U.S. Court of Appeals for the Ninth Circuit subsequently reversed and remanded the trial court’s summary judgment rulings in favor of CTAS regarding a negligence claim by Kalitta Air, which asserts that CTAS as an expert in aircraft modification should have known that the STCs were deficient, and excluding certain evidence at trial. The retrial began on January 18, 2005, and ended on March 2, 2005 with a deadlocked jury and mistrial. At the retrial, Kalitta Air claimed damages of $235 million. By order dated July 22, 2005, the Trial Court granted the Company’s motion for judgment as a matter of law as to negligence dismissing that claim, denied the Company’s motion for judgment as a matter of law as to negligent misrepresentation, and certified the decision for interlocutory appeal to the U.S. Court of Appeals for the Ninth Circuit. On October 8, 2008, the Ninth Circuit reversed the trial court’s dismissal of the negligence claim and affirmed the trial court’s ruling as to the negligent misrepresentation claim. The case has been remanded to the trial court to reconsider the negligence claim and for further proceedings on the negligent misrepresentation claim. CTAS’ insurance carrier has accepted defense of the matter with a reservation of rights to dispute its obligations under the applicable insurance policy in the event of an adverse jury finding.

OSI Systems, Inc.  On November 18, 2002, the Company initiated a proceeding against OSI in the United States District Court sitting in the Southern District of New York seeking, among other things, a declaratory judgment that the Company had fulfilled all of its obligations under a letter of intent with OSI (the Letter of Intent). Under the Letter of Intent, the Company was to negotiate definitive agreements with OSI for the sale to OSI by the Company of certain businesses, which the Company acquired from PerkinElmer, Inc. on June 14, 2002. On February 7, 2003, OSI filed an answer and counterclaims alleging, among other things, that the Company defrauded OSI, breached obligations of fiduciary duty to OSI and breached its obligations under the Letter of Intent. Under the Letter of Intent, the Company proposed selling to OSI the conventional detection business and the ARGUS business that the Company acquired from PerkinElmer, Inc. Negotiations lasted for almost one year and ultimately broke down over issues regarding, among other things, intellectual property, product-line definitions, allocation of employees and due diligence. On May 24, 2006, a jury found in favor of OSI and awarded OSI $126 million in damages, including awards of $33 million for compensatory damages and $93 million for punitive damages, principally on the basis of OSI’s fiduciary-based claims. As a result of the jury verdict, the Company recorded a $129 million litigation charge in connection with this litigation, which was accrued as a current liability, and included an estimate of $3 million for external legal costs incurred through June 30, 2006. On June 27, 2008, the U.S. Court of Appeals for the Second Circuit vacated the jury verdict, ruled in favor of L-3 on the fiduciary-based claims, and remanded the case for a new trial solely on OSI’s claim of actual fraud. Based on the June 27 decision, the Company reversed the $126 million current liability for pending and threatened litigation and $7 million of related accrued interest in the second quarter of 2008. On September 4, 2008, the Second Circuit denied a motion by OSI seeking a rehearing of the June 27 decision.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Bashkirian Airways.  On July 1, 2004, lawsuits were filed on behalf of the estates of 31 Russian children in the state courts of Washington, Arizona, California, Florida, New York and New Jersey against Honeywell, Honeywell TCAS, the Company, ACSS, Thales USA and Thales France. The suits are based on facts arising out of the crash over southern Germany of Bashkirian Airways Tupelov TU 154M aircraft and a DHL Boeing 757 cargo aircraft. On-board the Tupelov aircraft were 9 crew members and 60 passengers, including 45 children. The Boeing aircraft carried a crew of two. Both aircraft were equipped with Honeywell/ACSS Model 2000, Change 7 Traffic Collision and Avoidance Systems (TCAS). Sensing the other aircraft, the on-board DHL TCAS instructed the DHL pilot to descend, and the Tupelov on-board TCAS instructed the Tupelov pilot to climb. However, the Swiss air traffic controller ordered the Tupelov pilot to descend. The Tupelov pilot disregarded the on-board TCAS and put the Tupelov aircraft into a descent striking the DHL aircraft in midair at approximately 35,000 feet. All crew and passengers of both planes were lost. Investigations by the National Transportation Safety Board after the crash revealed that both TCAS units were performing as designed. The suits allege negligence and strict product liability based upon the design of the units and the training provided to resolve conflicting commands and seek compensatory damages. The Company’s insurers have accepted defense of the matter and retained counsel. The matters were consolidated in the Federal Court in New Jersey, which has dismissed the actions on the basis of forum non conveniens. The plaintiffs re-filed a complaint on April 23, 2007 with the Barcelona Court’s Registry in Spain. The Company filed its answer on September 7, 2007. The trial is expected to begin in January 2009.

Aircrew Training and Rehearsal Support (ATARS).  Following a lawsuit filed by Lockheed Martin Corporation (Lockheed) on April 6, 2006 in the U.S. District Court for the Middle District of Florida against the Company and certain individuals related to the ATARS II Program, the Company received Grand Jury subpoenas in connection with an investigation being conducted by the United States Attorney for the Middle District of Florida, Orlando Division. The subpoenas request the production of documents related to Lockheed’s allegations or produced in the civil litigation, which was settled in November 2007. The Company is cooperating fully with the U.S. Government.

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

Rainbownet.  On July 12, 2006, Rainbownet Limited filed a Request for Arbitration with the International Chamber of Commerce against the Company alleging that the Company’s Primewave division sold defective telecommunications equipment to Rainbownet for installation in Nigeria. The parties have resolved this matter.

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

CyTerra Government Investigation.  Since November 2006, CyTerra has been served with civil and Grand Jury subpoenas by the DoD Office of the Inspector General and the DoJ. The Company is cooperating with the Government and is providing the requested documents. The Company believes that it is entitled to indemnification for any course of defense related to this matter and has made a claim against the escrow under the purchase agreement by which the Company acquired CyTerra in March 2006.

Gol Airlines.  The Company was served with complaints filed in the U.S. District Court for the Eastern District of New York against ExcelAire, Joseph Lepore, Jan Paul Paladino, Honeywell, Lockheed Martin, Raytheon, and Amazon Technologies and Aviation Communications & Surveillance Systems (ACSS), a joint venture of L-3 and Thales. The complaints relate to the September 29, 2006 airplane crash over Brazil of a Boeing 737-800 operated by GOL Linhas Aereas Inteligentes, S.A. and an Embraer 600 business jet operated by ExcelAire. The complaints allege that ACSS designed the Traffic Collision and Avoidance System (TCAS) on the ExcelAire jet, and assert claims of negligence, strict products liability and breach of warranty against ACSS based on the design of the TCAS and the instructions provided for its use. The Company’s insurers have accepted defense of this matter and have retained counsel. On July 3, 2008, the District Court dismissed the actions on the basis of forum non conveniens on the grounds that Brazil was the location of the accident and is more convenient for witnesses and document availability. On August 1, 2008, the plaintiffs filed an appeal of this ruling with the U.S. Court of Appeals for the Second Circuit.

Pilatus PC-12 Aircraft.  On July 6, 2007, the Company was served with an amended complaint filed in the U.S. District Court for the Eastern District of Pennsylvania against Pilatus Aircraft, Ltd., Pilatus Flugzeuweke Aktiengellschaft, Rosemont Aerospace, Inc., Revue Thommen AC, EMCA, Goodrich Corp., Goodrich Avionics Systems, Inc. (the predecessor to L-3 Avionics) and the Company. The amended complaint relates to the March 26, 2005 crash of a Pilatus PC-12 aircraft near Belafonte, Pennsylvania in which all six on board were lost. The amended complaint alleges that L-3 Avionics (and/or its predecessor company, Goodrich Avionics) designed, manufactured, tested, marketed, and sold the stick shaker/pusher servo actuator on the Pilatus PC-12, and asserts claims against L-3 Avionics and the Company based on negligence, breach of warranty, and strict liability. The Company’s insurers have accepted defense of the matter and have retained counsel.

T-39 Sabreliner Aircraft.  Three wrongful death lawsuits have been filed against the Company in the U.S. District Court for the Southern District of New York arising from the crash of a T-39 Sabreliner Aircraft near Rome, GA on January 10, 2006. The Plaintiffs allege that L-3 Vertex employed the pilot in command, David Roark, and maintained the aircraft. The cases have been consolidated and transferred to the U.S. District Court for the Northern District of Florida. The Company’s insurers have accepted defense of the matter and have retained counsel.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

15.	Pension and Other Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans.

	Pension Plans				Postretirement Benefit Plans
	Third Quarter Ended		Year-to-Date Ended		Third Quarter Ended		Year-to-Date Ended
	September 26,	September 28,	September 26,	September 28,	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007	2008	2007	2008	2007
	(in millions)

Components of net periodic benefit cost:
Service cost	$21	$23	$67	$72	$1	$2	$4	$5
Interest cost	26	25	79	72	3	2	8	7
Expected return on plan assets	(29)	(29)	(89)	(84)	—	(1)	(1)	(2)
Amortization of prior service costs (credits)	—	1	2	2	(1)	(1)	(2)	(3)
Amortization of net losses (gains)	1	3	5	8	(2)	2	(2)	3
Curtailment or settlement loss	1	—	1	—	—	—	—	—

Net periodic benefit cost	$20	$23	$65	$70	$1	$4	$7	$10

Contributions.  The obligations for the Company’s pension plans and postretirement benefit plans as of December 31, 2008 and the related annual costs of employee benefits for 2009 will be calculated based on several factors, including discount rate assumptions for employee benefit liabilities and actual rates of return on plan assets. Changes in the discount rate assumptions for the year ended December 31, 2008 and differences between the 2008 actual and expected rates of return on plan assets, if significant, can materially affect the benefit obligations at December 31, 2008 and the amount of annual net periodic benefit costs recognized in the Company’s results of operations for 2009. The Company will determine these factors as of December 31, 2008. Recent declines in domestic and foreign equity and fixed income financial markets and changes in the credit markets have negatively affected the year-to-date actual return on the Company’s pension plan assets, and may also lead to an increased discount rate that the Company expects to use to determine its benefit obligations at December 31, 2008 and net periodic benefit costs to be recognized during 2009. As a consequence, the Company is currently evaluating the amount of its pension funding for the remainder of 2008. The Company contributed cash of $46 million to its pension plans and $7 million to its postretirement benefit plans during the year-to-date period ended September 26, 2008. For the year ending December 31, 2008, the Company initially planned to contribute cash of approximately $65 million to its pension plans, and approximately $12 million to its postretirement benefit plans. However, because of the recent declines described above, the Company will likely increase its 2008 pension funding by at least $100 million and possibly up to $200 million. A change in financial and credit market conditions by December 31, 2008 may change the Company’s initial 2008 pension funding plans, and may lead the Company to increase or decrease the amount of expected funding. Postretirement benefit plan funding for 2008 is not expected to change.

16.	Employee Stock-Based Compensation

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

Awards under the 2008 Long Term Performance Plan may be granted to any officer or employee of the Company or any of its subsidiaries, or to any other individual who provides services to or on behalf of the Company or any of its subsidiaries. Awards under the 2008 Long Term Performance Plan may be in the form of stock options, stock appreciation rights, restricted stock and other stock-based awards (including restricted stock units and performance units). Awards under the 2008 Directors Stock Incentive Plan may be granted only to non-employee directors of the Company. Awards under the 2008 Directors Stock Incentive Plan may be in the form of stock options, restricted stock, restricted stock units and minimum ownership stock. The 2008 Long Term Performance Plan and the 2008 Directors Stock Incentive Plan are collectively referred to as the 2008 Plans. Under the terms of the 2008 Plans, the per share exercise price and base price for awards of stock options and stock appreciation rights, respectively, may not be less than the fair market value of a share of L-3 Holdings’ common stock on the date of the award.

Under the terms of the 2008 Long Term Performance Plan, (i) the maximum number of shares of L-3 Holdings’ common stock that may be issued pursuant to “full value” awards (i.e., all awards other than stock options and stock appreciation rights) is 2,500,000, (ii) the maximum number of shares of L-3 Holdings’ common stock that may be issued pursuant to “incentive” stock option awards (i.e., stock options granted in accordance with Section 422 of the U.S. Internal Revenue Code of 1986, as amended) is 3,000,000, (iii) the maximum number of shares of L-3 Holdings’ common stock that may be issued (or paid in cash by reference to such shares) pursuant to all awards granted during a calendar year to any individual participant is 500,000 and (iv) the maximum number of shares of L-3 Holdings’ common stock that may be issued (or paid in cash by reference to such shares) to any participant over the life of the 2008 Long Term Performance Plan with respect to performance-based awards may not exceed 5% of L-3 Holdings’ total outstanding shares of common stock.

The number of shares of L-3 Holdings’ common stock authorized for grant under the 2008 Plans is 5.3 million, of which 4.0 million were available for future awards as of September 26, 2008.

17.	Supplemental Cash Flow Information

	Year-to-Date Ended
	September 26,	September 28,
	2008	2007
	(in millions)

Interest paid	$198	$207
Income tax payments	265	135
Income tax refunds	6	4

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

18.	Segment Information

The Company has four reportable segments, which are described in Note 1. The tables below present net sales, operating income, depreciation and amortization and total assets by reportable segment.

	Third Quarter Ended		Year-to-Date Ended
	September 26,	September 28,	September 26,		September 28,
	2008	2007	2008		2007
	(in millions)

Net Sales
C3ISR	$630	$525	$1,822		$1,611
Government Services	1,042	1,111	3,248		3,239
AM&M	631	622	1,939		1,897
Specialized Products	1,401	1,219	3,987		3,493
Elimination of intercompany sales	(42)	(29)	(106)		(85)

Consolidated total	$3,662	$3,448	$10,890		$10,155

Operating Income
C3ISR	$57	$46	$189		$151
Government Services	99	109	320		302
AM&M	70	64	177		191
Specialized Products	174	152	457	(1)	408

Segment total	$400	$371	$1,143		$1,052
Litigation gain	—	—	126	(2)	—

Consolidated total	$400	$371	$1,269		$1,052

Depreciation and amortization
C3ISR	$10	$10	$29		$29
Government Services	8	8	26		24
AM&M	7	7	20		20
Specialized Products	27	27	80		80

Consolidated total	$52	$52	$155		$153

(1)	Operating income for the Specialized Products segment includes (i) a gain of $12 million from the sale of a product line (see Note 3) and (ii) a non-cash impairment charge of $28 million related to a write-down of capitalized software development costs, which were both recorded in the second quarter of 2008.

(2)	Represents a gain recorded in the second quarter of 2008 for the reversal of a current liability for pending and threatened litigation as a result of a June 27, 2008 decision by the U.S. Court of Appeals which vacated an adverse 2006 jury verdict (see Note 14).

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	September 26,	December 31,
	2008	2007
	(in millions)

Total Assets
C3ISR	$1,875	$1,798
Government Services	3,427	3,438
AM&M	1,938	1,927
Specialized Products	6,532	6,193
Corporate	1,010	1,035

Consolidated total	$14,782	$14,391

19.	Accounting Standards Issued and Not Yet Implemented

In June 2008, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 clarifies that unvested share-based awards, such as restricted stock or restricted stock units, which entitle the holder to receive non-forfeitable rights to dividends before vesting, meet the definition of participating securities. As participating securities, these securities are therefore included in the calculation of basic EPS. FSP EITF 03-6-1 is effective for the Company beginning January 1, 2009. All prior-period EPS data presented shall be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. FSP EITF 03-6-1 will decrease basic and diluted EPS, but will not have an impact on the Company’s financial position, results of operations, or cash flows. The estimated decreases in basic and diluted EPS are presented in the table below.

	Basic	Diluted
	EPS	EPS

Year ended December 31, 2006	$(0.02)	$(0.02)
Year ended December 31, 2007	$(0.04)	$(0.03)
Quarter ended March 28, 2008	$(0.02)	$—
Quarter ended June 27, 2008	$(0.02)	$(0.01)
Quarter ended September 26, 2008	$(0.01)	$(0.01)
Year-to-date ended September 26, 2008	$(0.05)	$(0.02)

In May 2008, the FASB issued FSP Accounting Pronouncement Bulletin 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 provides new accounting guidance for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. The FSP clarifies that: (1) these types of convertible debt instruments are not considered debt instruments within the scope of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, and (2) issuers of these types of convertible debt instruments separately account for the liability and equity components in a manner that reflects the Company’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for the Company beginning on January 1, 2009 and will be applied retrospectively. A cumulative effect adjustment will be reflected in the carrying amounts of the Company’s assets and liabilities as of the beginning of the first period presented. FSP APB 14-1 will have an impact on the Company’s financial position and reduce the Company’s results of operations, but will not have an impact on the Company’s cash flows. The estimated impact on the Company’s financial position and results of operations is presented in the tables below.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	September 26,	December 31,
	2008	2007
	(in millions)
	increase/(decrease)

Financial Position (cumulative impact)
Deferred debt issue costs	$(1.4)	$(1.7)
Long-term debt	$(50.5)	$(65.2)
Deferred income tax liability	$19.6	$25.4
Shareholders’ equity	$29.5	$38.1

	Net	Diluted
	Income	EPS

Year ended December 31, 2006	$(10.1)	$(0.08)
Year ended December 31, 2007	$(10.9)	$(0.09)
Quarter ended March 28, 2008	$(2.8)	$(0.02)
Quarter ended June 27, 2008	$(2.9)	$(0.02)
Quarter ended September 26, 2008	$(2.9)	$(0.02)
Year-to-date ended September 26, 2008	$(8.6)	$(0.07)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 161 enhances the disclosures for derivative instruments and related hedging activities to include, among other disclosures, the location and fair value amounts of derivative instruments, hedged items and related gains and losses in the balance sheet and income statements, presented in a tabular format. SFAS 161 is effective for the Company beginning January 1, 2009 and will be applied prospectively. SFAS 161 will not have a material effect on the Company’s financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which supercedes SFAS No. 141, Business Combinations. SFAS 141(R) changes how business acquisitions will be accounted for and affects how business acquisitions will be reflected in the Company’s financial statements. Among other items, the standard requires: (1) expensing of most transaction and restructuring costs, (2) recognizing and measuring contingent consideration at fair value on the acquisition date, with subsequent changes in fair value recorded in earnings, and (3) entities to capitalize in-process research and development. SFAS 141(R) is to be applied prospectively to business combinations completed on or after January 1, 2009. The adoption of SFAS 141(R) is not expected to have a material effect on the Company’s financial position, results of operations, and cash flows when it becomes effective. Subsequent to adoption, the resolution for uncertain tax positions related to prior acquisitions that differ from recorded amounts will be adjusted through earnings, rather than goodwill.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 amends Accounting Research Bulletin No. 5, Consolidated Financial Statements. SFAS 160 changes the accounting and reporting for minority interests, which will be re-characterized as noncontrolling interests and classified as a component of equity in the Company’s consolidated balance sheet. The Company’s Statement of Operations will include: (1) net income from both L-3 and the minority shareholder(s) share of earnings and (2) a new category called Net Earnings Attributable to Parent, which is similar to current net income. SFAS 160 will also expand disclosures to clearly identify and distinguish between the interests of the parent and the interests of noncontrolling owners. SFAS 160 is effective for the Company beginning January 1, 2009 and will be applied prospectively, except for presentation and disclosure requirements, which will be applied retrospectively for all periods presented. As of September 26, 2008, the initial impact on the Company of implementing SFAS 160 would be to reclassify $88 million of minority interests to noncontrolling interests within stockholder’s equity.

20.	Unaudited Financial Information of L-3 Communications and Its Subsidiaries

L-3 Communications is a wholly-owned subsidiary of L-3 Holdings. The debt of L-3 Communications, including the senior subordinated notes and borrowings under amounts drawn against the senior credit facility are guaranteed, on a joint and several, full and unconditional basis, by certain of its domestic subsidiaries (the “Guarantor Subsidiaries”). The foreign subsidiaries and certain domestic subsidiaries of L-3 Communications (the “Non-Guarantor Subsidiaries”) do not guarantee the debt of L-3 Communications. None of the debt of L-3 Communications has been issued by its subsidiaries. There are no restrictions on the payment of dividends from the Guarantor Subsidiaries to L-3 Communications.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

The following unaudited condensed combining financial information presents the results of operations, financial position and cash flows of: (1) L-3 Holdings, excluding L-3 Communications and its consolidated subsidiaries (the “Parent”), (2) L-3 Communications, excluding its consolidated subsidiaries, (3) the Guarantor Subsidiaries, (4) the Non-Guarantor Subsidiaries and (5) the eliminations to arrive at the information for L-3 on a consolidated basis.

	L-3			Non-
	Holdings	L-3	Guarantor	Guarantor		Consolidated
	(Parent)	Communications	Subsidiaries	Subsidiaries	Eliminations	L-3
	(in millions)

Condensed Combining Balance Sheets At September 26, 2008:
Current assets:
Cash and cash equivalents	$—	$639	$(17)	$235	$—	$857
Billed receivables	—	304	731	257	—	1,292
Contracts in process	—	564	1,458	247	—	2,269
Other current assets	—	296	144	156	—	596

Total current assets	—	1,803	2,316	895	—	5,014
Goodwill	—	1,054	5,959	1,263	—	8,276
Other assets	8	451	845	196	(8)	1,492
Investment in and amounts due from consolidated subsidiaries	6,867	8,990	890	18	(16,765)	—

Total assets	$6,875	$12,298	$10,010	$2,372	$(16,773)	$14,782

Current liabilities	$—	$744	$1,295	$633	$—	$2,672
Other long-term liabilities	—	841	231	237	—	1,309
Long-term debt	700	4,538	—	—	(700)	4,538
Minority interests	—	—	—	—	88	88
Shareholders’ equity	6,175	6,175	8,484	1,502	(16,161)	6,175

Total liabilities and shareholders’ equity	$6,875	$12,298	$10,010	$2,372	$(16,773)	$14,782

At December 31, 2007:
Current assets:
Cash and cash equivalents	$—	$632	$(89)	$237	$—	$780
Billed receivables	—	291	767	221	—	1,279
Contracts in process	—	505	1,347	247	—	2,099
Other current assets	—	332	142	131	—	605

Total current assets	—	1,760	2,167	836	—	4,763
Goodwill	—	961	5,912	1,292	—	8,165
Other assets	11	397	865	201	(11)	1,463
Investment in and amounts due from consolidated subsidiaries	6,678	9,027	460	12	(16,177)	—

Total assets	$6,689	$12,145	$9,404	$2,341	$(16,188)	$14,391

Current liabilities	$—	$879	$1,133	$570	$—	$2,582
Other long-term liabilities	—	740	241	215	—	1,196
Long-term debt	700	4,537	—	—	(700)	4,537
Minority interests	—	—	—	—	87	87
Shareholders’ equity	5,989	5,989	8,030	1,556	(15,575)	5,989

Total liabilities and shareholders’ equity	$6,689	$12,145	$9,404	$2,341	$(16,188)	$14,391

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3			Non-
	Holdings	L-3	Guarantor	Guarantor		Consolidated
	(Parent)	Communications	Subsidiaries	Subsidiaries	Eliminations	L-3
	(in millions)

Condensed Combining Statement of Operations:
For the quarter ended September 26, 2008:
Net sales	$—	$803	$2,408	$489	$(38)	$3,662
Cost of sales	18	689	2,161	450	(56)	3,262

Operating (loss) income	(18)	114	247	39	18	400
Interest and other income, net	—	32	2	2	(29)	7
Interest expense	6	67	28	2	(35)	68
Minority interests in net income of consolidated subsidiaries	—	—	—	—	2	2

(Loss) income before income taxes	(24)	79	221	39	22	337
(Benefit) provision for income taxes	(8)	27	83	15	8	125
Equity in net income of consolidated subsidiaries	228	160	—	—	(388)	—

Net income	$212	$212	$138	$24	$(374)	$212

For the quarter ended September 28, 2007:
Net sales	$—	$649	$2,355	$466	$(22)	$3,448
Cost of sales	13	572	2,109	418	(35)	3,077

Operating (loss) income	(13)	77	246	48	13	371
Interest and other income, net	—	10	2	(1)	(2)	9
Interest expense	6	74	1	1	(8)	74
Minority interests in net income of consolidated subsidiaries	—	—	—	—	3	3

(Loss) income before income taxes	(19)	13	247	46	16	303
(Benefit) provision for income taxes	(7)	4	84	16	7	104
Equity in net income of consolidated subsidiaries	211	190	—	—	(401)	—

Net income	$199	$199	$163	$30	$(392)	$199

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3			Non-
	Holdings	L-3	Guarantor	Guarantor		Consolidated
	(Parent)	Communications	Subsidiaries	Subsidiaries	Eliminations	L-3
	(in millions)

Condensed Combining Statement of Operations:
For the year-to-date period ended September 26, 2008:
Net sales	$—	$2,204	$7,277	$1,494	$(85)	$10,890
Cost of sales	48	1,894	6,588	1,350	(133)	9,747
Litigation gain	—	126	—	—	—	126

Operating (loss) income	(48)	436	689	144	48	1,269
Interest and other income, net	—	99	4	5	(86)	22
Interest expense	18	199	82	5	(104)	200
Minority interests in net income of consolidated subsidiaries	—	—	—	—	8	8

(Loss) income before income taxes	(66)	336	611	144	58	1,083
(Benefit) provision for income taxes	(24)	118	229	54	24	401
Equity in net income of consolidated subsidiaries	724	464	—	—	(1,188)	—

Net income	$682	$682	$382	$90	$(1,154)	$682

For the year-to-date period ended September 28, 2007:
Net sales	$—	$1,931	$6,913	$1,367	$(56)	$10,155
Cost of sales	36	1,693	6,261	1,205	(92)	9,103

Operating (loss) income	(36)	238	652	162	36	1,052
Interest and other income, net	—	21	4	2	(5)	22
Interest expense	18	220	1	5	(23)	221
Minority interests in net income of consolidated subsidiaries	—	—	—	—	8	8

(Loss) income before income taxes	(54)	39	655	159	46	845
(Benefit) provision for income taxes	(19)	11	229	56	19	296
Equity in net income of consolidated subsidiaries	584	521	—	—	(1,105)	—

Net income	$549	$549	$426	$103	$(1,078)	$549

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3			Non-
	Holdings	L-3	Guarantor	Guarantor		Consolidated
	(Parent)	Communications	Subsidiaries	Subsidiaries	Eliminations	L-3
	(in millions)

Condensed Combining Statements of Cash Flows:
For the year-to-date period ended September 26, 2008:
Operating activities:
Net cash from operating activities	$684	$13	$918	$140	$(724)	$1,031

Investing activities:
Business acquisitions, net of cash acquired	—	(224)	—	—	—	(224)
Other investing activities	(87)	(38)	(76)	(14)	87	(128)

Net cash used in investing activities	(87)	(262)	(76)	(14)	87	(352)

Financing activities:
Common stock repurchased	(573)	—	—	—	—	(573)
Other financing activities	(24)	256	(770)	(121)	637	(22)

Net cash (used in) from financing activities	(597)	256	(770)	(121)	637	(595)

Effect of exchange rate on cash	—	—	—	(7)	—	(7)

Net increase (decrease) in cash	—	7	72	(2)	—	77
Cash and cash equivalents, beginning of the period	—	632	(89)	237	—	780

Cash and cash equivalents, end of the period	$—	$639	$(17)	$235	$—	$857

For the year-to-date period ended September 28, 2007:
Operating activities:
Net cash from operating activities	$383	$3	$797	$135	$(383)	$935

Investing activities:
Business acquisitions, net of cash acquired	—	(203)	—	—	—	(203)
Other investing activities	(112)	(23)	(70)	(12)	112	(105)

Net cash used in investing activities	(112)	(226)	(70)	(12)	112	(308)

Financing activities:
Common stock repurchased	(289)	—	—	—	—	(289)
Other financing activities	18	457	(629)	(91)	271	26

Net cash (used in) from financing activities	(271)	457	(629)	(91)	271	(263)

Effect of exchange rate on cash	—	—	—	13	—	13

Net increase in cash	—	234	98	45	—	377
Cash and cash equivalents, beginning of the period	—	303	(100)	145	—	348

Cash and cash equivalents, end of the period	$—	$537	$(2)	$190	$—	$725

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Section Roadmap

Management’s discussion and analysis (MD&A) can be found on pages 32 to 46, and our unaudited condensed financial statements and related notes can be found on pages 1 to 31. The following table is designed to assist in your review of MD&A.

Topic	Location

Overview and Outlook
L-3’s Business	Pages 32 – 33
Key Performance Measures	Pages 33 – 34
Business Acquisitions and Business and Product Line Dispositions	Pages 34 – 35
Results of Operations (includes business segments)	Pages 35 – 41
Liquidity and Capital Resources:
Anticipated Sources of Cash Flow	Page 42
Balance Sheet	Pages 42 – 43
Statement of Cash Flows	Pages 44 – 46
Legal Proceedings and Contingencies	Page 46

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

		% of
	2007 Sales	Total Sales
	(in millions)

DoD	$10,268	74%
International	2,094	15
Other U.S. Government	834	6
Commercial — domestic	765	5

Total sales	$13,961	100%

We have the following four reportable segments: (1) C3ISR, (2) Government Services, (3) Aircraft Modernization and Maintenance (AM&M), and (4) Specialized Products. Financial information for our reportable segments is included in Note 18 to our unaudited condensed consolidated financial statements. C3ISR provides products and services for the global ISR market, networked communication systems and secure communications products. We believe that these products and services are critical elements for a substantial number of major command, control, communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring, and dissemination functions of these communication systems. Government Services provides training and operational support services, information technology solutions, intelligence solutions and support, engineering solution services and other technical services. AM&M provides modernization, upgrades and sustainment, maintenance and logistics support services for military and various government aircraft and other platforms. Specialized Products provides a broad range of products across several business areas that include power & control systems, microwave, avionics & displays, training & simulation, electro-optic/infrared (EO/IR), precision engagement, security and detection systems, propulsion systems, undersea warfare and telemetry and advanced technology.

Key Performance Measures

The primary financial performance measures that L-3 uses to manage its businesses and monitor results of operations are sales growth and operating income growth. Management believes that these financial performance measures are the primary growth drivers for L-3’s earnings per share and net cash from operating activities. L-3’s business strategy is focused on increasing sales from organic growth and select business acquisitions that add new products, technologies, programs or customers in areas that complement L-3’s existing businesses. We define organic sales growth as the increase or decrease in sales for the current period compared to the prior period, excluding sales in the (1) current period from business and product line acquisitions that have been included in L-3’s actual results of operations for less than twelve months and (2) prior period from business and product line divestitures that have been included in L-3’s actual results of operations for the twelve-month period prior to the divestiture date. The two main determinants of our operating income growth are sales growth and improvements in operating margin. We define operating margin as operating income as a percentage of sales.

Sales Growth.  Our average annual sales growth for the five years ended December 31, 2007 was 29%, with average annual organic sales growth of approximately 10% and average annual sales growth from business acquisitions of approximately 19%. Sales growth for the quarter ended September 26, 2008 (2008 Third Quarter) was 6%, comprised of organic sales growth of 4%, and sales growth from business acquisitions, net of divestitures, of 2%. Sales growth for the year-to-date period ended September 26, 2008 (2008 Year-to-Date Period) was 7%, comprised of organic sales growth of 5%, and sales growth from business acquisitions, net of divestitures, of 2%.

Our largest contract (revenue arrangement) in terms of annual sales for the year ended December 31, 2007, which generated 5.3% of consolidated sales, was the World Wide Linguist Support Services contract (Linguist Contract). On February 15, 2008, the U.S. Army Intelligence and Security Command (INSCOM) announced that it did not select our proposal for the Translation and Interpretation Management Services (TIMS) contract, and on February 22, 2008, we filed a protest of INSCOM’s selection with the U.S. Government Accountability Office (GAO). The TIMS contract is the successor contract to the portion of the Linguist Contract that provides translators and linguists in support of the U.S. military operations in Iraq. In March 2008, the U.S. Army extended L-3’s period of performance on the Linguist Contract through June 9, 2008. Additionally, in March 2008, L-3 entered into a subcontract with Global Linguist Solutions (GLS) to supply translation and interpretation services in Iraq under the TIMS contract, and L-3 withdrew its previously filed protest with the GAO of GLS’s selection for the TIMS contract. Total linguist-Iraq sales, including our subcontract, were $56 million for the 2008 Third Quarter and $356 million for the 2008 Year-to-Date Period.

Our current largest contract (revenue arrangement) in terms of estimated annual sales for the year ending December 31, 2008, is the U.S. Air Force (USAF) Contract Field Teams (CFT) contract, which currently generates almost 3% of our annual sales. CFT is a multi-sourced contract, which provides worldwide quick reaction maintenance of deployed aircraft and ground vehicles for the U.S. military. The USAF recently selected L-3 as one of the winning contractors for the next CFT indefinite delivery/indefinite quantity contract that began on October 1, 2008. There will be more contractors competing for task orders on the new CFT contract compared to the existing contract, and therefore, we can provide no assurance that we will be able to maintain our annual sales on the new contract.

We, as most U.S. defense contractors, have benefited from the upward trend in DoD budget authorization and spending outlays over recent years, including supplemental appropriations for military operations in Iraq, Afghanistan and the Global War on Terror (GWOT). We believe that our businesses should be able to generate organic sales growth for the foreseeable future because we anticipate the defense budget will continue its focus on areas that match certain of the core competencies of L-3: communications and persistent ISR, sensors, precision engagement, Special Operations Forces, wartime support services and simulation & training. The increased DoD spending during recent years has included supplemental appropriations for military operations in Iraq and Afghanistan. These appropriations have enabled the DoD to proceed with its recapitalization and reconstitution programs that are directly related to the U.S. military operations in Iraq and Afghanistan, which allows for the focus of base budget resources on transformational modernization programs.

Operating Income Growth.  Our consolidated operating income was $400 million for the 2008 Third Quarter, an increase of 7.8% from $371 million for the quarter ended September 28, 2007 (2007 Third Quarter). Our consolidated operating margin was 10.9% for the 2008 Third Quarter, an increase of 10 basis points from 10.8% for the 2007 Third Quarter. For the 2008 Year-to-Date Period, our consolidated operating income was $1,269 million and our consolidated operating margin was 11.7%. Our operating income and operating margins for the 2008 Year-to-Date Period were impacted by certain items which occurred during the 2008 second quarter, as further discussed below, and increased operating income by $110 million and operating margin by 110 basis points. Excluding these same items, our consolidated operating income was $1,159 million for the 2008 Year-to-Date Period, an increase of 10.2% from $1,052 million for the year-to-date period ended September 28, 2007 (2007 Year-to-Date Period). Excluding these same items, our consolidated operating margin was 10.6% for the 2008 Year-to-Date Period, an increase of 20 basis points from 10.4% for the 2007 Year-to-Date Period.

Prospectively, we expect to continue to generate modest annual increases in operating margin as we expect to increase sales, grow sales at a faster rate than indirect costs and improve our overall contract performance. However, in the future, select business acquisitions and select new business could reduce our operating margins, if the margins are lower than L-3’s existing operating margin. Our business objectives include growing earnings per share and cash flow. Improving operating margins is one method for achieving this growth, but it is not the only one.

Other 2008 Year-to-Date Events.  Our 2008 Year-to-Date Period results were affected by three matters, which increased consolidated operating income by $110 million, income before income taxes by $117 million, net income by $71 million and diluted earnings per share (EPS) by $0.57, which are collectively referred to as the Q2 2008 Items:

•	A gain of $133 million ($81 million after income taxes, or $0.65 per share) for the reversal of a $126 million current liability for pending and threatening litigation as a result of a June 27, 2008 decision by the U.S. Court of Appeals that vacated an adverse 2006 jury verdict and $7 million of related accrued interest, which is recorded in interest expense and other items (the “Litigation Gain”).

•	A gain of $12 million ($7 million after income taxes, or $0.06 per share) from the sale of a product line (the “Product Line Divestiture Gain”).

•	A non-cash impairment charge of $28 million ($17 million after income taxes, or $0.14 per share) relating to a write-down of capitalized software development costs for a general aviation product (the “Impairment Charge”).

Business Acquisitions and Business and Product Line Dispositions

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 summarizes the business acquisitions that we completed during the three years ended December 31, 2007. Also see Note 3 to our unaudited condensed consolidated financial statements contained in this quarterly report for a discussion of the business acquisitions and business and product line dispositions that we completed during the 2008 Year-to-Date Period. During the 2008 Year-to-Date Period, we used $224 million of cash to acquire three businesses, increase our ownership interest in a subsidiary, and pay earnouts and remaining contractual purchase prices for certain business acquisitions completed prior to January 1, 2008. We also sold a product line within the Specialized Products segment and recognized a preliminary after-tax gain of approximately $7 million (pre-tax gain of $12 million). Additionally, on October 8, 2008, we sold our 85% ownership interest in our Medical Patients Simulator business, which is within the Specialized Products segment. The sale is expected to result in an after-tax gain of approximately $18 million (pre-tax gain of approximately $29 million). The gain will be recorded in the results of operations for the quarter ended December 31, 2008. The sales price and related estimated gain with respect to this transaction are subject to adjustment based on actual closing net working capital.

All of our business acquisitions are included in our consolidated results of operations from their dates of acquisition. We regularly evaluate potential business acquisitions.

Results of Operations

The following information should be read in conjunction with our unaudited condensed consolidated financial statements contained in this quarterly report. Our results of operations for the periods presented are affected by our business acquisitions. See Note 4 to our audited consolidated financial statements for the year ended December 31, 2007, included in our Annual Report on Form 10-K, for a discussion of our 2007 business acquisitions, and Note 3 to our unaudited condensed consolidated financial statements, included in this report, for a discussion of our business acquisitions and dispositions during the 2008 Year-to-Date Period.

Consolidated Results of Operations

The table below provides selected financial data for L-3 for the 2008 Third Quarter compared with the 2007 Third Quarter and the 2008 Year-to-Date Period compared with the 2007 Year-to-Date Period.

	Third Quarter Ended				Year-to-Date Ended
	September 26,	September 28,	Increase/		September 26,	September 28,	Increase/
(Dollars in millions, except per share data)	2008	2007	(decrease)		2008	2007	(decrease)

Net sales	$3,662	$3,448	$214		$10,890	$10,155	$735
Operating income	$400	$371	$29		$1,269	$1,052	$217
Litigation Gain	—	—	—		(126)	—	(126)

Segment operating income	400	371	29		1,143	1,052	91
Product Line Divestiture Gain	—	—	—		(12)	—	(12)
Impairment Charge	—	—	—		28	—	28

Operating income, excluding Q2 2008 Items(1)	$400	$371	$29		$1,159	$1,052	$107

Operating margin	10.9%	10.8%	10	bpts	11.7%	10.4%	130	bpts
Litigation Gain	—	—	—	bpts	(1.2)%	—	(120	)bpts

Segment operating margin	10.9%	10.8%	10	bpts	10.5%	10.4%	10	bpts
Product Line Divestiture Gain	—	—	—	bpts	(0.1)%	—	(10	)bpts
Impairment Charge	—	—	—	bpts	0.2%	—	20	bpts

Operating margin, excluding Q2 2008 Items(1)	10.9%	10.8%	10	bpts	10.6%	10.4%	20	bpts

Interest expense and other items	$63	$68	$(5)		$186 (2)	$207	$(21)
Effective income tax rate	37.1%	34.3%	280	bpts	37.0%	35.0%	200	bpts
Net income	$212	$199	$13		$682	$549	$133
Q2 2008 Items	—	—	—		(71)	—	(71)

Net income, excluding Q2 2008 Items(1)	$212	$199	$13		$611	$549	$62

Diluted EPS	$1.73	$1.56	$0.17		$5.51	$4.34	$1.17
Q2 2008 Items	—	—	—		(0.57)	—	(0.57)

Diluted EPS, excluding Q2 2008 Items(1)	$1.73	$1.56	$0.17		$4.94	$4.34	$0.60

Diluted shares	122.6	126.9	(4.3)		123.7	126.4	(2.7)

(1)	We believe that the Q2 2008 Items affect the comparability of the results of operations of the 2008 Year-to-Date Period to the results of operations for the 2007 Year-to-Date Period. We also believe that disclosing operating income, operating margin, net income and diluted EPS excluding the Q2 2008 Items will allow investors to more easily compare the 2008 Year-to-Date Period results to the 2007 Year-to-Date Period results.

(2)	Reflects a reduction of $7 million for accrued interest reversed during the quarter ended June 27, 2008 in connection with the Litigation Gain.

Net sales:  For the 2008 Third Quarter, consolidated net sales increased 6% compared to the 2007 Third Quarter driven by continued strong demand for ISR systems, networked communication systems, engineering solution services, base support services and several specialized product areas, including simulation & training, power & control systems and precision engagement. These increases were partially offset by a decrease in linguist services, which is further discussed in the Government Services segment below. The increase in sales from acquired businesses, net of divestitures, was $74 million or 2%. Sales from services increased by $16 million to $1,910 million, representing approximately 52% of consolidated net sales for the 2008 Third Quarter, compared to $1,894 million, or 55% of consolidated net sales for the 2007 Third Quarter. The increase in service sales was primarily due to organic sales growth in ISR systems, engineering solution services, base and aircraft support services, and several areas in the Specialized Products reportable segment. This increase was partially offset by a decrease for linguist services. Sales from products increased by $198 million to $1,752 million, representing approximately 48% of consolidated net sales for the 2008 Third Quarter, compared to $1,554 million, or 45% of consolidated net sales for the 2007 Third Quarter. The increase in product sales was primarily due to growth in C3ISR products and several areas in the Specialized Products reportable segment, partially offset by a decrease in aircraft modernization for international customers. See the reportable segment results below for additional discussions of our sales growth.

For the 2008 Year-to-Date Period, consolidated net sales increased 7% compared to the 2007 Year-to-Date Period, driven by continued strong demand for networked communication systems, ISR systems, government services, base and aircraft support services, and several specialized product areas, including power & control systems, microwave products, EO/IR products, precision engagement, and simulation & training. These increases were partially offset by a decrease in linguist services. The increase in sales from acquired businesses, net of divestitures, was $199 million, or 2%. Sales from services increased by $316 million to $5,769 million, representing approximately 53% of consolidated net sales for the 2008 Year-to-Date Period, compared to $5,453 million, or 54% of consolidated net sales for the 2007 Year-to-Date Period. The increase in service sales was primarily due to organic sales growth in C3ISR, government services, and base and aircraft support, partially offset by a decrease for linguist services. Sales from products increased by $419 million to $5,121 million, representing approximately 47% of consolidated net sales for the 2008 Year-to-Date Period, compared to $4,702 million, or 46% of consolidated net sales for the 2007 Year-to-Date Period. The increase in product sales was primarily due to growth in several areas in the Specialized Products reportable segment and C3ISR products, partially offset by a decrease in aircraft modernization for international customers. See the reportable segment results below for additional discussions of our sales growth.

Operating income and operating margin:  The 2008 Third Quarter operating income increased by $29 million to $400 million from $371 million for the 2007 Third Quarter. Operating margin increased by 10 basis points to 10.9% compared to the 2007 Third Quarter. Operating income for the 2008 Nine Months increased by $217 million to $1,269 million from $1,052 million for the 2007 Year-to-Date Period. The Q2 2008 Items increased consolidated operating income by an aggregate $110 million. Excluding the Q2 2008 Items, consolidated operating margin increased by 20 basis points to 10.6% compared to the 2007 Year-to-Date Period. See the reportable segment results below for discussion of our segment operating income and margin results.

Interest expense and other items:  Interest expense and other items for the 2008 Third Quarter decreased compared to the same period last year, primarily due to lower interest rates on our outstanding variable rate debt. Interest expense and other items for the 2008 Year-to-Date Period decreased compared to the same period last year primarily due to the reversal of $7 million of accrued interest during the quarter ended June 27, 2008 in connection with the Litigation Gain and lower interest rates on our outstanding variable rate debt.

Effective income tax rate:  The effective tax rate for the 2008 Third Quarter increased by 280 basis points compared to the same quarter last year. The increase was primarily due to: (1) a benefit in the 2007 Third Quarter for a reversal of previously accrued amounts related to the 2003 U.S. Federal income tax return that did not recur in the 2008 Third Quarter, and (2) the expiration of the U.S. Federal research and experimentation tax credit (R&E Tax Credit) on December 31, 2007 that was re-enacted on October 3, 2008, which did not affect the 2008 Third Quarter. The effective tax rate for the 2008 Year-to-Date Period compared to the same period last year increased by 200 basis points. The Q2 2008 Items increased the effective tax rate by 30 basis points. The remaining increase was primarily driven by a benefit for the reversal of previously accrued amounts related to the 2002 and 2003 U.S. Federal income tax return that did not recur in the 2008 Year-to-Date Period and the re-enactment of the R&E Tax Credit on October 3, 2008.

Diluted earnings per share and net income:  In the 2008 Third Quarter as compared to the 2007 Third Quarter, diluted EPS increased by $0.17 to $1.73 from $1.56, and net income increased by $13 million to

$212 million from $199 million. In the 2008 Year-to-Date Period as compared to the 2007 Year-to-Date Period, diluted EPS increased by $1.17 to $5.51 from $4.34, and net income increased by $133 million to $682 million from $549 million. Excluding the Q2 2008 Items, diluted EPS increased $0.60 to $4.94 and net income increased $62 million to $611 million.

Diluted shares outstanding:  Diluted shares outstanding for the 2008 Third Quarter and 2008 Year-to-Date Period decreased by 4.3 million shares and 2.7 million shares, respectively, compared to the 2007 Third Quarter and 2007 Year-to-Date Period, respectively. The decrease was primarily due to repurchases of our common stock in connection with our share repurchase program authorized by our Board of Directors, partially offset by additional shares issued in connection with various employee stock-based compensation programs and contributions to employee savings plans made in common stock.

Reportable Segment Results of Operations

The table below presents selected data by reportable segment reconciled to consolidated totals. See Note 18 to our unaudited condensed consolidated financial statements for our reportable segment data.

	Third Quarter Ended		Year-to-Date Ended
	September 26,	September 28,	September 26,		September 28,
(dollars in millions)	2008	2007	2008		2007

Net Sales:(1)
C3ISR	$626.2	$519.7	$1,813.5		$1,600.9
Government Services	1,039.4	1,106.0	3,239.8		3,219.1
AM&M	631.5	621.9	1,939.1		1,896.6
Specialized Products	1,365.1	1,200.1	3,897.9		3,438.3

Total	$3,662.2	$3,447.7	$10,890.3		$10,154.9

Operating income:
C3ISR	$57.3	$46.6	$188.8		$151.2
Government Services	98.9	109.0	319.9		302.0
AM&M	70.0	63.5	176.7		190.9
Specialized Products	173.9	152.2	457.7	(2)	408.0

Total segment operating income	$400.1	$371.3	$1,143.1	(2)	$1,052.1
Litigation Gain	—	—	126.0		—

Consolidated operating income	$400.1	$371.3	$1,269.1		$1,052.1

Operating margin:
C3ISR	9.2%	9.0%	10.4%		9.4%
Government Services	9.5%	9.9%	9.9%		9.4%
AM&M	11.1%	10.2%	9.1%		10.1%
Specialized Products	12.7%	12.7%	11.7	%(2)	11.9%
Total segment operating margin	10.9%	10.8%	10.5	%(2)	10.4%
Litigation Gain	—	—	1.2%		—

Consolidated operating margin	10.9%	10.8%	11.7%		10.4%

(1)	Net sales are after intercompany eliminations
(2)	Total segment operating income includes the Product Line Divestiture gain of $12 million and a non-cash Impairment Charge of $28 million, which is recorded in Specialized Products. The Product Line Divestiture gain and non-cash Impairment Charge reduced total segment operating margin by 10 basis points and Specialized Products operating margin by 40 basis points.

C3ISR

	Third Quarter Ended				Year-to-Date Ended
	September 26,	September 28,			September 26,	September 28,
(dollars in millions)	2008	2007	Increase		2008	2007	Increase

Net sales	$626.2	$519.7	$106.5		$1,813.5	$1,600.9	$212.6
Operating income	57.3	46.6	10.7		188.8	151.2	37.6
Operating margin	9.2%	9.0%	20	bpts	10.4%	9.4%	100	bpts

C3ISR net sales for the 2008 Third Quarter increased by 20% compared to the 2007 Third Quarter primarily due to continued demand and new contracts from the Department of Defense (DoD) resulting in higher sales of $106.5 million primarily for airborne ISR and networked communication systems for manned and unmanned platforms.

C3ISR operating income for the 2008 Third Quarter increased by 23% compared to the 2007 Third Quarter primarily because of higher sales volume and higher operating margin. Operating margin increased by 20 basis points. Higher sales volume for networked communication systems and lower development costs for new secure communications products were partially offset by higher costs for international airborne ISR systems.

C3ISR net sales for the 2008 Year-to-Date Period increased by 13% compared to the 2007 Year-to-Date Period resulting in higher sales of $212.6 million driven by trends similar to those for the 2008 Third Quarter. Sales growth was lower in the 2008 Year-to-Date Period compared to the 2008 Third Quarter because of lower sales growth during the quarter ended March 28, 2008 due to timing of airborne ISR system deliveries.

C3ISR operating income for the 2008 Year-to-Date Period increased by 25% compared to the 2007 Year-to-Date Period primarily because of higher sales volume and higher operating margin. Operating margin increased by 100 basis points due primarily to higher sales volume and improved contract performance for airborne ISR and networked communication systems, and lower development costs for new secure communications products.

Government Services

	Third Quarter Ended				Year-to-Date Ended
	September 26,	September 28,			September 26,	September 28,
(dollars in millions)	2008	2007	(Decrease)		2008	2007	Increase

Net sales	$1,039.4	$1,106.0	$(66.6)		$3,239.8	$3,219.1	$20.7
Operating income	98.9	109.0	(10.1)		319.9	302.0	17.9
Operating margin	9.5%	9.9%	(40	) bpts	9.9%	9.4%	50	bpts

Government Services net sales for the 2008 Third Quarter decreased by 6% compared to the 2007 Third Quarter. A decline for linguist services of $124.3 million was partially offset by increases of $42.6 million primarily for engineering solution services to the DoD. The decline in linguist services is due to a decline in L-3’s work share in connection with the transition on June 9, 2008 from an L-3 prime contract to a subcontract following the loss of a previous contract upon re-competition. Total linguist-Iraq sales were $56 million for the 2008 Third Quarter. The increase in net sales from acquired businesses, net of divestitures, was $15.1 million, or 1%.

Government Services operating income for the 2008 Third Quarter decreased by 9% compared to the 2007 Third Quarter primarily because of lower sales and lower operating margin. Operating margin for the 2008 Third Quarter decreased by 40 basis points. Operating margin declined by 60 basis points primarily due to lower sell prices on certain new contracts. A decline in lower margin linguist sales improved operating margin by 10 basis points. Acquired businesses increased operating margin by 10 basis points.

Government Services net sales for the 2008 Year-to-Date Period increased by approximately 1% compared to the 2007 Year-to-Date Period. The increase in net sales from acquired businesses, net of divestitures, was $44.0 million. A decline in sales of $167.9 million for linguist services was largely offset by an increase in sales primarily for the DoD of $144.6 million for engineering solution services, training services, information technology and other support services. Total linguist-Iraq sales for the 2008 Year-to-Date Period were $356 million.

Government Services operating income for the 2008 Year-to-Date Period increased by 6% compared to the 2007 Year-to-Date Period primarily because of higher sales and higher operating margin. Operating margin for the 2008 Year-to-Date Period increased by 50 basis points compared to the 2007 Year-to-Date Period primarily due to higher sales and lower indirect costs as a percentage of sales. Operating margin increased by 10 basis points because of a decline in lower margin linguist sales. These increases were partially offset by approximately $4 million, or 10 basis points, for severance and other costs related to business realignment and consolidation activities.

Aircraft Modernization and Maintenance (AM&M)

	Third Quarter Ended				Year-to-Date Ended
	September 26,	September 28,			September 26,	September 28,	Increase/
(dollars in millions)	2008	2007	Increase		2008	2007	(decrease)

Net sales	$631.5	$621.9	$9.6		$1,939.1	$1,896.6	$42.5
Operating income	70.0	63.5	6.5		176.7	190.9	(14.2)
Operating margin	11.1%	10.2%	90	bpts	9.1%	10.1%	(100	)bpts

AM&M net sales for the 2008 Third Quarter increased by 2% compared to the 2007 Third Quarter primarily driven by $30.7 million of higher sales for base and aircraft support services and the Joint Cargo Aircraft (JCA) contract. These increases were partially offset by $21.1 million of lower sales for aircraft modernization for international customers.

AM&M operating income for the 2008 Third Quarter increased by 10% compared to the 2007 Third Quarter primarily because of higher sales volume and higher operating margin. Operating margin for the 2008 Third Quarter compared to the 2007 Third Quarter increased by 90 basis points. Improved contract performance, including delivery incentive fees, increased operating margin by 30 basis points and an adjustment of approximately $3 million to litigation accruals for costs to settle certain claims increased operating margin by 60 basis points.

AM&M net sales for the 2008 Year-to-Date Period increased by 2% compared to the 2007 Year-to-Date Period. The increase was primarily driven by $117.5 million of higher sales for the base and aircraft support services and the JCA contract. These increases were partially offset by lower sales of: (1) $34.0 million for the Canadian Maritime Helicopter program due to previously completed milestones, and (2) $41.0 million for aircraft modernization, primarily to modify C-130 aircraft for international customers and head-of-state aircraft for foreign government customers.

AM&M operating income for the 2008 Year-to-Date Period decreased by 7% compared to the 2007 Year-to-Date Period primarily because of lower operating margin partially offset by higher sales volume. Operating margin for the 2008 Year-to-Date Period compared to the 2007 Year-to-Date Period decreased by 100 basis points. The 2008 Year-to-Date Period includes $10 million of litigation accruals for costs to settle certain claims, which reduced operating margin by 50 basis points. Operating margin for the 2008 Year-to-Date Period compared to the 2007 Year-to-Date Period also declined by another 50 basis points due to change in sales mix, primarily the JCA contract, and lower international sales, partially offset by improved contract performance.

Specialized Products

	Third Quarter Ended				Year-to-Date Ended
	September 26,	September 28,			September 26,	September 28,	Increase/
(dollars in millions)	2008	2007	Increase		2008	2007	(decrease)

Net sales	$1,365.1	$1,200.1	$165.0		$3,897.9	$3,438.3	$459.6
Operating income	173.9	152.2	21.7		457.7	408.0	49.7
Product Line Divestiture Gain	—	—	—		(12.2)	—	(12.2)
Impairment Charge	—	—	—		27.5	—	27.5

Operating income, excluding Q2 2008 Items	$173.9	$152.2	$21.7		$473.0	$408.0	$65.0
Operating margin	12.7%	12.7%	—	bpts	11.7%	11.9%	(20	) bpts
Operating margin, excluding Q2 2008 Items	12.7%	12.7%	—	bpts	12.1%	11.9%	20	bpts

Specialized Products net sales for the 2008 Third Quarter increased by 14% compared to the 2007 Third Quarter reflecting higher sales volume primarily of: (1) $37.4 million for simulation & training due to timing of deliveries, (2) $24.4 million for precision engagement primarily related to new contracts and timing of deliveries on existing contracts, (3) $24.3 million for power & control systems mostly for commercial shipbuilding, (4) $16.0 million primarily for propulsion systems and microwave products due to demand from the U.S. Army, and (5) $15.6 million for EO/IR products primarily due to higher demand and deliveries from existing and follow-on contracts. These increases were partially offset by a decrease of $11.6 million for displays due to timing of contractual deliveries and completed contracts. The increase in net sales from acquired businesses, net of divestitures, was $58.9 million, or 5%.

Specialized Products operating income for the 2008 Third Quarter increased by 14% compared to the 2007 Third Quarter primarily because of higher sales volume. Operating margin for the 2008 Third Quarter was unchanged compared to the 2007 Third Quarter. Contract performance and higher sales across several business areas increased operating margin by 40 basis points and acquired businesses increased operating margin by 40 basis points. These increases were offset by 30 basis points due to an adjustment of $4 million to certain litigation accruals for costs to settle a claim. In addition, a $7 million gain in the 2007 Third Quarter from the settlement of a third party claim that did not recur decreased operating margin by 50 basis points.

Specialized Products net sales for the 2008 Year-to-Date Period increased by 13% compared to the 2007 Year-to-Date Period reflecting higher sales volume primarily of: (1) $106.7 million for power & control systems mostly for commercial shipbuilding, (2) $61.2 million for microwave products due to higher demand and deliveries of mobile communications systems and satellite and space components for the U.S. military, (3) $50.0 million for precision engagement primarily related to new contracts and increased shipments of fuzing products, (4) $44.7 million for EO/IR products primarily due to higher demand and deliveries on existing and follow-on contracts, (5) $39.0 million for simulation & training primarily related to timing of deliveries, and (6) $36.7 million for acoustic undersea warfare products and ocean mapping related to new and existing contracts, and aviation products primarily related to spare parts for the U.S. military and safety avionics systems for general and regional aviation markets. These increases were partially offset by a decrease of $34.1 million for displays due to timing of contractual deliveries and completed contracts. The increase in net sales from acquired businesses, net of divestitures, was $155.4 million, or 5%.

Specialized Products operating income for the 2008 Year-to-Date Period increased by 12% compared to the 2007 Year-to-Date Period primarily because of higher sales volume partially offset by lower operating margins. The 2008 Year-to-Date Period includes a gain of $12 million for the Product Line Divestiture Gain and a $28 million non-cash Impairment Charge. Excluding these two items, operating income was $473.0 million and operating margin increased 20 basis points to 12.1%. Operating margin increased by 60 basis points due to improved contract performance and higher sales across several business areas. These increases were partially offset by 20 basis points due to $6 million of litigation accruals to settle a claim. Additionally, a $7 million gain from the settlement of a claim against a third party in the 2007 Third Quarter that did not recur decreased operating margin by 20 basis points.

Liquidity and Capital Resources

Anticipated Sources of Cash Flow

Our primary source of liquidity is cash flow generated from operations. We also have funds of $957 million available to use under our revolving credit facility, subject to certain conditions as of September 26, 2008. Notwithstanding the recent declines in domestic and foreign equity and fixed income financial markets, severely diminished liquidity and credit availability and global economic uncertainty, we currently believe that our cash from operating activities, together with available borrowings under the revolving credit facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures, defined benefit plan contributions, commitments, contingencies, research and development expenditures, contingent purchase price payments on previous business acquisitions, program and other discretionary investments, interest payments, income tax payments, L-3 Holdings’ dividends and our share repurchase program for the foreseeable future. There can be no assurance, however, that our business will continue to generate cash flow at current levels, or that currently anticipated improvements will be achieved. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing and there is no assurance we will be able to do so on a timely basis or on satisfactory terms. Our ability to make scheduled principal payments or to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

Balance Sheet

Billed receivables increased by $13 million to $1,292 million at September 26, 2008 from $1,279 million at December 31, 2007 primarily due to (1) our sales growth and timing of collections and billings for aircraft modernization and maintenance, microwave products, power & control systems and networked communication systems, and (2) the acquisition of Northrop Grumman’s Electro-Optical Systems (EOS) business. These increases were partially offset by collections primarily for ISR systems and government services.

Contracts in process increased by $170 million to $2,269 million at September 26, 2008 from $2,099 million at December 31, 2007. The increase included $14 million of acquired contracts-in-process balances for business acquisitions and $161 million from:

•	Increases of $113 million in unbilled contract receivables primarily due to sales exceeding billings for ISR systems, engineering solution services, aircraft modernization, training services, intelligence solutions, and networked communication systems. These increases were partially offset by lower sales for linguist services; and

•	Increases of $48 million in inventoried contract costs across several business areas to support customer demand.

These increases were partially offset by a decrease of $5 million due to foreign currency translation adjustments.

L-3’s receivables days sales outstanding (DSO) was 71 at September 26, 2008, compared with 72 at December 31, 2007 and 71 at September 28, 2007. We calculate our DSO by dividing (1) our aggregate end of period billed receivables and net unbilled contract receivables, by (2) our trailing 12 month sales adjusted, on a pro forma basis, to include sales from business acquisitions that we completed as of the end of the period, multiplied by the number of calendar days in the trailing 12 month period (364 days at September 26, 2008). Our trailing 12 month pro forma sales were $14,819 million at September 26, 2008, $14,042 million at December 31, 2007 and $13,618 million at September 28, 2007.

The increase in inventories was primarily for commercial shipbuilding customers to support demand.

The increase in property, plant and equipment (PP&E) during the 2008 Year-To-Date Period was principally due to capital expenditures and completed business acquisitions, partially offset by depreciation expense. The percentage of depreciation expense to average gross PP&E was 7.8% for the 2008 Year-To-Date Period compared to 8.4% for the 2007 Year-To-Date Period. We did not change any of the depreciation methods or assets estimated useful lives that L-3 uses to calculate its depreciation expense.

Goodwill increased by $111 million to $8,276 million at September 26, 2008 from $8,165 million at December 31, 2007. The net increase in goodwill included: (1) an increase of $143 million for business acquisitions completed and an additional ownership interest acquired during the 2008 Year-to-Date Period, (2) an increase of $9 million for earnouts related to certain business acquisitions completed prior to January 1, 2008, and (3) an increase of $5 million primarily related to final purchase price determinations for certain business acquisitions completed prior to January 1, 2008. These increases were partially offset by decreases of $43 million for foreign currency translation adjustments and $3 million related to the completion of the final estimate of the fair value of assets acquired and liabilities assumed for certain business acquisitions completed prior to January 1, 2008.

The increase in other assets was primarily due to investments in equipment in connection with a sales type lease for simulation & training and equity investments, partially offset by the Impairment Charge recorded in the second quarter of 2008 related to a write-down of capitalized software development costs.

The increases in accounts payable and accrued expenses were primarily due to the timing of payments and invoices received for purchases from third-party vendors and subcontractors. The increase in advance payments and billings in excess of costs incurred was primarily due to advance payments received on contracts for ISR systems and government services. Other current liabilities decreased primarily due to the reversal of a current liability in connection with the Litigation Gain. Non-current deferred income tax liabilities increased primarily due to tax amortization of certain goodwill and other identifiable intangible assets.

The increase in pension and postretirement benefit plan liabilities was primarily due to pension expenses exceeding pension cash contributions during the 2008 Year-to-Date Period. The obligations for our pension plans and postretirement benefit plans as of December 31, 2008 and the related annual costs of employee benefits for 2009 will be calculated based on several factors, including discount rate assumptions for employee benefit liabilities and actual rates of return on plan assets. Changes in the discount rate assumptions for the year ended December 31, 2008 and differences between the 2008 actual and expected rates of return on plan assets, if significant, can materially affect the benefit obligations at December 31, 2008 and the amount of annual net periodic benefit costs recognized in our results of operations for 2009. We will determine these factors as of December 31, 2008. Recent declines in domestic and foreign equity and fixed income financial markets and changes in the credit markets have negatively affected the year-to-date actual return on our pension plan assets, and may also lead to an increased discount rate that we expect to use to determine our benefit obligations at December 31, 2008 and net periodic benefit costs to be recognized during 2009. As a consequence, we are currently evaluating the amount of our pension funding for the remainder of 2008. We contributed cash of $46 million to our pension plans and $7 million to our postretirement benefit plans during the year-to-date period ended September 26, 2008. For the year ending December 31, 2008, we initially planned to contribute cash of approximately $65 million to our pension plans, and approximately $12 million to our postretirement benefit plans. However, because of the recent declines described above, we will likely increase our 2008 pension funding by at least $100 million and possibly up to $200 million. A change in financial and credit market conditions by December 31, 2008 may change our initial 2008 pension funding plans, and may lead us to increase or decrease the amount of expected funding. Postretirement benefit plan funding for 2008 is not expected to change.

Statement of Cash Flows

Year-to-Date Ended September 26, 2008 Compared with Year-to-Date Ended September 28, 2007

The table below provides a summary of our cash flows from operating, investing, and financing activities for the periods indicated.

	Year-to-Date Ended
	September 26,	September 28,
	2008	2007
	(in millions)

Net cash from operating activities	$1,031	$935
Net cash used in investing activities	(352)	(308)
Net cash used in financing activities	(595)	(263)

Operating Activities

We generated $1,031 million of cash from operating activities during the 2008 Year-to-Date Period, an increase of $96 million compared with $935 million generated during the 2007 Year-to-Date Period. The increase is due to (1) an increase in net income of $133 million, and (2) higher non-cash expenses of $80 million, primarily due to higher deferred income taxes and the non-cash Impairment Charge, partially offset by (3) $117 million of more cash used for changes in operating assets and liabilities, primarily for other current liabilities (mainly the Litigation Gain) and income taxes. The net cash used from changes in operating assets and liabilities is further discussed above under “Liquidity and Capital Resources — Balance Sheet.”

Investing Activities

During the 2008 Year-to-Date Period, we used $224 million of cash in the aggregate to (1) acquire three businesses, (2) pay earnouts and the remaining contractual purchase price for certain business acquisitions completed prior to January 1, 2008, and (3) increase our ownership interest in our Medical Patients Simulator business by 5% from 80% to 85%. We also used $139 million of cash for capital expenditures. Investing activities for the 2008 Year-to-Date Period includes a $12 million source of cash from the sale of a product line. See Note 3 to the unaudited condensed consolidated financial statements.

Financing Activities

Debt

See Note 8 to our unaudited condensed consolidated financial statements for the components and maturity dates of our long-term debt. The maturity dates of our long-term debt range from 2010 to 2035. Our senior credit facility provides for a term loan facility and a $1 billion revolving credit facility. At September 26, 2008, borrowings under the term loan facility were $650 million, and available borrowings under our revolving credit facility were $957 million, after reduction for outstanding letters of credit of $43 million. There were no outstanding revolving credit borrowings under our senior credit facility at September 26, 2008. Total debt outstanding was $4,538 million at September 26, 2008, compared to $4,537 million at December 31, 2007.

Credit Ratings.  Our credit ratings as of October 2008 are as follows:

Rating Agency	Senior Debt	Subordinated Debt

Standard & Poor’s	BBB−	BB+
Fitch Ratings	BBB−	BB+
Moody’s Investors Service	Ba2	Ba3

Agency ratings are not a recommendation to buy, sell or hold any security, and they may be revised or withdrawn at any time by the rating agency. Each agency’s rating should be evaluated independently of any other agency’s rating. The system and the number of rating categories can vary widely from rating agency to rating agency. Customers usually focus on claims-paying ratings, while creditors focus on debt ratings. Investors use both to evaluate a company’s overall financial strength. The ratings issued on L-3 or its subsidiaries by any of these agencies are announced publicly and are available from the agencies. Our ability to access the capital markets could be impacted by a downgrade in one or more of our debt ratings. If this were to occur, we could incur higher borrowing costs.

Debt Covenants and Other Provisions.  The senior credit facility and senior subordinated notes agreements contain financial covenants and other restrictive covenants. See Note 10 to our audited consolidated financial statements for the year ended December 31, 2007, included in our Annual Report on Form 10-K for a description of our debt and related financial covenants, including dividend payment and share repurchase restrictions and cross default provisions, under our senior credit facility. As of September 26, 2008, we were in compliance with our financial and other restrictive covenants.

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

Under select conditions, including if L-3 Holdings common stock price is more than 120% (currently $121.36) of the then current conversion price (currently $101.13) for a specified period, the conversion feature of the CODES will require L-3 Holdings, upon conversion, to pay the $700 million principal amount in cash, and if the settlement amount exceeds the principal amount, the excess will be settled in cash or stock at our option. See Note 10 to our audited consolidated financial statements for the year ended December 31, 2007, included in our Annual Report on Form 10-K for additional information on the conditions for conversion. L-3 Holdings’ common stock price on October 31, 2008 was $81.17.

Equity

Repurchases of L-3 Holdings common stock under the $750 million share repurchase program, approved by the Board of Directors in December 2007, are made from time to time at management’s discretion in accordance with applicable federal securities laws. All share repurchases of L-3 Holdings common stock have been recorded as treasury shares. The table below presents repurchases of L-3 Holdings common stock by L-3 during the 2008 Year-to-Date Period.

	Total Number of	Average Price Paid
	Shares Purchased	Per Share	Treasury Stock
			(at cost in millions)

January 1 — March 28, 2008	2,696,099	$105.08	$283
March 29 — June 27, 2008	2,145,933	$100.93	217
June 28 — September 26, 2008	736,363	$99.23	73

Total	5,578,395	$102.71	$573

At September 26, 2008, the remaining dollar value of the authorized share repurchase program was $152 million.

From September 27, 2008 through November 4, 2008, L-3 has repurchased 1,846,332 shares of L-3 Holdings common stock at an average price of $82.12 per share for an aggregate amount of $152 million, completing the current share repurchase program authorization.

During the 2008 Year-to-Date Period, L-3 Holdings’ Board of Directors authorized the following quarterly cash dividends:

Date Declared	Record Date	Cash Dividends Per Share	Date Paid	Total Dividend Paid
				(in millions)

February 5, 2008	February 19, 2008	$0.30	March 17, 2008	$37
April 29, 2008	May 16, 2008	$0.30	June 16, 2008	$37
July 8, 2008	August 18, 2008	$0.30	September 15, 2008	$37

On October 7, 2008, L-3 Holdings’ Board of Directors declared a quarterly cash dividend of $0.30 per share, payable on December 15, 2008 to shareholders of record at the close of business on November 17, 2008.

Legal Proceedings and Contingencies

For a discussion of legal proceedings and contingencies that could impact our results of operations, financial conditions, or cash flows, see Note 14 to our unaudited condensed consolidated financial statements.

Accounting Standards Issued and Not Yet Implemented

For a discussion of accounting standards issued and not yet implemented, see Note 19 to our unaudited condensed consolidated financial statements.

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

Statements that are predictive in nature, that depend upon or refer to events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, including projections of total sales growth, sales growth from business acquisitions, organic sales growth, consolidated operating margins, total segment operating margins, interest expense, earnings, cash flow, research and development costs, working capital, capital expenditures and other projections, they are subject to several risks and uncertainties, and therefore, we can give no assurance that these statements will be achieved. Such statements will also be influenced by factors which include, among other things:

•	our dependence on the defense industry and the business risks peculiar to that industry, including changing priorities or reductions in the U.S. Government defense budget;

•	our reliance on contracts with a limited number of agencies of, or contractors to, the U.S. Government and the possibility of termination of government contracts by unilateral government action or for failure to perform;

•	the extensive legal and regulatory requirements surrounding our contracts with the U.S. or foreign governments and the results of any investigation of our contracts undertaken by the U.S. or foreign governments;

•	our ability to retain our existing business and related contracts (revenue arrangements);

•	our ability to successfully compete for and win new business and related contracts (revenue arrangements) and to win re-competitions of our existing contracts;

•	our ability to identify and acquire additional businesses in the future with terms, including the purchase price, that are attractive to L-3 and to integrate acquired business operations;

•	our ability to maintain and improve our consolidated operating margin and total segment operating margin in future periods;

•	our ability to obtain future government contracts (revenue arrangements) on a timely basis;

•	election year uncertainties;

•	the availability of government funding or cost-cutting initiatives and changes in customer requirements for our products and services;

•	our significant amount of debt and the restrictions contained in our debt agreements;

•	our ability to continue to retain and train our existing employees and to recruit and hire new qualified and skilled employees, as well as our ability to retain and hire employees with U.S. Government security clearances that are a prerequisite to compete for and to perform work on classified contracts for the U.S. Government;

•	actual future interest rates, volatility and other assumptions used in the determination of pension, benefits and stock options amounts;

•	our collective bargaining agreements, our ability to successfully negotiate contracts with labor unions and our ability to favorably resolve labor disputes should they arise;

•	the business, economic and political conditions in the markets in which we operate, including those for the commercial aviation and communications markets;

•	the global economic uncertainty and tightening of the credit markets;

•	events beyond our control such as acts of terrorism;

•	our ability to perform contracts (revenue arrangements) on schedule;

•	our international operations, including sales to foreign customers;

•	our extensive use of fixed-price type contracts as compared to cost-reimbursable type and time-and-material type contracts;

•	the rapid change of technology and high level of competition in the defense industry and the commercial industries in which our businesses participate;

•	our introduction of new products into commercial markets or our investments in civil and commercial products or companies;

•	the outcome of current or future litigation matters;

•	results of audits by U.S. Government agencies, including the Defense Contract Audit Agency, of our sell prices, costs and performance on contracts (revenue arrangements), and our accounting and general business practices;

•	anticipated cost savings from business acquisitions not fully realized or realized within the expected time frame;

•	Titan’s compliance with its plea agreement and consent to entry of judgment with the U.S. Government relating to the Foreign Corrupt Practices Act (FCPA), including Titan’s ability to maintain its export licenses as well as the outcome of other FCPA matters;

•	ultimate resolution of contingent matters, claims and investigations relating to acquired businesses, and the impact on the final purchase price allocations;

•	significant increase in competitive pressure among companies in our industry; and

•	the fair values of our assets, including identifiable intangible assets and the estimated fair value of the goodwill balances for our reporting units, which can be impaired or reduced by other factors, some of which are discussed above.

In addition, for a discussion of other risks and uncertainties that could impair our results of operations or financial condition, see “Part I — Item 1A — Risk Factors” and Note 17 to our audited consolidated financial statements, in each case included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Derivative Financial Instruments,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for a discussion of our exposure to market risks. There were no substantial changes in those risks during the 2008 Year-to-Date Period, except as discussed in the following paragraph.

Foreign Currency Exchange Risk.  At September 26, 2008, the notional value of foreign currency forward contracts was $429 million and the fair value of these contracts was $6 million, which represented a liability. The notional values of our foreign currency forward contracts with maturities ranging through 2012 and thereafter are as follows: $113 million for 2008, $179 million for 2009, $69 million for 2010, $28 million for 2011 and $40 million for 2012 and thereafter.

ITEM 4.

CONTROLS AND PROCEDURES

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 related to L-3 Holdings and L-3 Communications is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer, and our Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chairman, President and Chief Executive Officer, and our Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 26, 2008. Based upon that evaluation and subject to the foregoing, our Chairman, President and Chief Executive Officer, and our Vice President and Chief Financial Officer concluded that, as of September 26, 2008, the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 26, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 14 to our unaudited condensed consolidated financial statements and is incorporated by reference herein.

ITEM 1A.

RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about share repurchases we made of L-3 Holdings common stock that are registered pursuant to Section 12 of the Exchange Act during the 2008 Third Quarter.

				Maximum number
			Total number	(or approximate
			of shares	dollar value)
			Purchased	of shares that
	Total number	Average	as part of	may yet be
	of shares	price paid	publicly announced	purchased under
	purchased	per share	plans or programs	the plans or programs
				(in millions)

June 28-July 31, 2008	—	—	—	$225
August 1-August 31, 2008	460,517	$98.70	460,517	$180
September 1-September 26, 2008	275,846	$100.12	275,846	$152

Total	736,363	$99.23	736,363

On December 11, 2007, the Board of Directors approved a share repurchase program that authorizes the Company to repurchase up to $750 million of its outstanding shares of common stock through December 31, 2009 (2007 Share Repurchase Program). All purchases of shares described in the table above were made pursuant to the 2007 Share Repurchase Program.

ITEMS 3, 4 and 5.

Not applicable and have been omitted

ITEM 6.

EXHIBITS

For a list of exhibits, see the Exhibit Index in this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

L-3 COMMUNICATIONS HOLDINGS, INC.
L-3 COMMUNICATIONS CORPORATION

Date: November 4, 2008	By:	/s/ Ralph G. D’ Ambrosio

	Title:	Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference to such previous filings.

Exhibit No.	Description of Exhibits

3.1	Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended June 30, 2002).
3.2	Amended and Restated By-Laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants’ Current Report on Form 8-K filed on December 17, 2007).
3.3	Certificate of Incorporation of L-3 Communications Corporation (incorporated by reference to Exhibit 3.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-31649)).
3.4	Amended and Restated Bylaws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to the Registrants’ Current Report on Form 8-K filed on December 17, 2007).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to L-3 Communications Holdings’ Registration Statement on Form S-1 (File No. 333-46975)).
4.2	Amended and Restated Credit Agreement, dated as of July 29, 2005, among L-3 Communications Corporation, L-3 Communications Holdings, Inc. and certain subsidiaries of the Registrants from time to time party thereto as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.40 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
4.3	Form of L-3 Communications Corporation First Amendment to Amended and Restated Credit Agreement, dated as of October 25, 2006, among L-3 Communications Corporation, L-3 Communications Holdings, Inc. and certain subsidiaries of the Registrants from time to time party thereto as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.41 to the Registrants’ Current Report on Form 8-K dated October 25, 2006).
4.4	Indenture, dated as of June 28, 2002, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-99757)).
4.5	Supplemental Indenture, dated as of February 14, 2008, among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of June 28, 2002 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.5 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2007).
4.6	Indenture, dated as of May 21, 2003, among L-3 Communications Corporation, the Guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-106106)).
4.7	Supplemental Indenture, dated as of February 14, 2008, among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of May 21, 2003 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.7 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2007).
4.8	Indenture, dated as of December 22, 2003, among L-3 Communications Corporation, the Guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.33 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2003).

Exhibit No.		Description of Exhibits

4.9		Supplemental Indenture, dated as of February 14, 2008, among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of December 22, 2003 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.9 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2007).
4.10		Indenture, dated as of November 12, 2004, among L-3 Communications Corporation, the Guarantors and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-122499)).
4.11		Supplemental Indenture, dated as of February 14, 2008, among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of November 12, 2004 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.11 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2007).
4.12		Indenture, dated as of July 29, 2005 (Notes Indenture), among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.69 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
4.13		Supplemental Indenture, dated as of February 14, 2008, among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Notes Indenture dated as of July 29, 2005 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.13 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2007).
4.14		Indenture, dated as of July 29, 2005 (CODES Indenture), among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.70 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
4.15		Supplemental Indenture, dated as of February 14, 2008, among L-3 Communications Holdings, Inc., The Bank of New York, as trustee, and the guarantors named therein to the CODES Indenture dated as of July 29, 2005 among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.15 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2007).
**11		L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Share.
*12		Ratio of Earnings to Fixed Charges.
*31	.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
*31	.2	Certification of Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.
*32		Section 1350 Certification.

*	Filed herewith.

**	The information required in this exhibit is presented in Note 11 to the unaudited condensed consolidated financial statements as of September 26, 2008 in accordance with the provisions of SFAS No. 128, Earnings Per Share.