Form 10-Q
period 2009-06-26
L 3 COMMUNICATIONS HOLDINGS INC; L 3 COMMUNICATIONS CORP
filed 2009-08-04
CIK 1056239, 1039101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file numbers 001-14141 and 333-46983

L-3 COMMUNICATIONS HOLDINGS, INC.
L-3 COMMUNICATIONS CORPORATION
(Exact names of registrants as specified in their charters)

Delaware	13-3937434 and 13-3937436
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Nos.)

600 Third Avenue, New York, NY	10016
(Address of principal executive offices)	(Zip Code)

(212) 697-1111
(Telephone number)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).

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

There were 116,576,254 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on July 31, 2009.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 26, 2009

		Page
		No.

PART I — FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of June 26, 2009 and December 31, 2008	1
	Unaudited Condensed Consolidated Statements of Operations for the Quarterly periods and First Half periods ended June 26, 2009 and June 27, 2008	2
	Unaudited Condensed Consolidated Statements of Equity for the First Half periods ended June 26, 2009 and June 27, 2008	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the First Half periods ended June 26, 2009 and June 27, 2008	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	51
ITEM 4.	Controls and Procedures	51

PART II — OTHER INFORMATION
ITEM 1.	Legal Proceedings	52
ITEM 1A.	Risk Factors	52
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52
ITEM 3.	Defaults Upon Senior Securities	52
ITEM 4.	Submission of Matters to a Vote of Security Holders	53
ITEM 5.	Other Information	53
ITEM 6.	Exhibits	53
Signature		54
EX-10.1
EX-10.2
EX-12
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	June 26,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$897	$867
Billed receivables, net of allowances, of $35 in 2009 and $26 in 2008	1,332	1,226
Contracts in process	2,402	2,267
Inventories	267	259
Deferred income taxes	211	211
Other current assets	124	131

Total current assets	5,233	4,961

Property, plant and equipment, net	830	821
Goodwill	8,127	8,029
Identifiable intangible assets	399	417
Deferred debt issue costs	38	44
Other assets	209	212

Total assets	$14,836	$14,484

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$650	$—
Accounts payable, trade	652	602
Accrued employment costs	654	700
Accrued expenses	518	479
Advance payments and billings in excess of costs incurred	482	530
Income taxes	56	45
Other current liabilities	347	351

Total current liabilities	3,359	2,707

Pension and postretirement benefits	833	802
Deferred income taxes	155	127
Other liabilities	432	414
Long-term debt	3,854	4,493

Total liabilities	8,633	8,543

Commitments and contingencies (see Note 16)
Equity:
L-3 shareholders’ equity:
L-3 Communications Holdings, Inc.’s common stock: $.01 par value; 300,000,000 shares authorized, 116,031,097 shares outstanding at June 26, 2009 and 118,633,746 shares outstanding at December 31, 2008 (L-3 Communications Corporation’s common stock: $.01 par value, 100 shares authorized, issued and outstanding)	4,286	4,136
L-3 Communications Holdings, Inc.’s treasury stock at cost, 18,352,663 shares at June 26, 2009 and 13,995,450 shares at December 31, 2008	(1,620)	(1,319)
Retained earnings	3,713	3,373
Accumulated other comprehensive loss	(268)	(332)

Total L-3 shareholders’ equity	6,111	5,858
Noncontrolling interests	92	83

Total equity	6,203	5,941

Total liabilities and equity	$14,836	$14,484

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Second Quarter Ended
	June 26,	June 27,
	2009	2008

Net sales:
Products	$1,884	$1,765
Services	2,045	1,957

Total net sales	3,929	3,722

Cost of sales:
Products	1,690	1,598
Services	1,822	1,749

Total cost of sales	3,512	3,347

Litigation Gain	—	126

Operating income	417	501
Interest and other income, net	6	7
Interest expense	69	66

Income before income taxes	354	442
Provision for income taxes	127	164

Net income	$227	$278
Less: Net income attributable to noncontrolling interests	2	3

Net income attributable to L-3	$225	$275
Less: Net income allocable to participating securities	2	2

Net income allocable to L-3 Communications Holdings, Inc.’s common shareholders	$223	$273

L-3 Communications Holdings, Inc.’s earnings per common share:
Basic	$1.91	$2.24

Diluted	$1.90	$2.21

L-3 Communications Holdings, Inc.’s weighted average common shares outstanding:
Basic	116.5	122.0

Diluted	117.2	123.5

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	First Half Ended
	June 26,	June 27,
	2009	2008

Net sales:
Products	$3,646	$3,368
Services	3,919	3,860

Total net sales	7,565	7,228

Cost of sales:
Products	3,256	3,027
Services	3,516	3,458

Total cost of sales	6,772	6,485

Litigation Gain	—	126

Operating income	793	869
Interest and other income, net	9	15
Interest expense	135	142

Income before income taxes	667	742
Provision for income taxes	239	272

Net income	$428	$470
Less: Net income attributable to noncontrolling interests	4	6

Net income attributable to L-3	$424	$464
Less: Net income allocable to participating securities	4	3

Net income allocable to L-3 Communications Holdings, Inc.’s common shareholders	$420	$461

L-3 Communications Holdings, Inc.’s earnings per common share:
Basic	$3.58	$3.77

Diluted	$3.56	$3.72

L-3 Communications Holdings, Inc.’s weighted average common shares outstanding:
Basic	117.4	122.3

Diluted	118.0	123.8

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per share data)

	L-3 Communications
	Holdings, Inc.’s					Accumulated
	Common Stock		Additional			Other
	Shares	Par	Paid-in	Treasury	Retained	Comprehensive	Noncontrolling	Total
	Issued	Value	Capital	Stock	Earnings	(Loss) Income	Interests	Equity

For the first half ended June 26, 2009:
Balance at December 31, 2008	118.6	$1	$4,135	$(1,319)	$3,373	$(332)	$83	$5,941
Comprehensive income:
Net income					424		4	428
Pension and postretirement benefit plans:
Amortization of net loss and prior service cost, net of income taxes of $10						15		15
Unrealized loss on hedging instruments, net of income taxes of $1						(1)		(1)
Foreign currency translation adjustment						50		50

Total comprehensive income								492
Distributions to noncontrolling interests							(3)	(3)
Cash dividends paid on common stock ($0.35 per share)					(84)			(84)
Recognition of non-controlling interest in consolidated subsidiary							8	8
Shares issued:
Employee savings plans	1.1		80					80
Exercise of stock options	0.1		4					4
Employee stock purchase plan	0.6		34					34
Stock-based compensation expense			35					35
Treasury stock purchased	(4.4)			(301)				(301)
Other			(3)					(3)

Balance at June 26, 2009	116.0	$1	$4,285	$(1,620)	$3,713	$(268)	$92	$6,203

For the first half ended June 27, 2008:
Balance at December 31, 2007	124.2	$1	$3,816	$(525)	$2,582	$153	$87	$6,114
Comprehensive income:
Net income					464		6	470
Pension and postretirement benefit plans:
Amortization of net loss and prior service cost, net of income taxes of $2						2		2
Unrealized gain on hedging instruments, net of income taxes of $1						1		1
Foreign currency translation adjustment						4		4

Total comprehensive income								477
Distributions to noncontrolling interests							(5)	(5)
Cash dividends paid on common stock ($0.30 per share)					(74)			(74)
Shares issued:
Employee savings plans	0.7		72					72
Exercise of stock options	0.4		32					32
Employee stock purchase plan	0.4		35					35
Stock-based compensation expense			30					30
Treasury stock purchased	(4.8)			(500)				(500)
Other	(0.1)		(2)					(2)

Balance at June 27, 2008	120.8	$1	$3,983	$(1,025)	$2,972	$160	$88	$6,179

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	First Half Ended
	June 26,	June 27,
	2009	2008

Operating activities:
Net income	$428	$470
Depreciation of property, plant and equipment	77	76
Amortization of intangibles and other assets	30	27
Deferred income tax provision	29	107
Stock-based employee compensation expense	35	30
Contributions to employee savings plans in L-3 Communications Holdings, Inc.’s common stock	74	72
Amortization of pension and postretirement benefit plans net loss and prior service cost	26	4
Amortization of bond discounts (included in interest expense)	11	10
Amortization of deferred debt issue costs (included in interest expense)	6	5
Impairment charge	—	28
Gain on sale of a product line	—	(12)
Other non-cash items	(3)	(5)

Subtotal	713	812

Changes in operating assets and liabilities, excluding acquired amounts:
Billed receivables	(83)	(29)
Contracts in process	(116)	(72)
Inventories	(9)	(27)
Other current assets	11	(33)
Accounts payable, trade	70	81
Accrued employment costs	(46)	(5)
Accrued expenses	(1)	51
Advance payments and billings in excess of costs incurred	(43)	10
Income taxes	21	(24)
Excess income tax benefits related to share-based payment arrangements	(1)	(7)
Other current liabilities	(8)	(137)
Pension and postretirement benefits	31	21
All other operating activities	(11)	(13)

Subtotal	(185)	(184)

Net cash from operating activities	528	628

Investing activities:
Business acquisitions, net of cash acquired	(82)	(218)
Proceeds from sale of product lines	—	12
Capital expenditures	(86)	(76)
Dispositions of property, plant and equipment	6	5
Other investing activities	—	2

Net cash used in investing activities	(162)	(275)

Financing activities:
Common stock repurchased	(301)	(500)
Dividends paid on L-3 Communications Holdings, Inc.’s common stock	(84)	(74)
Proceeds from exercise of stock options	3	24
Proceeds from employee stock purchase plan	34	35
Excess income tax benefits related to share-based payment arrangements	1	7
Other financing activities	1	(8)

Net cash used in financing activities	(346)	(516)

Effect of foreign currency exchange rate changes on cash and cash equivalents	10	5

Net increase (decrease) in cash and cash equivalents	30	(158)
Cash and cash equivalents, beginning of the period	867	780

Cash and cash equivalents, end of the period	$897	$622

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

The Company has the following four reportable segments, comprised of: (1) C3ISR, (2) Government Services, (3) Aircraft Modernization and Maintenance (AM&M), and (4) Specialized Products. Financial information relating to the Company’s reportable segments is included in Note 20. C3ISR provides products and services for the global ISR market, networked communications systems and secure communications products. The Company believes that these products and services are critical elements for a substantial number of major command, control, communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring, and dissemination functions of these communication systems. Government Services provides training and operational support services, enterprise information technology solutions, intelligence solutions and support, command & control systems and software services and global security & engineering solutions services. AM&M provides modernization, upgrades and sustainment, maintenance and logistics support services for military and various government aircraft and other platforms. Specialized Products provides a broad range of products, including components, products, subsystems, systems, and related services to military and commercial customers in several niche markets across several business areas, including power & control systems, electro-optic/infrared (EO/IR), microwave, avionics & displays, simulation & training, precision engagement, security & detection, propulsion systems, telemetry & advanced technology, undersea warfare and marine services.

2.	Basis of Presentation

These unaudited condensed consolidated financial statements for the quarterly period and first half period ended June 26, 2009 should be read in conjunction with the audited consolidated financial statements of L-3 Holdings and L-3 Communications included in their Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The Company adopted eight new accounting standards during the first half ended June 26, 2009, six of which were effective January 1, 2009. In accordance with the transition and disclosure provisions of three of these standards, the Company retrospectively applied those provisions and adjusted the prior period financial statements accordingly. See Note 3 for the standards adopted and their impact to the Company’s financial position and results of operations.

The accompanying financial statements comprise the consolidated financial statements of L-3 Holdings and L-3 Communications. L-3 Holdings’ only asset is its investment in the common stock of L-3 Communications, its wholly-owned subsidiary, and its only obligations are: (1) the 3% Convertible Contingent Debt Securities (CODES) due 2035, which were issued by L-3 Holdings on July 29, 2005, (2) its guarantee of borrowings under the senior credit facility of L-3 Communications and (3) its guarantee of other contractual obligations of L-3 Communications and its subsidiaries. L-3 Holdings’ obligations relating to the CODES have been jointly, severally, fully and unconditionally guaranteed by L-3 Communications and certain of its wholly-owned domestic subsidiaries.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Accordingly, such debt has been reflected as debt of L-3 Communications in its consolidated financial statements in accordance with the U.S. Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 54. All issuances of and conversions into L-3 Holdings’ equity securities, including grants of stock options, restricted stock, restricted stock units and performance units by L-3 Holdings to employees and directors of L-3 Communications and its subsidiaries, have been reflected in the consolidated financial statements of L-3 Communications. As a result, the consolidated financial positions, results of operations and cash flows of L-3 Holdings and L-3 Communications are substantially the same. See Note 22 for additional information regarding the unaudited financial information of L-3 Communications and its subsidiaries.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the disclosures required by U.S. GAAP for a complete set of annual audited financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. Certain reclassifications have been made to conform prior year amounts to the current year presentation. It is the Company’s established practice to close its books for the quarters ending March, June and September on the Friday nearest to the end of the calendar quarter. The interim unaudited condensed consolidated financial statements included herein have been prepared and are labeled based on that convention. The Company closes its annual books on December 31 regardless of what day it falls on.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs of sales during the reporting period. The most significant of these estimates and assumptions relate to contract revenue, profit and loss recognition, fair values of assets acquired and liabilities assumed in business combinations, market values for inventories reported at lower of cost or market, pension and post-retirement benefit obligations, stock-based employee compensation expense, income taxes, including the valuations of deferred tax assets, litigation reserves and environmental obligations, accrued product warranty costs, and the recoverability, useful lives and valuation of recorded amounts of long-lived assets, identifiable intangible assets and goodwill. Changes in estimates are reflected in the periods during which they become known. Actual amounts will differ from these estimates and could differ materially. For a more complete discussion of these estimates and assumptions, see the Annual Report of L-3 Holdings and L-3 Communications on Form 10-K for the fiscal year ended December 31, 2008.

During the quarter ended March 27, 2009, the Company revised its reportable segment presentations to conform to certain re-alignments in the Company’s management and organization structure. Consequently, the Company made certain reclassifications between its C3ISR, Government Services, and AM&M reportable segments. See Note 20 for the prior period amounts reclassified between reportable segments.

3.	New Accounting Standards Implemented

The Company adopted eight new accounting standards during the first half ended June 26, 2009. The following six standards were effective January 1, 2009:

•	Financial Accounting Standards Board (FASB) Staff Position (FSP) Accounting Pronouncement Bulletin (APB) 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1);

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

•	FSP Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1);

•	FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160);

•	FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161);

•	FASB Statement No. 141(R), Business Combinations, as amended by FSP Financial Accounting Standard (FAS) 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (SFAS 141(R)); and

•	FSP FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2).

For the impact of the adoption of FSP APB 14-1, FSP EITF 03-6-1 and SFAS 160 on the Company’s: (1) the Condensed Consolidated Balance Sheet, at December 31, 2008, (2) the Consolidated Equity Account Balances, at December 31, 2007, and (3) the Condensed Consolidated Statements of Operations for the quarter and first half ended June 27, 2008, see pages 10-12. The adoption of SFAS 161, SFAS 141(R) and FSP FAS 157-2 did not have a material impact on the Company’s prior period financial statements.

FSP APB 14-1: In accordance with FSP APB 14-1, the Company is separately accounting for the liability and equity (conversion option) components of the CODES in a manner that reflects the Company’s non-convertible debt borrowing rate when interest expense is recognized. Previously, the CODES were recorded at maturity value. FSP APB 14-1 does not apply to the Company’s other outstanding debt instruments because they are not convertible debt instruments within the scope of FSP APB 14-1. The Company has retrospectively applied the provisions of this standard and adjusted the prior period financial statements accordingly.

The following table presents the impact of FSP APB 14-1 on the Statements of Operations for the quarter and first half ended June 26, 2009.

	Second Quarter Ended	First Half Ended
	June 26, 2009	June 26, 2009
	(in millions, except per share data)

Interest expense	$5	$10
Provision for income taxes	(2)	(4)
Net income attributable to L-3	(3)	(6)
L-3 Holdings’ earnings per common share:
Basic	$(0.03)	$(0.05)
Diluted	$(0.03)	$(0.05)

FSP EITF 03-6-1: In accordance with FSP EITF 03-6-1, the Company is including the impact of restricted stock and restricted stock units that are entitled to receive non-forfeitable dividends (Participating Securities) when calculating both basic EPS and diluted EPS. The Company has retrospectively applied the provisions of this standard and adjusted the prior period financial statements accordingly. The adoption of FSP EITF 03-6-1 decreased basic EPS by $0.02 and diluted EPS by $0.01 for the quarter ended June 26, 2009 and decreased basic EPS by $0.03 and diluted EPS by $0.02 for the first half ended June 26, 2009.

SFAS 160: The Company retrospectively applied the presentation requirements of SFAS 160 by: (1) reclassifying noncontrolling interests (minority interests) to equity on the Company’s balance sheets, and (2) including net income attributable to noncontrolling interests in net income on the Company’s statements of operations.

SFAS 161: The enhanced disclosures for derivative instruments and related hedging activities required in accordance with SFAS 161 can be found in Note 15.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

SFAS 141(R): The Company adopted the provisions of SFAS 141(R) to its acquisition of Chesapeake Sciences Corporation (CSC), which was completed on January 30, 2009. See Note 4 for additional information regarding the CSC acquisition. There were no other material business acquisitions completed during the first half ended June 26, 2009. In accordance with SFAS 141(R) the Company is: (1) expensing transaction and restructuring costs, (2) recognizing and measuring contingent consideration at fair value, (3) measuring contingent assets and liabilities at fair value, or in accordance with FAS 5 Accounting for Contingencies, as appropriate, and (4) capitalizing in-process research and development. In addition, pursuant to SFAS 141(R), the difference between the ultimate resolution and the amount recorded on the balance sheet for acquired uncertain tax positions is recorded through earnings. Previously, the difference would have been recorded through goodwill. The Company has not resolved any uncertain tax positions related to acquisitions completed prior to January 1, 2009. The adoption of SFAS 141(R) did not have a material impact on the Company’s financial position, results of operations and cash flows for the quarter and first half ended June 26, 2009.

FSP FAS 157-2: The Company adopted the provisions of SFAS No. 157, Fair Value Measurements, for non-financial assets and non-financial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-2 previously delayed the effective date of applying the provisions of SFAS 157 to all non-financial assets and non-financial liabilities not recognized or disclosed at fair value on a recurring basis until January 1, 2009. The adoption had no impact on the Company’s financial position, results of operations and cash flows as the Company did not have any non-financial assets and non-financial liabilities that were recognized or disclosed at fair value on a non-recurring basis at June 26, 2009.

Effective June 26, 2009, the Company adopted the following two new accounting standards:

•	SFAS 165, Subsequent Events (SFAS 165); and

•	FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1).

SFAS 165: The adoption of SFAS 165 requires the Company to evaluate events after the balance sheet date and disclose the date through which the evaluation is performed. The Company evaluated subsequent events through August 4, 2009, the date the Company filed this quarterly report on Form 10-Q, and did not identify any subsequent events that should be disclosed pursuant to SFAS 165.

FSP FAS 107-1: The adoption of FSP FAS 107-1 requires: (1) the fair value disclosures of an entity’s financial instruments for interim financial statements, and (2) disclosures about the methods and significant assumptions used to estimate the fair value of financial instruments. See Note 15 for the disclosures required by FSP FAS 107-1.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

The tables below present the Company’s As Previously Reported and As Currently Reported: (1) Condensed Consolidated Balance Sheet, at December 31, 2008, (2) Consolidated Equity Account Balances, at December 31, 2007, and (3) Condensed Consolidated Statement of Operations, for the quarter and first half ended June 27, 2008, in each case to reflect the adjustments made to adopt SFAS 160, FSP APB 14-1, and FSP EITF 03-6-1, as applicable.

	As Previously	Adjustments for:		As Currently
	Reported	SFAS 160	FSP APB 14-1	Reported
	(in millions)

Condensed Consolidated Balance Sheet, at December 31, 2008:
ASSETS
Total current assets	$4,961	$—	$—	$4,961
Property, plant and equipment, net	821	—	—	821
Goodwill	8,029	—	—	8,029
Identifiable intangible assets	417	—	—	417
Deferred debt issue costs	45	—	(1)	44
Other assets	212	—	—	212

Total assets	$14,485	$—	$(1)	$14,484

LIABILITIES AND EQUITY
Total current liabilities	$2,707	$—	$—	$2,707
Pension and postretirement benefits	802	—	—	802
Deferred income taxes	110	—	17	127
Other liabilities	414	—	—	414
Long-term debt	4,538	—	(45)	4,493

Total liabilities	8,571	—	(28)	8,543

Minority interests	83	(83)	—	—

Equity:
L-3 shareholders’ equity:
L-3 Communications Holdings Inc.’s common stock	4,072	—	64	4,136
L-3 Communications Holdings Inc.’s treasury stock at cost	(1,319)	—	—	(1,319)
Retained earnings	3,410	—	(37)	3,373
Accumulated other comprehensive loss	(332)	—	—	(332)

Total L-3 shareholders’ equity	5,831	—	27	5,858
Noncontrolling interests	—	83	—	83

Total equity	5,831	83	27	5,941

Total liabilities and equity	$14,485	$—	$(1)	$14,484

	As Previously	Adjustments for:		As Currently
	Reported	SFAS 160	FSP APB 14-1	Reported
	(in millions)

Consolidated Equity Account Balances, at December 31, 2007:
L-3 Communications Holdings Inc.’s common stock, net of treasury stock	$3,228	$—	$64	$3,292
Retained earnings	2,608	—	(26)	2,582
Accumulated other comprehensive income	153	—	—	153
Noncontrolling interests	—	87	—	87

Total equity	$5,989	$87	$38	$6,114

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	As Previously	Adjustments for:			As Currently
	Reported	SFAS 160	FSP EITF 03-6-1	FSP APB 14-1	Reported
	(in millions, except per share data)

Condensed Consolidated Statement of Operations, for the quarter ended June 27, 2008:
Net sales	$3,722	$—	$—	$—	$3,722
Cost of sales	3,347	—	—	—	3,347
Litigation Gain	126	—	—	—	126

Operating income	501	—	—	—	501
Interest and other income, net	7	—	—	—	7
Interest expense	61	—	—	5	66
Minority interests in net income of consolidated subsidiaries	3	(3)	—	—	—

Income before income taxes	444	3	—	(5)	442
Provision for income taxes	166	—	—	(2)	164

Net income	$278	$3	$—	$(3)	$278
Less: Net income attributable to noncontrolling interests	—	3	—	—	3

Net income attributable to L-3	$278	$—	$—	$(3)	$275
Less: Net income allocable to participating securities	—	—	2	—	2

Net income allocable to L-3 Communications Holdings, Inc.’s common shareholders	$278	$—	$(2)	$(3)	$273

L-3 Communications Holdings, Inc.’s earnings per common share:
Basic	$2.28	$—	$(0.02)	$(0.02)	$2.24

Diluted	$2.24	$—	$(0.01)	$(0.02)	$2.21

L-3 Communications Holdings, Inc.’s weighted average common shares outstanding:
Basic	122.0	—	—	—	122.0

Diluted	124.0	—	(0.5)	—	123.5

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	As Previously	Adjustments for:			As Currently
	Reported	SFAS 160	FSP EITF 03-6-1	FSP APB 14-1	Reported
		(in millions, except per share data)

Condensed Consolidated Statement of Operations, for the first half ended June 27, 2008:
Net sales	$7,228	$—	$—	$—	$7,228
Cost of sales	6,485	—	—	—	6,485
Litigation Gain	126	—	—	—	126

Operating income	869	—	—	—	869
Interest and other income, net	15	—	—	—	15
Interest expense	132	—	—	10	142
Minority interests in net income of consolidated subsidiaries	6	(6)	—	—	—

Income before income taxes	746	6	—	(10)	742
Provision for income taxes	276	—	—	(4)	272

Net income	$470	$6	$—	$(6)	$470
Less: Net income attributable to noncontrolling interests	—	6	—	—	6

Net income attributable to L-3	$470	$—	$—	$(6)	$464
Less: Net income allocable to participating securities	—	—	3	—	3

Net income allocable to L-3 Communications Holdings, Inc.’s common shareholders	$470	$—	$(3)	$(6)	$461

L-3 Communications Holdings, Inc.’s earnings per common share:
Basic	$3.84	$—	$(0.03)	$(0.04)	$3.77

Diluted	$3.78	$—	$(0.02)	$(0.04)	$3.72

L-3 Communications Holdings, Inc.’s weighted average common shares outstanding:
Basic	122.3	—	—	—	122.3

Diluted	124.3	—	(0.5)	—	123.8

4.	Acquisitions and Dispositions

All of the business acquisitions are included in the Company’s results of operations from their respective dates of acquisition.

2009 Business Acquisitions

On January 30, 2009, the Company acquired all of the outstanding stock of CSC for a preliminary purchase price of $92 million, consisting of: (1) $87 million in cash, including a $7 million net working capital adjustment, of which $6 million was for cash acquired, and (2) a purchase price payable of $5 million related to certain tax benefits acquired. CSC is a developer and manufacturer of anti-submarine warfare systems for use onboard submarines and surface ship combatants. Based on the preliminary purchase price allocation, the amount of goodwill recognized

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

was $58 million, which was assigned to the Specialized Products reportable segment, and is not expected to be deductible for income tax purposes. The final purchase price allocation is expected to be completed by the fourth quarter of 2009, and will be based on final appraisals and other analyses of fair values for acquired assets and assumed liabilities. The Company does not expect any of the differences between the preliminary and final purchase price allocations to have a material impact on its results of operations and financial position. The acquisition was financed with cash on hand.

2008 Business Acquisitions

During the first half ended June 26, 2009, the Company completed the final purchase price allocation for G.A. International (GAI), except for the finalization of the contractual purchase price, which is subject to additional consideration not to exceed $1 million that is contingent upon GAI’s post-acquisition financial performance through July 25, 2011. Additional consideration, if any, will be accounted for as goodwill. The final purchase price allocation for GAI compared to the preliminary purchase price allocation did not have a material impact on the Company’s results of operations or financial position. The purchase price allocation for International Resources Group Ltd. (IRG) is expected to be completed during the third quarter of 2009, and will be based on the final purchase price, final appraisals and other analyses of fair values for acquired assets and assumed liabilities. The purchase price for IRG is subject to adjustment based on actual closing date net assets, which has not yet been finalized. Additional consideration, if any, will be accounted for as goodwill. The Company does not expect the difference, if any, between the preliminary and final purchase price allocation for IRG to have a material impact on its results of operations or financial position.

Unaudited Pro Forma Statements of Operations Data

The following unaudited pro forma Statements of Operations data presents the combined results of the Company and its business acquisitions completed during the first half ended June 26, 2009 and the year ended December 31, 2008, in each case assuming that the business acquisitions completed during these periods had occurred on January 1, 2008.

	Second Quarter Ended		First Half Ended
	June 26,	June 27,	June 26,	June 27,
	2009	2008	2009	2008
	(in millions, except per share data)

Pro forma net sales	$3,929	$3,762	$7,571	$7,341
Pro forma net income attributable to L-3	$225	$275	$424	$464
Pro forma diluted EPS	$1.90	$2.21	$3.56	$3.72

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed these acquisitions on January 1, 2008.

2008 Business and Product Line Dispositions

On October 8, 2008, the Company divested its 85% ownership interest in Medical Education Technologies, Inc. (METI), which was within the Specialized Products reportable segment. The sale resulted in a fourth quarter 2008 after-tax gain of $20 million (pre-tax gain of $33 million). The gain was excluded from income from continuing operations for the 2008 fourth quarter in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The revenues, operating results and net assets of METI for all periods presented were not material and, therefore, are not presented as discontinued operations. METI generated $17 million of sales and $1 million of operating income for the quarter ended June 27, 2008, $30 million of sales and $2 million of

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

operating income for the first half ended June 27, 2008, and $48 million of sales and $4 million of operating income for the year ended December 31, 2008.

On May 9, 2008, the Company sold the Electron Technologies Passive Microwave Devices (PMD) product line, which was within the Specialized Products reportable segment. The sale resulted in a second quarter 2008 after-tax gain of approximately $7 million (pre-tax gain of $12 million), which was recorded as a reduction of cost of sales for products in the Unaudited Condensed Consolidated Statement of Operations. The net proceeds from the sale are included in investing activities on the Unaudited Condensed Consolidated Statement of Cash Flows. The PMD product line generated $4 million of sales for the quarter ended June 27, 2008, and $8 million of sales for both the first half ended June 27, 2008, and the year ended December 31, 2008.

5.	Contracts in Process

The components of contracts in process are presented in the table below.

	June 26,	December 31,
	2009	2008
	(in millions)

Unbilled contract receivables, gross	$2,250	$2,079
Less: unliquidated progress payments	(557)	(462)

Unbilled contract receivables, net	1,693	1,617

Inventoried contract costs, gross	855	754
Less: unliquidated progress payments	(146)	(104)

Inventoried contract costs, net	709	650

Total contracts in process	$2,402	$2,267

Inventoried Contract Costs. In accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1) and the AICPA Audit and Accounting Guide, Audits of Federal Government Contractors, the Company accounts for the portion of its general and administrative (G&A) costs, independent research and development (IRAD) costs and bid and proposal (B&P) costs that are allowable and reimbursable indirect contract costs under U.S. Government procurement regulations on its U.S. Government contracts (revenue arrangements) as inventoried contract costs. G&A, IRAD and B&P costs are allocated to contracts for which the U.S. Government is the end customer and are charged to costs of sales when sales on the related contracts are recognized. The Company’s unallowable portion of its G&A, IRAD and B&P costs for its U.S. Government contractor businesses are expensed as incurred and are not included in inventoried contract costs.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

The table below presents a summary of G&A, IRAD and B&P costs included in inventoried contract costs and the changes to them, including amounts charged to cost of sales for U.S. Government contracts for the periods presented.

	Second Quarter Ended		First Half Ended
	June 26,	June 27,	June 26,	June 27,
	2009	2008	2009	2008
	(in millions)

Amounts included in inventoried contract costs at beginning of the period	$79	$69	$74	$68
Add: Contract costs incurred(1)	334	318	646	600
Amounts included in acquired inventoried contract costs	—	7	—	7
Less: Amounts charged to cost of sales	(334)	(315)	(641)	(596)

Amounts included in inventoried contract costs at end of the period	$79	$79	$79	$79

(1)	Incurred costs include IRAD and B&P costs of $79 million for the quarter ended June 26, 2009, $78 million for the quarter ended June 27, 2008, $156 million for the first half ended June 26, 2009 and $137 million for the first half ended June 27, 2008.

The table below presents a summary of selling, general and administrative expenses and research and development expenses for the Company’s commercial businesses, which are expensed as incurred and not included in inventoried contract costs.

	Second Quarter Ended		First Half Ended
	June 26,	June 27,	June 26,	June 27,
	2009	2008	2009	2008
	(in millions)

Selling, general and administrative expenses	$57	$73	$118	$139
Research and development expenses	20	24	37	48

Total	$77	$97	$155	$187

6.	Inventories

Inventories at Lower of Cost or Market. The table below presents the components of inventories at cost (first-in, first-out or average cost), but not in excess of realized value.

	June 26,	December 31,
	2009	2008
	(in millions)

Raw materials, components and sub-assemblies	$104	$95
Work in process	126	121
Finished goods	37	43

Total	$267	$259

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

7.	Goodwill and Identifiable Intangible Assets

Goodwill. In accordance with SFAS No. 141(R), adopted on January 1, 2009, the Company allocates the cost of business acquisitions to the assets acquired and liabilities assumed based on their fair values at the date of acquisition (commonly referred to as the purchase price allocation). The table below presents the changes in goodwill allocated to the Company’s reportable segments.

		Government		Specialized	Consolidated
	C3ISR	Services	AM&M	Products	Total
	(in millions)

Balance at December 31, 2008(1)	$862	$2,313	$1,121	$3,733	$8,029
Business acquisition	—	1	—	58	59
Foreign currency translation adjustments(2)	9	2	13	15	39

Balance at June 26, 2009	$871	$2,316	$1,134	$3,806	$8,127

(1)	As a result of certain re-alignments in the Company’s management and organization structure as discussed in Note 2, $17 million of goodwill was reclassified from the C3ISR reportable segment to the Government Services reportable segment, and $17 million of goodwill was reclassified from the C3ISR reportable segment to the AM&M reportable segment.

(2)	The increase in goodwill from foreign currency translation adjustments is due to the weakening of the U.S. dollar during the first half of 2009 against the functional currencies of L-3’s foreign subsidiaries, primarily in Canada, Germany and the United Kingdom.

Identifiable Intangible Assets. Information on the Company’s identifiable intangible assets that are subject to amortization is presented in the table below.

	June 26, 2009
	Weighted				December 31, 2008
	Average	Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in years)	(in millions)

Customer contractual relationships	23	$511	$144	$367	$505	$124	$381
Technology	8	78	52	26	76	47	29
Other, primarily favorable leasehold interests	7	14	8	6	14	7	7

Total	22	$603	$204	$399	$595	$178	$417

Amortization expense recorded by the Company for its identifiable intangible assets is presented in the table below.

	Second Quarter Ended		First Half Ended
	June 26,	June 27,	June 26,	June 27,
	2009	2008	2009	2008
	(in millions)

Amortization expense	$13	$11	$26	$22

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Based on gross carrying amounts at June 26, 2009, the Company’s estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2009 through 2013 are presented in the table below.

	Years Ending December 31,
	2009	2010	2011	2012	2013
	(in millions)

Estimated amortization expense	$52	$52	$47	$38	$30

At June 26, 2009 and December 31, 2008, the Company had $1 million of indefinite-lived identifiable intangible assets.

8.	Other Current Liabilities and Other Liabilities

The table below presents the components of other current liabilities.

	June 26,	December 31,
	2009	2008
	(in millions)

Other Current Liabilities:
Accruals for pending and threatened litigation (see Note 16)	$2	$4
Accrued product warranty costs	92	97
Accrued interest	62	66
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	68	58
Deferred revenues	28	25
Aggregate purchase price payable for acquired businesses	5	—
Other	90	101

Total other current liabilities	$347	$351

The table below presents the components of other liabilities.

	June 26,	December 31,
	2009	2008
	(in millions)

Other Liabilities:
Non-current income taxes payable (see Note 11)	$189	$177
Deferred compensation	87	79
Accrued workers compensation	49	45
Unfavorable lease obligations	7	8
Non-current portion of net deferred gains from terminated interest rate swap agreements	7	9
Notes payable and capital lease obligations	10	10
Accrued product warranty costs	6	5
Other non-current liabilities	77	81

Total other liabilities	$432	$414

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

The table below presents the changes in the Company’s accrued product warranty costs.

	First Half Ended
	June 26,	June 27,
	2009	2008
	(in millions)

Accrued product warranty costs(1):
Balance at January 1	$102	$98
Acquisitions during the period	—	2
Accruals for product warranties issued during the period	22	18
Foreign currency translation adjustments	1	1
Changes to accruals for product warranties existing before January 1	—	1
Settlements made during the period	(27)	(19)

Balance at end of period	$98	$101

(1)	Warranty obligations incurred in connection with long-term production contracts are accounted for within the contract estimates at completion (EACs) and are excluded from the above amounts. Balances include both long-term and short-term amounts.

9.	Debt

The components of debt and a reconciliation to the carrying amount of current and long-term debt are presented in the table below.

	June 26,	December 31,
	2009	2008
	(in millions)

L-3 Communications:
Borrowings under Revolving Credit Facility(1)	$—	$—
Borrowings under Term Loan Facility maturing 2010(2)	650	650
7 5/8% Senior Subordinated Notes due 2012	750	750
6 1/8% Senior Subordinated Notes due 2013	400	400
6 1/8% Senior Subordinated Notes due 2014	400	400
5 7/8% Senior Subordinated Notes due 2015	650	650
6 3/8% Senior Subordinated Notes due 2015	1,000	1,000

Subtotal	3,850	3,850

L-3 Holdings:
3% Convertible Contingent Debt Securities due 2035(3)	700	700

Principal amount of long-term debt	4,550	4,550
Less: Unamortized discounts	(46)	(57)

Carrying amount of long-term debt	4,504	4,493
Less: Current portion of long-term debt	(650)	—

Carrying amount of long-term debt, excluding current portion	$3,854	$4,493

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

(1)	The Company’s five-year revolving credit facility, which matures on March 9, 2010, allows for total aggregate borrowings of up to $1 billion. At June 26, 2009, available borrowings under the revolving credit facility were $964 million after reductions for outstanding letters of credit of $36 million.
(2)	The interest rate at June 26, 2009 and December 31, 2008 was 1.19% and 2.70%, respectively, and is based on the LIBOR rate (as defined) plus a spread. See Note 10 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for additional information regarding the interest on borrowings under the term loan facility. The term loan facility matures on March 9, 2010 and is classified as a current liability.
(3)	Under select conditions, including if L-3 Holdings common stock price is more than 120% (currently $120.17) of the then current conversion price ($100.14 as of July 29, 2009) for a specified period, the conversion feature of the CODES will require L-3 Holdings, upon conversion, to pay the $700 million principal amount in cash, and if the settlement amount exceeds the principal amount, the excess will be settled in cash or stock or a combination thereof, at the Company’s option. At the June 26, 2009 conversion price of $101.13, the aggregate consideration to be delivered upon conversion would be determined based on 6.9 million shares of L-3 Holdings’ common stock. See Note 10 to the audited consolidated financial statements for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K for additional information regarding the CODES, including conditions for conversion. L-3’s stock price on July 31, 2009 was $75.50 per share. The effective interest rate on the CODES is 6.33%. Interest expense relates to both the contractual interest coupon and amortization of the discount on the liability component. Interest expense recognized was $10 million for the second quarter periods ended June 26, 2009 and June 27, 2008 and $20 million for the first half periods ended June 26, 2009 and June 27, 2008. The following table provides additional information about the Company’s CODES:

	June 26,	December 31,
	2009	2008
	(in millions)

Carrying amount of the equity component (conversion feature)	$64	$64
Unamortized discount of liability component being amortized through February 1, 2011	$35	$45
Net carrying amount of liability component	$665	$655

10.	Comprehensive Income

A reconciliation of net income to comprehensive income attributable to L-3 is presented in the table below.

	Second Quarter Ended		First Half Ended
	June 26,	June 27,	June 26,	June 27,
	2009	2008	2009	2008
	(in millions)

Net income	$227	$278	$428	$470
Other comprehensive income (loss):
Foreign currency translation adjustments	62	4	50	4
Unrealized (losses) gains on hedging instruments(1)	(1)	—	(1)	1
Amortization of pension and postretirement benefit plans net loss and prior service cost(2)	8	1	15	2

Total comprehensive income	296	283	492	477
Less: Comprehensive income attributable to noncontrolling interests	2	3	4	6

Comprehensive income attributable to L-3	$294	$280	$488	$471

(1)	Amounts are net of income taxes of $1 million for the quarterly period ended June 26, 2009 and $1 million for the first half periods ended June 26, 2009 and June 27, 2008.

(2)	Amounts are net of income taxes of $5 million and $1 million for the quarterly periods ended June 26, 2009 and June 27, 2008, respectively, and $10 million and $2 million for the first half periods ended June 26, 2009 and June 27, 2008, respectively. See Note 17.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

11.	Income Taxes

The U.S. Federal income tax jurisdiction is the Company’s major tax jurisdiction. The statute of limitations for the Company’s U.S. Federal income tax returns for the years ended December 31, 2004 through 2007 is open as of June 26, 2009. The Company expects the statute of limitations on the 2004 and 2005 years to close in the third quarter of 2009. The Internal Revenue Service (IRS) began its audit of the Company’s 2006 and 2007 U.S. Federal income tax returns in April 2009. In addition, the Company has numerous state and foreign income tax audits currently in process. As of June 26, 2009, the Company anticipates that unrecognized tax benefits will decrease by approximately $39 million over the next 12 months.

Current and non-current income taxes payable include potential interest of $21 million ($13 million after income taxes) at June 26, 2009 and $18 million ($11 million after income taxes) at December 31, 2008, and potential penalties of $8 million at June 26, 2009 and $7 million at December 31, 2008.

12.	L-3 Holdings’ Earnings Per Common Share

A reconciliation of basic EPS and diluted EPS is presented in the table below.

	Second Quarter Ended			First Half Ended
	June 26,		June 27,	June 26,		June 27,
	2009		2008	2009		2008
	(in millions, except per share data)

Basic:
Net income allocable to L-3 Holdings’ common shareholders	$223		$273	$420		$461

Weighted average common shares outstanding	116.5		122.0	117.4		122.3

Basic EPS	$1.91		$2.24	$3.58		$3.77

Diluted:
Net income allocable to L-3 Holdings’ common shareholders	$223		$273	$420		$461

Common and potential common shares:
Weighted average common shares outstanding	116.5		122.0	117.4		122.3
Assumed exercise of stock options	3.5		4.3	3.5		4.4
Unvested restricted stock awards	0.1		—	0.1		—
Employee stock purchase plan contributions	0.6		0.4	0.6		0.4
Performance unit awards	0.1		—	—		—
Assumed purchase of common shares for treasury	(3.6)		(3.5)	(3.6)		(3.6)
Assumed conversion of the CODES	—	(1)	0.3	—	(1)	0.3

Common and potential common shares	117.2		123.5	118.0		123.8

Diluted EPS	$1.90		$2.21	$3.56		$3.72

(1)	L-3 Holdings’ CODES had no impact on diluted EPS for the quarter and first half ended June 26, 2009, because the average market price of L-3 Holdings’ common stock during these periods was less than the price at which the CODES would have been convertible into L-3 Holdings’ common stock. As of July 29, 2009, the current conversion price was $100.14.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Excluded from the computations of diluted EPS are shares related to stock options, restricted stock, and restricted stock units underlying employee stock-based compensation of 2.8 million for the quarter and first half ended June 26, 2009, and 1.6 million for the quarter and first half ended June 27, 2008, because they were anti-dilutive.

EPS for the quarter and first half ended June 27, 2008 includes: (1) a gain of $0.65 per diluted share for the reversal of a current liability for pending and threatened litigation as a result of a June 27, 2008 decision by the U.S. Court of Appeals vacating an adverse 2006 jury verdict, (2) a gain of $0.06 per diluted share for the sale of the PMD product line (see Note 4), and (3) a non-cash charge of $0.14 per diluted share related to a write-down of capitalized software development costs.

13.	Equity

Repurchases of L-3 Holdings common stock under the $1 billion share repurchase program, approved by the Board of Directors in November 2008, are made from time to time at management’s discretion in accordance with applicable U.S. federal securities laws. All share repurchases of L-3 Holdings common stock have been recorded as treasury shares. At June 26, 2009, the remaining dollar value of the authorized share repurchase program was $630 million.

From June 27, 2009 through August 4, 2009, L-3 repurchased 246,755 shares of L-3 Holdings’ common stock at an average price of $70.84 per share for an aggregate amount of $17 million.

On July 14, 2009, L-3 Holdings’ Board of Directors declared a quarterly cash dividend of $0.35 per share, payable on September 15, 2009 to shareholders of record at the close of business on August 17, 2009.

14.	Fair Value Measurements

The following table presents the fair value hierarchy level for each of the Company’s assets and liabilities that are measured and recorded at fair value on a recurring basis.

	June 26, 2009			December 31, 2008
Description	Level 1(a)	Level 2(b)	Level 3(c)	Level 1(a)	Level 2(b)	Level 3(c)
	(in millions)

Assets
Cash equivalents	$676	$—	$—	$794	$—	$—
Derivative instruments	—	12	—	—	22	—

Total Assets	$676	$12	$—	$794	$22	$—

Liabilities
Derivative instruments	$—	$13	$—	$—	$21	$—

(a)	Level 1 is based on quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

(b)	Level 2 is based on pricing inputs other than quoted prices in active markets, which are either directly or indirectly observable. The fair value is determined using a valuation model based on observable market inputs, including quoted foreign currency forward exchange rates and consideration of non-performance risk.

(c)	Level 3 is based on pricing inputs that are not observable and not corroborated by market data. The Company has no Level 3 assets or liabilities.

15.	Financial Instruments

Fair Value of Financial Instruments. At June 26, 2009 and December 31, 2008, the Company’s financial instruments consisted primarily of cash and cash equivalents, billed receivables, trade accounts payable, borrowings under the term loan facility, Senior Subordinated Notes, CODES and foreign currency forward contracts. The

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

carrying amounts of cash and cash equivalents, billed receivables and trade accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The fair value of borrowings under the term loan facility are based on similar debt issued. The Senior Subordinated Notes are registered, unlisted public debt traded in the over-the-counter market and their fair values are based on quoted trading activity. The fair values of the CODES are based on quoted prices for the same or similar issues. The fair values of foreign currency forward contracts were estimated based on forward exchange rates at June 26, 2009 and December 31, 2008. The carrying amounts and estimated fair values of the Company’s financial instruments are presented in the table below.

	June 26, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in millions)

Borrowings under the Term Loan Facility	$650	$639	$650	$608
Senior Subordinated Notes	3,189	2,956	3,188	2,916
CODES	665	669	655	697
Foreign currency forward contracts(1)	(1)	(1)	1	1

(1)	Notional amounts of foreign currency forward contracts were $343 million at June 26, 2009 and $414 million at December 31, 2008.

Derivative Financial Instruments. The Company’s derivative financial instruments include foreign currency forward contracts, which are entered into for risk management purposes, and an embedded derivative representing the contingent interest payment provision related to the CODES.

Foreign Currency Forward Contracts. The Company’s U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors that are denominated in currencies other than their functional currencies. To protect the functional currency equivalent cash flows associated with certain of these contracts, the Company enters into foreign currency forward contracts. The Company’s activities involving foreign currency forward contracts are designed to hedge the changes in the functional currency equivalent cash flows due to movements in foreign exchange rates compared to the functional currency. The foreign currencies hedged are primarily the Canadian dollar, Euro, British pound and U.S. dollar. The Company manages exposure to counterparty credit risk by entering into foreign currency forward contracts only with major financial institutions that are expected to fully perform under the terms of such contracts.

Foreign currency forward contracts are recorded in the Company’s Consolidated Balance Sheets at fair value and are generally designated and accounted for as cash flow hedges in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). Gains and losses on designated foreign currency forward contracts that are considered highly effective in offsetting the corresponding change in the cash flows of the hedged transaction are recorded net of income taxes in accumulated other comprehensive loss (accumulated OCI) and then recognized in earnings when the underlying hedged transaction affects earnings. The estimated net amount of existing losses at June 26, 2009 that are expected to be reclassified into earnings within the next 12 months is $1 million. Gains and losses on foreign currency forward contracts that do not meet the SFAS 133 hedge accounting criteria are recognized in earnings immediately.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

The table below presents the notional amounts of the Company’s outstanding foreign currency forward contracts by currency as of June 26, 2009:

Currency	Notional Amount
(in millions)

U.S. dollar	$127
British pound	103
Euro	19
Canadian dollar	85
Other	9

Total	$343

The notional amounts are used to measure the volume of these contracts and do not represent exposure to foreign currency losses. At June 26, 2009, the Company’s foreign currency forward contracts had maturities through 2016.

The table below presents the fair values and the location of the Company’s derivative instruments in the Unaudited Condensed Consolidated Balance Sheet as of June 26, 2009.

	Fair Values of Derivative Instruments(1)
	Other		Other
	Current	Other	Current	Other
	Assets	Assets	Liabilities	Liabilities
	(in millions)

Derivatives designated as hedging instruments under SFAS 133:
Foreign currency forward contracts	$3	$8	$6	$2
Derivatives not designated as hedging instruments under SFAS 133:
Foreign currency forward contracts	1	—	4	1
Embedded derivative related to the CODES	—	—	—	—

Total derivative instruments	$4	$8	$10	$3

(1)	See Note 14 for a description of the fair value hierarchy related to the Company’s foreign currency forward contracts.

The tables below present the effects of the Company’s derivative instruments on the Unaudited Condensed Consolidated Statement of Operations.

	Amount of			Gain or (Loss) Recognized in
	Gain or (Loss)			Income on Derivative
	Recognized in			(Ineffective Portion and
Derivatives in SFAS 133	OCI on Derivative	Gain or (Loss) Reclassified from Accumulated		Amount Excluded from
Cash Flow Hedging Relationships	(Effective Portion)	OCI into Income (Effective Portion)		Effectiveness Testing)
		Location	Amount	Location	Amount
(in millions)

For the quarter ended June 26, 2009:
Foreign currency forward contracts	$(5)	Cost of Sales	$(2)	Cost of Sales	$—
For the first half ended June 26, 2009:
Foreign currency forward contracts	$(6)	Cost of Sales	$(3)	Cost of Sales	$—

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Gain or (Loss) Recognized in Income on Derivative
Derivatives not Designated as Hedging Instruments	Location	Amount
(in millions)

For the quarter ended June 26, 2009:
Foreign currency forward contracts	Cost of Sales	$—
For the first half ended June 26, 2009:
Foreign currency forward contracts	Cost of Sales	$—

16.	Commitments and Contingencies

U.S. and Foreign Government Procurement Regulations

A substantial majority of the Company’s revenues are generated from providing products and services under legally binding agreements, or contracts, with U.S. Government and foreign government customers. U.S. Government contracts are subject to extensive legal and regulatory requirements, and, from time to time, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. The Company is currently cooperating with the U.S. Government on several investigations from which civil, criminal or administrative proceedings could result and give rise to fines, penalties, compensatory and treble damages, restitution and/or forfeitures. The Company does not currently anticipate that any of these investigations will have a material adverse effect, individually or in the aggregate, on its consolidated financial position, results of operations or cash flows. However, under U.S. Government regulations, an indictment of the Company by a federal grand jury could result in the Company being suspended for a period of time from eligibility for awards of new government contracts or in a loss of export privileges. A conviction could result in debarment from contracting with the federal government for a specified term. In addition, all of the Company’s U.S. Government contracts: (1) are subject to audit and various pricing and cost controls, (2) include standard provisions for termination for the convenience of the U.S. Government or for default, and (3) are subject to cancellation if funds for contracts become unavailable. Foreign government contracts generally include comparable provisions relating to terminations for convenience and default, as well as other procurement clauses relevant to the foreign government.

Litigation Matters

The Company has been subject to and is involved in litigation, government investigations, proceedings, claims or assessments and various contingent liabilities incidental to its businesses, including those specified below. Furthermore, in connection with certain business acquisitions, the Company has assumed some or all claims against, and liabilities of, the acquired business, including both asserted and unasserted claims and liabilities. In accordance with SFAS No. 5, Accounting for Contingencies, the Company records a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation is disclosed in Note 8. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At June 26, 2009, the Company did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. The Company believes it has recorded adequate provisions for its litigation matters. The Company reviews these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. While it is reasonably possible that an unfavorable outcome may occur in one or more of the following matters, unless otherwise stated below, the Company believes that it is not probable that a loss has been incurred in any of

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

these matters. An estimate of loss or range of loss is disclosed for a particular litigation matter when such amount or amounts can be reasonably estimated and no loss has been accrued. The Company believes that any damage amounts claimed in the specific matters discussed below are not meaningful indicators of potential liability. Although the Company believes that it has valid defenses with respect to legal matters and investigations pending against it, litigation is inherently unpredictable. Therefore, it is possible that the financial position, results of operations or cash flows of the Company could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these contingencies.

Kalitta Air. L-3 Integrated Systems and its predecessors have been involved in litigation with Kalitta Air arising from a contract to convert Boeing 747 aircraft from passenger configuration to cargo freighters. The lawsuit was brought in the United States District Court for the Northern District of California (the trial court) on January 31, 1997. The aircraft were modified using Supplemental Type Certificates (STCs) issued in 1988 by the Federal Aviation Administration (FAA) to Hayes International, Inc. (Hayes/Pemco) as a subcontractor to GATX/Airlog Company (GATX). Between 1988 and 1990, Hayes/Pemco modified five aircraft as a subcontractor to GATX using the STCs. Between 1990 and 1994, Chrysler Technologies Airborne Systems, Inc. (CTAS), a predecessor to L-3 Integrated Systems, performed as a subcontractor to GATX and modified an additional five aircraft using the STCs. Two of the aircraft modified by CTAS were owned by American International Airways, the predecessor to Kalitta Air. In 1996, the FAA determined that the engineering data provided by Hayes/Pemco supporting the STCs was inadequate and issued an Airworthiness Directive that effectively grounded the ten modified aircraft. The Kalitta Air aircraft have not been in revenue service since that date. The matter was tried in January 2001 against GATX and CTAS with the jury finding fault on the part of GATX, but rendering a unanimous defense verdict in favor of CTAS. Certain co-defendants had settled prior to trial. The U.S. Court of Appeals for the Ninth Circuit subsequently reversed and remanded the trial court’s summary judgment rulings in favor of CTAS regarding a negligence claim by Kalitta Air, which asserts that CTAS as an expert in aircraft modification should have known that the STCs were deficient. The retrial began on January 18, 2005, and ended on March 2, 2005 with a deadlocked jury and mistrial. At the retrial, Kalitta Air claimed damages of $235 million plus interest. By order dated July 22, 2005, the trial court granted the Company’s motion for judgment as a matter of law as to negligence dismissing that claim, denied the Company’s motion for judgment as a matter of law as to negligent misrepresentation, and certified the decision for interlocutory appeal to the U.S. Court of Appeals for the Ninth Circuit. On October 8, 2008, the Ninth Circuit reversed the trial court’s dismissal of the negligence claim and affirmed the trial court’s ruling as to the negligent misrepresentation claim. The case has been remanded to the trial court to reconsider the negligence claim and for further proceedings on the negligent misrepresentation claim. A court-ordered mediation held on March 18, 2009 was unsuccessful. A hearing on the Company’s motion to dismiss the negligence claim was held on April 30, 2009, after which the trial court determined to take the matter under advisement and ordered the parties to attend another mediation not later than September 4, 2009. The case is currently scheduled to go to a third trial on November 1, 2010. CTAS’ insurance carrier has accepted defense of the matter and has retained counsel, subject to a reservation of rights by the insurer to dispute its obligations under the applicable insurance policies in the event of an adverse finding.

Korean Lot II Program. On April 4, 2005, Lockheed Martin Corporation (Lockheed) filed a lawsuit in the Federal District Court for the Northern District of Georgia alleging misappropriation of proprietary information and breach of a license agreement. The complaint alleges that L-3 Integrated Systems (L-3 IS) is in breach of its license agreement with Lockheed and is infringing on Lockheed’s intellectual property rights as a result of its performance of a subcontract awarded to L-3 IS for the Korean Lot II program. On May 21, 2009, a jury found in favor of Lockheed and awarded $30 million on the misappropriation claim, $7.28 million on the breach of license agreement claim, plus legal fees and expenses. On July 3, 2009, Lockheed filed a motion with the court seeking approximately $17 million in legal fees and expenses, and an injunction prohibiting L-3’s further use of the intellectual property that was the basis of the jury’s award. The Company believes that the verdict and the damages awarded are inconsistent with the law and evidence presented, and intends to appeal following entry of the judgment by the trial court.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

SafeView Arbitration. The Company was previously subject to an American Arbitration Association proceeding initiated by Paladin Homeland Security Fund on behalf of all former stockholders of SafeView, Inc. alleging violations of federal securities laws, fraud, negligent misrepresentation, breach of contract and unjust enrichment in connection with L-3’s acquisition of SafeView. On May 28, 2009, the arbitration panel ruled in favor of L-3 and denied any award to the claimants. Under the terms of the agreement governing the acquisition, the decision is final, conclusive and binding on the parties.

Aircrew Training and Rehearsal Support (ATARS) Investigation. Following a lawsuit filed by Lockheed on April 6, 2006 in the U.S. District Court for the Middle District of Florida against the Company and certain individuals related to the ATARS II Program (which was settled in November 2007), the Company received Grand Jury subpoenas in connection with an investigation being conducted by the United States Attorney for the Middle District of Florida, Orlando Division. The subpoenas request the production of documents related to Lockheed’s allegations or produced in the civil litigation settled in November 2007. The Company is cooperating fully with the U.S. Government.

Titan Government Investigation. In October 2002, Titan received a grand jury subpoena from the Antitrust Division of the DoJ requesting the production of documents relating to information technology services performed for the U.S. Air Force at Hanscom Air Force Base in Massachusetts and Wright-Patterson Air Force Base in Ohio. Titan was informed that other companies who have performed similar services had received subpoenas as well. The Company acquired Titan in July 2005. On September 20, 2006, counsel for the Company was informed by the New York Field Office of the DoJ’s Criminal Antitrust Division that it was considering indictment. Additionally, a former Titan employee received a letter from the DoJ indicating that he was a target of the investigation. If the Field Office recommends indictment then, under normal DoJ procedures, Titan (now known as L-3 Services) will be afforded an opportunity to make a presentation to the Criminal Antitrust Division in Washington, D.C. before the DoJ acts on the recommendation. It is not known whether an indictment of L-3 Services or any of its employees will occur. If it does occur, it is possible that L-3 Services could be suspended or debarred from conducting business with the U.S. Government. In December 2008, the DoJ indicated its interest in conducting additional employee interviews concerning a teaming agreement relating to the Wright Patterson Air Force Base procurement. The Company is cooperating fully with the DoJ.

SEC Inquiry. In March 2007, the Company was contacted by the U.S. Securities and Exchange Commission, Enforcement Division, requesting that the Company provide certain information relating to its previously disclosed review of its historical stock option granting practices. The Company voluntarily provided the requested information and has cooperated fully with the SEC.

CyTerra Government Investigation. Since November 2006, CyTerra has been served with civil and Grand Jury subpoenas by the DoD Office of the Inspector General and the DoJ. The Company is cooperating fully with the Government. The Company believes that it is entitled to indemnification for any course of defense related to this matter and has made a claim against the escrow under the purchase agreement by which the Company acquired CyTerra in March 2006.

Bashkirian Airways. On July 1, 2004, lawsuits were filed on behalf of the estates of 31 Russian children in the state courts of Washington, Arizona, California, Florida, New York and New Jersey against Honeywell, Honeywell TCAS, Thales USA, Thales France, the Company and Aviation Communications & Surveillance Systems (ACSS), which is a joint venture of L-3 and Thales. The suits relate to the crash over southern Germany of Bashkirian Airways Tupelov TU 154M aircraft and a DHL Boeing 757 cargo aircraft. On-board the Tupelov aircraft were 9 crew members and 60 passengers, including 45 children. The Boeing aircraft carried a crew of two. Both aircraft were equipped with Honeywell/ACSS Model 2000, Change 7 Traffic Collision and Avoidance Systems (TCAS). Sensing the other aircraft, the on-board DHL TCAS instructed the DHL pilot to descend, and the Tupelov on-board TCAS instructed the Tupelov pilot to climb. However, the Swiss air traffic controller ordered the Tupelov pilot to descend. The Tupelov pilot disregarded the on-board TCAS and put the Tupelov aircraft into a descent striking the

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

DHL aircraft in midair at approximately 35,000 feet. All crew and passengers of both planes were lost. Investigations by the National Transportation Safety Board after the crash revealed that both TCAS units were performing as designed. The suits allege negligence and strict product liability based upon the design of the units and the training provided to resolve conflicting commands and seek approximately $315 million in damages, including $150 million in punitive damages. The Company’s insurers have accepted defense of the matter and retained counsel, subject to a reservation of rights by the insurers to dispute their obligations under the applicable insurance policies in the event of an adverse finding. The matters were consolidated in the Federal Court in New Jersey, which has dismissed the actions on the basis of forum non conveniens. The plaintiffs re-filed a complaint on April 23, 2007 with the Barcelona Court’s Registry in Spain. The trial for this matter was completed on April 22, 2009, and the parties are awaiting the Court’s decision.

Gol Airlines. The Company was served with complaints filed in the U.S. District Court for the Eastern District of New York against ExcelAire, Joseph Lepore, Jan Paul Paladino, Honeywell, Lockheed, Raytheon, and Amazon Technologies and ACSS. The complaints relate to the September 29, 2006 airplane crash over Brazil of a Boeing 737-800 operated by GOL Linhas Aereas Inteligentes, S.A. and an Embraer 600 business jet operated by ExcelAire. The complaints allege that ACSS designed the Traffic Collision and Avoidance System (TCAS) on the ExcelAire jet, and assert claims of negligence, strict products liability and breach of warranty against ACSS based on the design of the TCAS and the instructions provided for its use. The complaints seek unspecified monetary damages, including punitive damages. The Company’s insurers have accepted defense of this matter and have retained counsel, subject to a reservation of rights by the insurers to dispute their obligations under the applicable insurance policies in the event of an adverse finding. On July 3, 2008, the District Court dismissed the actions on the basis of forum non conveniens on the grounds that Brazil was the location of the accident and is more convenient for witnesses and document availability. On August 1, 2008, the plaintiffs filed an appeal of this ruling with the U.S. Court of Appeals for the Second Circuit. Although the appeal is still pending, some of the plaintiffs re-filed their complaints in the Lower Civil Court in the Judicial District of Peixoto de Azevedo in Brazil on July 3, 2009.

Pilatus PC-12 Aircraft. On July 6, 2007, the Company was served with an amended complaint filed in the U.S. District Court for the Eastern District of Pennsylvania against Pilatus Aircraft, Ltd., Pilatus Flugzeuweke Aktiengellschaft, Rosemont Aerospace, Inc., Revue Thommen AC, EMCA, Goodrich Corp., Goodrich Avionics Systems, Inc. (the predecessor to L-3 Avionics) and the Company. The amended complaint relates to the March 26, 2005 crash of a Pilatus PC-12 aircraft near Belafonte, Pennsylvania in which all six on board were lost. The amended complaint alleges that L-3 Avionics (and/or its predecessor company, Goodrich Avionics) designed, manufactured, tested, marketed, and sold the stick shaker/pusher servo actuator on the Pilatus PC-12, and asserts claims against L-3 Avionics and the Company based on negligence, breach of warranty, and strict liability. The amended complaint seeks unspecified monetary damages, including punitive damages. On May 14, 2009, the Third Circuit Court of Appeals affirmed the trial court’s dismissal of the case against Pilatus for lack of personal jurisdiction, vacated the trial court’s decision denying a motion to transfer the action to Colorado, and remanded the case back to the trial court for further proceedings. Discovery was stayed during the pendency of the appeal, and the Company expects that additional discovery will be conducted in this matter involving the potential transfer to Colorado. The Company’s insurers have accepted defense of the matter and have retained counsel, subject to a reservation of rights by the insurers to dispute their obligations under the applicable insurance policies in the event of an adverse finding.

T-39 Sabreliner Aircraft. On January 16, 2008, the Company was served with three wrongful death lawsuits filed in the U.S. District Court for the Southern District of New York arising from the crash of a T-39 Sabreliner Aircraft near Rome, GA on January 10, 2006. The Plaintiffs allege that L-3 Vertex employed the pilot in command, David Roark, and maintained the aircraft, and are seeking unspecified monetary damages. The cases have been consolidated and transferred to the U.S. District Court for the Northern District of Florida. A mediation held in August 2008 was unsuccessful, and a settlement conference is scheduled for August 2009. The Company’s insurers

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

have accepted defense of the matter and have retained counsel, subject to a reservation of rights by the insurers to dispute their obligations under the applicable insurance policies in the event of an adverse finding.

Blackhawk Helicopter. On August 7, 2008, a lawsuit was filed in the U.S. District Court for the Southern District of Texas relating to the August 22, 2007 crash of a U.S. Army Blackhawk helicopter near Kirkuk, Iraq. The complaint, which was brought on behalf of 14 passengers who were killed in the crash, alleges that the crash was the result of L-3 Vertex’s negligence in connection with a phased maintenance inspection performed approximately one week before the crash, and seeks unspecified monetary damages, including punitive damages. The parties are currently conducting discovery in this matter. The Company’s insurers have accepted defense of this matter and have retained counsel, subject to a reservation of rights by the insurers to dispute their obligations under the applicable insurance policies in the event of an adverse finding.

17.	Pension and Other Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans.

	Pension Plans				Postretirement Benefit Plans
	Second Quarter Ended		First Half Ended		Second Quarter Ended		First Half Ended
	June 26,	June 27,	June 26,	June 27,	June 26,	June 27,	June 26,	June 27,
	2009	2008	2009	2008	2009	2008	2009	2008
	(in millions)

Components of net periodic benefit cost:
Service cost	$23	$23	$45	$46	$1	$1	$2	$3
Interest cost	28	27	55	53	3	2	6	5
Expected return on plan assets	(23)	(30)	(45)	(60)	—	—	(1)	(1)
Amortization of prior service costs (credits)	1	1	2	2	—	(1)	(1)	(2)
Amortization of net losses (gains)	13	2	26	4	(1)	—	(1)	—
Curtailment loss	—	—	1	—	—	—	—	—

Net periodic benefit cost	$42	$23	$84	$45	$3	$2	$5	$5

Contributions. For the year ending December 31, 2009, the Company currently expects to contribute cash of approximately $65 million to its pension plans, and approximately $13 million to its postretirement benefit plans. The Company contributed cash of $25 million to its pension plans and $5 million to its postretirement benefit plans during the first half ended June 26, 2009.

18.	Employee Stock-Based Compensation

At its Annual Meeting of Stockholders held on April 28, 2009, the stockholders of L-3 Holdings approved the L-3 Communications Corporation 2009 Employee Stock Purchase Plan (2009 ESPP), which became effective on July 1, 2009. As a result, no new options to purchase shares of L-3 Holdings’ common stock will be granted under the Company’s prior employee stock purchase plan (2001 ESPP).

Under the 2009 ESPP, eligible employees are offered options to purchase shares of L-3 Holdings’ common stock at 85% of the fair market value of L-3 Holdings’ common stock on the last day of each six-month offering period. Eligible employees include all employees of the Company, or of a subsidiary or affiliate of the Company that has been designated to participate in the 2009 ESPP. Offering periods begin on the first trading day in January and July of each calendar year and end on the last trading day in June and December of each calendar year. Fair market value is defined as the average of

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

the highest and lowest sales price of a share of L-3 Holdings’ common stock on the last trading day of the trading period. Share purchases are funded through payroll deductions of up to 10% of a participating employee’s compensation for each payroll period, or $21,250 each calendar year. Employees may not purchase more than $25,000 worth of L-3 Holdings’ common stock for each year based on the value of the common stock at the beginning of each offering period during the year. After adjustment for the shares issued under the 2001 ESPP, the 2009 ESPP authorizes L-3 Holdings to issue up to 7.4 million shares. No shares will be issued under the 2009 ESPP until the conclusion of the first six-month offering period, which began on July 1, 2009 and ends on December 31, 2009.

19.	Supplemental Cash Flow Information

	First Half Ended
	June 26,	June 27,
	2009	2008
	(in millions)

Interest paid on outstanding debt	$123	$136
Income tax payments	191	195
Income tax refunds	2	3

20.	Segment Information

The Company has four reportable segments, which are described in Note 1. The tables below present net sales, operating income, depreciation and amortization and total assets by reportable segment.

	Second Quarter Ended		First Half Ended
	June 26,	June 27,	June 26,	June 27,
	2009	2008(1)	2009	2008(1)
	(In millions)

Net Sales:
C3ISR	$771	$618	$1,486	$1,172
Government Services	1,070	1,102	2,077	2,214
AM&M	729	654	1,401	1,320
Specialized Products	1,435	1,377	2,721	2,586
Elimination of intercompany sales	(76)	(29)	(120)	(64)

Consolidated total	$3,929	$3,722	$7,565	$7,228

Operating Income:
C3ISR	$95	$67	$173	$129
Government Services	101	123	192	222
AM&M	51	42	117	108
Specialized Products(2)	170	143	311	284

Segment total	$417	$375	$793	$743
Litigation gain(3)	—	126	—	126

Consolidated total	$417	$501	$793	$869

Depreciation and amortization:
C3ISR	$11	$10	$21	$20
Government Services	9	9	19	18
AM&M	5	6	10	12
Specialized Products	29	27	57	53

Consolidated total	$54	$52	$107	$103

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	June 26,	December 31,
	2009	2008(1)
	(in millions)

Total Assets:
C3ISR	$1,887	$1,755
Government Services	3,523	3,494
AM&M	1,973	1,836
Specialized Products	6,529	6,319
Corporate	924	1,080

Consolidated total	$14,836	$14,484

(1)	As a result of certain re-alignments in the Company’s management and organization structure as discussed in Note 2, sales of $4 million and $7 million and operating income of $1 million were reclassified from the C3ISR reportable segment to the Government Services reportable segment for the quarter and first half ended June 27, 2008, and sales of $1 million and $13 million and operating income of less than $1 million and $2 million were reclassified from the C3ISR reportable segment to the AM&M reportable segment for the quarter and first half ended June 27, 2008. At December 31, 2008, $30 million of total assets was reclassified from the C3ISR reportable segment to the Government Services reportable segment and $29 million of total assets was reclassified from the C3ISR reportable segment to the AM&M reportable segment.

(2)	Operating income for the Specialized Products reportable segment includes: (i) a gain of $12 million from the sale of the PMD product line (see Note 4) and (ii) a non-cash impairment charge of $28 million related to a write-down of capitalized software development costs, which were both recorded in the second quarter of 2008.

(3)	Represents a gain recorded in the second quarter of 2008 for the reversal of a current liability for pending and threatened litigation as a result of a June 27, 2008 decision by the U.S. Court of Appeals vacating an adverse 2006 jury verdict.

21.	Accounting Standards Issued and Not Yet Implemented

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R), which changes the approach to determining the primary beneficiary of a variable interest entity (VIE) and requires companies to assess more frequently whether they must consolidate VIEs. SFAS 167 is effective for the Company beginning on January 1, 2010. The Company is currently assessing the impact of SFAS 167.

In June 2009, the FASB issued the FASB Accounting Standards Codification (Codification). The Codification will become the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ended after September 15, 2009. The Codification does not change GAAP and will not have an effect on our financial position, results of operations and cash flows.

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Pensions and Other Postretirement Benefit (FSP FAS 132(R)-1). FSP FAS 132(R)-1 expands the disclosures of an employer’s defined benefit pension or other postretirement plan assets, amending SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits. FSP FAS 132(R)-1 is effective for the Company beginning December 31, 2009. The adoption of FSP FAS 132(R)-1 will not have a material effect on the Company’s financial position, results of operations and cash flows, but will enhance the Company’s pension and other postretirement benefit plan assets disclosures.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

22.	Unaudited Financial Information of L-3 Communications and Its Subsidiaries

L-3 Communications is a wholly-owned subsidiary of L-3 Holdings. The debt of L-3 Communications, including the Senior Subordinated Notes and borrowings under amounts drawn against the Senior Credit Facility, are guaranteed, on a joint and several, full and unconditional basis, by certain of its domestic subsidiaries (the “Guarantor Subsidiaries”). The foreign subsidiaries and certain domestic subsidiaries of L-3 Communications (the “Non-Guarantor Subsidiaries”) do not guarantee the debt of L-3 Communications. None of the debt of L-3 Communications has been issued by its subsidiaries. There are no restrictions on the payment of dividends from the Guarantor Subsidiaries to L-3 Communications.

The following unaudited condensed combining financial information presents the results of operations, financial position and cash flows of: (1) L-3 Holdings, excluding L-3 Communications and its consolidated subsidiaries (the “Parent”), (2) L-3 Communications, excluding its consolidated subsidiaries, (3) the Guarantor Subsidiaries, (4) the Non-Guarantor Subsidiaries, and (5) the eliminations to arrive at the information for L-3 on a consolidated basis.

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3			Non-
	Holdings	L-3	Guarantor	Guarantor		Consolidated
	(Parent)	Communications	Subsidiaries	Subsidiaries	Eliminations	L-3
	(in millions)

Condensed Combining Balance Sheets:
At June 26, 2009:
Current assets:
Cash and cash equivalents	$—	$603	$(8)	$302	$—	$897
Billed receivables, net	—	324	812	196	—	1,332
Contracts in process	—	657	1,515	230	—	2,402
Other current assets	—	296	169	137	—	602

Total current assets	—	1,880	2,488	865	—	5,233
Goodwill	—	1,202	5,807	1,118	—	8,127
Other assets	6	466	828	182	(6)	1,476
Investment in and amounts due from consolidated subsidiaries	6,805	8,812	1,436	1	(17,054)	—

Total assets	$6,811	$12,360	$10,559	$2,166	$(17,060)	$14,836

Current portion of long-term debt	$—	$650	$—	$—	$—	$650
Other current liabilities	—	810	1,309	590	—	2,709
Other long-term liabilities	—	935	229	256	—	1,420
Long-term debt	700	3,854	—	—	(700)	3,854

Total liabilities	700	6,249	1,538	846	(700)	8,633

L-3 shareholders’ equity	6,111	6,111	9,021	1,320	(16,452)	6,111
Noncontrolling interests	—	—	—	—	92	92

Total equity	6,111	6,111	9,021	1,320	(16,360)	6,203

Total liabilities and equity	$6,811	$12,360	$10,559	$2,166	$(17,060)	$14,836

At December 31, 2008:
Current assets:
Cash and cash equivalents	$—	$720	$(81)	$228	$—	$867
Billed receivables, net	—	324	701	201	—	1,226
Contracts in process	—	587	1,461	219	—	2,267
Other current assets	—	291	170	140	—	601

Total current assets	—	1,922	2,251	788	—	4,961
Goodwill	—	1,171	5,746	1,112	—	8,029
Other assets	8	475	837	182	(8)	1,494
Investment in and amounts due from consolidated subsidiaries	6,550	8,489	1,283	80	(16,402)	—

Total assets	$6,558	$12,057	$10,117	$2,162	$(16,410)	$14,484

Current liabilities	$—	$824	$1,312	$571	$—	$2,707
Other long-term liabilities	—	882	219	242	—	1,343
Long-term debt	700	4,493	—	—	(700)	4,493

Total liabilities	700	6,199	1,531	813	(700)	8,543

L-3 shareholders’ equity	5,858	5,858	8,586	1,349	(15,793)	5,858
Noncontrolling interests	—	—	—	—	83	83

Total equity	5,858	5,858	8,586	1,349	(15,710)	5,941

Total liabilities and equity	$6,558	$12,057	$10,117	$2,162	$(16,410)	$14,484

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3			Non-
	Holdings	L-3	Guarantor	Guarantor		Consolidated
	(Parent)	Communications	Subsidiaries	Subsidiaries	Eliminations	L-3
	(in millions)

Condensed Combining Statements of Operations:
For the quarter ended June 26, 2009:
Net sales	$—	$893	$2,588	$485	$(37)	$3,929
Cost of sales	18	788	2,325	436	(55)	3,512

Operating (loss) income	(18)	105	263	49	18	417
Interest and other income, net	—	33	1	1	(29)	6
Interest expense	11	68	28	2	(40)	69

(Loss) income before income taxes	(29)	70	236	48	29	354
(Benefit) provision for income taxes	(10)	24	86	17	10	127
Equity in net income of consolidated subsidiaries	244	179	—	—	(423)	—

Net income	225	225	150	31	(404)	227
Net income attributable to noncontrolling interests	—	—	—	—	2	2

Net income attributable to L-3	$225	$225	$150	$31	$(406)	$225

For the quarter ended June 27, 2008:
Net sales	$—	$745	$2,466	$532	$(21)	$3,722
Cost of sales	15	650	2,241	477	(36)	3,347
Litigation gain	—	126	—	—	—	126

Operating (loss) income	(15)	221	225	55	15	501
Interest and other income, net	—	33	1	1	(28)	7
Interest expense	10	66	27	1	(38)	66

(Loss) income before income taxes	(25)	188	199	55	25	442
(Benefit) provision for income taxes	(10)	67	76	21	10	164
Equity in net income of consolidated subsidiaries	290	154	—	—	(444)	—

Net income	275	275	123	34	(429)	278
Net income attributable to noncontrolling interests	—	—	—	—	3	3

Net income attributable to L-3	$275	$275	$123	$34	$(432)	$275

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3			Non-
	Holdings	L-3	Guarantor	Guarantor		Consolidated
	(Parent)	Communications	Subsidiaries	Subsidiaries	Eliminations	L-3
	(in millions)

Condensed Combining Statements of Operations:
For the first half ended June 26, 2009:
Net sales	$—	$1,687	$5,032	$910	$(64)	$7,565
Cost of sales	35	1,485	4,536	815	(99)	6,772

Operating (loss) income	(35)	202	496	95	35	793
Interest and other income, net	—	63	1	2	(57)	9
Interest expense	22	134	55	3	(79)	135

(Loss) income before income taxes	(57)	131	442	94	57	667
(Benefit) provision for income taxes	(20)	44	161	34	20	239
Equity in net income of consolidated subsidiaries	461	337	—	—	(798)	—

Net income	424	424	281	60	(761)	428
Net income attributable to noncontrolling interests	—	—	—	—	4	4

Net income attributable to L-3	$424	$424	$281	$60	$(765)	$424

For the first half ended June 27, 2008:
Net sales	$—	$1,401	$4,869	$1,005	$(47)	$7,228
Cost of sales	30	1,205	4,427	900	(77)	6,485
Litigation gain	—	126	—	—	—	126

Operating (loss) income	(30)	322	442	105	30	869
Interest and other income, net	—	67	2	3	(57)	15
Interest expense	21	142	54	3	(78)	142

(Loss) income before income taxes	(51)	247	390	105	51	742
(Benefit) provision for income taxes	(19)	87	146	39	19	272
Equity in net income of consolidated subsidiaries	496	304	—	—	(800)	—

Net income	464	464	244	66	(768)	470
Net income attributable to noncontrolling interests	—	—	—	—	6	6

Net income attributable to L-3	$464	$464	$244	$66	$(774)	$464

L-3 COMMUNICATIONS HOLDINGS, INC.
AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	L-3			Non-
	Holdings	L-3	Guarantor	Guarantor		Consolidated
	(Parent)	Communications	Subsidiaries	Subsidiaries	Eliminations	L-3
	(in millions)

Condensed Combining Statements of Cash Flows:
For the first half ended June 26, 2009:
Operating activities:
Net cash from operating activities	$384	$—	$423	$105	$(384)	$528

Investing activities:
Business acquisitions, net of cash acquired	—	(82)	—	—	—	(82)
Other investing activities	(35)	(22)	(55)	(3)	35	(80)

Net cash used in investing activities	(35)	(104)	(55)	(3)	35	(162)

Financing activities:
Common stock repurchased	(301)	—	—	—	—	(301)
Other financing activities	(48)	(13)	(295)	(38)	349	(45)

Net cash used in financing activities	(349)	(13)	(295)	(38)	349	(346)

Effect of foreign currency exchange rate on cash	—	—	—	10	—	10

Net (decrease) increase in cash	—	(117)	73	74	—	30
Cash and cash equivalents, beginning of the period	—	720	(81)	228	—	867

Cash and cash equivalents, end of the period	$—	$603	$(8)	$302	$—	$897

For the first half ended June 27, 2008:
Operating activities:
Net cash from operating activities	$574	$2	$538	$113	$(599)	$628

Investing activities:
Business acquisitions, net of cash acquired	—	(218)	—	—	—	(218)
Other investing activities	(56)	(20)	(28)	(9)	56	(57)

Net cash used in investing activities	(56)	(238)	(28)	(9)	56	(275)

Financing activities:
Common stock repurchased	(500)	—	—	—	—	(500)
Other financing activities	(18)	7	(451)	(97)	543	(16)

Net cash (used in) from financing activities	(518)	7	(451)	(97)	543	(516)

Effect of foreign currency exchange rate on cash	—	—	—	5	—	5

Net (decrease) increase in cash	—	(229)	59	12	—	(158)
Cash and cash equivalents, beginning of the period	—	632	(89)	237	—	780

Cash and cash equivalents, end of the period	$—	$403	$(30)	$249	$—	$622

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Section Roadmap

Management’s discussion and analysis (MD&A) can be found on pages 36 to 49, and our unaudited condensed consolidated financial statements and related notes contained in this quarterly report can be found on pages 1 to 35. The following table is designed to assist in your review of MD&A.

Topic	Location

Overview and Outlook:
L-3’s Business	Pages 36 – 37
Key Performance Measures	Pages 37 – 38
Other Events	Pages 38 – 39
Business Acquisitions and Business and Product Line Dispositions	Page 39
Results of Operations (includes business segments)	Pages 39 – 45
Liquidity and Capital Resources:
Anticipated Sources of Cash Flow	Pages 45 – 46
Balance Sheet	Pages 46 – 47
Statement of Cash Flows	Pages 47 – 49
Legal Proceedings and Contingencies	Page 49

Overview and Outlook

L-3’s Business

L-3 is a prime system contractor in aircraft modernization and maintenance, Command, Control, Communications, Intelligence, Surveillance and Reconnaissance (C3ISR) systems, and government services. L-3 is also a leading provider of high technology products, subsystems and systems. Our customers include the U.S. Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), U.S. Department of State (DoS), U.S. Department of Justice (DoJ), allied foreign governments, domestic and international commercial customers, and select other U.S. federal, state and local government agencies.

For the year ended December 31, 2008, we generated sales of $14.9 billion. The table below presents a summary of our 2008 sales by major category of end customer. We currently do not anticipate significant changes to our end customer sales mix for the year ended December 31, 2009.

		% of
	2008 Sales	Total Sales
	(in millions)

DoD	$11,059	74%
Other U.S. Government	1,067	7

Total U.S. Government	12,126	81%
Foreign Government	1,099	7
Commercial – foreign	987	7
Commercial – domestic	689	5

Total sales	$14,901	100%

We have the following four reportable segments: (1) C3ISR, (2) Government Services, (3) Aircraft Modernization and Maintenance (AM&M), and (4) Specialized Products. Financial information relating to our reportable segments is included in Note 20 to our unaudited condensed consolidated financial statements contained in this quarterly report. C3ISR provides products and services for the global ISR market, networked communications systems and secure communications products. We believe that these products and services are critical elements for a substantial number of major command, control, communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring, and dissemination functions of these communication systems. Government Services provides training and operational support services, enterprise information technology solutions, intelligence solutions and support, command & control systems and software services and global security & engineering solutions services. AM&M provides modernization, upgrades and sustainment, maintenance and logistics support services for military and various government aircraft and other platforms. Specialized Products provides a broad range of products, including components, products, subsystems, systems, and related services to military and commercial customers in several niche markets across several business areas, including power & control systems, electro-optic/infrared (EO/IR), microwave, avionics & displays, simulation & training, precision engagement, security & detection, propulsion systems, telemetry & advanced technology, undersea warfare, and marine services. During the quarter ended March 27, 2009, we revised our reportable segment presentations to conform to certain re-alignments in our management and organization structure. Consequently, we made certain reclassifications between our C3ISR, Government Services and AM&M reportable segments. See Note 20 to our unaudited condensed consolidated financial statements contained in this quarterly report for the prior period amounts reclassified between reportable segments.

Key Performance Measures

The primary financial performance measures that L-3 uses to manage its businesses and monitor results of operations are sales growth and operating income growth. Management believes that these financial performance measures are the primary growth drivers for L-3’s earnings per common share and net cash from operating activities. L-3’s business strategy is focused on increasing sales from organic growth and select business acquisitions that add important new products, services, technologies, programs or customers in areas that complement L-3’s existing businesses. We define organic sales growth as the increase or decrease in sales for the current period compared to the prior period, excluding sales in the: (1) current period from business and product line acquisitions that are included in L-3’s actual results of operations for less than twelve months, and (2) prior period from business and product line divestitures that are included in L-3’s actual results of operations for the twelve-month period prior to the divestiture date. The two main determinants of our operating income growth are sales growth and improvements in operating margin. We define operating margin as operating income as a percentage of sales.

Sales Growth. Our average annual sales growth for the five years ended December 31, 2008 was 25%, with average annual organic sales growth of approximately 10% and average annual sales growth from business acquisitions of approximately 15%. Sales growth for the year ended December 31, 2008 was 7%, comprised of organic sales growth of 5%, and sales growth from business acquisitions, net of divestitures, of 2%. Sales growth for the quarter ended June 26, 2009 (2009 Second Quarter) was 6%, comprised of organic sales growth of 5%, and sales growth from business acquisitions, net of divestitures, of 1%. Sales growth for the first half ended June 26, 2009 (2009 First Half) was 5%, comprised of organic sales growth of 3%, and sales growth from business acquisitions, net of divestitures, of 2%. We expect our sales growth rate going forward to be significantly less than our 25% average annual sales growth we experienced for the five years ended December 31, 2008.

For the year ended December 31, 2008, our Special Operations Forces Support Activity (SOFSA) contract with the U.S. Special Operations Command (SOCOM) generated approximately $400 million, or 2.7% of our sales. On March 3, 2009, SOCOM announced that it did not select our proposal for the next SOFSA contract. We protested SOCOM’s selection with the U.S. Government Accountability Office (GAO). In response to our protest, SOCOM has taken corrective action and amended the solicitation. Revised proposals from bidders are required to be submitted on August 6, 2009. We continue to perform on the current SOFSA contract pending the outcome of the competition. The period of performance for our current SOFSA contract ends on October 24, 2009. We can provide no assurance as to the outcome of the competition for the next SOFSA contract.

We, as most U.S. defense contractors, have benefited from the upward trend in DoD budget authorization and spending outlays over recent years, including supplemental appropriations for military operations in Iraq and Afghanistan. We expect future DoD budgets, including supplemental appropriations, to grow at a significantly slower pace than the past several years, and to also possibly flatten. However, we believe that our businesses should be able to continue to generate modest organic sales growth because we anticipate the defense budget and spending priorities will continue to focus on areas that match several of L-3’s core competencies, such as communications and ISR, sensors, special operations support, helicopter crew training and maintenance and simulation & training.

Operating Income Growth. Our consolidated operating income was $417 million for the 2009 Second Quarter, a decrease of 17% from $501 million for the quarter ended June 27, 2008 (2008 Second Quarter). For the 2009 First Half operating income was $793 million, a decrease of 9% from $869 million for the first half ended June 27, 2008 (2008 First Half). Our consolidated operating margin was 10.6% for the 2009 Second Quarter, a decrease of 290 basis points from 13.5% for the 2008 Second Quarter. Our consolidated operating margin was 10.5% for the 2009 First Half, a decrease of 150 basis points from 12.0% for the 2008 First Half. As discussed in the next paragraph, operating income and operating margin for 2008 included a net gain of $110 million from certain items and 2009 was impacted by higher pension expense.

The 2008 Second Quarter and 2008 First Half results were impacted by three items that, in the aggregate, increased operating income by $110 million during these periods. These three items are collectively referred to as the Q2 2008 Items and are further discussed below under the caption “Other Events.” In addition, higher pension expense for the 2009 Second Quarter compared to the 2008 Second Quarter reduced operating income by $16 million ($10 million after income taxes, or $0.09 per diluted share) and $35 million ($22 million after income taxes, or $0.18 per diluted share) for the 2009 First Half compared to the 2008 First Half. The Q2 2008 items increased the 2008 Second Quarter operating margin by 300 basis points and the 2008 First Half by 150 basis points. The increase in pension expense reduced operating margin by 40 basis points for the 2009 Second Quarter and 50 basis points for the 2009 First Half. The pension expense increase is primarily due to the actuarial loss that we experienced in 2008 as a result of the decline in the fair value of our pension plan assets which is being amortized as a component of pension expense beginning in 2009. See segment results below for additional discussion of segment operating income and margin results.

Excluding the Q2 2008 Items and the increase in our 2009 pension expense, we expect to continue to generate modest annual increases in operating margin. We expect to increase sales, grow sales at a rate faster than the increase in our indirect costs, and improve our overall contract performance. However, we may not be able to continue to expand our operating margin at the rates we expect and our operating margin could also decrease. Additionally, in the future, select business acquisitions and select new business, including contract renewals and new contracts, could reduce our operating margin if their margins are lower than L-3’s existing operating margin. Our business objectives include growing earnings per common share and net cash from operating activities.

Other Events

Accounting Standards Implemented. We adopted eight new accounting standards during the 2009 First Half, six of which were effective January 1, 2009. In accordance with the transition and disclosure provisions of three of these standards, we retrospectively applied those provisions and adjusted the prior period financial statements accordingly. The adoption of these standards reduced net income attributable to L-3 by $3 million ($0.04 per diluted share) for the 2009 Second Quarter and $6 million ($0.07 per diluted share) for the 2009 First Half. See Note 3 to our unaudited condensed consolidated financial statements contained in this quarterly report for the standards adopted and their impact to our financial position and results of operations.

Q2 2008 Items. The Q2 2008 Items increased consolidated operating income by $110 million, income before taxes by $117 million, net income by $71 million and diluted earnings per share (EPS) by $0.57. The Q2 2008 Items were:

•	A gain of $133 million ($81 million after income taxes, or $0.65 per diluted share) relating to the reversal of a $126 million liability as a result of a June 27, 2008 decision by the U.S. Court of Appeals vacating an adverse 2006 jury verdict and the reversal of $7 million of accrued interest (the “Litigation Gain”),

•	A gain of $12 million ($7 million after income taxes, or $0.06 per diluted share) relating to the sale of a product line (the “Product Line Divestiture Gain”), and

•	A non-cash impairment charge of $28 million ($17 million after income taxes, or $0.14 per diluted share) relating to a write-down of capitalized software development costs associated with a general aviation product (the “Impairment Charge”).

Business Acquisitions and Business and Product Line Dispositions

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 summarizes the business acquisitions and business and product line dispositions that we completed during the three years ended December 31, 2008. Also, see Note 4 to our unaudited condensed consolidated financial statements contained in this quarterly report for a discussion of the acquisition of Chesapeake Sciences Corporation (CSC) acquired on January 30, 2009. During the 2009 First Half, we used $82 million of cash (net of cash received) primarily to acquire CSC.

All of our business acquisitions are included in our consolidated results of operations from their dates of acquisition. We regularly evaluate potential business acquisitions.

Results of Operations

The following information should be read in conjunction with our unaudited condensed consolidated financial statements contained in this quarterly report. Our results of operations for the periods presented are affected by our business acquisitions. See Note 4 to our audited consolidated financial statements for the year ended December 31, 2008, included in our Annual Report on Form 10-K, for a discussion of our 2008 business acquisitions, and Note 4 to our unaudited condensed consolidated financial statements, included in this report, for a discussion of the CSC acquisition on January 30, 2009.

Consolidated Results of Operations

The table below provides selected financial data for L-3 for the 2009 Second Quarter compared with the 2008 Second Quarter and the 2009 First Half compared with the 2008 First Half.

	Second Quarter Ended				First Half Ended
	June 26,	June 27,	Increase/		June 26,	June 27,	Increase/
(in millions, except per share data)	2009	2008(1)	(decrease)		2009	2008(1)	(decrease)

Net sales	$3,929	$3,722	$207		$7,565	$7,228	$337
Operating income	$417	$501	$(84)		$793	$869	$(76)
Litigation Gain(2)	—	(126)	126		—	(126)	126

Segment operating income	$417	$375	$42		$793	$743	$50

Operating margin	10.6%	13.5%	(290	) bpts	10.5%	12.0%	(150	) bpts
Litigation Gain	—%	(3.4)%	340	bpts	—%	(1.7)%	170	bpts

Segment operating margin	10.6%	10.1%	50	bpts	10.5%	10.3%	20	bpts

Net interest expense and other income	$63	$59	$4		$126	$127	$(1)
Effective income tax rate	35.9%	37.1%	(120	)bpts	35.8%	36.7%	(90	)bpts
Net income attributable to L-3	$225	$275	$(50)		$424	$464	$(40)
Diluted earnings per share	$1.90	$2.21	$(0.31)		$3.56	$3.72	$(0.16)
Diluted weighted average common shares outstanding	117.2	123.5	(6.3)		118.0	123.8	(5.8)

(1)	The 2008 Second Quarter and First Half include: (1) a gain of $12 million ($7 million after income taxes, or $0.06 per share) relating to the sale of a product line and (2) a non-cash impairment charge of $28 million ($17 million after income taxes, or $0.14 per share) related to a write-down of capitalized software development costs associated with a general aviation product.

(2)	The “Litigation Gain” represents a June 27, 2008 decision by the U.S. Court of Appeals vacating an adverse 2006 jury verdict. In the second quarter of 2008, we recorded a gain of $133 million ($81 million after income taxes, or $0.65 per diluted share), comprised of a $126 million reversal of a current liability for pending and threatened litigation and the reversal of $7 million of accrued interest.

Net sales: For the 2009 Second Quarter, consolidated net sales increased 6% compared to the 2008 Second Quarter driven primarily by growth in the C3ISR, AM&M and Specialized Products reportable segments. These increases were partially offset by a decrease in the Government Services reportable segment driven primarily by lower linguist services (discussed below under the Government Services reportable segment). The increase in consolidated net sales from acquired businesses net of divestitures was $41 million, or 1%. Sales from services increased by $88 million to $2,045 million, representing approximately 52% of consolidated net sales for the 2009 Second Quarter, compared to $1,957 million, or 53% of consolidated net sales for the 2008 Second Quarter. The increase in service sales was primarily due to an increase in organic sales growth in ISR systems, system field support services, information technology (IT) support services, and intelligence support and training services. These increases were partially offset by a decrease for linguist services and lower volume for Contract Field Services (CFS). Sales from products increased by $119 million to $1,884 million, representing approximately 48% of consolidated net sales for the 2009 Second Quarter, compared to $1,765 million, or 47% of consolidated net sales for the 2008 Second Quarter. The increase in product sales was primarily due to growth in C3ISR products and several areas in the Specialized Products reportable segment primarily for EO/IR, training & simulation, naval power & control systems, and microwave products. These increases were partially offset by a decrease in commercial aviation products and commercial shipbuilding products. See the reportable segment results below for additional discussions of our sales growth.

For the 2009 First Half, consolidated net sales increased 5% compared to the 2008 First Half driven primarily by growth in the C3ISR, AM&M and Specialized Products reportable segments. These increases were partially offset by a decrease in the Government Services reportable segment driven primarily by lower linguist services (discussed below under the Government Services reportable segment). The increase in net sales from acquired businesses net of divestitures was $117 million, or 2%. Sales from services increased by $59 million to $3,919 million, representing approximately 52% of consolidated net sales for the 2009 First Half, compared to $3,860 million, or 53% of consolidated net sales for the 2008 First Half. The increase in service sales was primarily due to organic sales growth in ISR systems, system field support services, systems and software engineering and sustainment services, and logistics support services. These increases were partially offset by a decrease for linguist services and lower volume for CFS. Sales from products increased by $278 million to $3,646 million, representing approximately 48% of consolidated net sales for the 2009 First Half, compared to $3,368 million, or 47% of consolidated net sales for the 2008 First Half. The increase in product sales was primarily due to growth in C3ISR products and several areas in the Specialized Products reportable segment primarily for EO/IR, training & simulation, microwave products, combat propulsion systems, and naval power & control systems. These increases were partially offset by a decrease in aircraft modernization for international customers, commercial aviation products and commercial shipbuilding products. See the reportable segment results below for additional discussions of our sales growth.

Operating income and operating margin: The 2009 Second Quarter operating income decreased by $84 million, or 17%, to $417 million from $501 million for the 2008 Second Quarter. The 2009 First Half operating income decreased by $76 million, or 9%, to $793 million from $869 million for the 2008 First Half. The Q2 2008 Items increased consolidated operating income in the 2008 Second Quarter and 2008 First Half by an aggregate $110 million. Higher pension expense in the 2009 Second Quarter decreased operating income by $16 million ($10 million after income taxes, or $0.09 per diluted share) and $35 million ($22 million after income taxes, or $0.18 per diluted share) for the 2009 First Half.

Operating margin for the 2009 Second Quarter decreased by 290 basis points to 10.6% compared to 13.5% for the 2008 Second Quarter and decreased by 150 basis points to 10.5% compared to 12.0% for the 2008 First Half. The Q2 2008 Items increased the 2008 Second Quarter operating margin by 300 basis points and the 2008 First Half operating margin by 150 basis points. The increase in pension expense reduced the 2009 Second Quarter operating margin by 40 basis points, and the 2009 First Half by 50 basis points. See segment results below for additional discussion of segment operating income and margin results.

Net interest expense and other income: Net interest expense and other income for the 2009 Second Quarter increased compared to the same period last year primarily because of the reversal of $7 million of accrued interest during the 2008 Second Quarter in connection with the Litigation Gain. This increase was partially offset by lower interest expense on our term loans, which are based on variable interest rates.

Net interest expense and other income for the 2009 First Half decreased compared to the same period last year driven by lower interest expense on our term loans substantially offset by $7 million of accrued interest reversed during the 2008 Second Quarter in connection with the Litigation Gain and lower interest income on cash investments.

Effective income tax rate: The effective tax rate for the 2009 Second Quarter decreased by 120 basis points compared to the 2008 Second Quarter. Excluding the Q2 2008 Items, the effective income tax rate for the 2009 Second Quarter decreased by 40 basis points. The effective tax rate for the 2009 First Half decreased by 90 basis points compared to the same period last year. Excluding the Q2 2008 Items, the effective income tax rate for the 2009 First Half decreased by 40 basis points. The decrease for both 2009 Second Quarter and 2009 First Half is primarily due to the U.S. Federal research and experimentation tax credit that was re-enacted during the quarter ended December 31, 2008, and for the 2009 First Half, is partially offset by higher income taxes on foreign income.

Diluted earnings per share and net income: L-3’s diluted earnings per share (diluted EPS) decreased by $0.31 to $1.90 for the 2009 Second Quarter from $2.21 for the 2008 Second Quarter, and net income attributable to L-3 decreased by $50 million, or 18%, to $225 million from $275 million for the same periods. Excluding the Q2 2008 Items, diluted EPS increased $0.26 to $1.90 compared to $1.64 and net income attributable to L-3 increased $21 million to $225 million compared to $204 million.

In the 2009 First Half as compared to the 2008 First Half, diluted EPS decreased by $0.16 to $3.56 from $3.72, and net income attributable to L-3 decreased by $40 million, or 9%, to $424 million from $464 million. Excluding the Q2 2008 Items, diluted EPS increased $0.41 to $3.56 compared to $3.15 and net income attributable to L-3 increased $31 million to $424 million compared to $393 million.

Diluted weighted average shares outstanding: Diluted weighted average shares outstanding for the 2009 Second Quarter decreased by 6.3 million shares or 5%, compared to the 2008 Second Quarter and for the 2009 First Half decreased by 5.8 million shares or 5%, compared to the 2008 First Half. The decrease in both periods was primarily due to repurchases of our common stock in connection with our share repurchase program authorized by our Board of Directors, partially offset by additional shares issued in connection with various employee stock-based compensation programs and contributions to employee savings plans made in common stock.

Reportable Segment Results of Operations

The table below presents selected data by reportable segment reconciled to consolidated totals. See Note 20 to our unaudited condensed consolidated financial statements contained in this quarterly report for our reportable segment data.

	Second Quarter Ended			First Half Ended
	June 26,	June 27,		June 26,	June 27,
(dollars in millions)	2009	2008(1)		2009	2008(1)

Net Sales:(2)
C3ISR	$761.4	$616.2		$1,471.5	$1,169.0
Government Services	1,069.0	1,098.7		2,073.9	2,207.0
AM&M	695.3	653.8		1,358.8	1,319.3
Specialized Products	1,403.7	1,353.2		2,660.9	2,532.8

Total	$3,929.4	$3,721.9		$7,565.1	$7,228.1

Operating income:
C3ISR	$95.1	$66.9		$173.3	$128.9
Government Services	101.2	122.6		191.8	222.1
AM&M	51.0	42.2		116.8	108.2
Specialized Products	169.6	143.3	(3)	310.9	283.8	(3)

Total segment operating income	416.9	375.0	(3)	792.8	743.0	(3)
Litigation gain	—	126.0		—	126.0

Consolidated operating income	$416.9	$501.0		$792.8	$869.0

Operating margin:
C3ISR	12.5%	10.9%		11.8%	11.0%
Government Services	9.5%	11.2%		9.2%	10.1%
AM&M	7.3%	6.5%		8.6%	8.2%
Specialized Products	12.1%	10.6	%(3)	11.7%	11.2	%(3)
Total segment operating income	10.6%	10.1	%(3)	10.5%	10.3	%(3)
Litigation gain	—	3.4%		—	1.7%

Consolidated operating margin	10.6%	13.5%		10.5%	12.0%

(1)	As a result of certain re-alignments in our management and organization structure as discussed in Note 2 to our unaudited condensed consolidated financial statements contained in this quarterly report, sales of $3.4 million and $6.6 million and operating income of $0.8 million and $1.1 million were reclassified from the C3ISR reportable segment to the Government Services reportable segment for the quarter and first half ended June 27, 2008, and sales of $1.5 million and $11.7 million and operating income of less than $1 million and $1.5 million and were reclassified from the C3ISR reportable segment to the AM&M reportable segment for the quarter and first half ended June 27, 2008.

(2)	Net sales are after intercompany eliminations.

(3)	Total segment operating income includes the $12 million Product Line Divestiture gain and the $28 million Impairment Charge, which were recorded in the Specialized Products reportable segment. The Product Line Divestiture gain and Impairment Charge, in the aggregate, reduced total segment operating margin by 40 basis points and operating margin for the Specialized Products reportable segment by 110 basis points for the 2008 Second Quarter. For the 2008 First Half, these items reduced total segment operating margin by 20 basis points and operating margin for the Specialized Products reportable segment by 60 basis points.

C3ISR

	Second Quarter Ended				First Half Ended
	June 26,	June 27,			June 26,	June 27,
($ in millions)	2009	2008	Increase		2009	2008	Increase

Net sales	$761.4	$616.2	$145.2		$1,471.5	$1,169.0	$302.5
Operating income	95.1	66.9	28.2		173.3	128.9	44.4
Operating margin	12.5%	10.9%	160	bpts	11.8%	11.0%	80	bpts

C3ISR net sales for the 2009 Second Quarter increased by 24% compared to the 2008 Second Quarter primarily due to increased demand and new business from the U.S. Department of Defense (DoD) for airborne ISR and networked communication systems for manned and unmanned platforms.

C3ISR operating income for the 2009 Second Quarter increased by 42% compared to the 2008 Second Quarter. Operating margin increased by 160 basis points. Higher sales volume, improved contract performance and a more favorable sales mix for airborne ISR and networked communication systems increased operating margin by 250 basis points. These increases were partially offset by higher pension expense of $7 million, which reduced operating margin by 90 basis points.

C3ISR net sales for the 2009 First Half increased by 26% compared to the 2008 First Half primarily due to increased demand and new business from the DoD for airborne ISR and networked communication systems for manned and unmanned platforms.

C3ISR operating income for the 2009 First Half increased 34% compared to the 2008 First Half. Operating margin increased by 80 basis points. Higher sales volume, improved contract performance and a more favorable sales mix for airborne ISR and networked communication systems increased operating margin by 160 basis points. Cost improvements on an international airborne ISR system contract due to a restructuring of contract deliverables with a customer increased operating margin by 20 basis points. These increases were partially offset by higher pension expense of $15 million, which reduced operating margin by 100 basis points.

Government Services

	Second Quarter Ended				First Half Ended
	June 26,	June 27,			June 26,	June 27,
($ in millions)	2009	2008	Decrease		2009	2008	Decrease

Net sales	$1,069.0	$1,098.7	$(29.7)		$2,073.9	$2,207.0	$(133.1)
Operating income	101.2	122.6	(21.4)		191.8	222.1	(30.3)
Operating margin	9.5%	11.2%	(170	) bpts	9.2%	10.1%	(90	)bpts

Government Services net sales for the 2009 Second Quarter decreased by 3% compared to the 2008 Second Quarter. Sales declines in linguist services of $72 million were partially offset by $10 million of sales increases primarily for information technology (IT) support services for the U.S. Special Operations Command (USSOCOM) and intelligence support and training services for the U.S. Army and U.S. Government agencies. Linguist services declined due to L-3’s transition from a prime contractor to a subcontractor on the current U.S. Army linguist contract on June 9, 2008. The increase in net sales from acquired businesses was $32 million, or 3%.

Government Services operating income for the 2009 Second Quarter decreased by 17% compared to the 2008 Second Quarter. Operating margin for the 2008 Second Quarter decreased by 170 basis points. Lower margins on select contract renewals and higher profit margins on certain fixed-price contracts in the 2008 Second Quarter reduced operating margin by 160 basis points. Acquired businesses also reduced operating margin by 10 basis points.

Government Services net sales for the 2009 First Half decreased by 6% compared to the 2008 First Half. Sales declines in linguist services of $203 million were partially offset by $21 million of sales increases for IT support services for USSOCOM, systems and software engineering and sustainment services to the U.S. Army and logistics support services to the U.S. Marine Corps driven by new and existing contracts. The increase in net sales from acquired businesses was $49 million, or 2%.

Government Services operating income for the 2009 First Half decreased by 14% compared to the 2008 First Half. Operating margin for the 2009 First Half decreased by 90 basis points compared to the 2008 First Half. Lower margins on select contract renewals and higher profit margins on certain fixed price contracts in the 2008 First Half reduced operating margin by 80 basis points. Acquired businesses also reduced operating margin by 10 basis points.

Aircraft Modernization and Maintenance (AM&M)

	Second Quarter Ended				First Half Ended
	June 26,	June 27,			June 26,	June 27,
($ in millions)	2009	2008	Increase		2009	2008	Increase

Net sales	$695.3	$653.8	$41.5		$1,358.8	$1,319.3	$39.5
Operating income	51.0	42.2	8.8		116.8	108.2	8.6
Operating margin	7.3%	6.5%	80	bpts	8.6%	8.2%	40	bpts

AM&M net sales for the 2009 Second Quarter increased by 6% compared to the 2008 Second Quarter. Sales increased by $72 million primarily for systems field support services for U.S. Army and U.S. Navy fixed and rotary wing training aircraft and U.S. Special Operations Forces logistics support due to new contracts and higher demand from existing contracts. These increases were partially offset by $30 million of sales volume declines for CFS as fewer task orders were received because of more competitors on the current indefinite delivery/indefinite quantity contract that began on October 1, 2008.

AM&M operating income for the 2009 Second Quarter increased by 21% compared to the 2008 Second Quarter. Operating margin increased by 80 basis points. The 2008 Second Quarter included $13 million of litigation charges for estimated costs to settle certain claims, which increased operating margin for the 2009 Second Quarter as compared to the 2008 Second Quarter by 180 basis points. This increase was partially offset by 50 basis points due to lower CFS volume and 50 basis points primarily for cost increases on an international aircraft modernization contract.

AM&M net sales for the 2009 First Half increased by 3% compared to the 2008 First Half. Sales increased by $98 million primarily for systems field support services for U.S. Army and U.S. Navy training aircraft and U.S. Special Forces logistics support. These increases were partially offset by $58 million of sales declines for CFS and lower international aircraft modernization sales due to contracts nearing completion.

AM&M operating income for the 2009 First Half increased 8% compared to the 2008 First Half. Operating margin increased by 40 basis points. The 2008 First Half included $13 million of litigation charges, which increased operating margin for the 2009 First Half as compared to the 2008 First Half by 100 basis points. This increase was partially offset by 40 basis points for lower CFS volume and 20 basis points primarily for cost increases on international aircraft modernization sales.

Specialized Products

	Second Quarter Ended				First Half Ended
	June 26,	June 27,			June 26,	June 27,
($ in millions)	2009	2008	Increase		2009	2008	Increase

Net sales	$1,403.7	$1,353.2	$50.5		$2,660.9	$2,532.8	$128.1
Operating income	169.6	143.3	26.3		310.9	283.8	27.1
Operating margin	12.1%	10.6%	150	bpts	11.7%	11.2%	50	bpts

Specialized Products net sales for the 2009 Second Quarter increased by 4% compared to the 2008 Second Quarter reflecting higher sales volume primarily: (1) $34 million for EO/IR products primarily due to demand and deliveries on new and existing contracts, (2) $27 million for training & simulation primarily related to new and existing contracts, (3) $12 million for combat propulsion systems mostly from continued performance on existing contracts, (4) $11 million for naval power & control systems due to follow-on contracts for tactical quiet generators for mobile electric power for the U.S. Armed Services, and (5) $11 million for microwave products primarily due to deliveries of mobile and ground based satellite communications systems, tactical signal intelligence systems, and spare parts for the U.S. military. These increases were partially offset by a decrease primarily for commercial aviation products and commercial shipbuilding products as a result of reduced demand caused by the global economic recession, and security and detection systems primarily due to the timing of certain deliveries. The increase in net sales from acquired businesses, net of divestitures, was $9 million, or 1%, and pertains mostly to the Electro-Optical Systems (EOS) business acquired on April 21, 2008 and Chesapeake Sciences Corporation acquired on January 30, 2009.

Specialized Products operating income for the 2009 Second Quarter as compared to the 2008 Second Quarter increased by 18% to $170 million from $143 million and operating margin of 12.1% for the 2009 Second Quarter increased by 150 basis points. The 2008 Second Quarter included a gain of $12 million for the Product Line Divestiture Gain and a $28 million non-cash Impairment Charge, and excluding these two items, operating margin for the 2009 Second Quarter of 12.1% increased by 40 basis points compared to the 2008 Second Quarter. Higher sales volume and favorable sales mix primarily for naval power & control systems, EO/IR products and training & simulation increased operating margin by 120 basis points. Acquired businesses increased operating margin by 20 basis points. These margin increases were partially offset by higher pension expense of $9 million, which reduced operating margin by 70 basis points and lower sales volume for commercial aviation and commercial ship building products, which reduced operating margin by 30 basis points.

Specialized Products net sales for the 2009 First Half increased by 5% compared to the 2008 First Half reflecting higher sales volume primarily: (1) $48 million for EO/IR products primarily due to demand and deliveries on new and existing contracts, (2) $31 million for training & simulation primarily related to new and existing contracts, (3) $29 million for microwave products primarily due to deliveries of mobile and ground based satellite communications systems, tactical signal intelligence systems, communication services and spare parts for the U.S. military, (4) $24 million for combat propulsion systems mostly from continued performance on existing contracts, and (5) $13 million for naval power & control systems due to new and follow-on contracts for shipboard electronics and power distribution, conditioning and conversion products primarily to the U.S. Navy and tactical remote sensor systems for the U.S. Marines. These increases were partially offset by a decrease primarily for commercial aviation products and commercial shipbuilding products as a result of reduced demand caused by the global economic recession. The increase in net sales from acquired businesses, net of divestitures, was $68 million, or 3%, and pertains mostly to the EOS business and to Chesapeake Sciences Corporation.

Specialized Products operating income for the 2009 First Half as compared to the 2008 First Half increased by 10% to $311 million from $284 million and operating margin of 11.7% for the 2009 First Half increased by 50 basis points. Excluding the Product Line Divestiture Gain and non-cash Impairment Charge, operating margin for the 2009 First Half of 11.7% decreased 10 basis points compared to the 2008 First Half. Higher pension expense of $20 million reduced operating margin by 70 basis points and lower sales volume for commercial aviation products and commercial shipbuilding products reduced operating margin by 30 basis points. These operating margin decreases were partially offset by 70 basis points primarily for higher sales volume and favorable sales mix for naval power & control systems, EO/IR products and microwave products. Acquired businesses increased operating margin by 20 basis points.

Liquidity and Capital Resources

Anticipated Sources of Cash Flow

Our primary source of liquidity is cash flow generated from operations. As of June 26, 2009, we also had $964 million of borrowings available under our revolving credit facility, after reductions of $36 million for outstanding letters of credit, subject to certain conditions. Our revolving credit facility, under which there are no borrowings outstanding, and our $650 million term loan mature on March 9, 2010. The term loan is classified as a current liability at June 26, 2009. We intend to enter into a new revolving credit facility on or before March 9, 2010. We currently believe that our cash from operating activities together with our cash on hand will be adequate for the foreseeable future to meet our anticipated requirements for working capital, capital expenditures, defined benefit plan contributions, commitments, contingencies, research and development expenditures, business acquisitions (depending on the size), contingent purchase price payments on previous business acquisitions, program and other discretionary investments, interest payments, income tax payments, L-3 Holdings’ dividends and share repurchases and to repay the term loan when it matures. However, we may decide to refinance all or a portion of the term loan on or prior to its maturity if we have the ability to do so on terms and conditions that are acceptable to us.

Our business may not continue to generate cash flow at current levels, and it is possible that currently anticipated improvements may not be achieved. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to reduce costs and expenses, sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing and we may not be able to do so on a timely basis, on satisfactory terms, or at all. Our ability to make scheduled principal payments or to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

Balance Sheet

Billed receivables increased by $106 million to $1,332 million at June 26, 2009 from $1,226 million at December 31, 2008 primarily due to: (1) higher sales primarily for networked communications and IT support services, (2) the timing of billings and collections primarily for ISR systems and aircraft modernization and maintenance, and (3) $18 million of acquired billed receivables. These increases were partially offset by collections for propulsion systems and linguist services.

Contracts in process increased $135 million to $2,402 million at June 26, 2009, from $2,267 million at December 31, 2008. The increase included $19 million primarily for acquired contracts-in-process and $116 million from:

•	Increases of $65 million in unbilled contract receivables primarily due to sales exceeding billings for aircraft modernization and maintenance, and networked communications, partially offset by a decrease for billings for ISR systems; and

•	Increases of $51 million in inventoried contract costs across several business areas, primarily aircraft modernization and maintenance, networked communications and propulsion systems to support customer demand.

L-3’s receivables days sales outstanding (DSO) was 72 at June 26, 2009, compared with 69 at December 31, 2008 and 71 at June 27, 2008. We calculate our DSO by dividing (1) our aggregate end of period billed receivables and net unbilled contract receivables, by (2) our trailing 12 month sales adjusted, on a pro forma basis, to include sales from business acquisitions and exclude sales from business divestitures that we completed as of the end of the period, multiplied by the number of calendar days in the trailing 12 month period (364 days at June 26, 2009, 366 days at December 31, 2008 and 364 days at June 27, 2008). Our trailing 12 month pro forma sales were $15,284 million at June 26, 2009, $14,976 million at December 31, 2008 and $14,678 million at June 27, 2008.

The increase in inventories was primarily for security & detection systems and microwave products due to timing of deliveries.

Goodwill increased by $98 million to $8,127 million at June 26, 2009 from $8,029 million at December 31, 2008. The table below presents the changes in goodwill allocated to our reportable segments.

		Government		Specialized	Consolidated
	C3ISR	Services	AM&M	Products	Total
	(in millions)

Balance at December 31, 2008(1)	$862	$2,313	$1,121	$3,733	$8,029
Business acquisitions	—	1	—	58	59
Foreign currency translation adjustments(2)	9	2	13	15	39

Balance at June 26, 2009	$871	$2,316	$1,134	$3,806	$8,127

(1)	As a result of certain re-alignments in our management and organization structure as discussed in Note 2 to our unaudited condensed consolidated financial statements contained in this quarterly report, $17 million of goodwill was reclassified from the C3ISR reportable segment to the Government Services reportable segment, and $17 million of goodwill was reclassified from the C3ISR reportable segment to the AM&M reportable segment.

(2)	The increase in goodwill from foreign currency translation adjustments is due to the weakening of the U.S. dollar during the 2009 First Half against the functional currencies of L-3’s foreign subsidiaries, primarily in Canada, Germany and the United Kingdom.

The increases in accounts payable and accrued expenses were primarily due to the timing of payments and invoices received for purchases from third-party vendors and subcontractors. The decrease in accrued employment costs was due to the timing of payroll dates and payments for salaries and wages. The decrease in advance payments and billings in excess of costs incurred was primarily due to the liquidation of balances on contracts for ISR systems, security & detection systems and government services.

The increase in pension and postretirement benefit plan liabilities was primarily due to pension plan expenses exceeding cash contributions to pension plans during the 2009 First Half. We expect to contribute cash of approximately $65 million to our pension plans for all of 2009, of which $25 million was contributed during the 2009 First Half.

Statement of Cash Flows

First Half Ended June 26, 2009 Compared with First Half Ended June 27, 2008

The table below provides a summary of our cash flows from operating, investing, and financing activities for the periods indicated.

	First Half Ended
	June 26,	June 27,
	2009	2008
	(in millions)

Net cash from operating activities	$528	$628
Net cash used in investing activities	(162)	(275)
Net cash used in financing activities	(346)	(516)

Operating Activities

We generated $528 million of cash from operating activities during the 2009 First Half, a decrease of $100 million compared with $628 million generated during the 2008 First Half. The decrease was due to: (1) a decrease in net income of $42 million, (2) lower non-cash expenses of $57 million, primarily due to lower deferred income taxes, and (3) $1 million of more cash used for changes in operating assets and liabilities primarily for billed receivables, contracts in process and advance payments and billings in excess of costs incurred, substantially offset by less cash used for changes in other current liabilities (mainly the Litigation Gain). The net cash used for changes in operating assets and liabilities is further discussed above under “Liquidity and Capital Resources — Balance Sheet” beginning on page 46.

Investing Activities

During the 2009 First Half, we used $162 million of cash in the aggregate primarily to: (1) acquire CSC, and (2) pay $86 million for capital expenditures.

Financing Activities

Debt

See Note 9 to our unaudited condensed consolidated financial statements contained in this quarterly report for the components of our long-term debt. Our senior credit agreement provides for a term loan and a $1 billion revolving credit facility. The senior credit agreement expires on March 9, 2010. Our remaining outstanding debt matures between June 15, 2012 and August 1, 2035. At June 26, 2009, borrowings under the term loan were $650 million (classified as a current liability), and available borrowings under our revolving credit facility were $964 million, after reduction for outstanding letters of credit of $36 million. There were no outstanding revolving credit borrowings under our senior credit facility at June 26, 2009. Total debt outstanding was $4,504 million at June 26, 2009, compared to $4,493 million at December 31, 2008.

Credit Ratings. Our credit ratings as of July 2009 are as follows:

Rating Agency	Senior Debt	Subordinated Debt

Standard & Poor’s	BBB-	BB+
Fitch Ratings	BBB-	BB+
Moody’s Investors Service	Ba2	Ba3

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

Debt Covenants and Other Provisions. The senior credit facility and senior subordinated notes agreements contain financial covenants and other restrictive covenants. See Note 10 to our audited consolidated financial statements for the year ended December 31, 2008, included in our Annual Report on Form 10-K, for a description of our debt and related financial covenants, including dividend payment and share repurchase restrictions and cross default provisions, under our senior credit facility. As of June 26, 2009, we were in compliance with our financial and other restrictive covenants.

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

Effective July 29, 2009, under select conditions, including if L-3 Holdings common stock price is more than 120% (currently $120.17) of the then current conversion price (currently $100.14) for a specified period, the conversion feature of the CODES will require L-3 Holdings, upon conversion, to pay the $700 million principal amount in cash, and if the settlement amount exceeds the principal amount, the excess will be settled in cash or stock or a combination thereof, at our option. See Note 10 to our audited consolidated financial statements for the year ended December 31, 2008, included in our Annual Report on Form 10-K, for additional information regarding the CODES, including conditions for conversion. L-3 Holdings common stock price on July 31, 2009 was $75.50 per share.

Equity

Repurchases of L-3 Holdings common stock under the $1 billion share repurchase program, approved by the Board of Directors in November 2008, are made from time to time at management’s discretion in accordance with applicable federal securities laws. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares.

The table below presents our repurchases of L-3 Holdings common stock during the 2009 First Half.

	Total Number of	Average Price Paid
	Shares Purchased	Per Share	Treasury Stock
			(at cost in millions)

January 1 – March 27, 2009	3,385,982	$68.39	$232
March 28 – June 26, 2009	971,231	$71.84	$69

Total	4,357,213	$69.16	$301

At June 26, 2009, the remaining dollar value of the authorized share repurchase program was $630 million.

From June 27, 2009 through August 4, 2009, L-3 repurchased 246,755 shares of L-3 Holdings’ common stock at an average price of $70.84 per share for an aggregate amount of $17 million.

During the 2009 First Half, L-3 Holdings’ Board of Directors authorized the following quarterly cash dividends:

		Cash Dividends		Total Dividend
Date Declared	Record Date	Per Share	Date Paid	Paid
				(In millions)

February 5, 2009	February 19, 2009	$0.35	March 16, 2009	$42
April 28, 2009	May 18, 2009	$0.35	June 15, 2009	$42

On July 14, 2009, L-3 Holdings’ Board of Directors declared a quarterly cash dividend of $0.35 per share, payable on September 15, 2009 to shareholders of record at the close of business on August 17, 2009.

Legal Proceedings and Contingencies

For a discussion of legal proceedings and contingencies that could impact our results of operations, financial condition or cash flows, see Note 16 to our unaudited condensed consolidated financial statements contained in this quarterly report.

Accounting Standards Issued and Not Yet Implemented

For a discussion of accounting standards issued and not yet implemented, see Note 21 to our unaudited condensed consolidated financial statements contained in this quarterly report.

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

Statements that are predictive in nature, that depend upon or refer to events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, including projections of total sales growth, sales growth from business acquisitions, organic sales growth, consolidated operating margins, total segment operating margins, interest expense earnings, cash flow, research and development costs, working capital, capital expenditures and other projections, they are subject to several risks and uncertainties, and therefore, it is possible that these statements may not be achieved. Such statements will also be influenced by factors which include, among other things:

•	our dependence on the defense industry and the business risks peculiar to that industry, including changing priorities or reductions in the U.S. Government defense budget;

•	our reliance on contracts with a limited number of agencies of, or contractors to, the U.S. Government and the possibility of termination of government contracts by unilateral government action or for failure to perform;

•	the extensive legal and regulatory requirements surrounding our contracts with the U.S. or foreign governments and the results of any investigation of our contracts undertaken by the U.S. or foreign governments;

•	our ability to retain our existing business and related contracts (revenue arrangements);

•	our ability to successfully compete for and win new business and related contracts (revenue arrangements) and to win re-competitions of our existing contracts;

•	our ability to identify and acquire additional businesses in the future with terms, including the purchase price, that are attractive to L-3 and to integrate acquired business operations;

•	our ability to maintain and improve our consolidated operating margin and total segment operating margin in future periods;

•	our ability to obtain future government contracts (revenue arrangements) on a timely basis;

•	the availability of government funding or cost-cutting initiatives and changes in customer requirements for our products and services;

•	our significant amount of debt and the restrictions contained in our debt agreements;

•	our ability to continue to retain and train our existing employees and to recruit and hire new qualified and skilled employees, as well as our ability to retain and hire employees with U.S. Government security clearances that are a prerequisite to compete for and to perform work on classified contracts for the U.S. Government;

•	actual future interest rates, volatility and other assumptions used in the determination of pension, benefits and equity-based compensation, as well as the market performance of benefit plan assets;

•	our collective bargaining agreements, our ability to successfully negotiate contracts with labor unions and our ability to favorably resolve labor disputes should they arise;

•	the business, economic and political conditions in the markets in which we operate, including those for the commercial aviation, shipbuilding and communications markets;

•	global economic uncertainty;

•	events beyond our control such as acts of terrorism;

•	our ability to perform contracts (revenue arrangements) on schedule;

•	our international operations, including sales to foreign customers;

•	our extensive use of fixed-price type contracts as compared to cost-reimbursable type and time-and-material type contracts;

•	the rapid change of technology and high level of competition in the defense industry and the commercial industries in which our businesses participate;

•	our introduction of new products into commercial markets or our investments in civil and commercial products or companies;

•	the outcome of current or future litigation matters;

•	results of audits by U.S. Government agencies, including the Defense Contract Audit Agency, of our sell prices, costs and performance on contracts (revenue arrangements), and our accounting and general business practices;

•	anticipated cost savings from business acquisitions not fully realized or realized within the expected time frame;

•	Titan’s compliance with its plea agreement and consent to entry of judgment with the U.S. Government relating to the Foreign Corrupt Practices Act (FCPA), including Titan’s ability to maintain its export licenses as well as the outcome of other FCPA matters;

•	ultimate resolution of contingent matters, claims and investigations relating to acquired businesses, and the impact on the final purchase price allocations;

•	significant increase in competitive pressure among companies in our industry; and

•	the fair values of our assets, including identifiable intangible assets and the estimated fair value of the goodwill balances for our reporting units, which can be impaired or reduced by other factors, some of which are discussed above.

In addition, for a discussion of other risks and uncertainties that could impair our results of operations or financial condition, see “Part I — Item 1A — Risk Factors” and Note 18 to our audited consolidated financial statements, in each case included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Derivative Financial Instruments,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for a discussion of our exposure to market risks. There were no material changes in those risks during the 2009 First Half. See Notes 14 and 15 to our unaudited condensed consolidated financial statements contained in this quarterly report for the aggregate fair values and notional amounts of our foreign currency forward contracts at June 26, 2009.

ITEM 4.

CONTROLS AND PROCEDURES

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 related to L-3 Holdings and L-3 Communications is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer, and our Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chairman, President and Chief Executive Officer, and our Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 26, 2009. Based upon that evaluation and subject to the foregoing, our Chairman, President and Chief Executive Officer, and our Vice President and Chief Financial Officer concluded that, as of June 26, 2009, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 26, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 16 to our unaudited condensed consolidated financial statements and is incorporated by reference herein.

ITEM 1A.

RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about share repurchases made by L-3 Holdings of its common stock that is registered pursuant to Section 12 of the Exchange Act during the 2009 Second Quarter. Repurchases are made from time to time at management’s discretion in accordance with applicable federal securities law. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares.

				Maximum number
			Total number	(or approximate
			of shares	dollar value)
			purchased	of shares that
	Total number	Average	as part of	may yet be
	of shares	price paid	publicly announced	purchased under
	purchased	per share	plans or programs	the plans or programs(1)
				(in millions)

March 28 – April 30, 2009	27,700	$72.07	27,700	$698
May 1 – May 31, 2009	157,973	$72.80	157,973	$686
June 1 – June 26, 2009	785,558	$71.64	785,558	$630

Total	971,231	$71.84	971,231

(1)	On November 24, 2008, L-3 Holdings’ Board of Directors approved a new share repurchase program that authorizes L-3 Holdings to repurchase up to an additional $1 billion of its outstanding shares of common stock through December 31, 2010. All purchases of shares described in the table above were made pursuant to the new share repurchase program.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 28, 2009, at the Company’s Annual Meeting of Stockholders, the following proposals were acted upon:

(1)	Two nominees for the Board of Directors were elected to three-year terms expiring in 2012. The votes were as follows:

			Year Term
	For	Withheld	Expires

Robert B. Millard	94,547,568	3,170,785	2012
Arthur L. Simon	94,971,368	2,746,985	2012

Directors whose term of office continued after the Company’s 2009 Annual Meeting of Shareholders and who were not subject to election at the 2009 Annual Meeting of Shareholders are Claude R. Canizares, Thomas A. Corcoran and Alan H. Washkowitz, whose terms expire in 2010; and John M. Shalikashvili, Michael T. Strianese, and John P. White, whose terms expire in 2011. Lewis Kramer was elected to the Board of Directors on July 14, 2009 as a Class III director. Mr. Kramer is expected to stand for re-election at the Annual Meeting of Stockholders in April 2010.

(2)	The approval of the L-3 Communications Corporation 2009 Employee Stock Purchase Plan. The votes were as follows:

For	73,869,610
Against	11,913,752
Abstain	106,921
Broker non-votes	11,828,070

(3)	The selection of PricewaterhouseCoopers LLP to serve as the independent registered public accounting firm for 2009 was ratified. The votes were as follows:

For	95,350,126
Against	2,130,503
Abstain	237,724

ITEM 5.

OTHER INFORMATION

Not applicable

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
(Principal Financial Officer)

Date: August 4, 2009

EXHIBIT INDEX

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference to such previous filings.

Exhibit
No.	Description of Exhibits

3.1	Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended June 30, 2002).
3.2	Amended and Restated By-Laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3(ii) to the Registrants’ Current Report on Form 8-K filed on April 29, 2009).
3.3	Certificate of Incorporation of L-3 Communications Corporation (incorporated by reference to Exhibit 3.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-31649)).
3.4	Amended and Restated Bylaws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to the Registrants’ Current Report on Form 8-K filed on December 17, 2007).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to L-3 Communications Holdings’ Registration Statement on Form S-1 (File No. 333-46975)).
4.2	Amended and Restated Credit Agreement, dated as of July 29, 2005, among L-3 Communications Corporation, L-3 Communications Holdings, Inc. and certain subsidiaries of the Registrants from time to time party thereto as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.40 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
4.3	Form of L-3 Communications Corporation First Amendment to Amended and Restated Credit Agreement, dated as of October 25, 2006, among L-3 Communications Corporation, L-3 Communications Holdings, Inc. and certain subsidiaries of the Registrants from time to time party thereto as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.41 to the Registrants’ Current Report on Form 8-K dated October 25, 2006).
4.4	Indenture dated as of June 28, 2002, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 of L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-99757)).
4.5	Supplemental Indenture dated as of February 20, 2009 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of June 28, 2002 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.5 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008).
4.6	Indenture dated as of May 21, 2003 among L-3 Communications Corporation, the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-106106)).
4.7	Supplemental Indenture dated as of February 20, 2009 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of May 21, 2003 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.7 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008).
4.8	Indenture dated as of December 22, 2003 among L-3 Communications Corporation, the Guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.33 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2003).
4.9	Supplemental Indenture dated as of February 20, 2009 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of December 22, 2003 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.9 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008).
4.10	Indenture dated as of November 12, 2004 among L-3 Communications Corporation, the Guarantors and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-122499)).

Exhibit
No.		Description of Exhibits

4.11		Supplemental Indenture dated as of February 20, 2009 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Indenture dated as of November 12, 2004 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.11 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008).
4.12		Indenture dated as of July 29, 2005 (Notes Indenture) among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.69 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
4.13		Supplemental Indenture dated as of February 20, 2009 among L-3 Communications Corporation, The Bank of New York, as trustee, and the guarantors named therein to the Notes Indenture dated as of July 29, 2005 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.13 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008).
4.14		Indenture dated as of July 29, 2005 (CODES Indenture) among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.70 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
4.15		Supplemental Indenture dated as of February 20, 2009 among L-3 Communications Holdings, Inc., The Bank of New York, as trustee, and the guarantors named therein to the CODES Indenture dated as of July 29, 2005 among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.15 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008).
†*10	.1	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2009 Version).
†*10	.2	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Award Notice (2009 Version).
**11		L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Common Share.
*12		Ratio of Earnings to Fixed Charges.
*31	.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
*31	.2	Certification of Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act, as amended.
*32		Section 1350 Certification.
***101	.INS	XBRL Instance Document
***101	.SCH	XBRL Taxonomy Extension Schema Document
***101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
***101	.LAB	XBRL Taxonomy Extension Label Linkbase Document
***101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	The information required in this exhibit is presented in Note 12 to the unaudited condensed consolidated financial statements as of June 26, 2009 in accordance with the provisions of SFAS No. 128, Earnings Per Share.

***	Furnished electronically with this report. Users of this data are advised that pursuant to Rule 406T of Regulation S-T these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

†	Represents management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.