Form 10-Q
period 2013-06-28
L 3 COMMUNICATIONS HOLDINGS INC; L 3 COMMUNICATIONS CORP
filed 2013-08-01
CIK 1056239, 1039101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(212) 697-1111

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    ☑  Yes        ☐  No

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).    ☑  Yes        ☐  No

Indicate by check mark whether the registrant, L-3 Communications Holdings, Inc., is a large accelerated filer, accelerated filer, non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant, L-3 Communications Corporation, Inc., is a large accelerated filer, accelerated filer, non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).    ☐  Yes        ☑  No

There were 89,585,122 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on July 26, 2013.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended June 28, 2013

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	(Unaudited) June 28, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$328	$349
Billed receivables, net of allowances of $28 in 2013 and $33 in 2012	1,038	968
Contracts in process	2,664	2,652
Inventories	378	363
Deferred income taxes	86	95
Other current assets	135	144

Total current assets	4,629	4,571

Property, plant and equipment, net	1,029	1,017
Goodwill	7,702	7,744
Identifiable intangible assets	294	314
Deferred debt issue costs	26	29
Other assets	182	151

Total assets	$13,862	$13,826

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$542	$494
Accrued employment costs	565	551
Accrued expenses	387	462
Advance payments and billings in excess of costs incurred	571	671
Income taxes	7	21
Other current liabilities	395	398

Total current liabilities	2,467	2,597

Pension and postretirement benefits	1,366	1,360
Deferred income taxes	365	328
Other liabilities	360	373
Long-term debt	3,630	3,629

Total liabilities	8,188	8,287

Commitments and contingencies (see Note 17)
Equity:
L-3 shareholders’ equity:
L-3 Communications Holdings, Inc.’s common stock: $.01 par value; 300,000,000 shares authorized, 89,363,347 shares outstanding at June 28, 2013 and 90,433,743 shares outstanding at December 31, 2012 (L-3 Communications Corporation’s common stock: $.01 par value, 100 shares authorized, issued and outstanding)	5,451	5,314
L-3 Communications Holdings, Inc.’s treasury stock (at cost), 60,502,518 shares at June 28, 2013 and 57,418,645 shares at December 31, 2012	(4,736)	(4,488)
Retained earnings	5,468	5,191
Accumulated other comprehensive loss	(583)	(554)

Total L-3 shareholders’ equity	5,600	5,463
Noncontrolling interests	74	76

Total equity	5,674	5,539

Total liabilities and equity	$13,862	$13,826

See notes to unaudited condensed consolidated financial statements

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Second Quarter Ended
	June 28, 2013	June 29, 2012
Net sales:
Products	$1,810	$1,791
Services	1,382	1,352

Total net sales	3,192	3,143

Cost of sales:
Products	1,623	1,574
Services	1,262	1,238

Total cost of sales	2,885	2,812

Operating income	307	331
Interest expense	(44)	(45)
Interest and other income, net	5	3

Income from continuing operations before income taxes	268	289
Provision for income taxes	82	98

Income from continuing operations	186	191
Income from discontinued operations, net of income taxes	—	17

Net income	$186	$208
Less: Net income attributable to noncontrolling interests	1	3

Net income attributable to L-3	$185	$205

Basic earnings per share attributable to L-3 Holdings’ common shareholders:
Continuing operations	$2.06	$1.97
Discontinued operations	—	0.14

Basic earnings per share	$2.06	$2.11

Diluted earnings per share attributable to L-3 Holdings’ common shareholders:
Continuing operations	$2.03	$1.94
Discontinued operations	—	0.14

Diluted earnings per share	$2.03	$2.08

Cash dividends paid per common share	$0.55	$0.50

L-3 Holdings’ weighted average common shares outstanding:
Basic	89.9	97.2

Diluted	91.1	98.5

See notes to unaudited condensed consolidated financial statements

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	First Half Ended
	June 28, 2013	June 29, 2012
Net sales:
Products	$3,623	$3,537
Services	2,754	2,766

Total net sales	6,377	6,303

Cost of sales:
Products	3,243	3,120
Services	2,514	2,527

Total cost of sales	5,757	5,647

Operating income	620	656
Interest expense	(87)	(90)
Interest and other income, net	8	6

Income from continuing operations before income taxes	541	572
Provision for income taxes	161	194

Income from continuing operations	380	378
Income from discontinued operations, net of income taxes	—	33

Net income	$380	$411
Less: Net income attributable to noncontrolling interests	2	5

Net income attributable to L-3	$378	$406

Basic earnings per share attributable to L-3 Holdings’ common shareholders:
Continuing operations	$4.20	$3.84
Discontinued operations	—	0.30

Basic earnings per share	$4.20	$4.14

Diluted earnings per share attributable to L-3 Holdings’ common shareholders:
Continuing operations	$4.14	$3.79
Discontinued operations	—	0.29

Diluted earnings per share	$4.14	$4.08

Cash dividends paid per common share	$1.10	$1.00

L-3 Holdings’ weighted average common shares outstanding:
Basic	90.1	98.1

Diluted	91.3	99.4

See notes to unaudited condensed consolidated financial statements

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Second Quarter Ended		First Half Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net income	$186	$208	$380	$411
Other comprehensive (loss) income:
Foreign currency translation adjustments	(18)	(47)	(52)	(18)
Unrealized (losses) gains on hedging instruments(1)	(1)	(1)	(4)	2
Pension and postretirement benefit plans:
Amortization of net loss and prior service cost previously recognized(2)	14	11	27	22

Total other comprehensive (loss) income:	(5)	(37)	(29)	6

Comprehensive income	181	171	351	417
Less: Comprehensive income attributable to noncontrolling interests	1	3	2	5

Comprehensive income attributable to L-3	$180	$168	$349	$412

(1)

Amounts are net of income tax benefits of $1 million for both of the quarterly periods ended June 28, 2013 and June 29, 2012, and an income tax benefit of $2 million and income tax of $1 million for the first half periods ended June 28, 2013 and June 29, 2012, respectively.

(2)

Amounts are net of income taxes of $7 million and $6 million for the quarterly periods ended June 28, 2013 and June 29, 2012, respectively, and $16 million and $12 million for the first half periods ended June 28, 2013 and June 29, 2012, respectively.

See notes to unaudited condensed consolidated financial statements

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except per share data)

	L-3 Holdings’ Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive (Loss) Income
	Shares Outstanding	Par Value		Treasury Stock	Retained Earnings		Noncontrolling Interests	Total Equity
For the First Half ended June 28, 2013:
Balance at December 31, 2012	90.4	$1	$5,313	$(4,488)	$5,191	$(554)	$76	$5,539
Net income					378		2	380
Other comprehensive loss						(29)		(29)
Distributions to noncontrolling interests							(4)	(4)
Cash dividends paid on common stock ($1.10 per share)					(99)			(99)
Shares issued:
Employee savings plans	0.9		68					68
Exercise of stock options	0.5		31					31
Employee stock purchase plan	0.3		18					18
Stock-based compensation expense			28					28
Treasury stock purchased	(3.1)			(248)				(248)
Other	0.4		(8)		(2)			(10)

Balance at June 28, 2013	89.4	$1	$5,450	$(4,736)	$5,468	$(583)	$74	$5,674

For the First Half ended June 29, 2012:
Balance at December 31, 2011	99.0	$1	$5,063	$(3,616)	$5,641	$(454)	$89	$6,724
Net income					406		5	411
Other comprehensive income						6		6
Distributions to noncontrolling interests							(5)	(5)
Cash dividends paid on common stock ($1.00 per share)					(98)			(98)
Shares issued:
Employee savings plans	1.2		75					75
Exercise of stock options	0.2		9					9
Employee stock purchase plan	0.4		21					21
Stock-based compensation expense			33					33
Treasury stock purchased	(4.5)			(315)				(315)
Other	—		2		(3)			(1)

Balance at June 29, 2012	96.3	$1	$5,203	$(3,931)	$5,946	$(448)	$89	$6,860

See notes to unaudited condensed consolidated financial statements

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	First Half Ended
	June 28, 2013	June 29, 2012
Operating activities:
Net income	$380	$411
Less: Income from discontinued operations, net of tax	—	33

Income from continuing operations	380	378
Depreciation of property, plant and equipment	81	85
Amortization of intangibles and other assets	25	26
Deferred income tax provision	13	35
Stock-based employee compensation expense	28	29
Contributions to employee savings plans in L-3 Holdings’ common stock	61	68
Amortization of pension and postretirement benefit plans net loss and prior service cost	43	34
Amortization of bond discounts and deferred debt issue costs (included in interest expense)	3	4
Changes in operating assets and liabilities, excluding amounts from acquisitions, divestitures and discontinued operations:
Billed receivables	(76)	3
Contracts in process	(10)	(273)
Inventories	(17)	(68)
Other assets	(44)	8
Accounts payable, trade	50	177
Accrued employment costs	20	1
Accrued expenses	(64)	(158)
Advance payments and billings in excess of costs incurred	(89)	20
Income taxes	27	29
Excess income tax benefits related to share-based payment arrangements	(2)	(1)
Other current liabilities	(3)	(20)
Pension and postretirement benefits	3	(34)
All other operating activities	(33)	(6)

Net cash from operating activities from continuing operations	396	337

Investing activities:
Business acquisitions, net of cash acquired	(1)	(216)
Proceeds from the sale of a business	4	—
Capital expenditures	(110)	(76)
Dispositions of property, plant and equipment	9	1
Other investing activities	(6)	(4)

Net cash used in investing activities from continuing operations	(104)	(295)

Financing activities:
Borrowings under revolving credit facility	994	199
Repayment of borrowings under revolving credit facility	(994)	(199)
Common stock repurchased	(248)	(315)
Dividends paid on L-3 Holdings’ common stock	(101)	(98)
Proceeds from exercises of stock options	33	8
Proceeds from employee stock purchase plan	18	21
Debt issue costs	—	(6)
Excess income tax benefits related to share-based payment arrangements	2	1
Other financing activities	(8)	(3)

Net cash used in financing activities from continuing operations	(304)	(392)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(9)	(3)
Cash from (used in) discontinued operations:
Operating activities	—	71
Financing activities	—	(1)

Cash from discontinued operations	—	70

Net decrease in cash and cash equivalents	(21)	(283)
Cash and cash equivalents, beginning of the period	349	764

Cash and cash equivalents, end of the period	$328	$481

See notes to unaudited condensed consolidated financial statements

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

1.  Description of Business

L-3 Communications Holdings, Inc. derives all of its operating income and cash flows from its wholly-owned subsidiary, L-3 Communications Corporation (L-3 Communications). L-3 Communications Holdings, Inc. (L-3 Holdings and, together with its subsidiaries, referred to herein as L-3 or the Company) is a prime contractor in Intelligence, Surveillance and Reconnaissance (ISR) systems, Command, Control, Communications (C3) systems, platform and logistics solutions for aircrafts, maritime vessels and ground vehicles, and national security solutions. L-3 is also a leading provider of a broad range of electronic systems used on military and commercial platforms. The Company’s customers include the United States (U.S.) Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), U.S. Department of State (DoS), allied international governments, and domestic and international commercial customers.

The Company has the following four reportable segments: (1) C3ISR, (2) Electronic Systems, (3) Platform & Logistics Solutions (P&LS) and (4) National Security Solutions (NSS). Financial information with respect to each of the Company’s segments is included in Note 21. C3ISR provides products and services for the global ISR market, C3 systems, networked communication systems and secure communications products. The Company believes that these products and services are critical elements for a substantial number of major command, control and communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring, and dissemination functions of these communication systems. Electronic Systems provides a broad range of products and services, including components, products, subsystems and systems and related services to military and commercial customers in several niche markets across several business areas. These business areas include microwave, power & control systems, marine systems international, sensor systems, simulation & training, aviation products, precision engagement, warrior systems, security & detection, space & propulsion, undersea warfare and marine services. P&LS provides modernization, upgrades and sustainment, maintenance and logistics support solutions for military and various government aircraft and other platforms. The Company sells these services primarily to the DoD, the Canadian Department of National Defence and other allied international governments. NSS provides a full range of cyber security, intelligence, enterprise information technology (IT) and security solutions services to the DoD, U.S. Government intelligence agencies, federal civilian agencies and allied international governments.

2.  Basis of Presentation

These unaudited condensed consolidated financial statements for the quarterly and six month (first half) periods ended June 28, 2013 should be read in conjunction with the audited consolidated financial statements of L-3 Holdings and L-3 Communications included in their Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Principles of Consolidation and Reporting

The accompanying financial statements comprise the consolidated financial statements of L-3 Holdings and L-3 Communications. L-3 Holdings’ only asset is its investment in the common stock of L-3 Communications, its wholly-owned subsidiary, and its only obligations are: (1) the 3% Convertible Contingent Debt Securities (CODES) due 2035, which were issued by L-3 Holdings on July 29, 2005, (2) its guarantee of borrowings under the Amended and Restated Revolving Credit Facility of L-3 Communications and (3) its guarantee of other contractual obligations of L-3 Communications and its subsidiaries. L-3 Holdings’ obligations relating to the CODES have been jointly, severally, fully and unconditionally guaranteed by L-3 Communications and certain of its wholly-owned domestic subsidiaries. Accordingly, such debt has been reflected as debt of L-3 Communications in its consolidated financial statements in accordance with the accounting standards for

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

pushdown accounting. All issuances of and conversions into L-3 Holdings’ equity securities, including grants of stock options, restricted stock, restricted stock units and performance units by L-3 Holdings to employees and directors of L-3 Communications and its subsidiaries, have been reflected in the consolidated financial statements of L-3 Communications. As a result, the consolidated financial positions, results of operations and cash flows of L-3 Holdings and L-3 Communications are substantially the same. See Note 24 for additional information regarding the unaudited financial information of L-3 Communications and its subsidiaries.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the disclosures required by U.S. GAAP for a complete set of annual audited financial statements. The December 31, 2012 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year.

It is the Company’s established practice to close its books for the quarters ending March, June and September on the Friday nearest to the end of the calendar quarter. The interim unaudited condensed consolidated financial statements included herein have been prepared and are labeled based on that convention. The Company closes its books for annual periods on December 31 regardless of what day it falls on.

Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs of sales during the reporting period. The most significant of these estimates and assumptions for L-3 relate to contract revenue, profit and loss recognition, fair values of assets acquired and liabilities assumed in business combinations, market values for inventories reported at lower of cost or market, pension and post-retirement benefit obligations, stock-based employee compensation expense, income taxes, including the valuation of deferred tax assets, litigation reserves and environmental obligations, accrued product warranty costs, and the recoverability, useful lives and valuation of recorded amounts of long-lived assets, identifiable intangible assets and goodwill. Changes in estimates are reflected in the periods during which they become known. Actual amounts will differ from these estimates and could differ materially.

Sales and profits on contracts that are covered by accounting standards for construction-type and production-type contracts and federal government contractors are recognized using percentage-of-completion (POC) methods of accounting. Approximately 48% of the Company’s net sales in 2012 were accounted for under contract accounting standards, of which, approximately 39% were fixed-price type contracts and approximately 9% were cost-plus type contracts. For contracts accounted for under contract accounting standards, sales and profits are recognized based on: (1) a POC method of accounting (fixed-price contracts), (2) allowable costs incurred plus the estimated profit on those costs (cost-plus contracts), or (3) direct labor hours expended multiplied by the contractual fixed rate per hour plus incurred costs for material (time-and-material contracts). Sales and profits on fixed-price production contracts under which units are produced and delivered in a continuous or sequential process are recorded as units are delivered based on their contractual selling prices (the “units-of-delivery” method). Sales and profits on each fixed-price production contract under which units are not produced and delivered in a continuous or sequential process, or under which a relatively few number of units are produced, are recorded based on the ratio of actual cumulative costs incurred to total estimated costs at completion of the contract multiplied by the total estimated contract revenue, less cumulative sales recognized

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

in prior periods (the “cost-to-cost” method). Under both POC methods of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year.

Accounting for the sales and profit on these fixed-price type contracts requires the preparation of estimates of: (1) the total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract’s statement of work, and (3) the measurement of progress towards completion. The estimated profit or loss at completion on a contract is equal to the difference between the total estimated contract revenue and the total estimated cost at completion. The profit recorded on a contract in any period using either the units-of-delivery method or cost-to-cost method is equal to the current estimated total profit margin multiplied by the cumulative sales recognized, less the amount of cumulative profit previously recorded for the contract.

Sales and profits on cost-plus type contracts that are covered by contract accounting standards are recognized as allowable costs are incurred on the contract, at an amount equal to the allowable costs plus the estimated profit on those costs. The estimated profit on a cost-plus type contract is fixed or variable based on the contractual fee arrangement. Incentive and award fees are the primary variable fee contractual arrangement types for the Company. Incentive and award fees on cost-plus type contracts are included as an element of total estimated contract revenues and are recorded to sales when a basis exists for the reasonable prediction of performance in relation to established contractual targets and the Company is able to make reasonably dependable estimates for them.

Sales and profits on time-and-material type contracts are recognized on the basis of direct labor hours expended multiplied by the contractual fixed rate per hour, plus the actual costs of materials and other direct non-labor costs.

Revisions or adjustments to estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained, as facts and circumstances change and as new information is obtained, even though the scope of work required under the contract may not change. Revisions or adjustments may also be required if contract modifications occur. The impact of revisions in profit (loss) estimates for all types of contracts subject to POC accounting are recognized on a cumulative catch-up basis in the period in which the revisions are made. The revisions in contract estimates, if significant, can materially affect the Company’s results of operations and cash flows, as well as reduce the valuations of receivables and inventories, and in some cases result in liabilities to complete contracts in a loss position. Aggregate net changes in contract estimates increased consolidated operating income by $44 million, or 7.1%, for the first half period ended June 28, 2013 and $63 million, or 9.6%, for the first half period ended June 29, 2012.

For a more complete discussion of these estimates and assumptions, see the Annual Report of L-3 Holdings and L-3 Communications on Form 10-K for the fiscal year ended December 31, 2012.

3.  New Accounting Standards

Effective January 1, 2013, the Company adopted a new accounting standard issued by the Financial Accounting Standards Board (FASB), which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (loss) (AOCI). This standard requires entities to disclose additional information about reclassification adjustments, including: (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. The adoption of this standard resulted in additional disclosures of items reclassified out of AOCI and did not impact the Company’s financial position, results of operations or cash flows. See Note 11 for these additional disclosures.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

4. Dispositions and Acquisitions

2012 Spin-off of Engility

The Company completed the spin-off of its subsidiary, Engility Holdings, Inc. (Engility), to its shareholders on July 17, 2012. L-3 incurred transaction expenses in connection with the spin-off of $13 million ($10 million after income taxes) for the first half period ended June 29, 2012, which have been included in discontinued operations. In addition, L-3 allocated interest expense for debt not directly attributable or related to L-3’s other operations of $13 million to discontinued operations for the first half period ended June 29, 2012. Interest expense was allocated in accordance with the accounting standards for discontinued operations and was based on the ratio of Engility net assets to the sum of: (1) total L-3 consolidated net assets and (2) L-3 consolidated total debt.

Statement of operations data classified as discontinued operations related to Engility is provided in the table below.

	Second Quarter Ended	First Half Ended
	June 29, 2012	June 29, 2012
	(in millions)
Product and service revenues	$415	$843

Operating income from discontinued operations before income taxes	36	68
Interest expense allocated to discontinued operations	(7)	(13)

Income from discontinued operations before income taxes	$29	$55
Income tax expense	12	22

Income from discontinued operations, net of income taxes	$17	$33
Less: Net income from discontinued operations attributable to noncontrolling interests	3	4

Net income from discontinued operations attributable to L-3	$14	$29

2012 Business Acquisitions

All of the business acquisitions discussed below are included in the Company’s results of operations from their respective dates of acquisition.

During the year ended December 31, 2012, in separate transactions, the Company acquired: (1) the Kollmorgen Electro-Optical (L-3 KEO) business, (2) the assets and liabilities of MAVCO, Inc. (MAVCO), and (3) the commercial aircraft simulation business of Thales Group, which was renamed Link Simulation & Training U.K. Limited (Link U.K.), for an aggregate purchase price of $349 million. All business acquisitions were financed with cash on hand. Based on the preliminary and final purchase price allocations, the aggregate goodwill recognized for these acquired businesses was $250 million, of which $149 million is expected to be deductible for income tax purposes. The goodwill recognized for these three acquired businesses was assigned to the Electronic Systems segment.

The purchase prices and purchase price allocations for L-3 KEO and MAVCO were finalized as of June 28, 2013 and December 31, 2012, respectively, with no significant changes from the preliminary amounts. The final purchase price and price allocation for Link U.K. is expected to be completed by the third quarter of 2013. The final purchase price for the Link U.K acquisition is subject to adjustment based on the closing date net working capital. The final purchase price allocation for the Link U.K acquisition is subject to adjustment based

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

on the final purchase price, final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that the difference between the preliminary and final purchase price allocation for the Link U.K. acquisition will have a material impact on its results of operations or financial position.

Unaudited Pro Forma Statement of Operations Data

The following unaudited pro forma Statement of Operations data presents the combined results of the Company and its business acquisitions completed during the year ended December 31, 2012, in each case assuming that the business acquisitions completed during the year ended December 31, 2012 had occurred on January 1, 2012.

	Second Quarter Ended	First Half Ended
	June 29, 2012	June 29, 2012
	(in millions, except per share data)
Pro forma net sales	$3,186	$6,392
Pro forma income from continuing operations	$192	$378
Pro forma net income attributable to L-3	$206	$406
Pro forma diluted earnings per share from continuing operations	$1.95	$3.79
Pro forma diluted earnings per share	$2.09	$4.08

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed these acquisitions on January 1, 2012.

5.  Contracts in Process

The components of contracts in process are presented in the table below.

	June 28, 2013	December 31, 2012
	(in millions)
Unbilled contract receivables, gross	$2,691	$2,874
Unliquidated progress payments	(1,034)	(1,265)

Unbilled contract receivables, net	1,657	1,609

Inventoried contract costs, gross	1,069	1,111
Unliquidated progress payments	(62)	(68)

Inventoried contract costs, net	1,007	1,043

Total contracts in process	$2,664	$2,652

Inventoried Contract Costs. In accordance with contract accounting standards, the Company’s U.S. Government contractor businesses account for the portion of their general and administrative (G&A), independent research and development (IRAD) and bids and proposal (B&P) costs that are allowable and reimbursable indirect contract costs under U.S. Government procurement regulations on their U.S. Government contracts (revenue arrangements) as inventoried contract costs. G&A, IRAD and B&P costs are allocated to contracts for which the U.S. Government is the end customer and are charged to costs of sales when sales on the related contracts are recognized. The Company’s U.S. Government contractor businesses record the unallowable portion of their G&A, IRAD and B&P costs to expense as incurred, and do not include them in inventoried contract costs.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

The table below presents a summary of G&A, IRAD and B&P costs included in inventoried contract costs and the changes to them, including amounts charged to cost of sales by the Company’s U.S. Government contractor businesses for the periods presented.

	Second Quarter Ended		First Half Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(in millions)
Amounts included in inventoried contract costs at beginning of the period	$113	$100	$110	$91
Add: IRAD and B&P costs	80	89	153	171
Other G&A costs	232	221	437	434

Total contract costs incurred	312	310	590	605

Less: Amounts charged to cost of sales	(310)	(305)	(585)	(591)

Amounts included in inventoried contract costs at end of the period	$115	$105	$115	$105

The table below presents a summary of selling, general and administrative expenses and research and development expenses for the Company’s commercial businesses, which are expensed as incurred and not included in inventoried contract costs.

	Second Quarter Ended		First Half Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(in millions)
Selling, general and administrative expenses	$72	$68	$144	$138
Research and development expenses	25	24	45	45

Total	$97	$92	$189	$183

6.  Inventories

Inventories at Lower of Cost or Market. The table below presents the components of inventories at the lower of cost (first-in, first-out or average cost) or realizable value.

	June 28, 2013	December 31, 2012
	(in millions)
Raw materials, components and sub-assemblies	$169	$168
Work in process	140	124
Finished goods	69	71

Total	$378	$363

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

7.  Goodwill and Identifiable Intangible Assets

Goodwill. In accordance with the accounting standards for business combinations, the Company records the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition (commonly referred to as the purchase price allocation). The table below presents the changes in goodwill by segment for the first half period ended June 28, 2013.

	C3ISR	Electronic Systems	P&LS	NSS	Consolidated Total
	(in millions)
Balance at December 31, 2012	$797	$4,804	$1,175	$968	$7,744
Business dispositions	—	(2)	—	—	(2)
Foreign currency translation adjustments(1)	—	(26)	(13)	(1)	(40)

Balance at June 28, 2013	$797	$4,776	$1,162	$967	$7,702

(1)

The decreases in goodwill presented in the Electronic Systems, P&LS and NSS segments were primarily due to the strengthening of the U.S. dollar against the Canadian dollar, British pound and Euro during the first half period ended June 28, 2013.

The Company’s accumulated goodwill impairment losses were $58 million at June 28, 2013 and December 31, 2012, which were recorded in the Electronic Systems segment.

Identifiable Intangible Assets. Information on the Company’s identifiable intangible assets that are subject to amortization is presented in the table below.

	June 28, 2013				December 31, 2012
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)			(in millions)
Customer contractual relationships	19	$459	$238	$221	$460	$225	$235
Technology	11	164	103	61	164	98	66
Other	18	27	15	12	27	14	13

Total	17	$650	$356	$294	$651	$337	$314

Amortization expense recorded by the Company for its identifiable intangible assets is presented in the table below.

	Second Quarter Ended		First Half Ended
	(in millions)
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Amortization Expense	$10	$10	$19	$21

Based on gross carrying amounts at June 28, 2013, the Company’s estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2013 through 2017 are presented in the table below.

	Year Ending December 31,
	2013	2014	2015	2016	2017
	(in millions)
Estimated amortization expense	$38	$42	$37	$31	$30

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

8.  Other Current Liabilities and Other Liabilities

The table below presents the components of other current liabilities.

	June 28, 2013	December 31, 2012
	(in millions)
Other Current Liabilities:
Accruals for pending and threatened litigation (see Note 17)	$9	$7
Accrued product warranty costs	66	75
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	79	92
Accrued interest	51	53
Deferred revenues	39	37
Estimated contingent purchase price payable for acquired businesses	4	4
Other	147	130

Total other current liabilities	$395	$398

The table below presents the components of other liabilities.

	June 28, 2013	December 31, 2012
	(in millions)
Other Liabilities:
Non-current income taxes payable (see Note 10)	$141	$137
Deferred compensation	45	43
Accrued workers’ compensation	56	57
Estimated contingent purchase price payable for acquired businesses	5	5
Notes payable and capital lease obligations	20	24
Accrued product warranty costs	22	18
Other	71	89

Total other liabilities	$360	$373

The table below presents the changes in the Company’s accrued product warranty costs.

	First Half Ended
	June 28, 2013	June 29, 2012
	(in millions)
Accrued product warranty costs:(1)
Balance at January 1	$93	$94
Acquisitions during the period	—	2
Accruals for product warranties issued during the period	34	42
Settlements made during the period	(39)	(38)

Balance at end of period	$88	$100

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

(1)

Warranty obligations incurred in connection with long-term production contracts that are accounted for under the POC cost-to-cost method are included within the contract estimates at completion and are excluded from the above amounts. The balances above include both the current and non-current amounts.

9.  Debt

The components of debt and a reconciliation to the carrying amount of long-term debt is presented in the table below.

	June 28, 2013	December 31, 2012
	(in millions)
L-3 Communications:
Borrowings under Amended and Restated Revolving Credit Facility(1)	$—	$—
3.95% Senior Notes due 2016	500	500
5.20% Senior Notes due 2019	1,000	1,000
4.75% Senior Notes due 2020	800	800
4.95% Senior Notes due 2021	650	650

Subtotal	2,950	2,950

L-3 Holdings:
3% Convertible Contingent Debt Securities due 2035(2)	689	689

Principal amount of long-term debt	3,639	3,639
Less: Unamortized discounts	(9)	(10)

Carrying amount of long-term debt	$3,630	$3,629

(1)	At June 28, 2013, L-3 Communications had the availability of substantially all of its $1 billion Amended and Restated Revolving Credit Facility, which expires on February 3, 2017.

(2)

Under select conditions, including if L-3 Holdings’ common stock price is more than 120% (currently $108.29) of the then current conversion price (currently $90.24) for a specified period, the conversion feature of the CODES will require L-3 Holdings, upon conversion, to pay the holders of the CODES the principal amount in cash, and if the settlement amount exceeds the principal amount, the excess will be settled in cash or stock or a combination thereof, at the Company’s option. At the current conversion price of $90.24, the aggregate consideration to be delivered upon conversion would be determined based on 7.6 million shares of L-3 Holdings’ common stock. See Note 10 to the audited consolidated financial statements for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K, for additional information regarding the CODES, including conditions for conversion. L-3 Holdings’ closing stock price on July 26, 2013 was $92.15 per share. Interest expense recognized was $5 million for both quarterly periods ended June 28, 2013 and June 29, 2012 and $10 million for both first half periods ended June 28, 2013 and June 29, 2012. A portion of this interest expense was allocated to discontinued operations for the quarterly and first half periods ended June 29, 2012 as a result of the spin-off of Engility. The carrying amount of the equity component (conversion feature) of the CODES was $64 million at June 28, 2013 and December 31, 2012.

10.  Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. As of June 28, 2013, the statutes of limitations for the Company’s U.S. Federal income tax returns for the years ended December 31, 2009 through 2011 were open. The U.S Internal Revenue Service (IRS) announced that it plans to commence an audit of the Company’s 2011 U.S. Federal tax return, the outcome of which cannot be predicted at this time.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

The effective tax rate for the first half period ended June 28, 2013 decreased to 29.8% from 33.9% for the first half period ended June 29, 2012. The decrease was primarily due to tax benefits in the first half period ended June 28, 2013 of: (1) $15 million related to the retroactive reinstatement of the U.S. Federal research and experimentation tax credit (R&E Credit), for all of 2012 and 2013, of which $10 million relates to 2012 benefit, and $5 million relates to the benefit for the first half period ended June 28, 2013 and (2) $8 million primarily related to the reversal of amounts accrued for foreign taxes for years in which the statute of limitations expired and to the finalization of tax returns in certain foreign jurisdictions. The R&E Credit was retroactively reinstated from January 1, 2012 to December 31, 2013 as part of the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013. Accounting standards for income taxes require that the impact for tax law changes be recognized in the period that the law is enacted.

As of June 28, 2013, the Company anticipates that unrecognized tax benefits will decrease by approximately $17 million over the next 12 months due to the potential resolution of unrecognized tax benefits involving several jurisdictions and tax periods. The actual amount of the decrease over the next 12 months could vary significantly depending on the ultimate timing and nature of any settlement.

Non-current income taxes payable include accrued potential interest of $11 million ($7 million after income taxes) at June 28, 2013 and $11 million ($6 million after income taxes) at December 31, 2012, and potential penalties of $7 million at June 28, 2013 and $7 million at December 31, 2012.

11.  Amounts Reclassified Out of Accumulated Other Comprehensive (Loss) Income

Amounts reclassified out of AOCI for the first half period ended June 28, 2013 are presented in the table below.

	Foreign currency translation	Unrealized gains (losses) on hedging instruments	Unrecognized losses and prior service cost, net	Total accumulated other comprehensive (loss) income
	(in millions)
Balance at December 31, 2012	$163	$3	$(720)	$(554)
Other comprehensive loss before reclassifications, net of tax	(52)	(5)	—	(57)
Amounts reclassified from other comprehensive income, net of tax	—	1	27	28

Net current period other comprehensive (loss) income	(52)	(4)	27	(29)

Balance at June 28, 2013	$111	$(1)	$(693)	$(583)

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

Further details regarding the amounts reclassified from AOCI for the quarterly and first half periods ended June 28, 2013 are presented in the table below.

	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income
	Second Quarter Ended	First Half Ended
Details About Accumulated Other Comprehensive (Loss) Income Components	June 28, 2013	June 28, 2013	Affected Line Item in the Unaudited Condensed Consolidated Statement of Operations
	(in millions)
Gain on hedging instruments	$1	$1	Cost of sales-products

	1	1	Income from continuing operations before income taxes
	—	—	Provision for income taxes

	$1	$1	Income from continuing operations

Amortization of defined benefit pension items:
Net loss	$21	$43	(a)

	21	43	Income from continuing operations before income taxes
	(7)	(16)	Provision for income taxes

	$14	$27	Income from continuing operations

Total reclassification for the period	$15	$28	Income from continuing operations

(a)	Amounts related to pension and postretirement benefit plans were reclassified from AOCI and recorded as a component of net periodic benefit cost (see Note 18 for additional information).

12.  Equity

The $1.5 billion share repurchase program authorized on April 26, 2011 by L-3 Holdings’ Board of Directors expired on April 30, 2013. On February 5, 2013, L-3 Holdings’ Board of Directors approved a new share repurchase program that authorizes L-3 Holdings to repurchase up to an additional $1.5 billion of its common stock through June 30, 2015. Repurchases of L-3 Holdings’ common stock under both share repurchase programs are made at management’s discretion in accordance with applicable U.S. Federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, legal requirements, other investment opportunities (including acquisitions), market conditions and other factors. L-3 Holdings repurchased 3.1 million shares of its common stock at an average price of $80.39 per share for an aggregate amount of $248 million from January 1, 2013 through June 28, 2013. Approximately 942,000 of the share repurchases, for an aggregate amount of $80 million, were repurchased pursuant to the February 5, 2013 share repurchase program. The other share repurchases were made pursuant to the share repurchase program authorized on April 26, 2011. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares.

At June 28, 2013, the remaining dollar value of authorization under the February 5, 2013 share repurchase program was $1,420 million. From June 29, 2013 through July 26, 2013, L-3 Holdings repurchased 237,241 shares of its common stock at an average price of $88.41 per share for an aggregate amount of $21 million under the February 5, 2013 share repurchase program.

On April 30, 2013, L-3 Holdings’ Board of Directors declared a cash dividend of $0.55 per share, which resulted in the Company paying total cash dividends of $49 million on June 17, 2013. Also, on June 19, 2013,

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

L-3 Holdings’ Board of Directors declared a quarterly cash dividend of $0.55 per share, payable on September 16, 2013, to shareholders of record at the close of business on August 19, 2013.

13.  L-3 Holdings’ Earnings Per Common Share

A reconciliation of basic and diluted earnings per share (EPS) is presented in the table below.

	Second Quarter Ended		First Half Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(in millions, except per share data)
Reconciliation of net income:
Net income	$186	$208	$380	$411
Net income from continuing operations attributable to noncontrolling interests	(1)	—	(2)	(1)
Net income from discontinued operations attributable to noncontrolling interests	—	(3)	—	(4)

Net income attributable to L-3 Holdings’ common shareholders	$185	$205	$378	$406

Earnings attributable to L-3 Holdings’ common shareholders:
Continuing operations	$185	$191	$378	$377
Discontinued operations, net of income taxes	—	14	—	29

Net income attributable to L-3 Holdings’ common shares	$185	$205	$378	$406

Earnings per share attributable to L-3 Holdings’ common shareholders:
Basic:
Weighted average common shares outstanding	89.9	97.2	90.1	98.1

Basic earnings per share:
Continuing operations	$2.06	$1.97	$4.20	$3.84
Discontinued operations, net of income taxes	—	0.14	—	0.30

Basic earnings per share	$2.06	$2.11	$4.20	$4.14

Diluted:
Common and potential common shares:
Weighted average common shares outstanding	89.9	97.2	90.1	98.1
Assumed exercise of stock options	3.6	1.6	3.5	1.4
Unvested restricted stock awards	1.8	2.4	1.8	2.2
Employee stock purchase plan contributions	0.2	0.3	0.2	0.3
Performance unit awards	0.1	—	0.1	—
Assumed purchase of common shares for treasury	(4.5)	(3.0)	(4.4)	(2.6)
Assumed conversion of the CODES(1)	—	—	—	—

Common and potential common shares	91.1	98.5	91.3	99.4

Diluted earnings per share:
Continuing operations	$2.03	$1.94	$4.14	$3.79
Discontinued operations, net of income taxes	—	0.14	—	0.29

Diluted earnings per share	$2.03	$2.08	$4.14	$4.08

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

(1)

L-3 Holdings’ CODES had no impact on diluted EPS for the quarterly and first half periods ended June 28, 2013 and June 29, 2012 as the average market price of L-3 Holdings common stock during these periods was less than the price at which the CODES would have been convertible into L-3 Holdings common stock. As of June 28, 2013, the conversion price was $90.24.

The computation of diluted EPS excluded stock options of 1.7 million and 3.5 million for the quarterly periods ended June 28, 2013 and June 29, 2012, respectively, and 1.7 million and 3.6 million for the first half periods ended June 28, 2013 and June 29, 2012, respectively, as they were anti-dilutive.

14.  Fair Value Measurements

The following table presents the fair value hierarchy level for each of the Company’s assets and liabilities that are measured and recorded at fair value on a recurring basis.

	June 28, 2013			December 31, 2012
Description	Level 1(1)	Level 2(2)	Level 3(3)	Level 1(1)	Level 2(2)	Level 3(3)
	(in millions)
Assets
Cash equivalents	$169	$—	$—	$284	$—	$—
Derivatives (foreign currency forward contracts)	—	6	—	—	8	—

Total Assets	$169	$6	$—	$284	$8	$—

Liabilities
Derivatives (foreign currency forward contracts)	$—	$6	$—	$—	$3	$—

(1)

Level 1 is based on quoted market prices available in active markets for identical assets or liabilities as of the reporting date. Cash equivalents are primarily held in registered money market funds, which are valued using quoted market prices.

(2)

Level 2 is based on pricing inputs other than quoted prices in active markets, which are either directly or indirectly observable. The fair value is determined using a valuation model based on observable market inputs, including quoted foreign currency forward exchange rates and consideration of non-performance risk.

(3)	Level 3 is based on pricing inputs that are not observable and not corroborated by market data. The Company has no Level 3 assets or liabilities.

15.  Financial Instruments

At June 28, 2013 and December 31, 2012, the Company’s financial instruments consisted primarily of cash and cash equivalents, billed receivables, trade accounts payable, Senior Notes, CODES and foreign currency forward contracts. The carrying amounts of cash and cash equivalents, billed receivables and trade accounts payable are representative of their respective fair values because of their short-term maturities or the expected settlement dates of these instruments. The carrying amounts and estimated fair values of the Company’s financial instruments are presented in the table below.

	June 28, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Senior Notes(1)	$2,941	$3,131	$2,940	$3,301
CODES(1)	689	700	689	697
Foreign currency forward contracts(2)	—	—	5	5

(1)	The Company measures the fair value of its Senior Notes and CODES using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.

(2)	See Note 16 for additional disclosures regarding the notional amounts and fair values of foreign currency forward contracts.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

16.  Derivative Financial Instruments

The Company’s derivative financial instruments include foreign currency forward contracts, which are entered into for risk management purposes, and an embedded derivative representing the contingent interest payment provision related to the CODES.

Foreign Currency Forward Contracts. The Company’s U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors that are denominated in currencies other than their functional currencies. To protect the functional currency equivalent cash flows associated with certain of these contracts, the Company enters into foreign currency forward contracts. The Company’s activities involving foreign currency forward contracts are designed to hedge the changes in the functional currency equivalent cash flows due to movements in foreign exchange rates compared to the functional currency. The foreign currencies hedged are primarily the Canadian dollar, the U.S. dollar, the Euro, and the British pound. The Company manages exposure to counterparty non-performance credit risk by entering into foreign currency forward contracts with major financial institutions that are expected to fully perform under the terms of such contracts. Foreign currency forward contracts are recorded in the Company’s condensed consolidated balance sheets at fair value and are generally designated and accounted for as cash flow hedges in accordance with the accounting standards for derivative instruments and hedging activities. Gains and losses on designated foreign currency forward contracts that are highly effective in offsetting the corresponding change in the cash flows of the hedged transactions are recorded net of income taxes in AOCI and then recognized in income when the underlying hedged transaction affects income. Gains and losses on foreign currency forward contracts that do not meet hedge accounting criteria are recognized in income immediately.

Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. The table below presents the notional amounts of the Company’s outstanding foreign currency forward contracts by currency at June 28, 2013.

Currency	Notional Amounts
(in millions)
Canadian dollar	$212
U.S. dollar	70
Euro	56
British pound	20

Total	$358

At June 28, 2013, the Company’s foreign currency forward contracts had maturities through 2018.

Embedded Derivative. The embedded derivative related to the issuance of the CODES is recorded at fair value, which was zero at June 28, 2013 and December 31, 2012.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

The table below presents the location of the Company’s derivative instruments recorded at fair value on the condensed consolidated balance sheets.

	June 28, 2013				December 31, 2012
	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Foreign currency forward contracts(1)	$4	$2	$5	$1	$4	$4	$2	$1
Derivatives not designated as hedging instruments:
Foreign currency forward contracts(1)	—	—	—	—	—	—	—	—
Embedded derivative related to the CODES	—	—	—	—	—	—	—	—

Total derivative instruments	$4	$2	$5	$1	$4	$4	$2	$1

(1)	See Note 14 for a description of the fair value hierarchy related to the Company’s foreign currency forward contracts.

The effect of gains or losses from foreign currency forward contracts was not material to the unaudited condensed consolidated statements of operations for the quarterly or first half periods ended June 28, 2013 and June 29, 2012. At June 28, 2013, the estimated amount of existing gains that are expected to be reclassified into income within the next 12 months is $2 million.

17.  Commitments and Contingencies

Guarantees

In connection with the spin-off of Engility, L-3 entered into a Distribution Agreement and several other agreements that govern certain aspects of L-3’s relationship with Engility, including employee matters, tax matters, transition services, and the future supplier/customer relationship between L-3 and Engility. These agreements generally provide cross-indemnities that, except as otherwise provided, are principally designed to place the financial responsibility for the obligations and liabilities of each entity with that respective entity. Engility has joint and several liability with L-3 to the U.S. Internal Revenue Service (IRS) for the consolidated U.S. Federal income taxes of L-3’s consolidated group for taxable periods in which Engility was a part of that group. However, the Tax Matters Agreement specifies the portion of this tax liability for which L-3 and Engility will each bear responsibility, and L-3 and Engility have agreed to indemnify each other against any amounts for which the other is not responsible. The Tax Matters Agreement also allocates responsibility between L-3 and Engility for other taxes, including special rules for allocating tax liabilities in the event that the spin-off is determined not to be tax-free. Though valid as between the parties, the Tax Matters Agreement is not binding on the IRS.

Procurement Regulations

A substantial majority of the Company’s revenues are generated from providing products and services under legally binding agreements or contracts with U.S. Government and foreign government customers. U.S. Government contracts are subject to extensive legal and regulatory requirements, and from time to time, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. The Company is currently cooperating with the U.S. Government on several investigations from which civil, criminal or administrative proceedings have or could result and give rise to fines, penalties, compensatory and treble damages, restitution and/or forfeitures. The Company does not currently anticipate that any of these investigations will have a material adverse effect, individually or in the aggregate, on its consolidated financial position, results of operations or cash flows. However, under U.S.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

Government regulations, an indictment of the Company by a federal grand jury, or an administrative finding against the Company as to its present responsibility to be a U.S. Government contractor or subcontractor, could result in the Company being suspended for a period of time from eligibility for awards of new government contracts or task orders or in a loss of export privileges. A conviction, or an administrative finding against the Company that satisfies the requisite level of seriousness, could result in debarment from contracting with the federal government for a specified term. In addition, all of the Company’s U.S. Government contracts: (1) are subject to audit and various pricing and cost controls, (2) include standard provisions for termination for the convenience of the U.S. Government or for default, and (3) are subject to cancellation if funds for contracts become unavailable. Foreign government contracts generally include comparable provisions relating to terminations for convenience and default, as well as other procurement clauses relevant to the foreign government.

Litigation Matters

The Company is also subject to litigation, proceedings, claims or assessments and various contingent liabilities incidental to its businesses, including those specified below. Furthermore, in connection with certain business acquisitions, the Company has assumed some or all claims against, and liabilities of, such acquired businesses, including both asserted and unasserted claims and liabilities.

In accordance with the accounting standard for contingencies, the Company records a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are disclosed in Note 8. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At June 28, 2013, the Company did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. The Company believes it has recorded adequate provisions for its litigation matters. The Company reviews these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. While it is reasonably possible that an unfavorable outcome may occur in one or more of the following matters, unless otherwise stated below, the Company believes that it is not probable that a loss has been incurred in any of these matters. With respect to the litigation matters below for which it is reasonably possible that an unfavorable outcome may occur, an estimate of loss or range of loss is disclosed when such amount or amounts can be reasonably estimated. Although the Company believes that it has valid defenses with respect to legal matters and investigations pending against it, the results of litigation can be difficult to predict, particularly those involving jury trials. Accordingly, our current judgment as to the likelihood of our loss (or our current estimate as to the potential range of loss, if applicable) with respect to any particular litigation matter may turn out to be wrong. Therefore, it is possible that the financial position, results of operations or cash flows of the Company could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these or other contingencies.

Kalitta Air. On January 31, 1997, a predecessor of Kalitta Air filed a lawsuit in the U.S. District Court for the Northern District of California (the trial court) asserting, among other things, negligence and negligent misrepresentation against Central Texas Airborne Systems, Inc. (CTAS), a predecessor to L-3 Integrated Systems (L-3 IS), in connection with work performed by a predecessor to CTAS to convert two Boeing 747 aircraft from passenger configuration to cargo freighters. CTAS’ insurance carrier has accepted defense of this matter and has retained counsel, subject to a reservation of rights by the insurer to dispute its obligations under the applicable insurance policies in the event a judgment is ultimately rendered against CTAS. The work at issue in the lawsuit was performed using Supplemental Type Certificates (STCs) issued in 1988 by the Federal

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

Aviation Administration (FAA). In 1996, following completion of the work, the FAA issued an airworthiness directive with respect to the STCs that effectively grounded the aircraft. Following two jury trials (in which Kalitta Air did not prevail) and related appeals to the U.S. Court of Appeals for the Ninth Circuit (the Court of Appeals), a third jury trial for this matter began on October 31, 2011, during which Kalitta Air sought damages of approximately $235 million plus an unspecified amount of pre-judgment interest that, in other contexts, has been claimed by Kalitta Air to exceed $240 million. Following the completion of the third trial on November 30, 2011, the jury rendered a verdict in favor of CTAS, finding no negligence on the part of CTAS. The trial court entered a judgment upon the verdict on March 20, 2012. Kalitta Air filed an appeal of the judgment with the Court of Appeals on July 23, 2012. CTAS filed its brief in opposition on January 16, 2013, and Kalitta Air filed its reply brief on June 6, 2013. The parties are awaiting a determination by the Court of Appeals as to the scheduling of oral argument.

Bashkirian Airways. On July 1, 2004, lawsuits were filed on behalf of the estates of 31 Russian children in the state courts of Washington, Arizona, California, Florida, New York and New Jersey against Honeywell, Honeywell TCAS, Thales USA, Thales France, the Company and Aviation Communications & Surveillance Systems (ACSS), which is a joint venture of L-3 and Thales. The suits relate to the crash over southern Germany of a Bashkirian Airways Tupelov TU 154M aircraft and a DHL Boeing 757 cargo aircraft. On-board the Tupelov aircraft were 9 crew members and 60 passengers, including 45 children. The Boeing aircraft carried a crew of two. Both aircraft were equipped with Honeywell/ACSS Model 2000, Change 7 Traffic Collision and Avoidance Systems (TCAS). Sensing the other aircraft, the on-board DHL TCAS instructed the DHL pilot to descend, and the Tupelov on-board TCAS instructed the Tupelov pilot to climb. However, the Swiss air traffic controller ordered the Tupelov pilot to descend. The Tupelov pilot disregarded the on-board TCAS and put the Tupelov aircraft into a descent striking the DHL aircraft in midair at approximately 35,000 feet. All crew and passengers of both planes were lost. Investigations by the National Transportation Safety Board after the crash revealed that both TCAS units were performing as designed. The suits allege negligence and strict product liability based upon the design of the units and the training provided to resolve conflicting commands and seek approximately $315 million in damages, including $150 million in punitive damages. The Company’s insurers have accepted defense of this matter and have retained counsel. The matters were consolidated in the U.S. District Court for the District of New Jersey, which then dismissed the actions on the basis of forum non conveniens. Plaintiffs representing 30 of the estates re-filed their complaint against ACSS on April 23, 2007 with the Barcelona Court’s Registry in Spain. On March 9, 2010, the court ruled in favor of the plaintiffs and entered judgment against ACSS in the amount of approximately $6.7 million, all of which represented compensatory damages. Both ACSS and the plaintiffs appealed the judgment. In May 2012, the appellate court ruled in favor of the plaintiffs and entered judgment against ACSS in the amount of $48 million. ACSS filed an appeal of the judgment with the Supreme Court of Spain on September 28, 2012. On July 1, 2013, the Supreme Court agreed to consider the appeal, and the parties are awaiting the Supreme Court’s decision. The Company believes that the ruling and the damages awarded are inconsistent with the law and evidence presented, and accordingly, that it is not probable that the Company has incurred a loss with respect to this matter. As of the date of this filing, 11 out of the 30 plaintiffs have released their claims against ACSS in consideration for payments made by the Company’s insurance carriers.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

18.  Pension and Other Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s pension and other postretirement benefit plans.

	Pension Plans				Postretirement Benefit Plans
	Second Quarter Ended		First Half Ended		Second Quarter Ended		First Half Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(in millions)
Components of net periodic benefit cost:
Service cost	$33	$29	$65	$59	$1	$2	$2	$3
Interest cost	33	33	66	66	1	2	3	5
Expected return on plan assets	(41)	(36)	(83)	(71)	(1)	(1)	(2)	(2)
Amortization of prior service (credits) cost	—	—	—	—	—	(1)	1	(1)
Amortization of net losses	21	17	43	34	—	1	(1)	1
Curtailment loss	—	—	—	1	—	—	—	—

Net periodic benefit cost	$46	$43	$91	$89	$1	$3	$3	$6

Contributions. For the year ending December 31, 2013, the Company currently expects to contribute cash of approximately $165 million to its pension plans, which includes $95 million of voluntary contributions, and approximately $11 million to its other postretirement benefit plans. The Company contributed cash of $43 million to its pension plans and $4 million to its other postretirement benefit plans during the first half period ended June 28, 2013.

19.  Employee Stock-Based Compensation

During the first half period ended June 28, 2013, the Company granted stock-based compensation under the Amended and Restated 2008 Long Term Performance Plan (2008 LTPP) in the form of stock options, restricted stock units and performance units.

Stock Options. The Company granted 741,692 stock options with an exercise price equal to the closing price of L-3 Holdings’ common stock on the date of grant. The options expire after 10 years from the date of grant and vest ratably over a three-year period on the annual anniversary of the date of grant. The options granted to our Chairman, President and Chief Executive Officer are also subject to performance-based vesting conditions. The weighted average grant date fair value for the options awarded on February 20, 2013, was $12.09 per option and was estimated using the Black-Scholes option-pricing model. The weighted average assumptions used in the valuation model for this grant are presented in the table below.

Expected holding period (in years)	5.6
Expected volatility	26.4%
Expected dividend yield	3.6%
Risk-free interest rate	1.0%

Restricted Stock Units. The Company granted 604,982 restricted stock units with a weighted average grant date fair value of $77.12 per share. Restricted stock units automatically convert into shares of L-3 Holdings’ common stock upon vesting, and are subject to forfeiture until certain restrictions have lapsed, including a three

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

year cliff vesting period for employees and a one year cliff vesting period for non-employee directors, in each case starting on the date of grant.

Performance Units. The Company granted 61,690 performance units with a weighted average grant date fair value per unit of $77.00. The final payout for these units is based on the achievement of pre-determined EPS goals established by the compensation committee of the Company’s Board of Directors for the three-year period ending December 31, 2015. The payout can range from zero to 200% of the original number of units awarded, which are converted into shares of L-3 Holdings’ common stock based on the then existing closing price at the end of the performance period.

20.  Supplemental Cash Flow Information

	First Half Ended
	June 28, 2013	June 29, 2012
	(in millions)
Interest paid on outstanding debt	$86	$101
Income tax payments	137	164
Income tax refunds	16	13

21.  Segment Information

The Company has four reportable segments, which are described in Note 1. The Company evaluates the performance of its operating segments and reportable segments based on their sales and operating income. All corporate expenses are allocated to the Company’s operating segments using an allocation methodology prescribed by U.S. Government regulations for government contractors. Accordingly, all costs and expenses are included in the Company’s measure of segment profitability. Certain corporate expenses of $5 million and $10 million for the quarterly and first half periods ended June 29, 2012, respectively, that had previously been allocated to the Engility businesses were retained by the Company and have been allocated to L-3’s four reportable segments.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

The tables below present net sales, operating income, depreciation and amortization and total assets by reportable segment.

	Second Quarter Ended		First Half Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(in millions)
Net Sales:
C3ISR	$887	$864	$1,779	$1,753
Electronic Systems	1,400	1,405	2,788	2,759
P&LS	687	648	1,368	1,318
NSS	333	339	664	689
Elimination of intercompany sales	(115)	(113)	(222)	(216)

Consolidated total	$3,192	$3,143	$6,377	$6,303

Operating Income:
C3ISR	$70	$86	$161	$179
Electronic Systems	152	171	296	322
P&LS	66	52	123	114
NSS	19	22	40	41

Consolidated total	$307	$331	$620	$656

Depreciation and amortization:
C3ISR	$10	$12	$21	$23
Electronic Systems	35	35	71	71
P&LS	4	6	8	11
NSS	3	3	6	6

Consolidated total	$52	$56	$106	$111

			June 28, 2013	December 31, 2012
			(in millions)
Total Assets:
C3ISR			$2,007	$2,030
Electronic Systems			8,175	8,062
P&LS			2,060	1,997
NSS			1,265	1,228
Corporate			355	509

Consolidated total			$13,862	$13,826

22.  Accounting Standards Issued and Not Yet Implemented

In July 2013, the FASB issued amendments to an accounting standard which requires an unrecognized tax benefit or portion of an unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except when certain conditions exist.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

The amendments are effective for the Company for fiscal years beginning after December 15, 2013, including that year’s interim periods. The adoption of this standard will not impact the Company’s financial position, results of operations or cash flows.

23.  Employee Severance and Termination Costs

Consistent with the Company’s strategy to continuously improve its cost structure and right-size its businesses, the Company is completing employment reduction actions across several of its businesses to reduce both direct and indirect costs, including overhead and general and administrative costs. As a result of these initiatives and due to the impact of sequestration at certain affected business units, the Company recorded $14 million in employee severance and other termination costs with respect to approximately 950 employees during the first half period ended June 28, 2013. During the year ended December 31, 2012, the Company recorded a total of $23 million in employee severance and other termination costs with respect to approximately 1,600 employees. Employee severance and other termination costs are reported within cost of sales on the unaudited condensed consolidated statement of operations. The remaining balance to be paid in connection with these initiatives was $10 million at June 28, 2013 and $9 million at December 31, 2012. Employee severance and other termination costs incurred by reportable segment for the first half periods ended June 28, 2013 and June 29, 2012 are presented in the table below.

	First Half Ended
	June 28, 2013	June 29, 2012
	(in millions)
Reportable Segment:
C3ISR	$3	$3
Electronic Systems	10	7
P&LS	—	2
NSS	1	—

Consolidated	$14	$12

24.  Condensed Combining Financial Information of L-3 Communications and Its Subsidiaries

L-3 Communications is a wholly-owned subsidiary of L-3 Holdings. The debt of L-3 Communications, including the Senior Notes and borrowings under amounts drawn against the Amended and Restated Revolving Credit Facility are guaranteed, on a joint and several, full and unconditional basis, by certain of its domestic subsidiaries (the “Guarantor Subsidiaries”) and, in the case of the Amended and Restated Revolving Credit Facility, by L-3 Holdings. The debt of L-3 Holdings, including the CODES, are guaranteed on a joint and several, full and unconditional basis, by L-3 Communications and the Guarantor Subsidiaries. See Note 10 to the audited consolidated financial statements for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K. The foreign subsidiaries and certain domestic subsidiaries of L-3 Communications (the “Non-Guarantor Subsidiaries”) do not guarantee the debt of L-3 Communications or L-3 Holdings. None of the debt of L-3 Communications has been issued by its subsidiaries. There are no restrictions on the payment of dividends from the Guarantor Subsidiaries to L-3 Communications or from L-3 Communications to L-3 Holdings.

Prior to the spin-off of Engility on July 17, 2012, Engility Holdings, Inc., Engility Corporation, International Resources Group Ltd. and LinCom Wireless, Inc. were guarantor subsidiaries. As a result of the spin-off, these entities no longer guarantee the debt of L-3 Communications or L-3 Holdings. Therefore, the results of

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

operations and cash flows of the Engility businesses have been reclassified from guarantor subsidiaries to L-3 Communications as discontinued operations in the following condensed combining financial information.

Under the terms of the indentures governing the Senior Notes, the guarantees of the Senior Notes will automatically and unconditionally be released and discharged: (1) upon the release of all guarantees of all other outstanding indebtedness of L-3 Communications Corporation, or (2) upon the determination that such guarantor is no longer a “domestic subsidiary”. Under the terms of the indenture governing the CODES, the guarantees of the CODES will be automatically and unconditionally released and discharged: (1) upon the release of guarantees of all other outstanding indebtedness of L-3 Holdings and its subsidiaries (other than a foreign subsidiary) or (2) upon the designation of such guarantor as an “excluded subsidiary.” In addition, the guarantees of the Senior Notes and the CODES will unconditionally be released and discharged in the event of a sale or other disposition of all of the assets of any guarantor, by way of merger, consolidation or otherwise, or a sale or other disposition of all of the capital stock of such guarantor.

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
	(in millions)
Condensed Combining Balance Sheets:
At June 28, 2013:
Current assets:
Cash and cash equivalents	$—	$120	$—	$236	$(28)	$328
Billed receivables, net	—	358	464	216	—	1,038
Contracts in process	—	994	1,288	382	—	2,664
Other current assets	—	278	137	184	—	599

Total current assets	—	1,750	1,889	1,018	(28)	4,629
Goodwill	—	2,290	4,285	1,127	—	7,702
Other assets	—	805	517	209	—	1,531
Investment in and amounts due from consolidated subsidiaries	6,289	7,059	3,383	—	(16,731)	—

Total assets	$6,289	$11,904	$10,074	$2,354	$(16,759)	$13,862

Current liabilities	$—	$892	$974	$629	$(28)	$2,467
Amounts due to consolidated subsidiaries	—	—	—	290	(290)	—
Other long-term liabilities	—	1,782	203	106	—	2,091
Long-term debt	689	3,630	—	—	(689)	3,630

Total liabilities	689	6,304	1,177	1,025	(1,007)	8,188

L-3 shareholders’ equity	5,600	5,600	8,897	1,329	(15,826)	5,600
Noncontrolling interests	—	—	—	—	74	74

Total equity	5,600	5,600	8,897	1,329	(15,752)	5,674

Total liabilities and equity	$6,289	$11,904	$10,074	$2,354	$(16,759)	$13,862

At December 31, 2012:
Current assets:
Cash and cash equivalents	$—	$246	$—	$242	$(139)	$349
Billed receivables, net	—	290	441	237	—	968
Contracts in process	—	945	1,351	356	—	2,652
Other current assets	—	248	163	191	—	602

Total current assets	—	1,729	1,955	1,026	(139)	4,571
Goodwill	—	1,993	4,586	1,165	—	7,744
Other assets	—	734	565	212	—	1,511
Investment in and amounts due from consolidated subsidiaries	6,152	7,204	3,326	43	(16,725)	—

Total assets	$6,152	$11,660	$10,432	$2,446	$(16,864)	$13,826

Current liabilities	$—	$823	$1,255	$658	$(139)	$2,597
Other long-term liabilities	—	1,745	210	106	—	2,061
Long-term debt	689	3,629	—	—	(689)	3,629

Total liabilities	689	6,197	1,465	764	(828)	8,287

L-3 shareholders’ equity	5,463	5,463	8,967	1,682	(16,112)	5,463
Noncontrolling interests	—	—	—	—	76	76

Total equity	5,463	5,463	8,967	1,682	(16,036)	5,539

Total liabilities and equity	$6,152	$11,660	$10,432	$2,446	$(16,864)	$13,826

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Statements of Operations:
For the quarter ended June 28, 2013:
Total net sales	$—	$993	$1,721	$574	$(96)	$3,192
Total cost of sales	14	912	1,555	514	(110)	2,885

Operating (loss) income	(14)	81	166	60	14	307
Interest expense	(5)	(44)	—	—	5	(44)
Interest and other income, net	—	2	—	3	—	5

(Loss) income before income taxes	(19)	39	166	63	19	268
(Benefit) provision for income taxes	(6)	15	48	19	6	82
Equity in net income of consolidated subsidiaries	198	161	—	—	(359)	—

Net income	185	185	118	44	(346)	186
Less: Net income attributable to noncontrolling interests	—	—	—	—	1	1

Net income attributable to L-3	$185	$185	$118	$44	$(347)	$185

Comprehensive income attributable to L-3	$180	$180	$117	$27	$(324)	$180

For the quarter ended June 29, 2012:
Total net sales	$—	$921	$1,777	$535	$(90)	$3,143
Total cost of sales	16	837	1,593	472	(106)	2,812

Operating (loss) income	(16)	84	184	63	16	331
Interest expense	(5)	(45)	—	—	5	(45)
Interest and other income, net	—	2	—	1	—	3

(Loss) income from continuing operations before income taxes	(21)	41	184	64	21	289
(Benefit) provision for income taxes	(7)	13	63	22	7	98
Equity in net income of consolidated subsidiaries from continuing operations	219	160	—	—	(379)	—

Income from continuing operations	205	188	121	42	(365)	191
Income from discontinued operations, net of income taxes	—	17	—	—	—	17

Net income	205	205	121	42	(365)	208
Less: Net income attributable to noncontrolling interests	—	—	—	—	3	3

Net income attributable to L-3	$205	$205	$121	$42	$(368)	$205

Comprehensive income attributable to L-3	$168	$168	$121	$(7)	$(282)	$168

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Statements of Operations:
For the first half ended June 28, 2013:
Total net sales	$—	$1,928	$3,453	$1,165	$(169)	$6,377
Total cost of sales	28	1,775	3,107	1,044	(197)	5,757

Operating (loss) income	(28)	153	346	121	28	620
Interest expense	(10)	(87)	—	—	10	(87)
Interest and other income, net	—	4	—	4	—	8

(Loss) income before income taxes	(38)	70	346	125	38	541
(Benefit) provision for income taxes	(11)	21	103	37	11	161
Equity in net income of consolidated subsidiaries	405	329	—	—	(734)	—

Net income	378	378	243	88	(707)	380
Less: Net income attributable to noncontrolling interests	—	—	—	—	2	2

Net income attributable to L-3	$378	$378	$243	$88	$(709)	$378

Comprehensive income attributable to L-3	$349	$349	$243	$33	$(625)	$349

For the first half ended June 29, 2012:
Total net sales	$—	$1,825	$3,547	$1,101	$(170)	$6,303
Total cost of sales	29	1,667	3,194	956	(199)	5,647

Operating (loss) income	(29)	158	353	145	29	656
Interest expense	(10)	(90)	—	—	10	(90)
Interest and other income, net	—	5	—	1	—	6

(Loss) income from continuing operations before income taxes	(39)	73	353	146	39	572
(Benefit) provision for income taxes	(13)	24	120	50	13	194
Equity in net income of consolidated subsidiaries from continuing operations	432	324	—	—	(756)	—

Income from continuing operations	406	373	233	96	(730)	378
Income from discontinued operations, net of income tax	—	33	—	—	—	33

Net income	406	406	233	96	(730)	411
Less: Net income attributable to noncontrolling interests	—	—	—	—	5	5

Net income attributable to L-3	$406	$406	$233	$96	$(735)	$406

Comprehensive income attributable to L-3	$412	$412	$236	$77	$(725)	$412

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Statements of Cash Flows:

For the first half ended June 28, 2013:
Operating activities:
Net cash from operating activities	$349	$146	$254	$64	$(417)	$396

Investing activities:
Business acquisitions, net of cash acquired	—	(1)	—	—	—	(1)
Investments in L-3 Communications	(37)	—	—	—	37	—
Other investing activities	—	(53)	(39)	(11)	—	(103)

Net cash used in investing activities	(37)	(54)	(39)	(11)	37	(104)

Financing activities:
Common stock repurchased	(248)	—	—	—	—	(248)
Dividends paid on L-3 Holdings’ common stock	(101)	—	—	—	—	(101)
Dividends paid to L-3 Holdings	—	(349)	—	—	349	—
Investments from L-3 Holdings	—	37	—	—	(37)	—
Other financing activities	37	94	(215)	(50)	179	45

Net cash used in financing activities	(312)	(218)	(215)	(50)	491	(304)

Effect of foreign currency exchange rate changes on cash	—	—	—	(9)	—	(9)

Net (decrease) increase in cash	—	(126)	—	(6)	111	(21)
Cash and cash equivalents, beginning of the period	—	246	—	242	(139)	349

Cash and cash equivalents, end of the period	$—	$120	$—	$236	$(28)	$328

For the first half ended June 29, 2012:
Operating activities:
Net cash from operating activities from continuing operations	$413	$80	$236	$91	$(483)	$337

Investing activities:
Business acquisitions, net of cash acquired	—	(216)	—	—	—	(216)
Investments in L-3 Communications	(25)	—	—	—	25	—
Other investing activities	—	(45)	(29)	(5)	—	(79)

Net cash used in investing activities from continuing operations	(25)	(261)	(29)	(5)	25	(295)

Financing activities:
Common stock repurchased	(315)	—	—	—	—	(315)
Dividends paid on L-3 Holdings’ common stock	(98)	—	—	—	—	(98)
Dividends paid to L-3 Holdings	—	(413)	—	—	413	—
Investments from L-3 Holdings	—	25	—	—	(25)	—
Other financing activities	25	109	(201)	(72)	160	21

Net cash used in financing activities from continuing operations	(388)	(279)	(201)	(72)	548	(392)

Effect of foreign currency exchange rate changes on cash	—	—	—	(3)	—	(3)
Net increase in cash and cash equivalents of discontinued operations	—	70	—	—	—	70

Net (decrease) increase in cash	—	(390)	6	11	90	(283)
Cash and cash equivalents, beginning of the period	—	644	—	222	(102)	764

Cash and cash equivalents, end of the period	$—	$254	$6	$233	$(12)	$481

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Overview and Outlook

L-3’s Business

L-3 is a prime contractor in Intelligence, Surveillance and Reconnaissance (ISR) systems, Command, Control, Communications (C3) systems, platform and logistics solutions for aircraft, maritime vessels and ground vehicles, and national security solutions. L-3 is also a leading provider of a broad range of electronic systems used on military and commercial platforms. Our customers include the United States (U.S.) Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), U.S. Department of State (DoS), allied international governments, and domestic and international commercial customers.

For the year ended December 31, 2012, we generated sales of $13.1 billion. Our primary customer was the DoD. The table below presents a summary of our 2012 sales by major category of end customer and the percent contributed by each to our total 2012 sales.

	2012 Sales	% of 2012 Sales
	(in millions)
DoD	$9,376	71%
Other U.S. Government	650	5

Total U.S. Government	10,026	76%
Foreign governments	1,463	11
Commercial — foreign	985	8
Commercial — domestic	672	5

Total sales	$13,146	100%

We currently expect the percentage of our sales to the U.S. Government to decline from 76% of our total 2012 sales to approximately 73% of our total 2013 sales. U.S. Government sales include sales to the DoD, which we expect to decrease from approximately 71% of our 2012 total sales to 68% of our 2013 total sales. We also expect sales to commercial and international customers to increase to approximately 27% of our total 2013 sales compared to 24% of our total 2012 sales.

We have the following four reportable segments: (1) C3ISR, (2) Electronic Systems, (3) Platform & Logistics Solutions (P&LS), and (4) National Security Solutions (NSS). Financial information with respect to each of the Company’s segments is included in Note 21 to our unaudited condensed consolidated financial statements contained in this quarterly report. C3ISR provides products and services for the global ISR market, C3 systems, networked communication systems and secure communications products. The Company believes that these products and services are critical elements for a substantial number of major command, control and communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring, and dissemination functions of these communication systems. Electronic Systems provides a broad range of products and services, including components, products, subsystems and systems and related services to military and commercial customers in several niche markets across several business areas. These business areas include microwave, power & control systems, marine systems international, sensor systems, simulation & training, aviation products, precision engagement, warrior systems, security & detection, space & propulsion, undersea warfare and marine services. P&LS provides modernization, upgrades and sustainment, maintenance and logistics support solutions for military and various government aircraft and other platforms. The Company sells these services primarily to the DoD, the Canadian Department of National Defence (DND) and other allied international governments. NSS provides a full range of cyber security, intelligence, enterprise information technology (IT) and security solutions services to the DoD, U.S. Government intelligence agencies, federal civilian agencies and allied international governments.

Business Environment

U.S. Government Markets. Sales to U.S. Government customers represented 76% of our 2012 sales, and were primarily to DoD customers, which comprised 71% of our sales. Therefore, our annual sales are generally highly correlated to changes in U.S. Government spending levels, and especially DoD budget levels.

Recent DoD budgets are declining, compared to the DoD budget growth that occurred during the last decade. The total DoD budget (base and Overseas Contingency Operations (OCO) for the fiscal year ended September 30, 2012 (FY 2012) was $646 billion representing a decline of 6% compared to September 30, 2011 (FY 2011). The total DoD enacted budget for the fiscal year ending September 30, 2013 (FY 2013) is $615 billion before reductions for the sequestration cuts (discussed below), representing a 5% decline compared to FY 2012. The DoD budget declines in FY 2012 and FY 2013 are primarily due to lower OCO budgets relating to the U.S. military drawdowns from Iraq and Afghanistan.

The Obama Administration’s (“Administration”) FY 2014 Proposed Budget Request (PBR) includes a base budget of $527 billion and an OCO budget of $79 billion. The FY 2014 PBR retains the national security strategy that was revised in the FY 2013 plan along five core tenets to: (1) resize U.S. Armed Forces to be smaller and leaner, but agile, flexible, ready and technologically advanced, (2) rebalance DoD’s global posture and presence to emphasize the Asia-Pacific region and the Middle East, (3) build innovative partnerships and strengthen key alliances and partnerships in all regions, (4) ensure that the U.S. can quickly confront and defeat aggression from any adversary — anytime, anywhere, and (5) protect investments in key technology areas and new capabilities, as well as DoD’s capacity to grow, adapt, and mobilize as needed. The table below presents the FY 2011 through FY 2013 enacted DoD budgets and the Administration’s DoD budget requests for FY 2014 to FY 2018, as provided in the FY 2014 PBR, all of which are before reductions for the sequestration cuts (discussed below).

	DoD Budget (before Sequestration Cuts)			Annual Total Budget Change
Fiscal Year (Ending September 30)	Base	OCO	Total
	(in billions)
2011	$528	$159	$687	0%
2012	$531	$115	$646	-6%
2013	$528	$87	$615	-5%
2014	$527	$79	$606	-1%
2015	$541	$37	$578	-5%
2016	$551	$37	$588	+2%
2017	$560	$37	$597	+2%
2018	$569	$37	$606	+2%

On March 1, 2013, the sequestration cuts required by the Budget Control Act of 2011 (BCA), as amended by The American Taxpayer Relief Act (ATRA), became effective. The sequestration cuts announced by the DoD in June 2013 reduced the FY 2013 DoD base budget by approximately $37 billion, with $6 billion of such reductions applied to prior-year unobligated DoD budget balances, resulting in a $31 billion sequestration cut to the FY 2013 enacted budget. Additionally, the sequestration cuts are expected to reduce each year’s base budget by approximately $52 billion from FY 2014 to FY 2018.

As we approach FY 2014, which begins on October 1, 2013, the federal budget environment is one of continued uncertainty. Because the House and Senate have taken budget positions that remain far apart with little time for reconciliation before they recess, we believe there is a high likelihood that FY 2014 will begin with a Continuing Resolution that will maintain funding at the current FY 2013 appropriated level (including the FY 2013 sequestration cuts) resulting in spending caps and a prohibition on new program starts.

While we believe that L-3 is well positioned to benefit from several of the DoD’s focus areas, declining DoD budgets will generally pressure and possibly reduce funding for some of our contracts, which could negatively impact our results of operations and cash flows. Significant uncertainty continues to exist regarding how sequestration cuts will be implemented on FY 2014 and future fiscal year DoD budgets and what challenges this may present for the defense industry, including L-3, our customers and suppliers. Further, while members of Congress and the Administration continue to discuss various options to address sequestration and the U.S. Government’s overall fiscal challenges, we cannot predict the outcome of these efforts. We do not believe the FY 2013 sequester cuts of $37 billion will have a significant negative impact on our current year results of operations and cash flow. However, depending on how future sequestration cuts are implemented, we believe that sequestration could have a material, negative impact on our results of operations and cash flows in the future and could potentially trigger goodwill impairment charges. (See the discussion regarding goodwill in “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2012.)

Commercial and International Markets. Sales to end customers other than the U.S. Government represented 24% of our 2012 sales. These sales are generally affected by global economic conditions for our commercial end markets and foreign government security and military priorities, as well as the fiscal situations of our foreign government end customers.

Key Performance Measures

The primary financial performance measures that we use to manage our businesses and monitor results of operations are sales and operating income trends. Management believes that these financial performance measures are the primary growth drivers for our earnings and cash flow per common share. Generally, in evaluating our businesses and contract performance, we focus on net sales, operating income and operating margin, and not by type or amount of operating costs.

One of our primary business objectives is to increase sales from organic growth and select business acquisitions. We define organic sales growth as the increase or decrease in sales for the current period compared to the prior period, excluding sales in the: (1) current period from business acquisitions that are included in our actual results of operations for less than twelve months, and (2) prior period from business divestitures that are included in our actual results of operations for the twelve-month period prior to the divestiture date. We expect to supplement, strengthen and enhance our existing businesses by selectively acquiring businesses that: (1) add important new technologies and products, (2) provide access to select customers, programs and contracts and (3) provide attractive returns on investment. Another important financial performance measure that we use is operating margin, which we define as operating income as a percentage of sales, because sales growth combined with operating margin levels determine our operating income levels.

Sales Trend. For the year ended December 31, 2012, consolidated net sales of $13,146 million declined by 0.1%, comprised of an organic sales decline of 1.6%, partially offset by net sales from business acquisitions of 1.5%. For the quarter ended June 28, 2013 (2013 Second Quarter), consolidated net sales of $3,192 million increased by $49 million, or 1.6%, due to net sales from acquisitions of $24 million, or 0.8%, and an increase in organic sales of $25 million, or 0.8%, compared to the quarter ended June 29, 2012 (2012 Second Quarter).

For the first half period ended June 28, 2013 (2013 First Half), consolidated net sales of $6,377 million increased by $74 million, or 1.2%, due primarily to net sales from acquisitions of $72 million and an increase in organic sales of $2 million, compared to the first half period ended June 29, 2012 (2012 First Half). See Results of Operations, including segment results below for a discussion of sales.

For the year ended December 31, 2012 our largest contract (revenue arrangement) in terms of annual sales was the Fort Rucker Maintenance Support contract with the U.S. Army Aviation and Missile Life Cycle Management Command (AMCOM), which is included in our P&LS segment. Under this contract, which generated approximately 4% of our 2012 sales, we provide maintenance, logistics and other related sustainment support services for rotary wing aircraft assigned to Fort Rucker and satellite units in Alabama. On July 24, 2012, we won the AMCOM contract re-competition, which includes a one-year base period through September 30, 2013, and four one-year options, with an estimated total contract value of $1.98 billion.

Our sales trends are highly correlated to DoD budget levels because we derived approximately 71% of our 2012 sales from the DoD. DoD budgets are a function of several factors and uncertainties beyond our control, including, but not limited to, changes in U.S. procurement policies, budget considerations, current and future economic conditions, presidential administration priorities, U.S. military engagements, changing national security and defense requirements, geo-political developments, actual fiscal year congressional appropriations for defense budgets, and the outcome of the BCA sequestration cuts and continuing budget negotiations. Any of these factors could result in a significant increase, decrease or redirection of DoD budgets and impact our future results of operations, including our sales and operating income growth rates. Additionally, our future results of operations will be affected by our ability to retain our existing business, including our revenue arrangements with DoD customers, and to successfully compete for new business, which largely depends on: (1) our successful performance on existing contracts, (2) the effectiveness and innovation of our technologies and research and development activities, (3) our ability to offer better program performance than our competitors at an affordable cost, and (4) our ability to retain our employees and hire new ones, particularly those employees who have U.S. Government security clearances.

Operating Income Trend. Operating income for the 2013 Second Quarter was $307 million, a decrease of 7% from $331 million for the 2012 Second Quarter. Our operating margin was 9.6% for the 2013 Second Quarter, a decrease of 90 basis points from 10.5% for the 2012 Second Quarter.

Operating income for the 2013 First Half was $620 million, a decrease of 5% from $656 million for the 2012 First Half. Our operating margin was 9.7% for the 2013 First Half, a decrease of 70 basis points from 10.4% for the 2012 First Half. See Results of Operations, including segment results below for a discussion of operating margin.

While we are continuing to undertake cost management actions, such as reducing our indirect costs, resizing select business units, and improving our overall contract performance in an effort to maintain or even increase operating margin, these efforts may not be successful. Changes in the competitive environment and DoD procurement practices, reductions to the DoD budget, changes in our annual pension expense and our consolidated sales levels have resulted in a lower operating margin. Furthermore, select business acquisitions and select new business, including contract renewals and new contracts, could have lower operating margins than L-3’s operating margins on existing business and contracts. Our operating margin was lower in the 2013 First Half compared to the 2012 First Half and we expect our 2013 annual operating margin to decline as compared to 2012.

Business Acquisitions and Dispositions

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 summarizes the business acquisitions and dispositions that we completed during the three years ended December 31, 2012. On July 17, 2012, we completed the spin-off of our subsidiary, Engility Holdings, Inc. (Engility), to our shareholders. See Note 4 to our unaudited condensed consolidated financial statements contained in this quarterly report for the impact of the spin-off of Engility on our 2012 Second Quarter and 2012 First Half financial results.

Results of Operations

The following information should be read in conjunction with our unaudited condensed consolidated financial statements contained in this quarterly report. The following information for the 2012 Second Quarter and 2012 First Half have been adjusted to reflect the spin-off of Engility and related classification of results of operations and cash flows as discontinued operations. Also, our results of operations for the periods presented are affected by our business acquisitions. See Note 4 to our audited consolidated financial statements for the year ended December 31, 2012, included in our Annual Report on Form 10-K, for a discussion of our 2012 business acquisitions.

Consolidated Results of Operations

The table below provides selected financial data, excluding discontinued operations, for L-3 for the 2013 Second Quarter compared with the 2012 Second Quarter and the 2013 First Half compared with the 2012 First Half.

	Second Quarter Ended				First Half Ended
(in millions, except per share data)	June 28, 2013	June 29, 2012	Increase/ (decrease)		June 28, 2013	June 29, 2012	Increase/ (decrease)
Net sales	$3,192	$3,143	$49		$6,377	$6,303	$74
Operating income	$307	$331	$(24)		$620	$656	$(36)
Operating margin	9.6%	10.5%	(90)	bpts	9.7%	10.4%	(70)	bpts
Interest expense	$44	$45	$(1)		$87	$90	$(3)
Interest and other income, net	$5	$3	$2		$8	$6	$2
Effective income tax rate	30.6%	33.9%	(330)	bpts	29.8%	33.9%	(410)	bpts
Net income from continuing operation attributable to L-3	$185	$191	$(6)		$378	$377	$1
Diluted earnings per share from continuing operations	$2.03	$1.94	$0.09		$4.14	$3.79	$0.35
Diluted weighted average common shares outstanding	91.1	98.5	(7.4)		91.3	99.4	(8.1)

Net Sales: For the 2013 Second Quarter, consolidated net sales of $3.2 billion increased $49 million, or 2%, compared to the 2012 Second Quarter. Sales growth was primarily from the P&LS and C3ISR segments. Acquired businesses, which are all included in the Electronic Systems segment, added $24 million to net sales in the 2013 Second Quarter. Net sales to commercial and international customers increased 17%, or $126 million, to $856 million in the 2013 Second Quarter, including $24 million from acquired businesses, compared to $730 million in the 2012 Second Quarter. Net sales to commercial and international customers, as a percentage of consolidated net sales, increased to 27% for the 2013 Second Quarter compared to 23% for the 2012 Second Quarter.

Sales from products increased by $19 million to $1,810 million for the 2013 Second Quarter, compared to $1,791 million for the 2012 Second Quarter. Sales from products represented approximately 57% of consolidated net sales for both the 2013 Second Quarter and the 2012 Second Quarter. Sales from products increased primarily due to sales from the L-3 Link Simulation & Training U.K Limited (Link U.K.) acquisition and organic sales growth primarily for: (1) Platform Solutions due to increased volume for the Australia C-27J and modifications for U.S. Air Force (USAF) EC-130 aircraft and international head-of-state aircraft, (2) Precision Engagement due to increased deliveries of ordnance products, and (3) Simulation & Training due to increased deliveries of U.S. Army rotary wing training systems for the Flight School XXI program. These increases were partially offset by sales declines for: (1) Space & Propulsion Systems primarily due to funding declines for the Missile Defense Agency’s (MDA) air-launched target programs and lower sales of transmissions for Bradley fighting vehicles, (2) Microwave Products due to a decline in deliveries of power devices for commercial satellite communication systems, and (3) Security & Detection Systems primarily due to completion of certain international contracts and timing of deliveries to the Transportation Security Administration (TSA).

Sales from services increased by $30 million to $1,382 million for the 2013 Second Quarter, compared to $1,352 million for the 2012 Second Quarter. Sales from services represented approximately 43% of consolidated net sales for both the 2013 Second Quarter and the 2012 Second Quarter. Sales from services increased primarily due to higher volume for Networked Communication Systems for field support services for airborne and ground datalink systems, ISR Systems for U.S. Government customers for logistics support and fleet management services, and Marine Services for life-cycle support services for U.S. Navy towed arrays and the landing craft air cushion (LCAC) vehicle service life extension program. These increases were partially offset by: (1) a decrease in Logistics Solutions primarily due to the competitive loss of a task order for U.S. Army contract field team support services and reduced fleet management services due to the loss of the Joint

Primary Aircraft Training Systems (JPATS) contract for the USAF and (2) lower demand for technical support for a U.S. Government agency due to sequestration funding reductions and less demand and reduced work share for information technology (IT) support services for the U.S. Special Operations Command (USSOCOM).

For the 2013 First Half, consolidated net sales of $6.4 billion increased $74 million, or 1%, compared to the 2012 First Half. Sales growth in the Electronic Systems, P&LS and C3ISR segments was partially offset by lower sales from the NSS segment. Acquired businesses, which are all included in the Electronic Systems segment, added $72 million to net sales in the 2013 First Half. Net sales to commercial and international customers increased 18%, or $248 million, to $1,663 million in the 2013 First Half, including $65 million from acquired businesses, compared to $1,415 million in the 2012 First Half. Net sales to commercial and international customers, as a percentage of consolidated net sales, increased to 26% for the 2013 First Half compared to 22% for the 2012 First Half.

Sales from products increased by $86 million to $3,623 million, representing approximately 57% of consolidated net sales for the 2013 First Half, compared to $3,537 million, or approximately 56% of consolidated net sales for the 2012 First Half. Sales from products increased primarily due to sales from the Link U.K. acquisition and organic sales growth primarily for: (1) ISR Systems due to small ISR aircraft sales to the DoD and higher volume for ISR platforms for foreign military customers, (2) Platform Solutions due to increased volume for the Australia C-27J and modifications for USAF EC-130 aircraft and international head-of-state aircraft, (3) Precision Engagement due to increased deliveries of ordnance products, and (4) Simulation & Training due to increased deliveries of U.S. Army rotary wing training systems for the Flight School XXI program. These increases were partially offset by sales declines for: (1) Networked Communication Systems due to lower volume as a production contract for vehicle mounted satellite communication ground stations nears completion and declining U.S. Army demand for remote video terminals, (2) Space & Propulsion Systems primarily due to funding declines for the MDA air-launched target programs and lower sales of transmissions for Bradley Fighting vehicles, (3) Power & Control Systems primarily due to lower demand for commercial shipbuilding products, (4) Sensor Systems primarily due to lower volume for the Persistent Threat Detection System contract (PTDS), and (5) Security & Detection Systems primarily due to completion of certain international contracts and timing of deliveries to the TSA.

Sales from services decreased by $12 million to $2,754 million, representing approximately 43% of consolidated net sales for the 2013 First Half, compared to $2,766 million, or approximately 44% of consolidated net sales for the 2012 First Half. Sales from services decreased primarily due to trends similar to the 2013 Second Quarter as discussed above.

See the segment results below for additional discussion of our sales.

Operating income and operating margin: Operating income for the 2013 Second Quarter of $307 million decreased $24 million, or 7%, as compared to the 2012 Second Quarter. Operating margin decreased by 90 basis points to 9.6% for the 2013 Second Quarter compared to 10.5% for the 2012 Second Quarter. The decrease in operating margin is primarily due to higher design and production costs and sales mix changes for the C3ISR and Electronic Systems segments. In addition, acquired businesses reduced operating margin by 10 basis points and higher pension expense of $4 million ($3 million after income taxes, or $0.03 per diluted share) reduced operating margin by 10 basis points. Furthermore, the 2013 Second Quarter included severance charges that reduced operating income by $9 million ($6 million after income taxes, or $0.07 per diluted share), which was higher by $4 million compared to the 2012 Second Quarter. Higher severance costs reduced operating margin by 10 basis points.

Operating income for the 2013 First Half of $620 million decreased $36 million, or 5%, as compared to the 2012 First Half. Operating margin decreased by 70 basis points to 9.7% for the 2013 First Half compared to 10.4% for the 2012 First Half. The decrease in operating margin is primarily due to higher design and production costs for the C3ISR segment and sales mix changes for the Electronic Systems segment. In addition, acquired businesses reduced operating margin by 10 basis points and higher pension expense of $8 million ($5 million after income taxes, or $0.05 per diluted share) reduced operating margin by 10 basis points. Furthermore, the 2013 First Half included severance charges that reduced operating income by $14 million

($9 million after income taxes, or $0.10 per diluted share), which was higher by $2 million compared to the 2012 First Half.

See the segment results below for additional discussion of our operating margin.

Interest expense: Interest expense for the 2013 Second Quarter declined by $1 million, as lower outstanding debt reduced interest expense by $8 million, which was partially offset by $7 million of interest expense that was allocated to discontinued operations in the 2012 Second Quarter.

Interest expense for the 2013 First Half declined by $3 million, as lower outstanding debt reduced interest expense by $16 million, which was partially offset by $13 million of interest expense that was allocated to discontinued operations in the 2012 First Half.

Effective income tax rate: The effective tax rate for the 2013 Second Quarter decreased to 30.6% from 33.9% for the same period last year. The decrease is primarily due to tax benefits in the 2013 Second Quarter of: (1) $6 million primarily related to the reversal of amounts accrued for foreign taxes for years in which the statute of limitations expired and to the finalization of tax returns in certain foreign jurisdictions, and (2) $3 million related to the U.S. Federal research and experimentation tax credit.

The effective tax rate for the 2013 First Half decreased to 29.8% from 33.9% for the same period last year. The decrease is primarily due to tax benefits in the 2013 First Half of: (1) $15 million related to the retroactive reinstatement in January 2013 of the U.S. Federal research and experimentation tax credit for all of 2012 and 2013, of which $10 million ($0.11 per diluted share) relates to the 2012 benefit and $5 million relates to the 2013 First Half benefit and (2) $8 million primarily related to the reversal of amounts accrued for foreign taxes for years in which the statute of limitations expired and to the finalization of tax returns in certain foreign jurisdictions.

Net income from continuing operations attributable to L-3 and diluted earnings per share (EPS) from continuing operations: Net income from continuing operations attributable to L-3 in the 2013 Second Quarter decreased 3% to $185 million compared to the 2012 Second Quarter, and diluted EPS from continuing operations increased 5% to $2.03 from $1.94.

Net income from continuing operations attributable to L-3 in the 2013 First Half increased $1 million to $378 million compared to the 2012 First Half, and diluted EPS from continuing operations increased 9% to $4.14 from $3.79.

Diluted weighted average common shares outstanding: Diluted weighted average common shares outstanding declined by 8% for both the 2013 Second Quarter and 2013 First Half compared to the same periods last year. The decreases were due to repurchases of our common stock in connection with our share repurchase program authorized by our Board of Directors, partially offset by additional shares issued in connection with various employee stock-based compensation programs and contributions to employee savings plans made in common stock.

Segment Results of Operations

The table below presents selected data by segment reconciled to consolidated totals. See Note 21 to our unaudited condensed consolidated financial statements contained in this quarterly report for additional segment data.

	Second Quarter Ended		First Half Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(dollars in millions)
Net sales:(1)
C3ISR	$881.7	$862.0	$1,770.1	$1,748.1
Electronic Systems	1,357.4	1,352.3	2,707.3	2,664.9
P&LS	620.3	591.5	1,236.8	1,205.5
NSS	332.8	337.2	662.5	684.9

Consolidated net sales	$3,192.2	$3,143.0	$6,376.7	$6,303.4

Operating income:
C3ISR	$69.2	$86.3	$160.7	$178.9
Electronic Systems	152.0	170.6	295.7	322.1
P&LS	65.9	51.5	123.4	113.8
NSS	19.5	22.7	40.1	41.6

Consolidated operating income	$306.6	$331.1	$619.9	$656.4

Operating margin:
C3ISR	7.8%	10.0%	9.1%	10.2%
Electronic Systems	11.2%	12.6%	10.9%	12.1%
P&LS	10.6%	8.7%	10.0%	9.4%
NSS	5.9%	6.7%	6.1%	6.1%

Consolidated operating margin	9.6%	10.5%	9.7%	10.4%

(1)	Net sales are after intercompany eliminations.

C3ISR

	Second Quarter Ended				First Half Ended
	June 28, 2013	June 29, 2012	Increase/ (decrease)		June 28, 2013	June 29, 2012	Increase/ (decrease)
	(dollars in millions)
Net sales	$881.7	$862.0	$19.7		$1,770.1	$1,748.1	$22.0
Operating income	$69.2	$86.3	$(17.1)		$160.7	$178.9	$(18.2)
Operating margin	7.8%	10.0%	(220)	bpts	9.1%	10.2%	(110)	bpts

C3ISR net sales for the 2013 Second Quarter increased by $20 million, or 2%, compared to the 2012 Second Quarter. Sales increased by $10 million for networked communication systems and $10 million for ISR Systems. The increase for networked communication systems was due to higher volume of airborne and ground datalink systems for manned and unmanned platforms, partially offset by lower volume as the production work on a contract for vehicle mounted satellite communication ground stations nears completion and declining U.S. Army demand for remote video terminals. Sales increased for ISR Systems primarily due to higher volume for U.S. Government customers for logistics support and fleet management services.

C3ISR operating income for the 2013 Second Quarter of $69 million, which included severance charges of $3 million, decreased by $17 million, or 20%, compared to the 2012 Second Quarter. Operating margin decreased by 220 basis points to 7.8%. Operating margin declined by 100 basis points due to sales mix changes for ISR Systems and 70 basis points primarily due to higher design and production costs on select networked communication systems contracts. Higher pension expense of $4 million reduced operating margin by 50 basis points.

C3ISR net sales for the 2013 First Half increased by $22 million, or 1%, compared to the 2012 First Half. Sales increased by $78 million for ISR Systems and decreased $56 million for networked communication systems. The increase for ISR systems was due to small ISR aircraft sales to the DoD and higher volume for U.S. Government customers for logistics support and fleet management services and ISR platforms for foreign military customers. The decrease in sales for networked communication systems was due to lower volume as the production work on a contract for vehicle mounted satellite communication ground stations nears completion, and declining U.S. Army demand for remote video terminals. These decreases were partially offset by higher volume for airborne and ground datalink systems for manned and unmanned platforms.

C3ISR operating income for the 2013 First Half of $161 million, which included severance charges of $3 million, decreased by $18 million, or 10%, compared to the 2012 First Half. Operating margin decreased by 110 basis points to 9.1%. Operating margin declined by 200 basis points primarily due to higher design and production costs for select networked communication systems contracts compared to the 2012 First Half. Higher pension expense of $8 million reduced operating margin by 40 basis points. These decreases were partially offset by 130 basis points primarily due to sales mix changes for ISR Systems.

Electronic Systems

	Second Quarter Ended				First Half Ended
	June 28, 2013	June 29, 2012	Increase/ (decrease)		June 28, 2013	June 29, 2012	Increase/ (decrease)
	(dollars in millions)
Net sales	$1,357.4	$1,352.3	$5.1		$2,707.3	$2,664.9	$42.4
Operating income	$152.0	$170.6	$(18.6)		$295.7	$322.1	$(26.4)
Operating margin	11.2%	12.6%	(140)	bpts	10.9%	12.1%	(120)	bpts

Electronic Systems net sales for the 2013 Second Quarter increased by $5 million compared to the 2012 Second Quarter. Sales increased: (1) $37 million for Simulation & Training, of which $25 million was due to the Link U.K. acquisition and $12 million was primarily due to increased deliveries of U.S. Army rotary wing training systems for the Flight School XXI program, (2) $23 million for Precision Engagement primarily due to the timing of deliveries of ordnance products, and (3) $9 million for Marine Services primarily due to volume for life-cycle support services for U.S. Navy towed arrays and the LCAC vehicle service life extension program. These increases were partially offset by sales decreases of: (1) $28 million for Microwave Products primarily due to a decline in deliveries of power devices for commercial satellite communication systems, (2) $20 million for Security & Detection Systems primarily due to completion of certain international contracts and the timing of deliveries to the TSA, and (3) $16 million primarily for Space & Propulsion Systems due to funding declines for the MDA air-launched target programs and lower sales of transmissions for Bradley fighting vehicles.

Electronic Systems operating income for the 2013 Second Quarter of $152 million, which included severance charges of $6 million, decreased by $19 million, or 11%, compared to the 2012 Second Quarter. Operating margin decreased by 140 basis points to 11.2%. Operating margin declined 60 basis points due to higher costs on certain commercial shipbuilding contracts for Power & Control Systems compared to the 2012 First Half and risk retirements for mature programs that were nearing completion in the 2012 Second Quarter for Aviation Products and Warrior Systems, 40 basis points due to acquired businesses, 20 basis points primarily due to the sales decline for Microwave Products and Security & Detection Systems, and 20 basis points due to higher severance costs.

Electronic Systems net sales for the 2013 First Half increased by $42 million, or 2%, compared to the 2012 First Half. Sales increased: (1) $86 million for Simulation & Training, of which $54 million was due to the Link

U.K. acquisition and $32 million was primarily due to increased deliveries of U.S. Army rotary wing training systems for the Flight School XXI program and upgrades for F/A-18 trainers, (2) $39 million for Precision Engagement primarily due to the timing of deliveries of ordnance products, and (3) $20 million for Marine Services primarily due to volume for life-cycle support services for U.S. Navy towed arrays and the LCAC vehicle service life extension program. These increases were partially offset by sales decreases of: (1) $35 million for Space & Propulsion Systems primarily due to certain funding constraints for the MDA air-launched target programs, (2) $27 million for Power & Control Systems primarily due to lower demand for commercial shipbuilding products, (3) $19 million for Security & Detection Systems primarily due to the completion of certain international contracts and the timing of deliveries to the TSA, (4) $14 million primarily for Microwave Products ($46 million of lower sales due to a decline in deliveries of power devices for commercial satellite communication systems, partially offset by $32 million of higher sales due to increased deliveries of mobile and ground-based satellite communication systems for the U.S. military), and (5) $8 million for Sensor Systems ($77 million of lower volume primarily for airborne EO/IR turrets for the PTDS contract due to the U.S. military troop drawdown in Afghanistan, partially offset by $55 million in increased volume for force protection products for a foreign military customer and sales of $14 million from the Kollmorgen Electro-Optical (L-3 KEO) acquisition).

Electronic Systems operating income for the 2013 First Half of $296 million, which included severance charges of $10 million, decreased by $26 million, or 8%, compared to the 2012 First Half. Operating margin decreased by 120 basis points to 10.9%. Operating margin declined by: (1) 140 basis points primarily due to the sales declines for Sensor Systems, Security & Detection Systems, and Space & Propulsion Systems discussed above and lower margin sales mix at Warrior Systems, (2) 30 basis points due to acquired businesses, and (3) 10 basis points due to higher severance costs. These declines were partially offset by 60 basis points due to improved contract performance across several business areas, including Microwave Products and Space & Propulsion Systems.

P&LS

	Second Quarter Ended				First Half Ended
	June 28, 2013	June 29, 2012	Increase		June 28, 2013	June 29, 2012	Increase
	(dollars in millions)
Net sales	$620.3	$591.5	$28.8		$1,236.8	$1,205.5	$31.3
Operating income	$65.9	$51.5	$14.4		$123.4	$113.8	$9.6
Operating margin	10.6%	8.7%	190	bpts	10.0%	9.4%	60	bpts

P&LS net sales for the 2013 Second Quarter increased by $29 million, or 5%, compared to the 2012 Second Quarter. Platform Solutions sales increased by $46 million, which was partially offset by a sales decline of $17 million for Logistics Solutions. The Platform Solutions sales increase was primarily due to increased volume for the Australia C-27J, aircraft maintenance for the DND, modifications for the USAF EC-130 aircraft, and international head-of-state aircraft. The decrease in Logistics Solutions was primarily due to the competitive loss of a task order for U.S. Army contract field team support services in Southwest Asia, which was completed in 2012, and reduced fleet management services due to the loss of the JPATS contract for the USAF, partially offset by increased volume for field maintenance and sustainment services for USAF training aircraft.

P&LS operating income for the 2013 Second Quarter of $66 million increased by $14 million, or 28%, compared to the 2012 Second Quarter. Operating margin increased by 190 basis points to 10.6% primarily due to higher margin sales mix for Logistics Solutions.

P&LS net sales for the 2013 First Half increased by $31 million, or 3%, compared to the 2012 First Half. Platform Solutions sales increased by $102 million, which was partially offset by a sales decline of $71 million for Logistics Solutions. The Platform Solutions sales increase and the Logistics Solutions sales decrease were due to trends similar to the 2013 Second Quarter.

P&LS operating income for the 2013 First Half of $123 million increased by $10 million, or 8%, compared to the 2012 First Half. Operating margin increased by 60 basis points to 10.0% primarily due to higher margin sales mix for Logistics Solutions.

NSS

	Second Quarter Ended				First Half Ended
	June 28, 2013	June 29, 2012	Decrease		June 28, 2013	June 29, 2012	Decrease
	(dollars in millions)
Net sales	$332.8	$337.2	$ (4.4)		$662.5	$684.9	$(22.4)
Operating income	$19.5	$22.7	$ (3.2)		$40.1	$41.6	$(1.5)
Operating margin	5.9%	6.7%	(80)	bpts	6.1%	6.1%	—	bpts

NSS net sales for the 2013 Second Quarter decreased by $4 million, or 1%, compared to the 2012 Second Quarter. Sales decreased by $12 million primarily due to lower demand for a technical support contract for a U.S. Government agency due to sequestration funding reductions and less demand for USSOCOM IT support services, as our previous single-award contract converted to several multiple-award contracts, which reduced our workshare. These decreases were partially offset primarily by $8 million of higher sales due to increased demand for intelligence and IT support services for the U.S. Government and U.S. Government agencies on existing contracts.

NSS operating income for the 2013 Second Quarter of $20 million decreased by $3 million, or 14%, compared to the 2012 Second Quarter. Operating margin decreased by 80 basis points to 5.9%. Operating margin decreased by 110 basis points primarily due to lower margin sales mix and 40 basis points primarily due to the timing of award fees. These decreases were partially offset by 70 basis points due to improved contract performance.

NSS net sales for the 2013 First Half decreased by $22 million, or 3%, compared to the 2012 First Half primarily due to less demand for USSOCOM IT support services as a result of a trend similar to the 2013 Second Quarter.

NSS operating income for the 2013 First Half of $40 million, which included severance charges of $1 million, decreased by $2 million, or 4%, compared to the 2012 First Half. Operating margin was 6.1%. Improved contract performance was offset by lower margin sales mix.

Liquidity and Capital Resources

Anticipated Sources and Uses of Cash Flow

At June 28, 2013, we had total cash and cash equivalents of $328 million as compared to $349 million at December 31, 2012. While no amounts of the cash and cash equivalents are considered restricted, $220 million was held by the Company’s foreign subsidiaries at June 28, 2013. The repatriation of cash held in non-U.S. jurisdictions is subject to local capital requirements, as well as income tax considerations. Our primary source of liquidity is cash flow generated from operations. We generated $396 million of cash from operating activities during the 2013 First Half. Significant cash used during the 2013 First Half included $248 million to repurchase shares of our common stock, $101 million paid for dividends and $110 million for capital expenditures.

As of June 28, 2013, we had the availability of substantially all of our $1 billion Amended and Restated Revolving Credit Facility. Our Amended and Restated Revolving Credit Facility expires on February 3, 2017. We currently believe that our cash from operating activities, together with our cash on hand, and available borrowings under our Amended and Restated Revolving Credit Facility will be adequate for the foreseeable future to meet our anticipated requirements for working capital, capital expenditures, defined benefit plan contributions, commitments, contingencies, research and development expenditures, business acquisitions (depending on the size), contingent purchase price payments on previous business acquisitions, program and other discretionary investments, interest payments, income tax payments, L-3 Holdings’ dividends and share repurchases.

Our business may not continue to generate cash flow at current levels, and it is possible that currently anticipated improvements may not be achieved. If we are unable to generate sufficient cash flow from operations to service our debt, we may be required to reduce costs and expenses, sell assets, reduce capital expenditures, reduce dividend payments, refinance all or a portion of our existing debt or obtain additional financing, which we may not be able to do on a timely basis, on satisfactory terms, or at all. Our ability to make scheduled principal payments or to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the U.S. defense industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

Balance Sheet

Billed receivables increased by $70 million to $1,038 million at June 28, 2013, from $968 million at December 31, 2012 due to the timing of billings and collections primarily for ISR Systems and P&LS, partially offset by $6 million of foreign currency translation adjustments.

Contracts in process increased by $12 million to $2,664 million at June 28, 2013, from $2,652 million at December 31, 2012 due to an increase of $54 million in unbilled contracts receivables, partially offset by decreases of: (1) $31 million in inventoried contracts cost, and (2) $11 million of foreign currency translation adjustments. The increase in unbilled contracts receivables is due to the liquidation of progress payments on deliveries of Joint Cargo Aircraft and deliveries for Networked Communication Systems. The decrease in inventoried contract costs is due to the timing of deliveries across several business areas, primarily Networked Communication Systems.

L-3’s receivables days sales outstanding (DSO) was 74 at June 28, 2013, compared with 71 at December 31, 2012 and 77 at June 29, 2012. The increase in DSO was primarily due to the increase in our net billed and unbilled contract receivables. We calculate our DSO by dividing: (1) our aggregate end of period billed receivables and net unbilled contract receivables, by (2) our trailing 12 month sales adjusted, on a pro forma basis, to include sales from business acquisitions and exclude sales from business divestitures that we completed as of the end of the period, multiplied by the number of calendar days in the trailing 12 month period (364 days at June 28, 2013, 366 days at December 31, 2012 and 364 days at June 29, 2012). Our trailing 12 month pro forma sales were $13,228 million at June 28, 2013, $13,240 million at December 31, 2012 and $13,268 million at June 29, 2012.

The increase in inventories was primarily due to higher inventory for Warrior Systems to support customer demand, partially offset by shipments of Microwave Products and $3 million for foreign currency translation adjustments.

Goodwill decreased by $42 million to $7,702 million at June 28, 2013 from $7,744 million at December 31, 2012. The table below presents the changes in goodwill by segment.

	C3ISR	Electronic Systems	P&LS	NSS	Consolidated Total
	(in millions)
Balance at December 31, 2012	$797	$4,804	$1,175	$968	$7,744
Business dispositions	—	(2)	—	—	(2)
Foreign currency translation adjustments(1)	—	(26)	(13)	(1)	(40)

Balance at June 28, 2013	$797	$4,776	$1,162	$967	$7,702

(1)

The decreases in goodwill presented in the Electronic Systems, P&LS and NSS segments were primarily due to the strengthening of the U.S. dollar against the Canadian dollar, British pound and Euro during the first half period ended June 28, 2013.

The decrease in identifiable intangible assets was primarily due to amortization expense.

The increase in other assets is primarily due to higher long-term receivables for leased training systems and higher capitalized software costs.

The fluctuations in accounts payable and accrued expenses were primarily due to the timing of when invoices for purchases from third party vendors and subcontractors were received and payments were made.

The decrease in advance payments and billings in excess of costs incurred was primarily due to the liquidation of balances on contracts for Sensor Systems, Platform Solutions and Networked Communication Systems and $8 million of foreign currency translation adjustments.

The increase in pension and postretirement benefit plan liabilities was primarily due to pension expense (excluding amortization of net losses) exceeding cash contributions during the 2013 First Half. We expect to contribute cash of approximately $165 million to our pension plans in 2013, including $95 million of voluntary contributions, of which $43 million was contributed during the 2013 First Half.

Non-current deferred income tax liabilities increased primarily due to amortization of certain goodwill and other identifiable intangible assets for tax purposes.

Statement of Cash Flows

2013 First Half Compared with 2012 First Half

The table below provides a summary of our cash flows from operating, investing, and financing activities for the periods indicated.

	First Half Ended
	June 28, 2013	June 29, 2012
	(in millions)
Net cash from operating activities from continuing operations	$396	$337
Net cash used in investing activities from continuing operations	(104)	(295)
Net cash used in financing activities from continuing operations	(304)	(392)

Operating Activities — Continuing Operations

We generated $396 million of cash from operating activities during the 2013 First Half, an increase of $59 million compared with $337 million generated during the 2012 First Half. The increase was due to: (1) an increase in income from continuing operations of $2 million and (2) $84 million of less cash used for changes in operating assets and liabilities primarily due to contracts in process and inventory, and lower pension plan contributions and income tax payments. These increases were partially offset by lower non-cash expenses of $27 million. See the discussion above under “Liquidity and Capital Resources — Balance Sheet” for additional information on changes in operating assets and liabilities.

Investing Activities — Continuing Operations

During the 2013 First Half, we used $104 million of cash, including $110 million for capital expenditures. These cash outflows were partially offset by proceeds of $9 million from dispositions of property, plant and equipment and $4 million from a business divesture. The 2012 First Half includes $216 million of cash used for the L-3 KEO and MAVCO business acquisitions and $76 million for capital expenditures.

Financing Activities — Continuing Operations

Debt

At June 28, 2013 total outstanding debt was $3,630 million, of which $2,941 million was senior debt and $689 million was CODES, compared to $3,629 million at December 31, 2012, of which $2,940 million was senior debt and $689 million was CODES. At June 28, 2013, there were no borrowings outstanding under our $1 billion Amended and Restated Revolving Credit Facility and we had substantially all of our $1 billion facility available for borrowings. We also had $488 million of outstanding standby letters of credit with financial institutions covering performance and financial guarantees per contractual requirements with certain customers, at June 28, 2013. These standby letters of credit may be drawn upon in the event that we do not perform on certain of our contractual requirements. At June 28, 2013, our outstanding debt matures between

November 15, 2016 and August 1, 2035. See Note 9 to our unaudited condensed consolidated financial statements contained in this quarterly report for the components of our debt at June 28, 2013.

Debt Covenants and Other Provisions. The Amended and Restated Revolving Credit Facility and Senior Notes contain financial and/or other restrictive covenants. See Note 10 to our audited consolidated financial statements for the year ended December 31, 2012, included in our Annual Report on Form 10-K, for a description of our debt and related financial covenants and cross default provisions. As of June 28, 2013, we were in compliance with our financial and other restrictive covenants.

Under select conditions, including if L-3 Holdings’ common stock price is more than 120% (currently $108.29) of the then current conversion price (currently $90.24) for a specified period, the conversion feature of the CODES will require L-3 Holdings, upon conversion, to pay the holders of the CODES the principal amount in cash, and if the settlement amount exceeds the principal amount, the excess will be settled in cash or stock or a combination thereof, at our option. See Note 10 to our audited consolidated financial statements for the year ended December 31, 2012, included in our Annual Report on Form 10-K, for additional information regarding the CODES, including conditions for conversion. L-3 Holdings’ closing stock price on July 26, 2013 was $92.15 per share.

Guarantees. The borrowings under the Amended and Restated Revolving Credit Facility are fully and unconditionally guaranteed by L-3 Holdings and by substantially all of the material wholly-owned domestic subsidiaries of L-3 Communications on an unsecured senior basis. The payment of principal and premium, if any, and interest on the Senior Notes are fully and unconditionally guaranteed, on an unsecured senior basis, jointly and severally, by L-3 Communications’ material wholly-owned domestic subsidiaries that guarantee any of its other indebtedness. The payment of principal and premium, if any, and interest on the CODES are fully and unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by L-3 Communications and its wholly-owned domestic subsidiaries that guarantee any of its other liabilities.

Prior to the spin-off of Engility, which was completed on July 17, 2012, Engility Holdings, Inc., Engility Corporation, International Resources Group Ltd. and LinCom Wireless, Inc. were guarantor subsidiaries. As a result of the spin-off, these entities no longer guarantee the debt of L-3 Communications or L-3 Holdings.

Subordination. The guarantees of the Amended and Restated Revolving Credit Facility and the Senior Notes rank senior to the guarantees of the CODES and rank pari passu with each other.

Equity

Repurchases of L-3 Holdings’ common stock, under the share repurchase programs approved by the Board of Directors, are made from time to time at management’s discretion in accordance with applicable U.S. Federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, legal requirements, other investment opportunities (including acquisitions), market conditions and other factors. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares.

The table below presents our repurchases of L-3 Holdings’ common stock during the 2013 First Half.

	Total Number of Shares Purchased	Average Price Paid Per Share	Treasury Stock
			(at cost in millions)
January 1 — March 29, 2013	1,571,672	$77.30	$122
March 30 — June 28, 2013	1,512,201	$83.59	$126

Of the $248 million of aggregate share repurchases made by L-3 Holdings in the 2013 First Half, $168 million were made under the April 26, 2011 share repurchase program approved by L-3 Holdings’ Board of Directors. The April 26, 2011 $1.5 billion share repurchase program expired on April 30, 2013. At June 28, 2013, the remaining dollar value under the February 5, 2013 share repurchase program approved by L-3 Holdings’ Board of Directors was $1,420 million. From June 29, 2013 through July 26, 2013, L-3 Holdings repurchased 237,241 of its common stock at an average price of $88.41 per share for an aggregate amount of $21 million under the February 5, 2013 share repurchase program.

During the 2013 First Half, L-3 Holdings’ Board of Directors authorized the quarterly cash dividends in the table below.

Date Declared	Record Date	Cash Dividend Per Share	Date Paid	Total Dividends Paid
				(in millions	)
February 5, 2013	March 1, 2013	$0.55	March 15, 2013	$50
April 30, 2013	May 17, 2013	$0.55	June 17, 2013	$49

In addition to the dividends in the table above, the Company paid $2 million of previously accrued dividends for employee held stock-awards during the first half period ended June 28, 2013.

On June 19, 2013, L-3 Holdings’ Board of Directors declared a quarterly cash dividend of $0.55 per share, payable on September 16, 2013, to shareholders of record at the close of business on August 19, 2013.

Legal Proceedings and Contingencies

For a discussion of legal proceedings and contingencies that could impact our results of operations, financial condition or cash flows, see Note 17 to our unaudited condensed consolidated financial statements contained in this quarterly report.

Forward-Looking Statements

Certain of the matters discussed in this report, including information regarding the Company’s 2013 financial outlook, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than historical facts, may be forward-looking statements, such as “may,” “will,” “should,” “likely,” “projects,” ‘‘expects,’’ ‘‘anticipates,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘believes,’’ ‘‘estimates,’’ and similar expressions are used to identify forward-looking statements. The Company cautions investors that these statements are subject to risks and uncertainties many of which are difficult to predict and generally beyond the Company’s control that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. Some of the factors that could cause actual results to differ include, but are not limited to, the following: our dependence on the defense industry; backlog processing and program slips resulting from delayed funding of the Department of Defense (DoD) budget; the outcome of sequestration cuts to the defense budget and the apportionment of available funding between programs; our reliance on contracts with a limited number of customers and the possibility of termination of government contracts by unilateral government action or for failure to perform; the extensive legal and regulatory requirements surrounding many of our contracts; our ability to retain our existing business and related contracts; our ability to successfully compete for and win new business; or, identify, acquire and integrate additional businesses; our ability to maintain and improve our operating margin; the availability of government funding and changes in customer requirements for our products and services; our significant amount of debt and the restrictions contained in our debt agreements; our ability to continue to recruit, retain and train our employees; actual future interest rates, volatility and other assumptions used in the determination of pension benefits and equity based compensation, as well as the market performance of benefit plan assets; our collective bargaining agreements, our ability to successfully negotiate contracts with labor unions and our ability to favorably resolve labor disputes should they arise; the business, economic and political conditions in the markets in which we operate; global economic uncertainty; the DoD’s in-sourcing and efficiency initiatives; events beyond our control such as acts of terrorism; our ability to perform contracts on schedule; our international operations; our extensive use of fixed-price type contracts; the rapid change of technology and high level of competition in which our businesses participate; our introduction of new products into commercial markets or our investments in civil and commercial products or companies; the outcome of litigation matters; results of audits by U.S. Government agencies and of on-going governmental investigations; the impact on our business of improper conduct by our employees, agents or business partners; ultimate resolution of contingent matters, claims and investigations relating to acquired businesses, and the impact on the final purchase price allocations; and the fair values of our assets.

Our forward-looking statements speak only as of the date of this report or as of the date they were made, and we undertake no obligation to update forward-looking statements. For a more detailed discussion of these factors, also see the information under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent annual report on Form 10-K for the year ended December 31, 2012 and in this quarterly report on Form 10-Q, and any material updates to these factors contained in any of our future filings.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Derivative Financial Instruments and Other Market Risks,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for a discussion of our exposure to market risks. There were no material changes to our disclosure about market risks during the 2013 First Half. See Notes 15 and 16 to our unaudited condensed consolidated financial statements contained in this quarterly report for the aggregate fair values and notional amounts of our foreign currency forward contracts at June 28, 2013.

ITEM 4.

CONTROLS AND PROCEDURES

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 related to L-3 Holdings and L-3 Communications is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 28, 2013. Based upon that evaluation, our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer concluded that, as of June 28, 2013, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 17 to our unaudited condensed consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.

ITEM 1A.

RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview and Outlook — Business Environment”, which could materially affect our business, financial condition or future results. Other than as described in “Business Environment”, there have been no material changes to the risk factors disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about share repurchases made by L-3 Holdings of its common stock during the 2013 Second Quarter. Repurchases are made from time to time at management’s discretion in accordance with applicable U.S. Federal securities laws. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
				(in millions)
March 30 — April 30, 2013(1)	569,807	$81.50	569,807	$1,500
May 1 — May 31, 2013(2)	438,950	$84.26	438,950	$1,463
June 1 — June 28, 2013(2)	503,444	$85.39	503,444	$1,420

Total	1,512,201	$83.59	1,512,201

(1)

The share repurchases that were completed from March 30, 2013 through April 30, 2013 (including all share repurchases that settled through May 3, 2013) were made pursuant to the $1.5 billion share repurchase program authorized by L-3 Holdings’ Board of Directors on April 26, 2011, which expired on April 30, 2013.

(2)

The share repurchases that were completed from May 1, 2013 through June 28, 2013 were made pursuant to the $1.5 billion share repurchase program authorized by L-3 Holdings’ Board of Directors on February 5, 2013, which had a remaining dollar value of authorization of $1,420 million at June 28, 2013 and expires on June 30, 2015.

ITEM 6.

EXHIBITS

For a list of exhibits, see the Exhibit Index in this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

L-3 COMMUNICATIONS HOLDINGS, INC.

L-3 COMMUNICATIONS CORPORATION

By:	/s/ Ralph G. D’Ambrosio
Title: Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 1, 2013

EXHIBIT INDEX

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference to such previous filings.

Exhibit No.	Description of Exhibits

2.1	Distribution Agreement between L-3 Communications Holdings, Inc. and Engility Holdings, Inc. dated as of July 16, 2012 (incorporated by reference to Exhibit 2.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended September 28, 2012 (File Nos. 001-14141 and 333-46983)).

3.1	Amended and Restated Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants’ Current Report on Form 8-K filed on May 2, 2013 (File Nos. 001-14141 and 333-46983)).

3.2	Amended and Restated By-Laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrants’ Current Report on Form 8-K filed on May 2, 2013 (File Nos. 001-14141 and 333-46983)).

3.3	Certificate of Incorporation of L-3 Communications Corporation (incorporated by reference to Exhibit 3.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-31649)).

3.4	Amended and Restated Bylaws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to the Registrants’ Current Report on Form 8-K filed on December 17, 2007 (File Nos. 001-14141 and 333-46983)).

4.1	Form of Common Stock Certificate of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 25, 2010 (File Nos. 001-14141 and 333-46983)).

4.2	Indenture dated as of July 29, 2005 (CODES Indenture) among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (incorporated by reference to Exhibit 10.70 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File Nos. 001-14141 and 333-46983)).

4.3	Supplemental Indenture dated as of February 3, 2012 among L-3 Communications Holdings, Inc., The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, and the guarantors named therein to the CODES Indenture dated as of July 29, 2005 among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.5 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2011 (File Nos. 001-14141 and 333-46983)).

4.4	Indenture dated as of October 2, 2009 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.15 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 25, 2009 (File Nos. 001-14141 and 333-46983)).

4.5	Supplemental Indenture dated as of February 3, 2012 among L-3 Communications Corporation, The Bank of New York Mellon, as trustee, and the guarantors named therein to the Indenture dated as of October 2, 2009 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.7 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2011 (File Nos. 001-14141 and 333-46983)).

Exhibit No.	Description of Exhibits

4.6	Indenture, dated as of May 21, 2010, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Registrants’ Current Report on Form 8-K dated May 24, 2010 (File Nos. 001-14141 and 333-46983)).

4.7	First Supplemental Indenture, dated as of May 21, 2010, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K dated May 24, 2010 (File Nos. 001-14141 and 333-46983)).

4.8	Second Supplemental Indenture, dated as of February 7, 2011, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K dated February 8, 2011 (File Nos. 001-14141 and 333-46983)).

4.9	Third Supplemental Indenture, dated as of November 22, 2011, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K dated November 22, 2011 (File Nos. 001-14141 and 333-46983)).

4.10	Fourth Supplemental Indenture, dated as of February 3, 2012, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A, as Trustee (incorporated by reference to Exhibit 4.12 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File Nos. 001-14141 and 333-46983)).

10.1	Amended and Restated Credit Agreement, dated as of February 3, 2012, among L-3 Communications Corporation, L-3 Communications Holdings, Inc. and certain subsidiaries of the Registrants from time to time party thereto as guarantors, certain lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K dated February 3, 2012 (File Nos. 001-14141 and 333-46983)).

10.2	Tax Matters Agreement between L-3 Communications Holdings, Inc. and Engility Holdings, Inc. dated as of July 16, 2012 (incorporated by reference to Exhibit 10.2 to the Registrants’ Quarterly Report on Form 10-Q for the period ended September 28, 2012 (File Nos. 001-14141 and 333-46983)).

**11	L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Common Share.

*12	Ratio of Earnings to Fixed Charges.

*31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*32	Section 1350 Certification.

***101.INS	XBRL Instance Document.

***101.SCH	XBRL Taxonomy Extension Schema Document.

***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit No.	Description of Exhibits

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	The information required in this exhibit is presented in Note 13 to the unaudited condensed consolidated financial statements as of June 28, 2013 contained in this quarterly report in accordance with the provisions of ASC 260, Earnings Per Share.

***	Filed electronically with this report.