Form 10-Q
period 2013-09-27
L 3 COMMUNICATIONS HOLDINGS INC; L 3 COMMUNICATIONS CORP
filed 2013-10-29
CIK 1056239, 1039101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

There were 88,625,424 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on October 23, 2013.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended September 27, 2013

		Page No.
	PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 27, 2013 (Unaudited) and December 31, 2012	1
	Unaudited Condensed Consolidated Statements of Operations for the Quarterly and Year-to-Date periods ended September 27, 2013 and September 28, 2012	2
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Quarterly and Year-to-Date periods ended September 27, 2013 and September 28, 2012	4
	Unaudited Condensed Consolidated Statements of Equity for the Year-to-Date periods ended September 27, 2013 and September 28, 2012	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Year-to-Date periods ended September 27, 2013 and September 28, 2012	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	51
ITEM 4.	Controls and Procedures	51

	PART II — OTHER INFORMATION
ITEM 1.	Legal Proceedings	52
ITEM 1A.	Risk Factors	52
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53
ITEM 6.	Exhibits	53
Signature		54

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	(Unaudited) September 27, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$377	$349
Billed receivables, net of allowances of $26 in 2013 and $33 in 2012	1,084	968
Contracts in process	2,691	2,636
Inventories	420	363
Deferred income taxes	98	95
Other current assets	127	144

Total current assets	4,797	4,555

Property, plant and equipment, net	1,023	1,016
Goodwill	7,757	7,776
Identifiable intangible assets	286	314
Deferred debt issue costs	25	29
Other assets	187	151

Total assets	$14,075	$13,841

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$558	$494
Accrued employment costs	585	551
Accrued expenses	414	462
Advance payments and billings in excess of costs incurred	557	668
Income taxes	6	21
Other current liabilities	383	395

Total current liabilities	2,503	2,591

Pension and postretirement benefits	1,343	1,360
Deferred income taxes	412	328
Other liabilities	357	390
Long-term debt	3,630	3,629

Total liabilities	8,245	8,298

Commitments and contingencies (see Note 17)
Equity:
L-3 shareholders’ equity:
L-3 Communications Holdings, Inc.’s common stock: $.01 par value; 300,000,000 shares authorized, 89,047,037 shares outstanding at September 27, 2013 and 90,433,743 shares outstanding at December 31, 2012 (L-3 Communications Corporation’s common stock: $.01 par value, 100 shares authorized, issued and outstanding)	5,555	5,314
L-3 Communications Holdings, Inc.’s treasury stock (at cost), 62,194,678 shares at September 27, 2013 and 57,418,645 shares at December 31, 2012	(4,892)	(4,488)
Retained earnings	5,621	5,191
Accumulated other comprehensive loss	(529)	(550)

Total L-3 shareholders’ equity	5,755	5,467
Noncontrolling interests	75	76

Total equity	5,830	5,543

Total liabilities and equity	$14,075	$13,841

See notes to unaudited condensed consolidated financial statements

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Third Quarter Ended
	September 27, 2013	September 28, 2012
Net sales:
Products	$1,696	$1,915
Services	1,300	1,368

Total net sales	2,996	3,283

Cost of sales:
Products	(1,486)	(1,717)
Services	(1,196)	(1,235)

Total cost of sales	(2,682)	(2,952)

Operating income	314	331
Interest expense	(44)	(48)
Interest and other income, net	3	—
Debt retirement charge	—	(8)

Income from continuing operations before income taxes	273	275
Provision for income taxes	(65)	(80)

Income from continuing operations	208	195
Loss from discontinued operations, net of income taxes	—	(1)

Net income	$208	$194
Net income attributable to noncontrolling interests	(4)	(2)

Net income attributable to L-3	$204	$192

Basic earnings (loss) per share attributable to L-3 Holdings’ common shareholders:
Continuing operations	$2.28	$2.01
Discontinued operations	—	(0.01)

Basic earnings per share	$2.28	$2.00

Diluted earnings (loss) per share attributable to L-3 Holdings’ common shareholders:
Continuing operations	$2.23	$1.98
Discontinued operations	—	(0.01)

Diluted earnings per share	$2.23	$1.97

Cash dividends paid per common share	$0.55	$0.50

L-3 Holdings’ weighted average common shares outstanding:
Basic	89.6	96.1

Diluted	91.3	97.4

See notes to unaudited condensed consolidated financial statements

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year-to-Date Ended
	September 27, 2013	September 28, 2012
Net sales:
Products	$5,319	$5,452
Services	4,054	4,134

Total net sales	9,373	9,586

Cost of sales:
Products	(4,729)	(4,837)
Services	(3,710)	(3,762)

Total cost of sales	(8,439)	(8,599)

Operating income	934	987
Interest expense	(131)	(138)
Interest and other income, net	11	6
Debt retirement charge	—	(8)

Income from continuing operations before income taxes	814	847
Provision for income taxes	(226)	(274)

Income from continuing operations	588	573
Income from discontinued operations, net of income taxes	—	32

Net income	$588	$605
Net income attributable to noncontrolling interests	(6)	(7)

Net income attributable to L-3	$582	$598

Basic earnings per share attributable to L-3 Holdings’ common shareholders:
Continuing operations	$6.47	$5.85
Discontinued operations	—	0.29

Basic earnings per share	$6.47	$6.14

Diluted earnings per share attributable to L-3 Holdings’ common shareholders:
Continuing operations	$6.37	$5.78
Discontinued operations	—	0.28

Diluted earnings per share	$6.37	$6.06

Cash dividends paid per common share	$1.65	$1.50

L-3 Holdings’ weighted average common shares outstanding:
Basic	89.9	97.4

Diluted	91.3	98.7

See notes to unaudited condensed consolidated financial statements

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Third Quarter Ended		Year-to-Date Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Net income	$208	$194	$588	$605
Other comprehensive income:
Foreign currency translation adjustments	34	46	(18)	28
Unrealized gains (losses) on hedging instruments(1)	3	2	(1)	4
Pension and postretirement benefit plans:
Amortization of net loss and prior service cost previously recognized(2)	13	9	40	31

Total other comprehensive income:	50	57	21	63

Comprehensive income	258	251	609	668
Comprehensive income attributable to noncontrolling interests	(4)	(2)	(6)	(7)

Comprehensive income attributable to L-3	$254	$249	$603	$661

(1)

Amounts are net of income taxes of $2 and $1 million for the quarterly periods ended September 27, 2013 and September 28, 2012, respectively, and income tax benefits of $1 million and income taxes of $2 million for the year-to-date periods ended September 27, 2013 and September 28, 2012, respectively.

(2)

Amounts are net of income taxes of $7 million and $8 million for the quarterly periods ended September 27, 2013 and September 28, 2012, respectively, and $23 million and $20 million for the year-to-date periods ended September 27, 2013 and September 28, 2012, respectively.

See notes to unaudited condensed consolidated financial statements

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except per share data)

	L-3 Holdings’ Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive (Loss) Income
	Shares Outstanding	Par Value		Treasury Stock	Retained Earnings		Noncontrolling Interests	Total Equity
For the Year-to-Date Ended September 27, 2013:
Balance at December 31, 2012	90.4	$1	$5,313	$(4,488)	$5,191	$(550)	$76	$5,543
Net income					582		6	588
Other comprehensive income						21		21
Distributions to noncontrolling interests							(7)	(7)
Cash dividends paid on common stock ($1.65 per share)					(149)			(149)
Shares issued:
Employee savings plans	1.3		97					97
Exercise of stock options	1.3		90					90
Employee stock purchase plan	0.5		18					18
Stock-based compensation expense			42					42
Treasury stock purchased	(4.8)			(404)				(404)
Other	0.3		(6)		(3)			(9)

Balance at September 27, 2013	89.0	$1	$5,554	$(4,892)	$5,621	$(529)	$75	$5,830

For the Year-to-Date Ended September 28, 2012:
Balance at December 31, 2011	99.0	$1	$5,063	$(3,616)	$5,641	$(454)	$89	$6,724
Net income					598		7	605
Other comprehensive income						63		63
Distributions to noncontrolling interests							(7)	(7)
Cash dividends paid on common stock ($1.50 per share)					(146)			(146)
Shares issued:
Employee savings plans	1.7		111					111
Exercise of stock options	0.2		12					12
Employee stock purchase plan	0.7		21					21
Stock-based compensation expense			46					46
Contributions received from the spin-off of Engility					335			335
Spin-off of Engility					(1,393)		(13)	(1,406)
Treasury stock purchased	(7.2)			(504)				(504)
Other	0.4		(10)		(2)			(12)

Balance at September 28, 2012	94.8	$1	$5,243	$(4,120)	$5,033	$(391)	$76	$5,842

See notes to unaudited condensed consolidated financial statements

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year-to-Date Ended
	September 27, 2013	September 28, 2012
Operating activities:
Net income	$588	$605
Income from discontinued operations, net of tax	—	(32)

Income from continuing operations	588	573
Depreciation of property, plant and equipment	122	124
Amortization of intangibles and other assets	36	41
Deferred income tax provision	45	50
Stock-based employee compensation expense	42	44
Contributions to employee savings plans in L-3 Holdings’ common stock	90	104
Amortization of pension and postretirement benefit plans net loss and prior service cost	63	51
Amortization of bond discounts and deferred debt issue costs (included in interest expense)	5	5
Other non-cash items	1	9
Changes in operating assets and liabilities, excluding amounts from acquisitions, divestitures and discontinued operations:
Billed receivables	(117)	152
Contracts in process	(36)	(351)
Inventories	(55)	(83)
Other assets	(45)	28
Accounts payable, trade	65	47
Accrued employment costs	27	35
Accrued expenses	(41)	(137)
Advance payments and billings in excess of costs incurred	(109)	107
Income taxes	32	(6)
Excess income tax benefits related to share-based payment arrangements	(3)	(2)
Other current liabilities	(8)	(47)
Pension and postretirement benefits	(23)	(53)
All other operating activities	(62)	1

Net cash from operating activities from continuing operations	617	692

Investing activities:
Contribution received from the spin-off of Engility	—	335
Business acquisitions, net of cash acquired	(2)	(349)
Proceeds from the sale of a business	4	—
Capital expenditures	(147)	(124)
Dispositions of property, plant and equipment	10	6
Other investing activities	(6)	(5)

Net cash used in investing activities from continuing operations	(141)	(137)

Financing activities:
Redemption of Senior Notes	—	(250)
Borrowings under revolving credit facility	1,382	199
Repayment of borrowings under revolving credit facility	(1,382)	(199)
Common stock repurchased	(404)	(504)
Dividends paid on L-3 Holdings’ common stock	(151)	(149)
Proceeds from exercises of stock options	91	12
Proceeds from employee stock purchase plan	28	30
Debt issue costs	—	(6)
Excess income tax benefits related to share-based payment arrangements	3	2
Other financing activities	(13)	(18)

Net cash used in financing activities from continuing operations	(446)	(883)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(2)	4
Cash from (used in) discontinued operations:
Operating activities	—	75
Financing activities	—	(1)

Cash from discontinued operations	—	74

Net increase (decrease) in cash and cash equivalents	28	(250)
Cash and cash equivalents, beginning of the period	349	764

Cash and cash equivalents, end of the period	$377	$514

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

2.  Basis of Presentation

These unaudited condensed consolidated financial statements for the quarterly and nine month (year-to-date) periods ended September 27, 2013 should be read in conjunction with the audited consolidated financial statements of L-3 Holdings and L-3 Communications included in their Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

The audited condensed consolidated balance sheet as of December 31, 2012 has been revised for the final purchase price allocation of the Link Simulation & Training U.K. Limited (Link U.K.) business acquisition. Link U.K is the commercial aircraft simulation business acquired from Thales Group effective August 6, 2012. During the third quarter of 2013, the Company completed the purchase price allocation, which was based on the final appraisals and valuations of the acquired assets and liabilities and estimated final closing date net working capital. The L-3 audited condensed consolidated balance sheet as of December 31, 2012 has been adjusted in accordance with the accounting standards for business combinations. See Note 4 for additional information regarding the final purchase price allocation for Link U.K. and resulting adjustments.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

Principles of Consolidation and Reporting

The accompanying financial statements comprise the consolidated financial statements of L-3 Holdings and L-3 Communications. L-3 Holdings’ only asset is its investment in the common stock of L-3 Communications, its wholly-owned subsidiary, and its only obligations are: (1) the 3% Convertible Contingent Debt Securities (CODES) due 2035, which were issued by L-3 Holdings on July 29, 2005, (2) its guarantee of borrowings under the Amended and Restated Revolving Credit Facility of L-3 Communications and (3) its guarantee of other contractual obligations of L-3 Communications and its subsidiaries. L-3 Holdings’ obligations relating to the CODES have been jointly, severally, fully and unconditionally guaranteed by L-3 Communications and certain of its wholly-owned domestic subsidiaries. Accordingly, such debt has been reflected as debt of L-3 Communications in its consolidated financial statements in accordance with the accounting standards for pushdown accounting. All issuances of and conversions into L-3 Holdings’ equity securities, including grants of stock options, restricted stock, restricted stock units and performance units by L-3 Holdings to employees and directors of L-3 Communications and its subsidiaries, have been reflected in the consolidated financial statements of L-3 Communications. As a result, the consolidated financial positions, results of operations and cash flows of L-3 Holdings and L-3 Communications are substantially the same. See Note 24 for additional information regarding the unaudited financial information of L-3 Communications and its subsidiaries.

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

Sales and profits on contracts that are covered by accounting standards for construction-type and production-type contracts and federal government contractors are recognized using percentage-of-completion (POC) methods of accounting. Approximately 48% of the Company’s net sales in 2012 were accounted for under contract accounting standards, of which, approximately 39% were fixed-price type contracts and approximately 9% were cost-plus type contracts. For contracts accounted for under contract accounting standards, sales and profits are recognized based on: (1) a POC method of accounting (fixed-price contracts), (2) allowable costs incurred plus the estimated profit on those costs (cost-plus contracts), or (3) direct labor hours expended multiplied by the contractual fixed rate per hour plus incurred costs for material (time-and-material contracts). Sales and profits on fixed-price production contracts under which units are produced and delivered in a continuous or sequential process are recorded as units are delivered based on their contractual selling prices (the “units-of-delivery” method). Sales and profits on each fixed-price production contract under which units are not produced and delivered in a continuous or sequential process, or under which a relatively few number of units are produced, are recorded based on the ratio of actual cumulative costs incurred to total estimated costs at completion of the contract multiplied by the total estimated contract revenue, less cumulative sales recognized in prior periods (the “cost-to-cost” method). Under both POC methods of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year.

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

Revisions or adjustments to estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained, as facts and circumstances change and as new information is obtained, even though the scope of work required under the contract may not change. Revisions or adjustments may also be required if contract modifications occur. The impact of revisions in profit (loss) estimates for all types of contracts subject to POC accounting are recognized on a cumulative catch-up basis in the period in which the revisions are made. The revisions in contract estimates, if significant, can materially affect the Company’s results of operations and cash flows, as well as reduce the

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

valuations of receivables and inventories, and in some cases result in liabilities to complete contracts in a loss position. Aggregate net changes in contract estimates increased consolidated operating income by $85 million, or 9.1%, for the year-to-date period ended September 27, 2013 and $75 million, or 7.6%, for the year-to-date period ended September 28, 2012.

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

4.  Dispositions and Acquisitions

2012 Spin-off of Engility

The Company completed the spin-off of its subsidiary, Engility Holdings, Inc. (Engility), to its shareholders on July 17, 2012. L-3 incurred transaction expenses in connection with the spin-off of $19 million ($14 million after income taxes) for the year-to-date period ended September 28, 2012, which have been included in discontinued operations. In addition, L-3 allocated interest expense for debt not directly attributable or related to L-3’s other operations of $14 million to discontinued operations for the year-to-date period ended September 28, 2012. Interest expense was allocated in accordance with the accounting standards for discontinued operations and was based on the ratio of Engility net assets to the sum of: (1) total L-3 consolidated net assets and (2) L-3 consolidated total debt.

Statement of operations data classified as discontinued operations related to Engility is provided in the table below.

	Third Quarter Ended	Year-to-Date Ended
	September 28, 2012	September 28, 2012
	(in millions)
Product and service revenues	$68	$911

Operating income from discontinued operations before income taxes	2	68
Interest expense allocated to discontinued operations	(1)	(14)

Income from discontinued operations before income taxes	$1	$54
Income tax expense	(2)	(22)

(Loss) income from discontinued operations, net of income taxes	$(1)	$32
Net income from discontinued operations attributable to noncontrolling interests	—	(4)

Net (loss) income from discontinued operations attributable to L-3	$(1)	$28

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

2012 Business Acquisitions

All of the business acquisitions discussed below are included in the Company’s results of operations from their respective dates of acquisition.

During the year ended December 31, 2012, in separate transactions, the Company acquired: (1) the Kollmorgen Electro-Optical (L-3 KEO) business, (2) the assets and liabilities of MAVCO, Inc. (MAVCO), and (3) Link U.K., for an aggregate purchase price of $349 million. All business acquisitions were financed with cash on hand. Based on the final purchase price allocations, the aggregate goodwill recognized for these acquired businesses was $282 million, of which $184 million is expected to be deductible for income tax purposes. The goodwill recognized for these three acquired businesses was assigned to the Electronic Systems segment.

The purchase prices and purchase price allocations for L-3 KEO and MAVCO were finalized as of June 28, 2013 and December 31, 2012, respectively, with no significant changes from the preliminary amounts. The Link U.K. purchase price allocation was finalized as of September 27, 2013 based on the results of the final appraisals and valuations of the assets and liabilities acquired and estimated final closing date net working capital. The final purchase price allocation resulted in certain adjustments to the preliminary valuations, the most significant of which included an increase to goodwill of $32 million, an increase to other liabilities of $17 million, and a decrease of $16 million to contracts in process. As discussed in Note 2, the audited condensed consolidated balance sheet as of December 31, 2012 has been revised for these adjustments in accordance with accounting standards for business combinations.

The final purchase price for the Link U.K. acquisition is subject to adjustment based on final closing date net working capital, which is currently in negotiation and is expected to be completed by December 31, 2013. Differences between the estimated and final closing date net working capital will impact goodwill.

Unaudited Pro Forma Statement of Operations Data

The following unaudited pro forma Statement of Operations data presents the combined results of the Company and its business acquisitions completed during the year ended December 31, 2012, in each case assuming that the business acquisitions completed during the year ended December 31, 2012 had occurred on January 1, 2012.

	Third Quarter Ended	Year-to-Date Ended
	September 28, 2012	September 28, 2012
	(in millions, except per share data)
Pro forma net sales	$3,295	$9,688
Pro forma income from continuing operations	195	574
Pro forma net income attributable to L-3	192	599
Pro forma diluted earnings per share from continuing operations	1.98	5.79
Pro forma diluted earnings per share	1.97	6.07

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed these acquisitions on January 1, 2012.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

5.  Contracts in Process

The components of contracts in process are presented in the table below.

	September 27, 2013	December 31, 2012
	(in millions)
Unbilled contract receivables, gross	$2,714	$2,879
Unliquidated progress payments	(1,051)	(1,265)

Unbilled contract receivables, net	1,663	1,614

Inventoried contract costs, gross	1,093	1,090
Unliquidated progress payments	(65)	(68)

Inventoried contract costs, net	1,028	1,022

Total contracts in process	$2,691	$2,636

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

	Third Quarter Ended		Year-to-Date Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
	(in millions)
Amounts included in inventoried contract costs at beginning of the period	$115	$105	$110	$91
IRAD and B&P costs	66	83	219	254
Other G&A costs	218	213	655	647

Total contract costs incurred	284	296	874	901

Amounts charged to cost of sales	(273)	(289)	(858)	(880)

Amounts included in inventoried contract costs at end of the period	$126	$112	$126	$112

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

The table below presents a summary of selling, general and administrative expenses and research and development expenses for the Company’s commercial businesses, which are expensed as incurred and not included in inventoried contract costs.

.	Third Quarter Ended		Year-to-Date Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
	(in millions)
Selling, general and administrative expenses	$68	$58	$212	$196
Research and development expenses	17	18	62	63

Total	$85	$76	$274	$259

6.  Inventories

Inventories at Lower of Cost or Market. The table below presents the components of inventories at the lower of cost (first-in, first-out or average cost) or realizable value.

	September 27, 2013	December 31, 2012
	(in millions)
Raw materials, components and sub-assemblies	$174	$168
Work in process	155	124
Finished goods	91	71

Total	$420	$363

7.  Goodwill and Identifiable Intangible Assets

Goodwill. In accordance with the accounting standards for business combinations, the Company records the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition (commonly referred to as the purchase price allocation). The table below presents the changes in goodwill by segment for the year-to-date period ended September 27, 2013.

	C3ISR	Electronic Systems	P&LS	NSS	Consolidated Total
	(in millions)
Balance at December 31, 2012	$797	$4,836	$1,175	$968	$7,776
Business dispositions	—	(2)	—	—	(2)
Foreign currency translation adjustments(1)	—	(7)	(10)	—	(17)

Balance at September 27, 2013	$797	$4,827	$1,165	$968	$7,757

(1)

The decreases in goodwill presented in the Electronic Systems and P&LS segments were primarily due to the strengthening of the U.S. dollar against the Canadian dollar and Australian dollar, partially offset by the weakening of the U.S. dollar against the Euro during the year-to-date period ended September 27, 2013.

The Company’s accumulated goodwill impairment losses, which were recorded in the Electronic Systems segment, were $58 million at September 27, 2013 and December 31, 2012.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

Identifiable Intangible Assets. Information on the Company’s identifiable intangible assets that are subject to amortization is presented in the table below.

	September 27, 2013				December 31, 2012
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)			(in millions)
Customer contractual relationships	19	$461	$246	$215	$460	$225	$235
Technology	11	164	105	59	164	98	66
Other	17	27	15	12	27	14	13

Total	17	$652	$366	$286	$651	$337	$314

Amortization expense recorded by the Company for its identifiable intangible assets is presented in the table below.

	Third Quarter Ended		Year-to-Date Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
	(in millions)
Amortization Expense	$10	$13	$29	$34

Based on gross carrying amounts at September 27, 2013, the Company’s estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2013 through 2017 are presented in the table below.

	Year Ending December 31,
	2013	2014	2015	2016	2017
	(in millions)
Estimated amortization expense	$38	$42	$39	$32	$31

8.  Other Current Liabilities and Other Liabilities

The table below presents the components of other current liabilities.

	September 27, 2013	December 31, 2012
	(in millions)
Other Current Liabilities:
Accruals for pending and threatened litigation (see Note 17)	$5	$7
Accrued product warranty costs	76	78
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	67	72
Accrued interest	46	53
Deferred revenues	38	37
Estimated contingent purchase price payable for acquired businesses	—	4
Other	151	144

Total other current liabilities	$383	$395

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

The table below presents the components of other liabilities.

	September 27, 2013	December 31, 2012
	(in millions)
Other Liabilities:
Non-current income taxes payable (see Note 10)	$145	$137
Accrued workers’ compensation	53	57
Deferred compensation	45	43
Accrued product warranty costs	24	22
Notes payable and capital lease obligations	17	24
Estimated contingent purchase price payable for acquired businesses	—	5
Other	73	102

Total other liabilities	$357	$390

The table below presents the changes in the Company’s accrued product warranty costs.

	Year-to-Date Ended
	September 27, 2013	September 28, 2012
	(in millions)
Accrued product warranty costs:(1)
Balance at January 1	$100	$94
Acquisitions during the period	—	2
Accruals for product warranties issued during the period	56	56
Settlements made during the period	(56)	(58)

Balance at end of period	$100	$94

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

9.  Debt

The components of debt and a reconciliation to the carrying amount of long-term debt is presented in the table below.

	September 27, 2013	December 31, 2012
	(in millions)
L-3 Communications:
Borrowings under Amended and Restated Revolving Credit Facility(1)	$—	$—
3.95% Senior Notes due 2016	500	500
5.20% Senior Notes due 2019	1,000	1,000
4.75% Senior Notes due 2020	800	800
4.95% Senior Notes due 2021	650	650

Subtotal	2,950	2,950

L-3 Holdings:
3% Convertible Contingent Debt Securities due 2035(2)	689	689

Principal amount of long-term debt	3,639	3,639
Unamortized discounts	(9)	(10)

Carrying amount of long-term debt	$3,630	$3,629

(1)

During the year-to-date period ended September 27, 2013, L-3 Communications’ aggregate borrowings and repayments under the Amended and Restated Revolving Credit Facility was $1,382 million. At September 27, 2013, L-3 Communications had the availability of substantially all of its $1 billion Amended and Restated Revolving Credit Facility, which expires on February 3, 2017.

(2)

Under select conditions, including if L-3 Holdings’ common stock price is more than 120% (currently $108.29) of the then current conversion price (currently $90.24) for a specified period, the conversion feature of the CODES will require L-3 Holdings, upon conversion, to pay the holders of the CODES the principal amount in cash, and if the settlement amount exceeds the principal amount, the excess will be settled in cash or stock or a combination thereof, at the Company’s option. At the current conversion price of $90.24, the aggregate consideration to be delivered upon conversion would be determined based on 7.6 million shares of L-3 Holdings’ common stock. See Note 10 to the audited consolidated financial statements for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K, for additional information regarding the CODES, including conditions for conversion. L-3 Holdings’ closing stock price on October 23, 2013 was $95.98 share. Interest expense recognized was $5 million for both quarterly periods ended September 27, 2013 and September 28, 2012 and $15 million for both year-to-date periods ended September 27, 2013 and September 28, 2012. A portion of this interest expense was allocated to discontinued operations for the quarterly and year-to-date periods ended September 28, 2012 as a result of the spin-off of Engility. The carrying amount of the equity component (conversion feature) of the CODES was $64 million at September 27, 2013 and December 31, 2012.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

10.  Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. As of September 27, 2013, the statutes of limitations for the Company’s U.S. Federal income tax returns for the years ended December 31, 2010 through 2012 were open. The U.S Internal Revenue Service (IRS) plans to commence an audit of the Company’s 2011 and 2010 U.S. Federal tax returns, the outcome of which cannot be predicted at this time.

The effective tax rate for the year-to-date period ended September 27, 2013 decreased to 27.8% from 32.3% for the year-to-date period ended September 28, 2012. The decrease was primarily due to a tax benefit in the year-to-date period ended September 27, 2013 of $28 million related to the U.S. Federal research and experimentation tax credit (R&E Credit), of which $17 million relates to 2012 and $11 million relates to the year-to-date period ended September 27, 2013. The R&E Credit was retroactively reinstated from January 1, 2012 to December 31, 2013 as part of the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013. Accounting standards for income taxes require that the impact for tax law changes be recognized in the period that the law is enacted.

In the third quarter of 2013, the Company reversed previously accrued amounts relating to its provision for income taxes of $10 million for the expiration of the statutes of limitations for several tax returns, including the Company’s 2009 U.S. Federal income tax return as well as certain state and foreign tax returns. As of September 27, 2013, the Company anticipates that unrecognized tax benefits will decrease by approximately $6 million over the next 12 months due to the potential resolution of unrecognized tax benefits involving several jurisdictions and tax periods. The actual amount of the decrease over the next 12 months could vary significantly depending on the ultimate timing and nature of any settlement.

Non-current income taxes payable include accrued potential interest of $10 million ($6 million after income taxes) at September 27, 2013 and $11 million ($6 million after income taxes) at December 31, 2012, and potential penalties of $7 million at September 27, 2013 and $7 million at December 31, 2012.

11.  Amounts Reclassified Out of Accumulated Other Comprehensive (Loss) Income

Amounts reclassified out of AOCI for the year-to-date period ended September 27, 2013 are presented in the table below.

	Foreign currency translation	Unrealized gains (losses) on hedging instruments	Unrecognized losses and prior service cost, net	Total accumulated other comprehensive (loss) income
	(in millions)
Balance at December 31, 2012	$167	$3	$(720)	$(550)
Other comprehensive loss before reclassifications, net of tax	(18)	(2)	—	(20)
Amounts reclassified from other comprehensive income, net of tax	—	1	40	41

Net current period other comprehensive (loss) income	(18)	(1)	40	21

Balance at September 27, 2013	$149	$2	$(680)	$(529)

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

Further details regarding the amounts reclassified from AOCI for the quarterly and year-to-date periods ended September 27, 2013 are presented in the table below.

	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income		Affected Line Item in the Unaudited Condensed Consolidated Statement of Operations
	Third Quarter Ended	Year-to-Date Ended
Details About Accumulated Other Comprehensive (Loss) Income Components	September 27, 2013	September 27, 2013
	(in millions)
Gain on hedging instruments	$—	$1	Cost of sales-products

	—	1	Income from continuing operations before income taxes
	—	—	Provision for income taxes

	$—	$1	Income from continuing operations

Amortization of defined benefit pension items:
Net loss	$20	$63	(a)

	20	63	Income from continuing operations before income taxes
	(7)	(23)	Provision for income taxes

	$13	$40	Income from continuing operations

Total reclassification for the period	$13	$41	Income from continuing operations

(a)	Amounts related to pension and postretirement benefit plans were reclassified from AOCI and recorded as a component of net periodic benefit cost (see Note 18 for additional information).

12.  Equity

The $1.5 billion share repurchase program authorized on April 26, 2011 by L-3 Holdings’ Board of Directors expired on April 30, 2013. On February 5, 2013, L-3 Holdings’ Board of Directors approved a new share repurchase program that authorizes L-3 Holdings to repurchase up to an additional $1.5 billion of its common stock through June 30, 2015. Repurchases of L-3 Holdings’ common stock under the February 5, 2013 share repurchase program are made at management’s discretion in accordance with applicable U.S. Federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, legal requirements, other investment opportunities (including acquisitions), market conditions and other factors. L-3 Holdings repurchased 4.8 million shares of its common stock at an average price of $84.59 per share for an aggregate amount of $404 million from January 1, 2013 through September 27, 2013. Approximately 2.1 million of the share repurchases, for an aggregate amount of $168 million, were repurchased pursuant to the April 26, 2011 share repurchase program. The remaining share repurchases were made pursuant to the share repurchase program authorized on February 5, 2013. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

At September 27, 2013, the remaining dollar value of authorization under the February 5, 2013 share repurchase program was $1,264 million. From September 28, 2013 through October 23, 2013, L-3 Holdings repurchased 527,135 shares of its common stock at an average price of $93.88 per share for an aggregate amount of $49 million under the February 5, 2013 share repurchase program.

On June 19, 2013, L-3 Holdings’ Board of Directors declared a cash dividend of $0.55 per share, which resulted in the Company paying total cash dividends of $50 million on September 16, 2013. Also, on October 22, 2013, L-3 Holdings’ Board of Directors declared a quarterly cash dividend of $0.55 per share, payable on December 16, 2013, to shareholders of record at the close of business on November 18, 2013.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

13.  L-3 Holdings’ Earnings Per Common Share

A reconciliation of basic and diluted earnings per share (EPS) is presented in the table below.

	Third Quarter Ended		Year-to-Date Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
	(in millions, except per share data)
Reconciliation of net income:
Net income	$208	$194	$588	$605
Net income from continuing operations attributable to noncontrolling interests	(4)	(2)	(6)	(3)
Net income from discontinued operations attributable to noncontrolling interests	—	—	—	(4)

Net income attributable to L-3 Holdings’ common shareholders	$204	$192	$582	$598

Earnings (loss) attributable to L-3 Holdings’ common shareholders:
Continuing operations	$204	$193	$582	$570
Discontinued operations, net of income tax	—	(1)	—	28

Net income attributable to L-3 Holdings’ common shareholders	$204	$192	$582	$598

Earnings (loss) per share attributable to L-3 Holdings’ common shareholders:
Basic:
Weighted average common shares outstanding	89.6	96.1	89.9	97.4

Basic earnings (loss) per share:
Continuing operations	$2.28	$2.01	$6.47	$5.85
Discontinued operations, net of income tax	—	(0.01)	—	0.29

Basic earnings per share	$2.28	$2.00	$6.47	$6.14

Diluted:
Common and potential common shares:
Weighted average common shares outstanding	89.6	96.1	89.9	97.4
Assumed exercise of stock options	4.7	2.1	3.9	1.7
Unvested restricted stock awards	1.8	2.0	1.8	2.1
Employee stock purchase plan contributions	0.2	0.3	0.2	0.3
Performance unit awards	0.1	—	0.1	—
Assumed purchase of common shares for treasury	(5.2)	(3.1)	(4.7)	(2.8)
Assumed conversion of the CODES(1)	0.1	—	0.1	—

Common and potential common shares	91.3	97.4	91.3	98.7

Diluted earnings (loss) per share:
Continuing operations	$2.23	$1.98	$6.37	$5.78
Discontinued operations, net of income tax	—	(0.01)	—	0.28

Diluted earnings per share	$2.23	$1.97	$6.37	$6.06

(1)

L-3 Holdings’ CODES had no impact on diluted EPS for the quarterly or year-to-date periods ended September 28, 2012 as the average market price of L-3 Holdings common stock during these periods was less than the price at which the CODES would have been convertible into L-3 Holdings common stock. As of September 27, 2013, the conversion price was $90.24.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

The computation of diluted EPS excluded stock options of 3.2 million for the quarterly period ended September 28, 2012, and 1.2 million and 3.5 million for the year-to-date periods ended September 27, 2013 and September 28, 2012, respectively, as they were anti-dilutive.

14.  Fair Value Measurements

The following table presents the fair value hierarchy level for each of the Company’s assets and liabilities that are measured and recorded at fair value on a recurring basis.

	September 27, 2013			December 31, 2012
Description	Level 1(1)	Level 2(2)	Level 3(3)	Level 1(1)	Level 2(2)	Level 3(3)
	(in millions)
Assets
Cash equivalents	$199	$—	$—	$284	$—	$—
Derivatives (foreign currency forward contracts)	—	8	—	—	8	—

Total Assets	$199	$8	$—	$284	$8	$—

Liabilities
Derivatives (foreign currency forward contracts)	$—	$2	$—	$—	$3	$—

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

15.  Financial Instruments

At September 27, 2013 and December 31, 2012, the Company’s financial instruments consisted primarily of cash and cash equivalents, billed receivables, trade accounts payable, Senior Notes, CODES and foreign currency forward contracts. The carrying amounts of cash and cash equivalents, billed receivables and trade accounts payable are representative of their respective fair values because of their short-term maturities or the expected settlement dates of these instruments. The carrying amounts and estimated fair values of the Company’s financial instruments are presented in the table below.

	September 27, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Senior Notes(1)	$2,941	$3,131	$2,940	$3,301
CODES(1)	689	752	689	697
Foreign currency forward contracts(2)	6	6	5	5

(1)	The Company measures the fair value of its Senior Notes and CODES using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.

(2)	See Note 16 for additional disclosures regarding the notional amounts and fair values of foreign currency forward contracts.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

16.  Derivative Financial Instruments

The Company’s derivative financial instruments include foreign currency forward contracts, which are entered into for risk management purposes, and an embedded derivative representing the contingent interest payment provision related to the CODES.

Foreign Currency Forward Contracts. The Company’s U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors that are denominated in currencies other than their functional currencies. To protect the functional currency equivalent cash flows associated with certain of these contracts, the Company enters into foreign currency forward contracts. The Company’s activities involving foreign currency forward contracts are designed to hedge the changes in the functional currency equivalent cash flows due to movements in foreign exchange rates compared to the functional currency. The foreign currencies hedged are primarily the Canadian dollar, the U.S. dollar, the Euro, and the British pound. The Company manages exposure to counterparty non-performance credit risk by entering into foreign currency forward contracts with major financial institutions that are expected to fully perform under the terms of such contracts. Foreign currency forward contracts are recorded in the Company’s condensed consolidated balance sheets at fair value and are generally designated and accounted for as cash flow hedges in accordance with the accounting standards for derivative instruments and hedging activities. Gains and losses on designated foreign currency forward contracts that are highly effective in offsetting the corresponding change in the cash flows of the hedged transactions are recorded net of income taxes in AOCI and then recognized in income when the underlying hedged transaction affects income. Gains and losses on foreign currency forward contracts that do not meet hedge accounting criteria are recognized in income immediately. Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. The table below presents the notional amounts of the Company’s outstanding foreign currency forward contracts by currency at September 27, 2013.

Currency	Notional Amounts
(in millions)
Canadian dollar	$182
U.S. dollar	119
Euro	59
British pound	21

Total	$381

At September 27, 2013, the Company’s foreign currency forward contracts had maturities through 2018.

Embedded Derivative. The embedded derivative related to the issuance of the CODES is recorded at fair value, which was zero at September 27, 2013 and December 31, 2012.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

The table below presents the location of the Company’s derivative instruments recorded at fair value on the condensed consolidated balance sheets.

	September 27, 2013				December 31, 2012
	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Foreign currency forward contracts(1)	$6	$2	$1	$1	$4	$4	$2	$1
Derivatives not designated as hedging instruments:
Foreign currency forward contracts(1)	—	—	—	—	—	—	—	—
Embedded derivative related to the CODES	—	—	—	—	—	—	—	—

Total derivative instruments	$6	$2	$1	$1	$4	$4	$2	$1

(1)	See Note 14 for a description of the fair value hierarchy related to the Company’s foreign currency forward contracts.

The effect of gains or losses from foreign currency forward contracts was not material to the unaudited condensed consolidated statements of operations for the quarterly or year-to-date periods ended September 27, 2013 and September 28, 2012. At September 27, 2013, the estimated amount of existing losses that are expected to be reclassified into income within the next 12 months is $3 million.

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

FINANCIAL STATEMENTS — (continued)

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

In accordance with the accounting standard for contingencies, the Company records a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are disclosed in Note 8. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At September 27, 2013, the Company did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. The Company believes it has recorded adequate provisions for its litigation matters. The Company reviews these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. While it is reasonably possible that an unfavorable outcome may occur in one or more of the following matters, unless otherwise stated below, the Company believes that it is not probable that a loss has been incurred in any of these matters. With respect to the litigation matters below for which it is reasonably possible that an unfavorable outcome may occur, an estimate of loss or range of loss is disclosed when such amount or amounts can be reasonably estimated. Although the Company believes that it has valid defenses with respect to legal matters and investigations pending against it, the results of litigation can be difficult to predict, particularly those involving jury trials. Accordingly, our current judgment as to the likelihood of our loss (or our current estimate as to the potential range of loss, if applicable) with respect to any particular litigation matter may turn out to be wrong. Therefore, it is possible that the financial position, results of operations or cash flows of the Company could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these or other contingencies.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

Kalitta Air. On January 31, 1997, a predecessor of Kalitta Air filed a lawsuit in the U.S. District Court for the Northern District of California (the trial court) asserting, among other things, negligence and negligent misrepresentation against Central Texas Airborne Systems, Inc. (CTAS), a predecessor to L-3 Integrated Systems (L-3 IS), in connection with work performed by a predecessor to CTAS to convert two Boeing 747 aircraft from passenger configuration to cargo freighters. CTAS’ insurance carrier has accepted defense of this matter and has retained counsel, subject to a reservation of rights by the insurer to dispute its obligations under the applicable insurance policies in the event a judgment is ultimately rendered against CTAS. The work at issue in the lawsuit was performed using Supplemental Type Certificates (STCs) issued in 1988 by the Federal Aviation Administration (FAA). In 1996, following completion of the work, the FAA issued an airworthiness directive with respect to the STCs that effectively grounded the aircraft. Following two jury trials (in which Kalitta Air did not prevail) and related appeals to the U.S. Court of Appeals for the Ninth Circuit (the Court of Appeals), a third jury trial for this matter began on October 31, 2011, during which Kalitta Air sought damages of approximately $235 million plus an unspecified amount of pre-judgment interest that, in other contexts, has been claimed by Kalitta Air to exceed $240 million. Following the completion of the third trial on November 30, 2011, the jury rendered a verdict in favor of CTAS, finding no negligence on the part of CTAS. The trial court entered a judgment upon the verdict on March 20, 2012. Kalitta Air filed an appeal of the judgment with the Court of Appeals on July 23, 2012. The appeal has been fully briefed, and oral argument has been scheduled for November 8, 2013.

Bashkirian Airways. On July 1, 2004, lawsuits were filed on behalf of the estates of 31 Russian children in the state courts of Washington, Arizona, California, Florida, New York and New Jersey against Honeywell, Honeywell TCAS, Thales USA, Thales France, the Company and Aviation Communications & Surveillance Systems (ACSS), which is a joint venture of L-3 and Thales. The suits relate to the crash over southern Germany of a Bashkirian Airways Tupelov TU 154M aircraft and a DHL Boeing 757 cargo aircraft. On-board the Tupelov aircraft were 9 crew members and 60 passengers, including 45 children. The Boeing aircraft carried a crew of two. Both aircraft were equipped with Honeywell/ACSS Model 2000, Change 7 Traffic Collision and Avoidance Systems (TCAS). Sensing the other aircraft, the on-board DHL TCAS instructed the DHL pilot to descend, and the Tupelov on-board TCAS instructed the Tupelov pilot to climb. However, the Swiss air traffic controller ordered the Tupelov pilot to descend. The Tupelov pilot disregarded the on-board TCAS and put the Tupelov aircraft into a descent striking the DHL aircraft in midair at approximately 35,000 feet. All crew and passengers of both planes were lost. Investigations by the National Transportation Safety Board after the crash revealed that both TCAS units were performing as designed. The suits allege negligence and strict product liability based upon the design of the units and the training provided to resolve conflicting commands and seek approximately $315 million in damages, including $150 million in punitive damages. The Company’s insurers have accepted defense of this matter and have retained counsel. The matters were consolidated in the U.S. District Court for the District of New Jersey, which then dismissed the actions on the basis of forum non conveniens. Plaintiffs representing 30 of the estates re-filed their complaint against ACSS on April 23, 2007 with the Barcelona Court’s Registry in Spain. On March 9, 2010, the court ruled in favor of the plaintiffs and entered judgment against ACSS in the amount of approximately $6.7 million, all of which represented compensatory damages. Both ACSS and the plaintiffs appealed the judgment. In May 2012, the appellate court ruled in favor of the plaintiffs and entered judgment against ACSS in the amount of $48 million. ACSS filed an appeal of the judgment with the Supreme Court of Spain on September 28, 2012. On July 1, 2013, the Supreme Court agreed to consider the appeal, and the parties are awaiting the Supreme Court’s decision. The Company believes that the ruling and the damages awarded are inconsistent with the law and evidence presented, and accordingly, that it is not probable that the Company has incurred a loss with respect to this matter. As of the date of this filing, 18 out of the 30 plaintiffs have released their claims against ACSS in consideration for payments made by the Company’s insurance carriers.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

18.  Pension and Other Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s pension and other postretirement benefit plans.

	Pension Plans				Postretirement Benefit Plans
	Third Quarter Ended		Year-to-Date Ended		Third Quarter Ended		Year-to-Date Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
	(in millions)
Components of net periodic benefit cost:
Service cost	$30	$26	$95	$85	$1	$—	$3	$3
Interest cost	33	34	99	100	2	2	5	7
Expected return on plan assets	(41)	(37)	(124)	(108)	—	—	(2)	(2)
Amortization of prior service costs (credits)	1	1	1	1	(1)	(1)	(2)	(2)
Amortization of net loss	20	17	63	51	—	—	1	1
Curtailment loss	2	4	2	5	—	—	—	—

Net periodic benefit cost	$45	$45	$136	$134	$2	$1	$5	$7

Contributions. The Company contributed cash of $93 million to its pension plans and $5 million to its other postretirement benefit plans during the year-to-date period ended September 27, 2013. The Company expects to contribute an additional $13 million to $52 million to its pension plans and $6 million to its other postretirement benefit plans during the fourth quarter ended December 31, 2013.

19.  Employee Stock-Based Compensation

During the year-to-date period ended September 27, 2013, the Company granted stock-based compensation under the Amended and Restated 2008 Long Term Performance Plan (2008 LTPP) in the form of stock options, restricted stock units and performance units further discussed below.

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

Restricted Stock Units. The Company granted 604,982 restricted stock units with a weighted average grant date fair value of $77.12 per share. Restricted stock units automatically convert into shares of L-3 Holdings’ common stock upon

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

vesting, and are subject to forfeiture until certain restrictions have lapsed, including a three year cliff vesting period for employees and a one year cliff vesting period for non-employee directors, in each case starting on the date of grant.

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

20.  Supplemental Cash Flow Information

	Year-to-Date Ended
	September 27, 2013	September 28, 2012
	(in millions)
Interest paid on outstanding debt	$133	$152
Income tax payments	168	248
Income tax refunds	20	18

21.  Segment Information

The Company has four reportable segments, as described in Note 1. The Company evaluates the performance of its operating segments and reportable segments based on their sales and operating income. All corporate expenses are allocated to the Company’s operating segments using an allocation methodology prescribed by U.S. Government regulations for government contractors. Accordingly, all costs and expenses are included in the Company’s measure of segment profitability. Certain corporate expenses of $10 million for the year-to-date period ended September 28, 2012, that had previously been allocated to the Engility businesses, were retained by the Company and have been allocated to L-3’s four reportable segments.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

The tables below present net sales, operating income, depreciation and amortization and total assets by reportable segment.

	Third Quarter Ended		Year-to-Date Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
	(in millions)
Net Sales:
C3ISR	$754	$889	$2,533	$2,642
Electronic Systems	1,368	1,432	4,156	4,191
P&LS	654	715	2,022	2,033
NSS	323	353	987	1,042
Elimination of intercompany sales	(103)	(106)	(325)	(322)

Consolidated total	$2,996	$3,283	$9,373	$9,586

Operating Income:
C3ISR	$63	$93	$224	$272
Electronic Systems	173	158	468	480
P&LS	52	65	176	179
NSS	26	15	66	56

Consolidated total	$314	$331	$934	$987

Depreciation and amortization:
C3ISR	$12	$11	$33	$34
Electronic Systems	34	34	105	105
P&LS	4	4	12	15
NSS	2	5	8	11

Consolidated total	$52	$54	$158	$165

	September 27, 2013	December 31, 2012
	(in millions)
Total Assets:
C3ISR	$2,051	$2,030
Electronic Systems	8,277	8,077
P&LS	2,091	1,997
NSS	1,264	1,228
Corporate	392	509

Consolidated total	$14,075	$13,841

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

FINANCIAL STATEMENTS — (continued)

23.  Employee Severance and Termination Costs

Consistent with the Company’s strategy to continuously improve its cost structure and right-size its businesses, especially in view of sequestration and other DoD budget reductions, L-3 is completing employment reduction actions across several of its businesses to reduce both direct and indirect costs, including overhead and general and administrative costs. As a result of these initiatives and due to the impact of sequestration at certain affected business units, the Company recorded $19 million in employee severance and other termination costs with respect to approximately 1,400 employees during the year-to-date period ended September 27, 2013. During the year ended December 31, 2012, the Company recorded a total of $23 million in employee severance and other termination costs with respect to approximately 1,600 employees. Employee severance and other termination costs are reported within cost of sales on the unaudited condensed consolidated statement of operations. The remaining balance to be paid in connection with these initiatives was $8 million at September 27, 2013 and $9 million at December 31, 2012. Employee severance and other termination costs incurred by reportable segment for the year-to-date periods ended September 27, 2013 and September 28, 2012 are presented in the table below.

	Year-to-Date Ended
	September 27, 2013	September 28, 2012
	(in millions)
Reportable Segment
C3ISR	$5	$4
Electronic Systems	13	14
P&LS	—	1
NSS	1	—

Consolidated	$19	$19

24.  Condensed Combining Financial Information of L-3 Communications and Its Subsidiaries

L-3 Communications is a wholly-owned subsidiary of L-3 Holdings. The debt of L-3 Communications, including the Senior Notes and borrowings under amounts drawn against the Amended and Restated Revolving Credit Facility is guaranteed, on a joint and several, full and unconditional basis, by certain of its domestic subsidiaries (the “Guarantor Subsidiaries”) and, in the case of the Amended and Restated Revolving Credit Facility, by L-3 Holdings. The debt of L-3 Holdings, including the CODES, is guaranteed on a joint and several, full and unconditional basis, by L-3 Communications and the Guarantor Subsidiaries. See Note 10 to the audited consolidated financial statements for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K. The foreign subsidiaries and certain domestic subsidiaries of L-3 Communications (the “Non-Guarantor Subsidiaries”) do not guarantee the debt of L-3 Communications or L-3 Holdings. None of the debt of L-3 Communications has been issued by its subsidiaries. There are no restrictions on the payment of dividends from the Guarantor Subsidiaries to L-3 Communications or from L-3 Communications to L-3 Holdings.

Prior to the spin-off of Engility on July 17, 2012, Engility Holdings, Inc., Engility Corporation, International Resources Group Ltd. and LinCom Wireless, Inc. were guarantor subsidiaries. As a result of the spin-off, these entities no longer guarantee the debt of L-3 Communications or L-3 Holdings. Therefore, the results of operations and cash flows of the Engility businesses have been reclassified from guarantor subsidiaries to L-3 Communications as discontinued operations in the following condensed combining financial information.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

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

FINANCIAL STATEMENTS — (continued)

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
	(in millions)
Condensed Combining Balance Sheets:
At September 27, 2013:
Current assets:
Cash and cash equivalents	$—	$154	$1	$244	$(22)	$377
Billed receivables, net	—	381	480	223	—	1,084
Contracts in process	—	1,053	1,260	378	—	2,691
Other current assets	—	291	149	205	—	645

Total current assets	—	1,879	1,890	1,050	(22)	4,797
Goodwill	—	2,290	4,285	1,182	—	7,757
Other assets	—	797	517	207	—	1,521
Investment in and amounts due from consolidated subsidiaries	6,444	7,075	3,584	—	(17,103)	—

Total assets	$6,444	$12,041	$10,276	$2,439	$(17,125)	$14,075

Current liabilities	$—	$852	$1,038	$635	$(22)	$2,503
Amounts due to consolidated subsidiaries	—	—	—	310	(310)	—
Other long-term liabilities	—	1,804	193	115	—	2,112
Long-term debt	689	3,630	—	—	(689)	3,630

Total liabilities	689	6,286	1,231	1,060	(1,021)	8,245

L-3 shareholders’ equity	5,755	5,755	9,045	1,379	(16,179)	5,755
Noncontrolling interests	—	—	—	—	75	75

Total equity	5,755	5,755	9,045	1,379	(16,104)	5,830

Total liabilities and equity	$6,444	$12,041	$10,276	$2,439	$(17,125)	$14,075

At December 31, 2012:
Current assets:
Cash and cash equivalents	$—	$246	$—	$242	$(139)	$349
Billed receivables, net	—	290	441	237	—	968
Contracts in process	—	945	1,351	340	—	2,636
Other current assets	—	248	163	191	—	602

Total current assets	—	1,729	1,955	1,010	(139)	4,555
Goodwill	—	1,993	4,586	1,197	—	7,776
Other assets	—	734	565	211	—	1,510
Investment in and amounts due from consolidated subsidiaries	6,156	7,208	3,326	43	(16,733)	—

Total assets	$6,156	$11,664	$10,432	$2,461	$(16,872)	$13,841

Current liabilities	$—	$823	$1,255	$652	$(139)	$2,591
Other long-term liabilities	—	1,745	210	123	—	2,078
Long-term debt	689	3,629	—	—	(689)	3,629

Total liabilities	689	6,197	1,465	775	(828)	8,298

L-3 shareholders’ equity	5,467	5,467	8,967	1,686	(16,120)	5,467
Noncontrolling interests	—	—	—	—	76	76

Total equity	5,467	5,467	8,967	1,686	(16,044)	5,543

Total liabilities and equity	$6,156	$11,664	$10,432	$2,461	$(16,872)	$13,841

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Statements of Operations:
For the quarter ended September 27, 2013:
Total net sales	$—	$913	$1,636	$546	$(99)	$2,996
Total cost of sales	(14)	(855)	(1,443)	(483)	113	(2,682)

Operating (loss) income	(14)	58	193	63	14	314
Interest expense	(5)	(43)	—	(1)	5	(44)
Interest and other income, net	—	2	1	—	—	3

(Loss) income before income taxes	(19)	17	194	62	19	273
Benefit (provision) for income taxes	5	(3)	(47)	(15)	(5)	(65)
Equity in net income of consolidated subsidiaries	218	190	—	—	(408)	—

Net income	204	204	147	47	(394)	208
Net income attributable to noncontrolling interests	—	—	—	—	(4)	(4)

Net income attributable to L-3	$204	$204	$147	$47	$(398)	$204

Comprehensive income attributable to L-3	$254	$254	$148	$79	$(481)	$254

For the quarter ended September 28, 2012:
Total net sales	$—	$892	$1,929	$550	$(88)	$3,283
Total cost of sales	(15)	(808)	(1,743)	(489)	103	(2,952)

Operating (loss) income	(15)	84	186	61	15	331
Interest expense	(5)	(48)	—	—	5	(48)
Interest and other income, net	—	3	(4)	1	—	—
Debt retirement charge	—	(8)	—	—	—	(8)

(Loss) income from continuing operations before income taxes	(20)	31	182	62	20	275
Benefit (provision) for income taxes	6	(9)	(53)	(18)	(6)	(80)
Equity in net income of consolidated subsidiaries from continuing operations	206	171	—	—	(377)	—

Income from continuing operations	192	193	129	44	(363)	195
Loss from discontinued operations, net of income tax	—	(1)	—	—	—	(1)

Net income	192	192	129	44	(363)	194
Net income attributable to noncontrolling interests	—	—	—	—	(2)	(2)

Net income attributable to L-3	$192	$192	$129	$44	$(365)	$192

Comprehensive income attributable to L-3	$249	$249	$129	$92	$(470)	$249

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Statements of Operations:
For the year-to-date ended September 27, 2013:
Total net sales	$—	$2,841	$5,089	$1,711	$(268)	$9,373
Total cost of sales	(42)	(2,630)	(4,550)	(1,527)	310	(8,439)

Operating (loss) income	(42)	211	539	184	42	934
Interest expense	(15)	(130)	—	(1)	15	(131)
Interest and other income, net	—	6	1	4	—	11

(Loss) income from continuing operations before income taxes	(57)	87	540	187	57	814
Benefit (provision) for income taxes	16	(24)	(150)	(52)	(16)	(226)
Equity in net income of consolidated subsidiaries	623	519	—	—	(1,142)	—

Net income	582	582	390	135	(1,101)	588
Net income attributable to noncontrolling interests	—	—	—	—	(6)	(6)

Net income attributable to L-3	$582	$582	$390	$135	$(1,107)	$582

Comprehensive income attributable to L-3	$603	$603	$391	$112	$(1,106)	$603

For the year-to-date ended September 28, 2012:
Total net sales	$—	$2,715	$5,476	$1,648	$(253)	$9,586
Total cost of sales	(44)	(2,475)	(4,936)	(1,441)	297	(8,599)

Operating (loss) income	(44)	240	540	207	44	987
Interest expense	(15)	(138)	—	—	15	(138)
Interest and other income, net	—	8	(4)	2	—	6
Debt retirement charge	—	(8)	—	—	—	(8)

(Loss) income from continuing operations before income taxes	(59)	102	536	209	59	847
Benefit (provision) for income taxes	19	(32)	(173)	(69)	(19)	(274)
Equity in net income of consolidated subsidiaries from continuing operations	638	496	—	—	(1,134)	—

Income from continuing operations	598	566	363	140	(1,094)	573
Income from discontinued operations, net of income tax	—	32	—	—	—	32

Net income	598	598	363	140	(1,094)	605
Net income attributable to noncontrolling interests	—	—	—	—	(7)	(7)

Net income attributable to L-3	$598	$598	$363	$140	$(1,101)	$598

Comprehensive income attributable to L-3	$661	$661	$366	$168	$(1,195)	$661

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Statements of Cash Flows:
For the year-to-date ended September 27, 2013:
Operating activities:
Net cash from operating activities	$555	$86	$523	$101	$(648)	$617

Investing activities:
Business acquisitions, net of cash acquired	—	(2)	—	—	—	(2)
Investments in L-3 Communications	(104)	—	—	—	104	—
Other investing activities	—	(70)	(53)	(16)	—	(139)

Net cash used in investing activities	(104)	(72)	(53)	(16)	104	(141)

Financing activities:
Common stock repurchased	(404)	—	—	—	—	(404)
Dividends paid on L-3 Holdings common stock	(151)	—	—	—	—	(151)
Dividends paid to L-3 Holdings	—	(555)	—	—	555	—
Investments from L-3 Holdings	—	104	—	—	(104)	—
Other financing activities	104	345	(469)	(81)	210	109

Net cash used in financing activities	(451)	(106)	(469)	(81)	661	(446)

Effect of foreign currency exchange rate changes on cash	—	—	—	(2)	—	(2)

Net (decrease) increase in cash	—	(92)	1	2	117	28
Cash and cash equivalents, beginning of the period	—	246	—	242	(139)	349

Cash and cash equivalents, end of the period	$—	$154	$1	$244	$(22)	$377

For the year-to-date ended September 28, 2012:
Operating activities:
Net cash from operating activities from continuing operations	$653	$83	$527	$182	$(753)	$692

Investing activities:
Business acquisitions, net of cash acquired	—	(349)	—	—	—	(349)
Investments in L-3 Communications	(27)	—	—	—	27	—
Other investing activities	—	262	(41)	(9)	—	212

Net cash used in investing activities from continuing operations	(27)	(87)	(41)	(9)	27	(137)

Financing activities:
Redemption of senior subordinated notes	—	(250)	—	—	—	(250)
Common stock repurchased	(504)	—	—	—	—	(504)
Dividends paid on L-3 Holdings common stock	(149)	—	—	—	—	(149)
Dividends paid to L-3 Holdings	—	(653)	—	—	653	—
Investments from L-3 Holdings	—	27	—	—	(27)	—
Other financing activities	27	523	(485)	(182)	137	20

Net cash used in financing activities from continuing operations	(626)	(353)	(485)	(182)	763	(883)

Effect of foreign currency exchange rate changes on cash	—	—	—	4	—	4
Net increase in cash and cash equivalents of discontinued operations	—	74	—	—	—	74

Net (decrease) increase in cash	—	(283)	1	(5)	37	(250)
Cash and cash equivalents, beginning of the period	—	644	—	222	(102)	764

Cash and cash equivalents, end of the period	$—	$361	$1	$217	$(65)	$514

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

We currently expect the percentage of our sales to the U.S. Government to decline from 76% of our total 2012 sales to approximately 74% of our total 2013 sales. U.S. Government sales include sales to the DoD, which we expect to decrease from approximately 71% of our 2012 total sales to 69% of our 2013 total sales. We also expect sales to commercial and international customers to increase to approximately 26% of our total 2013 sales compared to 24% of our total 2012 sales.

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

Recent DoD budgets are declining, compared to the DoD budget growth that occurred during the last decade. The total DoD budget (base and Overseas Contingency Operations (OCO)) for the fiscal year ended September 30, 2012 (FY 2012) was $646 billion representing a decline of 6% compared to September 30, 2011 (FY 2011). The total DoD enacted budget for the fiscal year ending September 30, 2013 (FY 2013) is $615 billion before reductions for the sequestration cuts (discussed below), representing a 5% decline compared to FY 2012. The DoD budget declines in FY 2012 and FY 2013 are primarily due to lower OCO budgets relating to the U.S. military drawdowns from Iraq and Afghanistan.

The Obama Administration’s (“Administration”) FY 2014 Proposed Budget Request (PBR) includes a base budget of $527 billion and an OCO budget of $79 billion. The FY 2014 PBR retains the national security strategy that was revised in the FY 2013 plan along five core tenets to: (1) resize U.S. Armed Forces to be smaller and leaner, but agile, flexible, ready and technologically advanced, (2) rebalance DoD’s global posture and presence to emphasize the Asia-Pacific region and the Middle East, (3) build innovative partnerships and strengthen key alliances and partnerships in all regions, (4) ensure that the U.S. can quickly confront and defeat aggression from any adversary — anytime, anywhere, and (5) protect investments in key technology areas and new capabilities, as well as DoD’s capacity to grow, adapt, and mobilize as needed. On March 1, 2013, the sequestration cuts required by the Budget Control Act of 2011 (BCA), as amended by The American Taxpayer Relief Act (ATRA), became effective. The sequestration cuts announced by the DoD in June 2013 reduced the FY 2013 DoD base budget by approximately $37 billion, with $6 billion of such reductions applied to prior-year unobligated DoD budget balances, resulting in a $31 billion sequestration cut to the FY 2013 enacted budget. Additionally, the sequestration cuts are expected to reduce the FY 2014 DoD base budget by $46 billion, and each year’s base budget by approximately $52 billion from FY 2015 to FY 2018. The table below presents the FY 2011 through FY 2013 enacted DoD budgets and the Administration’s DoD budget requests for FY 2014 to FY 2018, as provided in the FY 2014 PBR, all of which are reduced for the sequestration cuts.

	DoD Budget (before Sequestration Cuts)			Annual Total Budget Change
Fiscal Year (Ending September 30)	Base	OCO	Total
	(in billions)
2011	$528	$159	$687	0%
2012	$531	$115	$646	-6%
2013	$502	$82	$584	-10%
2014	$475	$79	$554	-5%
2015	$489	$37	$526	-5%
2016	$499	$37	$536	+2%
2017	$508	$37	$545	+2%
2018	$517	$37	$554	+2%

FY 2014, which began on October 1, 2013, started with a partial U.S. Government shutdown. On October 16, 2013, the U.S. Congress passed the Continuing Appropriations Act, 2014 (2014 CAA), which was signed by the President on October 17, 2013. The 2014 CAA (1) reopened the U.S. Government with a continuing resolution (CR) to fund the government through January 15, 2014, (2) suspends the U.S. debt ceiling through February 7, 2014, and (3) calls for broader U.S. Government budget deliberations through a new bicameral budget committee to address a broad range of issues, including taxes and entitlement programs, and to report back by December 13, 2013. We do not expect the partial U.S. Government shutdown to have a significant negative impact on our results of operations and cash flows for the year ending December 31, 2013. The CR will maintain funding at the current FY 2013 appropriated level (including the FY 2013 sequestration cuts) resulting in spending caps and a prohibition on new program starts and multi-year contract awards.

While we believe that L-3 is well positioned to benefit from several of the DoD’s focus areas, declining DoD budgets will generally pressure and possibly reduce funding for some of our contracts, which could negatively impact our results of operations and cash flows. Significant uncertainty continues to exist regarding how sequestration cuts will be implemented on FY 2014 and future fiscal year DoD budgets and what challenges this may present for the defense industry, including L-3, our customers and suppliers. Further, while members of Congress and the Administration continue to discuss various options to address sequestration and the U.S. Government’s overall fiscal challenges, we cannot predict the outcome of these efforts. We do not believe the FY 2013 sequester cuts to the DoD budget of $31 billion will have a significant negative impact on our current year results of operations and cash flows. However, depending on how future sequestration cuts are implemented, we believe that sequestration could have a material, negative impact on our results of operations and cash flows in the future. In addition, declining DoD budgets due to sequestration or other DoD budget reductions could also potentially trigger non-cash goodwill impairment charges depending on how these reductions impact each of our reporting units. (See the discussion regarding goodwill in “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2012.)

Commercial and International Markets. Sales to end customers other than the U.S. Government represented 24% of our 2012 sales and we expect those sales to represent 26% of our total 2013 sales. These sales are generally affected by global economic conditions for our commercial end markets and foreign government security and military priorities, as well as the fiscal situations of our foreign government end customers.

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

Sales Trend. For the quarter ended September 27, 2013 (2013 Third Quarter), consolidated net sales of $2,996 million decreased by $287 million, or 8.7%, due to a decrease in organic sales of $296 million, or 9.0%, partially offset by net sales from acquisitions of $9 million, or 0.3%, compared to the quarter ended September 28, 2012 (2012 Third Quarter).

For the year-to-date period ended September 27, 2013 (2013 Year-to-Date Period), consolidated net sales of $9,373 million decreased by $213 million, or 2.2%, due primarily to a decrease in organic sales of $294 million, or 3.1%, partially offset by net sales from acquisitions of $81 million, or 0.9%, compared to the year-to-date period ended September 28, 2012 (2012 Year-to-Date Period). See Results of Operations, including segment results below for a discussion of sales.

For the year ended December 31, 2012, our largest contract (revenue arrangement) in terms of annual sales was the Fort Rucker Maintenance Support contract with the U.S. Army Aviation and Missile Life Cycle Management Command (AMCOM), which is included in our P&LS segment. Under this contract, which generated approximately 4% of our 2012 sales, we provide maintenance, logistics and other related sustainment support services for rotary wing aircraft assigned to Fort Rucker and satellite units in Alabama.

Our sales trends are highly correlated to DoD budget levels because we derived approximately 71% of our 2012 sales from the DoD. DoD budgets are a function of several factors and uncertainties beyond our control, including, but not limited to, changes in U.S. procurement policies, budget considerations, current and future economic conditions, presidential administration priorities, U.S. military engagements, changing national security and defense requirements, geo-political developments, actual fiscal year congressional appropriations for defense budgets, and the outcome of the BCA sequestration cuts and continuing budget negotiations, as well as potential future U.S. Government shutdowns or failure to lift the debt ceiling. Any of these factors could result in a significant increase, decrease or redirection of DoD budgets and impact our future results of operations, including our sales and operating income growth rates. Additionally, our future results of operations will be affected by our ability to retain our existing business, including our revenue arrangements with DoD customers, and to successfully compete for new business, which largely depends on: (1) our successful performance on existing contracts, (2) the effectiveness and innovation of our technologies and research and development activities, (3) our ability to offer better program performance than our competitors at an affordable cost, and (4) our ability to retain our employees and hire new ones, particularly those employees who have U.S. Government security clearances.

Operating Income Trend. Operating income for the 2013 Third Quarter was $314 million, a decrease of 5% from $331 million for the 2012 Third Quarter. Our operating margin was 10.5% for the 2013 Third Quarter, an increase of 40 basis points from 10.1% for the 2012 Third Quarter.

Operating income for the 2013 Year-to-Date Period was $934 million, a decrease of 5% from $987 million for the 2012 Year-to-Date Period. Our operating margin was 10.0% for the 2013 Year-to-Date Period, a decrease of 30 basis points from 10.3% for the 2012 Year-to-Date Period. See Results of Operations, including segment results below for a discussion of operating margin.

While we are continuing to undertake cost management actions, such as reducing our indirect costs, resizing select business units, and improving our overall contract performance in an effort to maintain or even increase operating margin, these efforts may not be successful. Changes in the competitive environment and DoD procurement practices, reductions to the DoD budget, changes in our annual pension expense and lower consolidated sales have resulted in a lower operating margin in the 2013 Year-to-Date Period compared to the 2012 Year-to-Date Period. Furthermore, select business acquisitions and select new business, including contract renewals and new contracts, could have lower operating margins than L-3’s operating margins on existing business and contracts. We also expect our 2013 annual operating margin to decline as compared to 2012.

Business Acquisitions and Dispositions

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 summarizes the business acquisitions and dispositions that we completed during the three years ended December 31, 2012. On July 17, 2012, we completed the spin-off of our subsidiary, Engility Holdings, Inc. (Engility), to our shareholders. See Note 4 to our unaudited condensed consolidated financial statements contained in this quarterly report for the impact of the spin-off of Engility on our 2012 Third Quarter and 2012 Year-to-Date Period financial results.

Results of Operations

The following information should be read in conjunction with our unaudited condensed consolidated financial statements contained in this quarterly report. The following information for the 2012 Third Quarter and 2012 Year-to-Date Period have been adjusted to reflect the spin-off of Engility and related classification of results of operations and cash flows as discontinued operations. Also, our results of operations for the periods presented are affected by our business acquisitions. See Note 4 to our audited consolidated financial statements for the year ended December 31, 2012, included in our Annual Report on Form 10-K, for a discussion of our 2012 business acquisitions.

Consolidated Results of Operations

The table below provides selected financial data, excluding discontinued operations, for L-3 for the 2013 Third Quarter compared with the 2012 Third Quarter and the 2013 Year-to-Date Period compared with the 2012 Year-to-Date Period.

	Third Quarter Ended		Increase/ (decrease)		Year-to-Date Ended		Increase/ (decrease)
(in millions, except per share data)	September 27, 2013	September 28, 2012			September 27, 2013	September 28, 2012
Net sales	$2,996	$3,283	(8.7)%		$9,373	$9,586	(2.2)%
Operating income	$314	$331	(5.1)%		$934	$987	(5.4)%
Operating margin	10.5%	10.1%	40	bpts	10.0%	10.3%	(30	) bpts
Interest expense	$44	$48	(8.3)%		$131	138	(5.1)%
Interest and other income, net	$3	$—	nm		$11	$6	nm
Debt retirement charge	$—	$8	nm		$—	$8	nm
Effective income tax rate	23.8%	29.1%	(530	) bpts	27.8%	32.3%	(450	) bpts
Net income from continuing operations attributable to L-3	$204	$193	5.7%		$582	$570	2.1%
Diluted earnings per share from continuing operations	$2.23	$1.98	12.6%		$6.37	$5.78	10.2%
Diluted weighted average common shares outstanding	91.3	97.4	(6.3)%		91.3	98.7	(7.5)%
nm — not meaningful

Net Sales: For the 2013 Third Quarter, consolidated net sales of $3.0 billion decreased $287 million, or 9%, compared to the 2012 Third Quarter as lower sales to the DoD impacted each segment. Acquired businesses, which are all included in the Electronic Systems segment, added $9 million to net sales in the 2013 Third Quarter. Net sales to commercial and international customers increased 2%, or $20 million, to $828 million in the 2013 Third Quarter, including $9 million from acquired businesses, compared to $808 million in the 2012 Third Quarter. Net sales to commercial and international customers, as a percentage of consolidated net sales, increased to 28% for the 2013 Third Quarter compared to 25% for the 2012 Third Quarter.

Sales of products decreased by $219 million to $1,696 million for the 2013 Third Quarter, compared to $1,915 million for the 2012 Third Quarter. Sales of products represented approximately 57% of consolidated net sales for the 2013 Third Quarter and 58% of consolidated net sales for the 2012 Third Quarter. Sales of products decreased for: (1) networked communication systems primarily due to lower volume due to contracts nearing completion and declining demand caused by sequestration, other DoD budget reductions and the drawdown from Afghanistan, as well as lower productivity due to the implementation of new enterprise resource planning (ERP) systems, (2) Microwave Products due to reduced deliveries of power devices for commercial satellite systems and mobile and ground-based satellite communication systems for the U.S. military, (3) Platform Solutions primarily due to lower volume for Australia C-27J aircraft, (4) Sensor Systems due to lower volume primarily for airborne EO/IR turrets due to the U.S. military drawdown from Afghanistan, and

(5) Security & Detection Systems primarily due to order delays from the Transportation Security Administration (TSA). These decreases were partially offset by sales from the recently acquired Link Simulation & Training U.K Limited (Link U.K.) business, and organic sales growth for Warrior Systems due to increased demand for night vision and illumination products for the U.S. Army and holographic weapon sights for the sporting and recreation market.

Sales of services decreased by $68 million to $1,300 million for the 2013 Third Quarter, compared to $1,368 million for the 2012 Third Quarter. Sales of services represented approximately 43% of consolidated net sales for the 2013 Third Quarter and 42% of consolidated net sales for the 2012 Third Quarter. Sales of services decreased primarily due to lower volume for small ISR aircraft systems due to the drawdown from Afghanistan and lower demand for a technical support contract for a U.S. Government agency and information technology (IT) support services for the U.S. Special Operations Command (USSOCOM).

For the 2013 Year-to-Date Period, consolidated net sales of $9.4 billion decreased $213 million, or 2%, compared to the 2012 Year-to-Date Period as lower sales to the DoD impacted each segment. Acquired businesses, which are all included in the Electronic Systems segment, added $81 million to net sales in the 2013 Year-to-Date Period. Net sales to commercial and international customers increased 12%, or $268 million, to $2,491 million in the 2013 Year-to-Date Period, including $74 million from acquired businesses, compared to $2,223 million in the 2012 Year-to-Date Period. Net sales to commercial and international customers, as a percentage of consolidated net sales, increased to 27% for the 2013 Year-to-Date Period compared to 23% for the 2012 Year-to-Date Period.

Sales of products decreased by $133 million to $5,319 million for the 2013 Year-to-Date Period, compared to $5,452 million for the 2012 Year-to-Date Period. Sales of products represented approximately 57% of consolidated net sales for both the 2013 Year-to-Date Period and 2012 Year-to-Date Period. Sales of products decreased due to: (1) networked communication systems primarily due to reasons similar to those discussed above for the 2013 Third Quarter, (2) Microwave Products due to a decline in deliveries of power devices for commercial satellite communication systems, (3) Sensor Systems primarily due to lower volume for the Persistent Threat Detection System (PTDS) contract, (4) Security & Detection Systems primarily due to order delays from the TSA and the completion of certain international contracts, and (5) Space & Propulsion Systems primarily due to certain funding constraints for the Missile Defense Agency’s (MDA) air-launched target programs. These decreases were partially offset by sales from the recently acquired Link U.K. and Kollmorgen Electro-Optical (L-3 KEO) businesses and organic sales growth for: (1) Platform Solutions due to increased volume for modifications for the U.S. Air Force (USAF) EC-130 aircraft and international head of state aircraft, (2) Simulation & Training due to upgrades for F/A-18 flight simulator trainers and increased deliveries of U.S. Army rotary wing training systems for the Flight School XXI program, and (3) Warrior Systems due to increased demand for holographic weapon sights for the sporting and recreation market.

Sales of services decreased by $80 million to $4,054 million for the 2013 Year-to-Date Period, compared to $4,134 million for the 2012 Year-to-Date Period. Sales of services represented approximately 43% of consolidated net sales for both the 2013 Year-to-Date Period and the 2012 Year-to-Date Period. Sales of services decreased due to lower volume for Logistics Solutions, primarily due to the competitive loss of a task order for U.S. Army contract field team support services in Southwest Asia and reduced fleet management services due to the loss of the Joint Primary Aircraft Training Systems (JPATS) contract for the USAF. Sales from services also declined due to lower demand for technical support for a U.S. Government agency and IT support services for USSOCOM.

See the segment results below for additional discussion of our sales.

Operating income and operating margin: Operating income for the 2013 Third Quarter of $314 million decreased $17 million, or 5%, as compared to the 2012 Third Quarter. Operating margin increased by 40 basis points to 10.5% for the 2013 Third Quarter compared to 10.1% for the 2012 Third Quarter. The increase in operating margin is primarily due to improved contract performance for the Electronic Systems segment and lower operating costs at NSS, partially offset by higher costs and reduced productivity for the C3ISR segment.

Higher pension expense of $3 million ($2 million after income taxes, or $0.02 per diluted share) reduced operating margin by 10 basis points. In addition, both the 2013 Third Quarter and the 2012 Third Quarter included severance charges that reduced operating income by $5 million.

Operating income for the 2013 Year-to-Date Period of $934 million decreased $53 million, or 5%, as compared to the 2012 Year-to-Date Period. Operating margin decreased by 30 basis points to 10.0% for the 2013 Year-to-Date Period compared to 10.3% for the 2012 Year-to-Date Period. The decrease in operating margin is primarily due to higher design and production costs for the C3ISR segment. In addition, acquired businesses reduced operating margin by 10 basis points and higher pension expense of $11 million ($7 million after income taxes, or $0.08 per diluted share) reduced operating margin by 10 basis points. Furthermore, both the 2013 Year-to-Date Period and the 2012 Year-to-Date Period included severance charges that reduced operating income by $19 million.

See the segment results below for additional discussion of our operating margin.

Interest expense: Interest expense for the 2013 Third Quarter declined by $4 million, primarily due to lower outstanding debt. The increase in interest and other income, net, was primarily due to a $3 million ($2 million after income tax, or $0.02 per diluted share) non-cash impairment charge in the 2012 Third Quarter related to the dissolution of an unconsolidated joint venture.

Interest expense for the 2013 Year-to-Date Period declined by $7 million, as lower outstanding debt reduced interest expense by $21 million, which was partially offset by $14 million of interest expense that was allocated to discontinued operations in the 2012 Year-to-Date Period. The increase in interest and other income, net, was primarily due to the $3 million non-cash impairment charge recorded in the 2012 Third Quarter.

Effective income tax rate: The effective tax rate for the 2013 Third Quarter decreased to 23.8% from 29.1% for the same period last year. The decrease is primarily due to a $14 million tax benefit in the 2013 Third Quarter for the U.S. Federal research and experimentation tax credit. Tax benefits related to the reversal of amounts accrued for tax years in which the statute of limitations had expired were $10 million for the 2013 Third Quarter and $11 million for the 2012 Third Quarter.

The effective tax rate for the 2013 Year-to-Date Period decreased to 27.8% from 32.3% for the same period last year. The decrease is primarily due to a tax benefit in the 2013 Year-to-Date Period of $28 million ($0.31 per diluted share) for the U.S. Federal research and experimentation tax credit, of which $17 million ($0.19 per diluted share) relates to 2012. Tax benefits related to the reversal of amounts accrued for tax years in which the statute of limitations had expired were $10 million for the 2013 Year-to-Date Period and $11 million for the 2012 Year-to-Date Period.

Net income from continuing operations attributable to L-3 and diluted earnings per share (EPS) from continuing operations: Net income from continuing operations attributable to L-3 in the 2013 Third Quarter increased 6% to $204 million compared to the 2012 Third Quarter, and diluted EPS from continuing operations increased 13% to $2.23 from $1.98.

Net income from continuing operations attributable to L-3 in the 2013 Year-to-Date Period increased $12 million to $582 million compared to the 2012 Year-to-Date Period, and diluted EPS from continuing operations increased 10% to $6.37 from $5.78.

Diluted weighted average common shares outstanding: Diluted weighted average common shares outstanding for the 2013 Third Quarter and the 2013 Year-to-Date Period declined by 6% and 7%, respectively, compared to the same periods last year. The decreases were due to repurchases of our common stock in connection with our share repurchase program authorized by our Board of Directors, partially offset by additional shares issued in connection with various employee stock-based compensation programs and contributions to employee savings plans made in common stock.

Segment Results of Operations

The table below presents selected data by segment reconciled to consolidated totals. See Note 21 to our unaudited condensed consolidated financial statements contained in this quarterly report for additional segment data.

	Third Quarter Ended		Year-to-Date Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
	(dollars in millions)
Net sales:(1)
C3ISR	$750	$886	$2,521	$2,634
Electronic Systems	1,333	1,395	4,040	4,060
P&LS	590	649	1,827	1,854
NSS	323	353	985	1,038

Consolidated net sales	$2,996	$3,283	$9,373	$9,586

Operating income:
C3ISR	$63	$93	$224	$272
Electronic Systems	173	158	468	480
P&LS	52	65	176	179
NSS	26	15	66	56

Consolidated operating income	$314	$331	$934	$987

Operating margin:
C3ISR	8.4%	10.5%	8.9%	10.3%
Electronic Systems	13.0%	11.3%	11.6%	11.8%
P&LS	8.8%	10.0%	9.6%	9.7%
NSS	8.0%	4.2%	6.7%	5.4%
Consolidated operating margin	10.5%	10.1%	10.0%	10.3%

(1)	Net sales are after intercompany eliminations.

C3ISR

	Third Quarter Ended		Decrease		Year-to-Date Ended		Decrease
	September 27, 2013	September 28, 2012			September 27, 2013	September 28, 2012
	(dollars in millions)
Net sales	$750	$886	(15.3)%		$2,521	$2,634	(4.3)%
Operating income	$63	$93	(32.3)%		$224	$272	(17.6)%
Operating margin	8.4%	10.5%	(210	) bpts	8.9%	10.3%	(140	) bpts

C3ISR net sales for the 2013 Third Quarter decreased by $136 million, or 15%, compared to the 2012 Third Quarter. Sales decreased by $90 million for networked communication systems and $46 million for ISR Systems. The decrease in sales for networked communication systems was due to: (1) lower volume for airborne and ground-based systems due to contracts nearing completion and declining demand caused by sequestration and other DoD budget reductions, (2) lower U.S. Army demand for remote video terminals primarily due to the U.S. military drawdown from Afghanistan, and (3) lower productivity due to the implementation of new ERP systems during the third quarter which caused sales volume to decline by approximately $45 million. The decrease in sales for ISR Systems was due to lower volume for small ISR aircraft systems of $70 million primarily due to the drawdown from Afghanistan. This decrease was partially offset by higher volume on ISR platforms for foreign military customers and logistics support and fleet management services for U.S. Government customers.

C3ISR operating income for the 2013 Third Quarter of $63 million, which included severance charges of $2 million, decreased by $30 million, or 32%, compared to the 2012 Third Quarter. Operating margin decreased by 210 basis points to 8.4%. Higher costs and lower productivity due to the implementation of new ERP systems at networked communication systems during the 2013 Third Quarter reduced operating margin by 140 basis points. In addition, lower sales volume for networked communication systems reduced operating margin by 120 basis points. Higher pension expense of $4 million reduced operating margin by 50 basis points. These decreases were partially offset by an increase of 100 basis points primarily due to improved productivity on certain contracts for ISR Systems.

C3ISR net sales for the 2013 Year-to-Date Period decreased by $113 million, or 4%, compared to the 2012 Year-to-Date Period. Sales decreased $146 million for networked communication systems, which was partially offset by an increase of $33 million for ISR Systems. The decrease in sales for networked communication systems was due to: (1) declining U.S. Army demand for remote video terminals due to the U.S. military drawdown from Afghanistan, (2) lower volume for airborne and ground-based systems and vehicle mounted satellite communication ground stations due to contracts nearing completion and declining demand caused by sequestration and other DoD budget reductions, and (3) lower productivity due to the implementation of new ERP systems during the third quarter. The increase in sales for ISR Systems was primarily due to small ISR aircraft sales to the DoD.

C3ISR operating income for the 2013 Year-to-Date Period of $224 million, which included severance charges of $5 million, decreased by $48 million, or 18%, compared to the 2012 Year-to-Date Period. Operating margin decreased by 140 basis points to 8.9%. Operating margin declined by 200 basis points primarily due to higher design and production costs for select contracts and 40 basis points for higher costs and lower productivity due to the implementation of new ERP systems at networked communication systems. Higher pension expense of $12 million reduced operating margin by 50 basis points. These decreases were partially offset by 80 basis points primarily due to sales mix changes and 70 basis points due to improved productivity on certain contracts for ISR Systems.

Electronic Systems

	Third Quarter Ended		Increase/ (decrease)		Year-to-Date Ended		Decrease
	September 27, 2013	September 28, 2012			September 27, 2013	September 28, 2012
	(dollars in millions)
Net sales	$1,333	$1,395	(4.4)%		$4,040	$4,060	(0.5)%
Operating income	$173	$158	9.5%		$468	$480	(2.5)%
Operating margin	13.0%	11.3%	170	bpts	11.6%	11.8%	(20	) bpts

Electronic Systems net sales for the 2013 Third Quarter decreased by $62 million, or 4%, compared to the 2012 Third Quarter. Sales declined by $98 million primarily for: (1) Microwave Products due to reduced deliveries of power devices for commercial satellite communication systems and mobile and ground-based satellite communication systems for the U.S. military as programs ended, (2) Security & Detection Systems due to order delays from the TSA, and (3) Sensor Systems due to lower volume primarily for airborne EO/IR turrets due to the U.S. military drawdown from Afghanistan. These declines were partially offset by $27 million of increased demand, primarily for Warrior Systems’ night vision and illumination products for the U.S. Army and holographic weapon sights for the sporting and recreation market. Sales also increased from the Link U.K. acquisition by $9 million.

Electronic Systems operating income for the 2013 Third Quarter of $173 million, which included severance charges of $3 million, increased by $15 million, or 9%, compared to the 2012 Third Quarter. Operating margin increased by 170 basis points to 13.0%. Operating margin increased by: (1) 80 basis points due to improved contract performance across several business areas, including Microwave Products, Space & Propulsion Systems,

Sensor Systems and Marine Services, (2) 60 basis points, or $8 million, due to a reduction in the estimated fair value of previously accrued contingent consideration for business acquisitions, and (3) 30 basis points due to sales mix changes for Aviation Products.

Electronic Systems net sales for the 2013 Year-to-Date Period decreased by $20 million, or 0.5%, compared to the 2012 Year-to-Date Period. Sales declined by $192 million primarily for: (1) Microwave Products due to a decline in deliveries of power devices for commercial satellite communication systems, (2) Space & Propulsion Systems due to certain funding constraints for the MDA’s air-launched target programs, (3) Security & Detection Systems due to order delays from the TSA and the completion of certain international contracts, and (4) Sensor Systems due to lower volume primarily for airborne EO/IR turrets for the PTDS contract due to the U.S. military drawdown from Afghanistan. These decreases were partially offset by a sales increase of $91 million primarily for Simulation & Training due to upgrades for F/A-18 flight simulator trainers and increased deliveries of U.S. Army rotary wing training systems for the Flight School XXI program and Warrior Systems due to increased demand for holographic weapon sights for the sporting and recreation market. Sales also increased by $81 million primarily due to the Link U.K. and L-3 KEO acquisitions.

Electronic Systems operating income for the 2013 Year-to-Date Period of $468 million, which included severance charges of $13 million, decreased by $12 million, or 3%, compared to the 2012 Year-to-Date Period. Operating margin decreased by 20 basis points to 11.6%. Sales declines and mix changes were mostly offset by improved contract performance across several business areas, including Microwave Products and Space & Propulsion Systems. Sales from acquired businesses reduced operating margin by 20 basis points.

P&LS

	Third Quarter Ended		Decrease		Year-to-Date Ended		Decrease
	September 27, 2013	September 28, 2012			September 27, 2013	September 28, 2012
	(dollars in millions)
Net sales	$590	$649	(9.1)%		$1,827	$1,854	(1.5)%
Operating income	$52	$65	(20.0)%		$176	$179	(1.7)%
Operating margin	8.8%	10.0%	(120	) bpts	9.6%	9.7%	(10	) bpts

P&LS net sales for the 2013 Third Quarter decreased by $59 million, or 9%, compared to the 2012 Third Quarter. Platform Solutions sales decreased by $71 million, which was partially offset by a sales increase of $12 million for Logistics Solutions. The Platform Solutions sales decrease was primarily for the Australia C-27J aircraft due to the timing of contract deliverables, U.S. Navy maritime patrol aircraft due to reduced funding caused by sequestration and reduced deliveries of aircraft cabin assemblies. The increase in Logistics Solutions was primarily due to increased volume for field maintenance and sustainment services for USAF training aircraft driven by a new competitively won contract.

P&LS operating income for the 2013 Third Quarter of $52 million decreased by $13 million, or 20%, compared to the 2012 Third Quarter. Operating margin decreased by 120 basis points to 8.8% primarily due to lower margin sales mix for Logistics Solutions.

P&LS net sales for the 2013 Year-to-Date Period decreased by $27 million, or 1%, compared to the 2012 Year-to-Date Period. Logistics Solutions sales decreased by $59 million, which was partially offset by a sales increase of $32 million for Platform Solutions. The decrease in Logistics Solutions was primarily due to the competitive loss of a task order for U.S. Army contract field team support services in Southwest Asia, which was completed in 2012, and reduced fleet management services due to the loss of the JPATS contract for the USAF. These decreases were partially offset by increased volume for field maintenance and sustainment services for USAF training aircraft. Platform Solutions sales increased primarily due to increased volume for USAF EC-130 and international head of state aircraft, and aircraft maintenance for the DND, partially offset by lower volume for the Joint Cargo Aircraft (JCA), Australia C-27J aircraft, and U.S. Navy maritime patrol aircraft, as well as reduced deliveries of aircraft cabin assemblies.

P&LS operating income for the 2013 Year-to-Date Period of $176 million decreased by $3 million, or 2%, compared to the 2012 Year-to-Date Period. Operating margin decreased by 10 basis points to 9.6% primarily due to the decrease in sales for Logistics Solutions.

NSS

	Third Quarter Ended		Increase/ (decrease)		Year-to-Date Ended		Increase/ (decrease)
	September 27, 2013	September 28, 2012			September 27, 2013	September 28, 2012
	(dollars in millions)
Net sales	$323	$353	(8.5)%		$985	$1,038	(5.1)%
Operating income	$26	$15	73.3%		$66	$56	17.9%
Operating margin	8.0%	4.2%	380	bpts	6.7%	5.4%	130	bpts

NSS net sales for the 2013 Third Quarter decreased by $30 million, or 8%, compared to the 2012 Third Quarter. The decrease in sales was primarily due to lower demand for a technical support contract for a U.S. Government agency due to sequestration budget reductions, and less demand for USSOCOM IT support services, as our previous single-award contract converted to several multiple-award contracts, which reduced our workshare.

NSS operating income for the 2013 Third Quarter of $26 million increased by $11 million, or 73%, compared to the 2012 Third Quarter. Operating margin increased by 380 basis points to 8.0%. Operating margin increased by: (1) 180 basis points due to 2012 Third Quarter charges of $4 million for an inventory write-down of security and safety equipment and legal fees of $2 million related to a supplier dispute that did not recur, (2) 170 basis points primarily due to lower operating costs, and (3) 30 basis points due to the timing of award fees for IT support services.

NSS net sales for the 2013 Year-to-Date Period decreased by $53 million, or 5%, compared to the 2012 Year-to-Date Period primarily due to reasons similar to the those discussed above for 2013 Third Quarter.

NSS operating income for the 2013 Year-to-Date Period of $66 million, which included severance charges of $1 million, increased by $10 million, or 18%, compared to the 2012 Year-to-Date Period. Operating margin increased by 130 basis points to 6.7%. Operating margin increased by: (1) 70 basis points due to 2012 Year-to-Date Period charges of $4 million for an inventory write-down of security and safety equipment and legal fees of $3 million related to a supplier dispute that did not recur, (2) 30 basis points for improved contract performance, and (3) 30 basis points primarily due to lower operating costs.

Liquidity and Capital Resources

Anticipated Sources and Uses of Cash Flow

At September 27, 2013, we had total cash and cash equivalents of $377 million as compared to $349 million at December 31, 2012. While no amounts of the cash and cash equivalents are considered restricted, $230 million was held by the Company’s foreign subsidiaries at September 27, 2013. The repatriation of cash held in non-U.S. jurisdictions is subject to local capital requirements, as well as income tax considerations. Our primary source of liquidity is cash flow generated from operations. We generated $617 million of cash from operating activities during the 2013 Year-to-Date Period. Significant cash used during the 2013 Year-to-Date Period included $404 million to repurchase shares of our common stock, $151 million paid for dividends and $147 million for capital expenditures.

As of September 27, 2013, we had the availability of substantially all of our $1 billion Amended and Restated Revolving Credit Facility. Our Amended and Restated Revolving Credit Facility expires on February 3, 2017. We currently believe that our cash from operating activities, together with our cash on hand, and available borrowings under our Amended and Restated Revolving Credit Facility will be adequate for the foreseeable future to meet our anticipated requirements for working capital, capital expenditures, defined benefit plan contributions, commitments, contingencies, research and development expenditures, business acquisitions (depending on the size), program and other discretionary investments, interest payments, income tax payments, L-3 Holdings’ dividends and share repurchases.

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

Balance Sheet

Billed receivables increased by $116 million to $1,084 million at September 27, 2013, from $968 million at December 31, 2012 primarily due to the timing of collections for ISR Systems and Logistics Solutions.

Contracts in process increased by $55 million to $2,691 million at September 27, 2013, from $2,636 million at December 31, 2012 due to an increase of $49 million in unbilled contracts receivables and $8 million in inventoried contract costs, partially offset by decreases of $2 million of foreign currency translation adjustments. The increase in unbilled contracts receivables is primarily due to sales exceeding billings for Logistics Solutions and Sensor Systems. The increase in inventoried contract costs is due to the timing of deliveries across several business areas, primarily Warrior Systems.

L-3’s receivables days sales outstanding (DSO) was 77 at September 27, 2013, compared with 71 at December 31, 2012 and 75 at September 28, 2012. The increase in DSO was primarily due to the increase in our net billed and unbilled contract receivables for the reasons discussed above. We calculate our DSO by dividing: (1) our aggregate end of period billed receivables and net unbilled contract receivables, by (2) our trailing 12 month sales adjusted, on a pro forma basis, to include sales from business acquisitions and exclude sales from business divestitures that we completed as of the end of the period, multiplied by the number of calendar days in the trailing 12 month period (364 days at September 27, 2013, 366 days at December 31, 2012 and 364 days at September 28, 2012). Our trailing 12 month pro forma sales were $12,932 million at September 27, 2013, $13,240 million at December 31, 2012 and $13,342 million at September 28, 2012.

Inventories increased by $57 million to $420 million at September 27, 2013, from $363 million at December 31, 2012 primarily due to higher inventory for Security & Detection and Warrior Systems to support customer demand and $2 million for foreign currency translation adjustments.

Goodwill decreased by $19 million to $7,757 million at September 27, 2013 from $7,776 million at December 31, 2012. The table below presents the changes in goodwill by segment.

	C3ISR	Electronic Systems	P&LS	NSS	Consolidated Total
	(in millions)
Balance at December 31, 2012	$797	$4,836	$1,175	$968	$7,776
Business dispositions	—	(2)	—	—	(2)
Foreign currency translation adjustments(1)	—	(7)	(10)	—	(17)

Balance at September 27, 2013	$797	$4,827	$1,165	$968	$7,757

(1)

The decreases in goodwill presented in the Electronic Systems and P&LS segments were primarily due to the strengthening of the U.S. dollar against the Canadian dollar and Australian dollar, partially offset by the weakening of the U.S. dollar against the Euro during the year-to-date period ended September 27, 2013.

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

The decrease in advance payments and billings in excess of costs incurred was primarily due to the liquidation of balances on contracts for Platform Solutions, Sensor Systems, and Networked Communication Systems, and $2 million of foreign currency translation adjustments.

The decrease in pension and postretirement benefit plan liabilities was primarily due to cash contributions exceeding pension expense (excluding amortization of net losses) during the 2013 Year-to-Date Period. We expect to contribute cash of approximately $106 million to $145 million to our pension plans in 2013, of which $93 million was contributed during the 2013 Year-to-Date Period.

Non-current deferred income tax liabilities increased primarily due to amortization of certain goodwill and other identifiable intangible assets for tax purposes.

Statement of Cash Flows

2013 Year-to-Date Period Compared with 2012 Year-to-Date Period

The table below provides a summary of our cash flows from operating, investing, and financing activities for the periods indicated.

	Year-to-Date Ended
	September 27, 2013	September 28, 2012
	(in millions)
Net cash from operating activities from continuing operations	$617	$692
Net cash used in investing activities from continuing operations	(141)	(137)
Net cash used in financing activities from continuing operations	(446)	(883)

Operating Activities — Continuing Operations

We generated $617 million of cash from operating activities during the 2013 Year-to-Date Period, a decrease of $75 million compared with $692 million generated during the 2012 Year-to-Date Period. The decrease was due to: (1) $66 million of more cash used for changes in operating assets and liabilities primarily due to advance payments and billings in excess of costs incurred, partially offset by lower pension plan contributions and income tax payments and (2) lower non-cash expenses of $24 million primarily due to lower contributions to employee savings plans in L-3 Holdings’ common stock. These decreases were partially offset by higher income from continuing operations of $15 million. See the discussion above under “Liquidity and Capital Resources — Balance Sheet” for additional information on changes in operating assets and liabilities.

Investing Activities — Continuing Operations

During the 2013 Year-to-Date Period, we used $141 million of cash, including $147 million for capital expenditures. These cash outflows were partially offset by proceeds of $10 million from dispositions of property, plant and equipment and $4 million from a business divesture. The 2012 Year-to-Date Period includes $349 million of cash used for the L-3 KEO, MAVCO, Inc. and Link U.K business acquisitions and $124 million for capital expenditures. Additionally, the 2012 Year-to-Date Period cash outflows were offset by $335 million of cash received from the spin-off of Engility.

Financing Activities — Continuing Operations

Debt

At September 27, 2013 total outstanding debt was $3,630 million, of which $2,941 million was senior debt and $689 million was CODES, compared to $3,629 million at December 31, 2012, of which $2,940 million was senior debt and $689 million was CODES. At September 27, 2013, there were no borrowings outstanding under our $1 billion Amended and Restated Revolving Credit Facility and we had substantially all of our $1 billion facility available for borrowings. We also had $568 million of outstanding standby letters of credit with financial institutions covering performance and financial guarantees per contractual requirements with certain customers, at September 27, 2013. These standby letters of credit may be drawn upon in the event that we do not perform on certain of our contractual requirements. At September 27, 2013, our outstanding debt matures between November 15, 2016 and August 1, 2035. See Note 9 to our unaudited condensed consolidated financial statements contained in this quarterly report for the components of our debt at September 27, 2013.

Debt Covenants and Other Provisions. The Amended and Restated Revolving Credit Facility and Senior Notes contain financial and/or other restrictive covenants. See Note 10 to our audited consolidated financial statements for the year ended December 31, 2012, included in our Annual Report on Form 10-K, for a description of our debt and related financial covenants and cross default provisions. As of September 27, 2013, we were in compliance with our financial and other restrictive covenants.

Under select conditions, including if L-3 Holdings’ common stock price is more than 120% (currently $108.29) of the then current conversion price (currently $90.24) for a specified period, the conversion feature of the CODES will require L-3 Holdings, upon conversion, to pay the holders of the CODES the principal amount in cash, and if the settlement amount exceeds the principal amount, the excess will be settled in cash or stock or a combination thereof, at our option. See Note 10 to our audited consolidated financial statements for the year ended December 31, 2012, included in our Annual Report on Form 10-K, for additional information regarding the CODES, including conditions for conversion. L-3 Holdings’ closing stock price on October 23, 2013 was $95.98 per share.

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

The table below presents our repurchases of L-3 Holdings’ common stock during the 2013 Year-to-Date Period.

	Total Number of Shares Purchased	Average Price Paid Per Share	Treasury Stock
			(at cost in millions)
January 1 — March 29, 2013	1,571,672	$77.30	$122
March 30 — June 28, 2013	1,512,201	$83.59	$126
June 29 — September 27, 2013	1,692,160	$92.25	$156

Of the $404 million of aggregate share repurchases made by L-3 Holdings in the 2013 Year-to-Date Period, $168 million were made under the $1.5 billion share repurchase program approved by L-3 Holdings’ Board of Directors on April 26, 2011. The April 26, 2011 share repurchase program expired on April 30, 2013. The remaining $236 million of share repurchases were made under the $1.5 billion share repurchase program approved by L-3 Holdings’ Board of Directors on February 5, 2013, which had a remaining dollar value of authorization of $1,264 million at September 27, 2013. From September 28, 2013 through October 23, 2013, L-3 Holdings repurchased 527,135 shares of its common stock at an average price of $93.88 per share for an aggregate amount of $49 million under the February 5, 2013 share repurchase program.

During the 2013 Year-to-Date Period, L-3 Holdings’ Board of Directors authorized the quarterly cash dividends in the table below.

Date Declared	Record Date	Cash Dividend Per Share	Date Paid	Total Dividends Paid
				(in millions)
February 5, 2013	March 1, 2013	$0.55	March 15, 2013	$50
April 30, 2013	May 17, 2013	$0.55	June 17, 2013	$49
June 19, 2013	August 19, 2013	$0.55	September 16, 2013	$50

In addition to the dividends in the table above, the Company paid $2 million of previously accrued dividends for employee held stock-awards during the 2013 Year-to-Date Period.

On October 22, 2013, L-3 Holdings’ Board of Directors declared a quarterly cash dividend of $0.55 per share, payable on December 16, 2013, to shareholders of record at the close of business on November 18, 2013.

Legal Proceedings and Contingencies

For a discussion of legal proceedings and contingencies that could impact our results of operations, financial condition or cash flows, see Note 17 to our unaudited condensed consolidated financial statements contained in this quarterly report.

Forward-Looking Statements

Certain of the matters discussed in this report, including information regarding the Company’s 2013 financial outlook, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than historical facts, may be forward-looking statements, such as “may,” “will,” “should,” “likely,” “projects,” ‘‘expects,’’ ‘‘anticipates,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘believes,’’ ‘‘estimates,’’ and similar expressions are used to identify forward-looking statements. The Company cautions investors that these statements are subject to risks and uncertainties many of which are difficult to predict and generally beyond the Company’s control that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. Some of the factors that could cause actual results to differ include, but are not limited to, the following: our dependence on the defense industry; backlog processing and program slips resulting from delayed funding of the Department of Defense (DoD) budget; the outcome of sequestration cuts to the defense budget and the apportionment of available funding between programs; future U.S. Government shutdowns or failure to raise the debt ceiling; our reliance on contracts with a limited number of customers and the possibility of termination of government contracts by unilateral government action or for failure to perform; the extensive legal and regulatory requirements surrounding many of our contracts; our ability to retain our existing business and related contracts; our ability to successfully compete for and win new business; or, identify, acquire and integrate additional businesses; our ability to maintain and improve our operating margin; the availability of government funding and changes in customer requirements for our products and services; our significant amount of debt and the restrictions contained in our debt agreements; our ability to continue to recruit, retain and train our employees; actual future interest rates, volatility and other assumptions used in the determination of pension benefits and equity based compensation, as well as the market performance of benefit plan assets; our collective bargaining agreements, our ability to successfully negotiate contracts with labor unions and our ability to favorably resolve labor disputes should they arise; the business, economic and political conditions in the markets in which we operate; global economic uncertainty; the DoD’s in-sourcing and efficiency initiatives; events beyond our control such as acts of terrorism; our ability to perform contracts on schedule; our international operations; our extensive use of fixed-price type contracts; the rapid change of technology and high level of competition in which our businesses participate; our introduction of new products into commercial markets or our investments in civil and commercial products or companies; the outcome of litigation matters; results of audits by U.S. Government agencies and of on-going governmental investigations; the impact on our business of improper conduct by our employees, agents or business partners; ultimate resolution of contingent matters, claims and investigations relating to acquired businesses, and the impact on the final purchase price allocations; and the fair values of our assets.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Derivative Financial Instruments and Other Market Risks,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for a discussion of our exposure to market risks. There were no material changes to our disclosure about market risks during the 2013 Year-to-Date Period. See Notes 15 and 16 to our unaudited condensed consolidated financial statements contained in this quarterly report for the aggregate fair values and notional amounts of our foreign currency forward contracts at September 27, 2013.

ITEM 4.

CONTROLS AND PROCEDURES

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 related to L-3 Holdings and L-3 Communications is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 27, 2013. Based upon that evaluation, our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer concluded that, as of September 27, 2013, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 27, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about share repurchases made by L-3 Holdings of its common stock during the 2013 Third Quarter. Repurchases are made from time to time at management’s discretion in accordance with applicable U.S. Federal securities laws. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs(1)
				(in millions)
June 29 — July 31, 2013	247,968	$88.61	247,968	$1,398
August 1 — August 31, 2013	639,727	$92.44	639,727	$1,339
September 1 — September 27, 2013	804,465	$93.21	804,465	$1,264

Total	1,692,160	$92.25	1,692,160

(1)

The share repurchases that were completed as described in the table above were made pursuant to the $1.5 billion share repurchase program authorized by L-3 Holdings’ Board of Directors on February 5, 2013, which had a remaining dollar value of authorization of $1,264 million at September 27, 2013 and expires on June 30, 2015.

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
(Principal Financial Officer)

Date: October 29, 2013

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

**11	L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Common Share.

*12	Ratio of Earnings to Fixed Charges.

*31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*32	Section 1350 Certification.

***101.INS	XBRL Instance Document.

***101.SCH	XBRL Taxonomy Extension Schema Document.

***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

***101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**

The information required in this exhibit is presented in Note 13 to the unaudited condensed consolidated financial statements as of September 27, 2013 contained in this quarterly report in accordance with the provisions of ASC 260, Earnings Per Share.

***	Filed electronically with this report.