Form 10-K
period 2013-12-31
L 3 COMMUNICATIONS HOLDINGS INC; L 3 COMMUNICATIONS CORP
filed 2014-02-25
CIK 1056239, 1039101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file numbers 001-14141 and 333-46983

L-3 COMMUNICATIONS HOLDINGS, INC.

L-3 COMMUNICATIONS CORPORATION

(Exact names of registrants as specified in their charters)

Delaware	13-3937434 and 13-3937436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Nos.)
600 Third Avenue, New York, NY	10016
(Address of principal executive offices)	(Zip Code)

(212) 697-1111

(Telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered:
L-3 Communications Holdings, Inc. common stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.	☒	Yes ☐ No
Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☐	Yes ☒ No

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).  ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant L-3 Communications Holdings, Inc. is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘large accelerated filer,’ ‘accelerated filer’ and ‘smaller reporting company’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant L-3 Communications Corporation is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘large accelerated filer,’ ‘accelerated filer’ and ‘smaller reporting company’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).  ☐  Yes  ☒  No

The aggregate market value of the L-3 Communications Holdings, Inc. voting stock held by non-affiliates of the Registrants as of June 28, 2013 was approximately $7.6 billion. For purposes of this calculation, the Registrants have assumed that their directors and executive officers are affiliates.

There were 85,847,821 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on February 19, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A relating to the Registrants’ Annual Meeting of Shareholders, to be held on May 6, 2014, will be incorporated by reference in this Form 10-K in response to Items 10,11,12,13 and 14 of Part III. The definitive proxy statement will be filed with the SEC no later than 120 days after the registrants’ fiscal year ended December 31, 2013.

L-3 COMMUNICATIONS HOLDINGS, INC.

L-3 COMMUNICATIONS CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2013

PART I

For convenience purposes in this filing on Form 10-K, “L-3 Holdings” refers to L-3 Communications Holdings, Inc., and “L-3 Communications” refers to L-3 Communications Corporation, a wholly-owned operating subsidiary of L-3 Holdings. “L-3”, “we”, “us” and “our” refer to L-3 Holdings and its subsidiaries, including L-3 Communications.

Item 1. Business

Overview

L-3 Holdings, a Delaware corporation organized in April 1997, derives all of its operating income and cash flows from its wholly-owned subsidiary, L-3 Communications. L-3 Communications, a Delaware corporation, is a prime contractor in Intelligence, Surveillance and Reconnaissance (ISR) systems, Command, Control, Communications (C3) systems, platform and logistics solutions for aircraft, maritime vessels and ground vehicles, and national security solutions. L-3 is also a leading provider of a broad range of electronic systems used on military and commercial platforms. Our customers include the United States (U.S.) Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), U.S. Department of State (DoS), allied international governments, and domestic and international commercial customers.

We have four reportable segments: (1) C3ISR, (2) Electronic Systems, (3) Platform and Logistics Solutions (P&LS), and (4) National Security Solutions (NSS). Financial information for our segments, including sales by geographic area, is included in “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 22 to our audited consolidated financial statements.

For the year ended December 31, 2013, we generated sales of $12,629 million, operating income of $1,258 million and net cash from operating activities from continuing operations of $1,263 million. The table below presents a summary of our 2013 sales by major category of end customer. For a more detailed presentation of our sales by end customer, see “Major Customers” within this Business section.

	2013 Sales	% of Total Sales
	(in millions)
DoD	$8,584	68%
Other U.S. Government	584	5

Total U.S. Government	$9,168	73%
International (foreign governments)	1,753	14
Commercial — international	1,061	8
Commercial — domestic	647	5

Total sales	$12,629	100%

Business Strategy

The goal of our strategy is to build and sustain strong businesses with durable competitive discriminators and number one or number two market positions. Our business strategy is customer-focused and aims to increase shareholder value by expanding our strong positions in C3ISR, electronic systems, platform and logistics solutions and national security solutions by leveraging our customer relationships and pursuing adjacent market opportunities. We intend to gain market share with innovative and affordable solutions, collaboration across L-3’s business units and demonstrated past performance that address customer imperatives. We will continue shifting our business portfolio to emphasize products, systems and proprietary services. Financially, our emphasis is on growing earnings per share and cash flow. Our strategy involves a flexible and balanced combination of organic growth, cost reductions, and select business acquisitions and divestitures, enabling us to grow the company and also return cash to our shareholders in a balanced and disciplined manner. Our strategy includes the elements discussed below.

Maintain an Entrepreneurial, Accountable, Ethical and Results-Driven Culture. A key part of L-3’s strategy is our entrepreneurial, accountable, and results-driven culture that focuses on meeting our customers’ needs and on achieving L-3’s strategic goals and growth objectives. L-3’s culture is made up of diverse people providing creative, innovative and affordable solutions and ideas in an environment that fosters teamwork and collaboration across our business units. Operating with integrity and a commitment to the highest standards of ethical conduct and maintaining strong internal controls are foundational elements of our strategy to build and maintain the trust of our customers, shareholders, employees, suppliers and communities where we live and work.

Strengthen and Expand Our Market Positions. We intend to use our existing prime contractor and supplier positions and internal investments to increase our market share, grow our sales organically and continue to build strong businesses with durable discriminators that have a number one or number two market position. We intend to expand our prime contractor roles in select business areas where we have domain expertise, including C3ISR, platform and logistics solutions and national security solutions. We expect to benefit from and expand our supplier positions to multiple bidders by leveraging our customer relationships and pursuing adjacent market opportunities. As an independent supplier of a broad range of products, subsystems and systems in several key business areas, our growth will partially be driven by expanding our share of existing programs and participating in new programs. Teaming arrangements with other prime contractors and platform original equipment manufacturers is one way we intend to pursue select new business opportunities and expand our content on select platforms. We plan to maintain our diversified and broad business mix with limited reliance on any single contract, follow-on or new business opportunity. While sales to the U.S. Government, especially the DoD, will remain an integral part of L-3’s business, we also intend to continue to increase our sales from international and commercial businesses. We expect to continue to supplement our organic sales growth by acquiring, on a select basis, businesses that provide attractive returns on investment and add new products, technologies, programs and contracts, or provide access to select DoD, other U.S. Government, international and/or commercial customers.

Collaborate to Increase Growth Opportunities. We intend to deepen the collaboration among our diversified businesses to develop new business opportunities, combine our leading technologies and deliver the right solutions to our customers quickly. We expect that our core strengths of agility, responsiveness and cost-effectiveness will allow us to continue to provide exceptional performance to our customers. We intend to continue our shift from a “black box” provider to a complete national security solutions provider.

Leverage Our Excellent Customer Relationships. We will maintain and expand our excellent customer relationships. We also intend to continue to leverage our customer relationships and our capabilities, including proprietary technologies, to expand the scope of our products to existing and new customers. We also intend to continue to align our products, services, investments in research and development and business acquisitions to proactively address customer priorities and requirements and invest in growth areas such as C3ISR, sensor systems, special operations, cyber security and intelligence support.

Proactively Manage Our Cost Structure and Optimize Our Business Portfolio. We intend to continue to increase productivity and to reduce our direct contract costs and overhead costs, including general and administrative costs. Our effective management of labor, material, subcontractor and other direct costs is an important element of cost control and favorable contract performance. We believe that proactively re-sizing our businesses to their anticipated sales, combined with continuous cost improvement will enable us to increase our cost competitiveness, and to selectively invest in new product development, business acquisitions, bids and proposals and other business development activities to increase our market share.

Achieve Outstanding Program Performance. We believe that outstanding performance on our existing programs and contracts in terms of on-budget, on-schedule and satisfying and exceeding technical and other contractual performance requirements, is the foundation for expanding L-3’s prime contractor and supplier positions and growing market share. We believe that a prerequisite for growing and winning new business is to retain our existing business by successfully meeting the performance criteria included in our contracts. We will continue to focus on delivering superior contract performance with affordable prices to our customers in order to maintain our reputation as an agile and responsive contractor and to differentiate ourselves from our competitors.

Attract and Retain Skilled Personnel. The success of our businesses is, to a large extent, dependent upon the knowledge and skills of our employees. We intend to continue to attract and retain employees who have management, contracting, engineering and technical skills and who have U.S. Government security clearances, particularly those with clearances of top-secret and above.

Business Acquisitions and Divestitures

During the years ended December 31, 2013, 2012 and 2011, we used net cash of $62 million, $348 million and $20 million for business acquisitions, respectively. Additionally, we completed the spin-off of our subsidiary, Engility Holdings, Inc. (Engility), to our shareholders on July 17, 2012. See “Part II – Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Acquisitions and Divestitures” for additional information regarding our business acquisitions and divestitures, including the spin-off of Engility.

Products and Services

Our four reportable segments provide a wide range of products and services to various customers and are described below. See “Part II – Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Reportable Segment Results of Operations” and Note 22 to our audited consolidated financial statements for financial information about each segment.

C3ISR Reportable Segment

In 2013, C3ISR net sales of $3,367 million represented 27% of our total net sales. The businesses in this reportable segment provide products and services for the global ISR market, specializing in signals intelligence (SIGINT) and communications intelligence (COMINT) systems. These products and services provide the warfighter with the unique ability to collect and analyze data from command centers, communication nodes and air defense systems for real-time situational awareness and response. The businesses in this reportable segment also provide C3 systems, networked communication systems and secure communications products for military and other U.S. Government and allied international government intelligence, reconnaissance and surveillance applications. We believe that these products and services are critical elements for a substantial number of major command, control and communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring, and dissemination functions of these communication systems. Major products and services for this reportable segment include:

•

highly specialized fleet management sustainment and support services, including procurement, systems integration, sensor development, modifications and periodic depot maintenance for ISR and special mission aircraft and airborne systems;

•	strategic and tactical SIGINT systems that detect, collect, identify, analyze and disseminate information;

•

secure data links that enable real-time information collection and dissemination to users of networked communications for airborne, satellite, ground and sea-based remote platforms, both manned and unmanned;

•	secure terminal and communication network equipment and encryption management; and

•	communication systems for surface and undersea vessels and manned space flights.

The table below provides additional information for the systems, products and services; selected applications; and selected platforms or end users of our C3ISR reportable segment.

Systems/Products/Services	Selected Applications	Selected Platforms/End Users

ISR Systems

• Prime mission systems integration, sensor development and operations and support	• Signal processing, airborne (SIGINT) applications, antenna technology, real-time process control and software development	• U.S. Air Force (USAF), United Kingdom Ministry of Defence (U.K.MoD), and other allied international military ISR aircraft platforms and ground systems

• Fleet management of special mission aircraft, including avionics and mission system upgrades and logistics support	• Measurement collection and signal intelligence, special missions	• DoD and classified customers within the U.S. Government

• ISR operations and support	• Data link support and services, special applications, classified projects, spares and repairs	• USAF and U.S. Army ISR aircraft platforms and ground systems

Networked Communications

• Airborne, space and surface data link terminals, ground stations, and transportable tactical satellite communications (SATCOM) systems	• High performance, wideband secure communication links for relaying of intelligence and reconnaissance information	• Manned aircraft, unmanned aerial vehicles (UAVs), naval ships, ground vehicles and satellites for the DoD

• Multi-band Manpack Receivers	• Portable, ruggedized terminals used for receiving reconnaissance video and sensor data from multiple airborne platforms	• U.S. Special Operations Command (USSOCOM), USAF and other DoD customers

Secure Communications Products

• Secure communications terminals and equipment, and secure network encryption products	• Secure and non-secure voice, data and video communication for office, battlefield and secure internet protocol (IP) network applications	• DoD and U.S. Government intelligence agencies

• Ground-based satellite communications terminals and payloads	• Interoperable, transportable ground terminals	• DoD and U.S. Government intelligence agencies

• Shipboard communications systems	• Internal and external communications (radio rooms)	• U.S. Navy (USN), U.S. Coast Guard (USCG) and allied international navies

Electronic Systems Reportable Segment

In 2013, Electronic Systems net sales of $5,524 million represented 44% of our total net sales. The businesses in this reportable segment provide a broad range of products and services, including components, products, subsystems, systems and related services to military and commercial customers in several niche markets. The table below provides a summary of the segment’s business areas and the percentage that each contributed to Electronic Systems’ net sales in 2013.

Business Area	% of 2013 Segment Sales
Marine & Power Systems	21%
Microwave Products	17
Sensor Systems	17
Simulation & Training	13
Aviation Products	8
Warrior Systems	8
Precision Engagement	7
Security & Detection Systems	5
Space & Propulsion Systems	4

Total Electronic Systems	100%

The table below provides additional information for the systems, products and services; selected applications; and selected platforms or end users of our Electronic Systems reportable segment.

Systems/Products/Services	Selected Applications	Selected Platforms/End Users
Marine & Power Systems

• Integrated electrical power and electric propulsion packages, integrated automation, navigation, communication, and dynamic positioning systems, and audio/visual solutions and safety systems	• Surface ships ranging from shipping vessels, container carriers, environmental, research and offshore construction ships, naval frigates, ferries, cruise liners and mega yachts	• Commercial shipbuilders and shipowners and allied international navies

• Naval power delivery, conversion and switching products, and hybrid electric drives	• Switching, distribution and protection, frequency and voltage conversion, propulsion motors and drive units	• Naval submarines, surface ships and aircraft carriers

• Automation, navigation, communications, and sensors and integrated Command, Control, Communications, Computers and Navigation (C4N) solutions	• Vessel bridge and machinery plant platform management systems, and C4N systems	• USN and allied international navies and other government agencies

• Power plant simulation, modeling, computer systems, and training services	• Submarines, nuclear and other power plants	• Allied international navies, nuclear and other power plant companies

• Airborne dipping sonars, submarine and surface ship towed arrays	• Submarine and surface ship detection and localization	• USN and allied international navies

Systems/Products/Services	Selected Applications	Selected Platforms/End Users
• Underwater sensor ranges	• Monitor nuclear testing, track submarines and surface vessels	• U.S. and international military and commercial customers

• Service life extensions	• Landing craft air cushion amphibious vehicle	• USN

• In-service engineering, ship repair, overhaul, upgrades and maintenance, and battle force tactical training	• Embedded shipboard training systems, towed arrays, navigation systems, radar systems and electronic warfare systems	• USN, USCG, U.S. Army and commercial shipowners

Microwave Products

• Passive and active microwave components and subsystems and non-ionizing radiation monitoring equipment	• Radio transmission, switching and conditioning, transponder control, channel and frequency separation, ground vehicles, aircraft and satellites	• DoD and original equipment manufacturers (OEMs), SATCOM for DoD and various government agencies

• Traveling wave tubes, power modules, klystrons and digital broadcast	• Microwave vacuum electron devices and power modules

•    DoD and allied international military manned/unmanned platforms, including satellites, radar systems, communication systems, UAVs, missile defense systems, various missile programs and commercial broadcast

• Quick-deploy flyaway very small aperture terminals (VSAT) and vehicular satellite systems	• Satellite communication systems	• U.S. Army, USAF and various DoD agencies

• High dynamic small aperture Ku/Ka-band receive/transmit systems	• Off road use on military vehicles, watercraft, and airborne platforms to provide two-way broadband connectivity while on the move	• U.S. Army and various DoD agencies

• Tactical ground based signal intercept and direction finding systems	• Man portable and military vehicle mounted tactical signal intercept/exploitation and direction finding systems	• U.S. Army and other DoD/U.S. intelligence agencies

• Managed satellite networks and integrated remote VSAT satellite systems	• Deployment and support of global communication networks for tactical and enterprise applications	• U.S. Army, DoD/U.S. intelligence agencies, allied forces and commercial contractors

• Multi-frequency time division multiple access modems and terminals that support SATCOM on the move using X, Ku, and Ka bands	• On the move SATCOM and other tactical communications systems utilizing small aperture terminals	• U.S. Army, U.S Marine Corps (USMC), and select international allies

Systems/Products/Services	Selected Applications	Selected Platforms/End Users
• Ultra-wide frequency and advanced radar antennas and radomes	• Surveillance and radar detection	• Military fixed and rotary winged aircraft, SATCOM

• Telemetry and instrumentation systems

•    Spacecraft telemetry tracking and control, encryption and high data rate transmitters, satellite command and control software, airborne and ground test telemetry systems, and tactical intelligence receivers

• Aircraft, missiles and satellites

Sensor Systems
• Targeted stabilized camera systems with integrated sensors and wireless communication systems	• Intelligence data collection and surveillance and reconnaissance	• DoD, intelligence and security agencies, law enforcement, manned/unmanned platforms

• Submarine photonic systems and periscopes	• Virginia class submarines	• USN

• Airborne and ground based high energy laser beam directors, laser designators and high tracking rate telescopes	• Directed energy systems, space surveillance, satellite laser ranging and laser communications, airborne and ground target designation/illumination	• USAF and National Aeronautics Space Administration (NASA)

• Improvised Explosive Device (IED) Defense Systems	• Vehicle based and manpack IED detection and jamming systems	• U.K. MoD and international allies

• Force protection, electronic warfare and satellite monitoring	• Counter IED systems, jamming and satellite monitoring	• U.K. MoD and other international security agencies and ministries of defense

Simulation & Training

• Military and commercial aircraft flight simulators, reconfigurable training devices, distributed mission training suites	• Advanced simulation technologies and training for pilots, navigators, flight engineers, gunners and operators	• Fixed and rotary winged aircraft and ground vehicles for USAF, USN, U.S. Army, Canadian Department of National Defence (DND), allied international militaries, commercial airlines and aircraft OEMs

• Training services, courseware integrated logistics support and maintenance	• Systems management, operations, and maintenance	• Various DoD and allied international military customers

• Vehicle driver training and courseware	• Drive safety, efficiency, and productivity training	• Various commercial transport companies

Systems/Products/Services	Selected Applications	Selected Platforms/End Users
Aviation Products

• Solid state crash protected cockpit voice and flight data recorders	• Aircraft voice and flight data recorders that continuously record voice and sounds from cockpit and aircraft intercommunications	• Commercial transport, business, regional and military aircraft

• Airborne traffic and collision avoidance systems, terrain awareness warning systems	• Reduce the potential for midair aircraft collisions and crashes into terrain by providing visual and audible warnings and maneuvering instructions to pilots	• Commercial transport, business, regional and military aircraft

• Advanced cockpit avionics	• Pilot safety, navigation and situation awareness products	• Commercial transport, business, regional and military aircraft

• Cockpit and mission displays	• High performance, ruggedized flat panel and cathode ray tube displays and processors	• Various military aircraft

Warrior Systems

• Enhanced vision and weapon sights products

•    Image intensified night vision goggles/sights, holographic weapon sights, thermal sights and images, and driver viewers for special forces, pilots and aircrews, soldiers, marines, sailors and law enforcement personnel

• U.S. Army, USN, USMC, DHS, allied international militaries and law enforcement agencies

• Laser designation and range finder systems	• Airborne and ground target designation/illumination	• DoD, law enforcement and allied international customers

• Weapons Training Systems	• Laser marksmanship training systems and advanced integrated technologies for security products and services	• DoD and law enforcement agencies

Precision Engagement
• Unmanned systems and components	• Tactical unmanned air systems (UAS), medium altitude long endurance (MALE) UAS, small expendable UAS, flight controls, sensors and remote viewing systems	• U.S. DoD and allied international ministries of defense

• Radar-based sensors and systems	• Electronic warfare, unmanned systems, ISR and precision-guided munitions	• U.S. DoD and DHS

Systems/Products/Services	Selected Applications	Selected Platforms/End Users

• Global Positioning System (GPS) receivers	• Location tracking	• Guided projectiles and precision munitions

• Fuzing and ordnance systems	• Precision munitions, fuzes, and electronic and electro safety arming devices (ESADs)	• Various DoD and allied international military customers

• Remote viewing video and exploitation systems	• Portable situational awareness and video exploitation software and hardware for soldiers, ships and vehicles	• USMC, USN and various DoD

• Lightweight man portable computer/displays for dismounted soldiers	• Situational awareness and connectivity for dismounted soldiers	• U.K. MoD

Security & Detection Systems

• Airport security systems, explosives detection systems and whole body imaging systems	• Rapid scanning of passenger checked baggage and carry-on luggage, scanning of large cargo containers	• DHS, including the U.S. Transportation Security Administration (TSA), domestic and international airports and state and local governments

• Non-invasive security systems and portals, and sophisticated sensors with threat detection capabilities	• Aviation, rail and border crossing security	• TSA, U.S. Customs and Border Protection agency, various regulatory authorities and private security companies

Space & Propulsion Systems

• Navigation systems and positioning navigation units	• Satellite launch and orbiting navigation and navigation for ground vehicles and fire control systems	• USAF, U.S. Army, USMC and NASA

• Ballistic missile targets	• Targets for ground based ballistic missile intercept systems	• U.S. Missile Defense Agency (MDA)

• Heavy fuel engines, cross drive variable transmissions, turret drive systems, vehicle suspension, advanced drive systems and auxiliary power generators

•    Power trains and suspension systems for military vehicles, power and energy management for military hybrid electric vehicles, non-portable and under armor auxiliary power units, and heavy fueled engines for unmanned systems

• U.S. Army, USMC and allied international ministries of defense, manned/unmanned military platforms

• High power microwave sources, systems & effects, pulse power systems and electromagnetics hardened construction	• Forensic analysis of weapons of mass destruction, and active detection of special nuclear material.	• U.K. MoD, U.S. Defense Threat Reduction Agency, U.S. Army and USAF

Platform & Logistics Solutions (P&LS) Reportable Segment

In 2013, P&LS net sales of $2,443 million represented 19% of our total net sales. The businesses in this reportable segment provide modernization, upgrades and sustainment, maintenance and logistics support solutions for military and various government aircraft and other platforms. We sell these services primarily to the DoD, the Canadian DND and other allied international governments. Major products and services for this reportable segment include:

•	engineering, modification, maintenance, logistics and upgrades for aircraft, ground vehicles and personnel equipment;

•

turnkey aviation life cycle management services that integrate custom developed and commercial off-the-shelf products for various military fixed and rotary wing aircraft, including heavy maintenance and structural modifications and interior modifications and construction; and

•

aerospace and other technical services related to large fleet support, such as aircraft and vehicle modernization, maintenance, repair and overhaul, logistics, support and supply chain management, primarily for military training, tactical, cargo and utility aircraft.

The table below provides additional information for the systems, products and services; selected applications; and selected platforms or end users of our P&LS reportable segment.

Systems/Products/Services	Selected Applications	Selected Platforms/End Users

Logistics Solutions

• Logistics support, maintenance and refurbishment	• Aircraft maintenance repair and overhaul, flight operations support for training, cargo and special mission aircraft	• U.S. Army, USAF, USN, Canadian DND and other allied international militaries

• Contract Field Teams (CFT)	• Deployment of highly mobile, quick response field teams to customer locations to supplement the customer’s resources for various ground vehicles and aircraft	• U.S. Army, USAF, USN and USMC

• Contractor Operated and Managed Base Supply (COMBS)	• Inventory management activities relating to flight support and maintenance, including procurement and field distribution	• Military training and cargo aircraft

Platform Solutions

• Modernization and life extension maintenance upgrades and support	• Aircraft structural modifications and inspections, installation of mission equipment, navigation and avionics products, interior modifications

•    USN, USAF, Canadian DND, Royal Australian Air Force, other allied international governments, OEMs, very important person (VIP) and head of state aircraft, and various military fixed and rotary wing aircraft

• Fabrication and assembly of fixed and rotary wing aeronautical structures	• Rotary wing cabin assemblies, new and modified wings and subassemblies, and parts fabrication for OEMs	• U.S. Army, USN, USMC, Canadian DND and OEMs

National Security Solutions (NSS) Reportable Segment

In 2013, NSS net sales of $1,295 million represented 10% of our total net sales. The businesses in this reportable segment provide full-spectrum cyber operations support, enterprise and mission information technology (IT) solutions, intelligence operations support, and operational infrastructure solutions to the DoD, U.S. Government intelligence agencies, federal civilian agencies and allied international governments. Major services, solutions and systems for this reportable segment include:

•

providing solutions and systems for secure communications, information systems networks and mobile devices and ensuring the integrity of information to enable trusted, interconnected, and resilient networks;

•	providing operational enterprise IT solutions that help keep our customers relevant in their dynamic mission environment;

•

developing solutions and systems for our customers that enable available data to be used more effectively to provide assessments, gain and maintain situation awareness, support decision-making, improve operations, and bring about customers’ desired effects;

•	supporting intelligence collection, tasking, exploitation, analysis, dissemination, training, situational awareness, visualization, normalization, minimization and outcome assurance; and

•

developing next-generation solutions and systems that help our customers solve operational, informational, and physical security challenges that can place facilities, infrastructure, installations, borders and perimeters, and transportation environments at risk.

The table below provides additional information for the solutions, systems and services; selected applications and capabilities; and selected end users of our NSS reportable segment.

Solutions/Systems/Services	Selected Applications/Capabilities	Selected End Users

• Full-Spectrum Cyber Operations Support	• High-performance computing, dynamic network protection, advanced forensics and exploitation, modeling, simulation and wargaming, cloud and mobile security, and network virtualization	• USAF, U.S. Government intelligence agencies, U.S. Combatant Commands and Defense Information Systems Agency

• Enterprise and Mission IT

•    Enterprise architecture and systems engineering, systems integration and development, operations and maintenance (O&M) transformations for efficiencies and cost reductions, performance-based managed services, agile software engineering and development, space communications and launch support

• U.S. Army, USAF, U.S. Navy, USSOCOM, U.S. Government intelligence agencies, U.K. MoD, Department of the Interior, DoS, NASA, and state and local government agencies

• Intelligence Operations Support	• Data fusion and analytics, visualization and decision-making, training and workforce development, mission engineering and operations support, mission-essential staffing and knowledge management	• U.S. Army, USAF, USN, U.S. Combatant Commands, DoS, U.S. Government intelligence agencies, and U.K. MoD

• Operational Infrastructure Support

•    Risk, threat and vulnerability assessment, complex systems architecture, enterprise-level command and control systems, intelligent surveillance, logistics and integrated sustainment, and surveillance, detection and response systems

• USAF, USN, U.S. MDA, U.S. Strategic Command, DHS, National Oceanic and Atmospheric Administration (NOAA), and international governments

Funded Backlog and Orders

We define funded backlog as the value of funded orders received from customers, less the cumulative amount of sales recognized on such orders. We define funded orders as the value of contract awards received from the U.S. Government, for which the U.S. Government has appropriated funds, plus the value of contract awards and orders received from customers other than the U.S. Government. The table below presents our funded backlog, percentage of funded backlog at December 31, 2013 expected to be recorded as sales in 2014 and funded orders for each of our reportable segments and on a consolidated basis.

	Funded Backlog at December 31,		Percentage of Funded Backlog at December 31, 2013 Expected to be Recorded as Sales in 2014	Funded Orders
	2013	2012		2013	2012
	(in millions)			(in millions)
Reportable Segment:
C3ISR	$2,783	$2,936	67%	$3,231	$3,706
Electronic Systems	5,086	5,070	62%	5,506	5,745
P&LS	1,865	2,168	69%	2,152	2,916
NSS	582	710	89%	1,167	1,431

Consolidated	$10,316	$10,884	66%	$12,056	$13,798

Our funded backlog does not include the full potential value of our contract awards, including those pertaining to multi-year, cost-plus type contracts, which are generally funded on an annual basis. Funded backlog also excludes the potential future orders and related sales from unexercised priced contract options that may be exercised by customers under existing contracts and the potential future orders and related sales of purchase orders that we may receive in the future under indefinite quantity contracts or basic ordering agreements during the term of such agreements.

Major Customers

The table below presents a summary of our sales by end customer and the percent contributed by each to our total sales. For additional information regarding domestic and international sales, see Note 22 to our audited consolidated financial statements.

	2013 Sales	2013 % of Total Sales	2012 Sales	2012 % of Total Sales
	(in millions)	(in millions)
Air Force	$3,354	27%	$3,599	27%
Army	2,400	19	2,824	22
Navy/Marines	1,800	14	1,897	14
Other Defense	1,030	8	1,056	8

Total DoD	$8,584	68%	$9,376	71%
Other U.S. Government	584	5	650	5

Total U.S. Government	$9,168	73%	$10,026	76%
International (foreign governments)	1,753	14	1,463	11
Commercial — international	1,061	8	985	8
Commercial — domestic	647	5	672	5

Total sales	$12,629	100%	$13,146	100%

Direct sales to the end customer represented approximately 68% of our consolidated 2013 sales, and sales as a subcontractor or supplier represented the remaining 32%. Additionally, approximately 69% of our DoD sales for 2013 were direct to the customer, and approximately 31% were indirect through other prime system contractors and subcontractors of the DoD.

Our sales are predominantly derived from contracts with agencies of, and prime system contractors to, the U.S. Government. Various U.S. Government agencies and contracting entities exercise independent and individual purchasing decisions, subject to annual appropriations by the U.S. Congress. For the year ended December 31, 2013, our five largest contracts (revenue arrangements) generated 12% of our consolidated sales and our largest contract (revenue arrangement) in terms of annual sales was the Fort Rucker Maintenance Support contract with the U.S. Army Aviation and Missile Life Cycle Management Command (AMCOM), which is included in our P&LS segment. Under this contract, which generated approximately 4% of our 2013 sales, we provide maintenance, logistics and other related sustainment support services for rotary wing aircraft assigned to Fort Rucker and satellite units in Alabama. Our period of performance, including unexercised annual options, continues through September 30, 2017.

Research and Development

We conduct research and development activities that consist of projects involving applied research, new product and systems development and select concept studies. We employ scientific, engineering and other personnel to improve our existing product-lines and systems and develop new products, technologies, and systems. As of December 31, 2013, we employed approximately 11,400 engineers, substantially all of whom hold advanced degrees, who work on company-sponsored research and development efforts and customer funded research and development contracts.

Company-sponsored (Independent) research and development costs for our businesses that are U.S. Government contractors are allocated to U.S. Government contracts and are charged to cost of sales when the related sales are recognized as revenue. Research and development costs for our commercial businesses are expensed as incurred and are also charged to cost of sales. The table below presents company-sponsored (Independent) research and development expenses incurred for the years ended December 31, 2013, 2012 and 2011 for our U.S. Government businesses and our commercial businesses.

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Company-Sponsored Research and Development Costs:
U.S. Government Contractor Businesses	$184	$196	$206
Commercial Businesses	74	88	73

Total	$258	$284	$279

Customer-funded research and development costs pursuant to contracts (revenue arrangements) are not included in the table above because they are direct contract costs and are charged to cost of sales when the corresponding revenue is recognized. See Note 2 to our audited consolidated financial statements for additional information regarding research and development.

Competition

Our businesses generally encounter significant competition. We believe that we are a major provider for many of the products and services we offer to our DoD, government and commercial customers.

Our ability to compete for existing and new business depends on a variety of factors, including:

•	the effectiveness and innovation of our technologies, systems and research and development programs;

•	our ability to offer superior program performance at an affordable and competitive cost;

•	historical, technical, cost and schedule performance;

•	our ability to attain supplier positions on contracts;

•	our ability to maintain an effective supplier and vendor base;

•	our ability to retain our employees and hire new ones, particularly those who have U.S. Government security clearances;

•	the capabilities of our facilities, equipment and personnel to undertake the business for which we compete; and

•	our ability to quickly and flexibly meet customer requirements and priorities.

L-3 is an aerospace and defense contractor with a broad and diverse portfolio of products and services. We are primarily a non-platform prime contractor and have diverse subcontractor positions. We supply our products and services to other prime system contractors. However, we also compete directly with other large prime system contractors for: (1) certain products, subsystems and systems, where they have vertically integrated businesses and (2) niche areas where we are a prime contractor. We also compete with numerous other aerospace, defense and government technical services contractors, which generally provide similar products, subsystems, systems or services.

In addition, our ability to compete for select contracts may require us to “team” with one or more of the other prime system contractors that bid and compete for major platform programs, and our ability to “team” with them is often dependent upon the outcome of a competition for subcontracts they award.

Patents and Licenses

Generally, we do not believe that our patents, trademarks and licenses are material to our operations. Furthermore, most of our U.S. Government contracts generally permit us to use patents owned by other U.S. Government contractors. Similar provisions in U.S. Government contracts awarded to other companies make it impossible for us to prevent the use of our patents in most DoD work performed by other companies for the U.S. Government.

Raw Materials

Although we generated 57% of our 2013 sales from products and systems, our businesses are generally engaged in limited manufacturing activities and have minimal exposure to fluctuations in the supply of raw materials. For those businesses that manufacture and sell products and systems, most of the value that we provide is labor oriented, such as design, engineering, assembly and test activities. In manufacturing our products, we use our own production capabilities as well as a diverse base of third party suppliers and subcontractors. Although certain aspects of our manufacturing activities require relatively scarce raw materials, we have not experienced difficulty in our ability to procure raw materials, components, sub-assemblies and other supplies required in our manufacturing processes.

Contracts

Generally, the sales price arrangements for our contracts are either fixed-price, cost-plus or time-and-material type. Generally, a fixed-price type contract offers higher profit margin potential than a cost-plus type or time-and-material type contract due to the greater levels of risk we assume on a fixed-price type contract.

On a fixed-price type contract (revenue arrangement), we agree to perform the contractual statement of work for a predetermined sales price. Although a fixed-price type contract generally permits us to retain profits if the total actual contract costs are less than the estimated contract costs, we bear the risk that increased or unexpected costs may reduce our profit or cause us to sustain losses on the contract. Accounting for the sales on a fixed-price type contract that is covered by contract accounting standards requires the preparation of estimates for: (1) the total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract’s statement of work, and (3) the measurement of progress towards completion. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated total profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change.

On a cost-plus type contract (revenue arrangement), we are paid our allowable incurred costs plus a profit which can be fixed or variable depending on the contract’s fee arrangement up to predetermined funding levels determined by our customers. Cost-plus type contracts with award and incentive fee provisions are our primary variable contract fee arrangement. Award fees provide for a fee based on actual performance relative to contractually specified performance criteria. Incentive fees provide for a fee based on the relationship which total allowable costs bear to target cost. The tables below present our sales from cost-plus type contracts with award fees and incentive fees and the percentage of available performance-based award fees we achieved.

	Year Ended December 31,
	2013	2012	2011
Sales from Cost-Plus Contracts with:	(in millions)
Award fees	$585	$624	$664
Incentive fees	557	711	842

Performance based fees	$1,142	$1,335	$1,506

	Year Ended December 31,
	2013	2012	2011
Percentage of Available Performance Based Award Fees Achieved	91%	91%	91%

On a time-and-material type contract (revenue arrangement), we are paid on the basis of direct labor hours expended at specified fixed-price hourly rates (that include wages, overhead, allowable general and administrative expenses and profit) and materials at cost. Therefore, on cost-plus type and time-and-material type contracts we do not bear the risks of unexpected cost overruns, provided that we do not incur costs that exceed the predetermined funded amounts.

Substantially all of our cost-plus type contracts and time-and-material type contracts are with U.S. Government customers while sales to commercial customers are transacted under fixed-price sales arrangements and are included in our fixed-price contract type sales. The table below presents the percentage of our total sales generated from each contract type for the years ended December 31, 2013, 2012 and 2011.

Contract Type	Year Ended December 31,
	2013	2012	2011
Fixed-price	71%	71%	69%
Cost-plus	24%	24%	23%
Time-and-material	5%	5%	8%

Total sales	100%	100%	100%

Regulatory Environment

Most of our revenue arrangements with agencies of the U.S. Government, including the DoD, are subject to unique procurement and administrative rules. These rules are based on both laws and regulations, including the U.S. Federal Acquisition Regulation, that: (1) impose various profit and cost controls, (2) regulate the allocations of costs, both direct and indirect, to contracts and (3) provide for the non-reimbursement of unallowable costs. Unallowable costs include, but are not limited to, lobbying expenses, interest expenses and certain costs related to business acquisitions, including, for example, the incremental depreciation and amortization expenses arising from fair value increases to the historical carrying values of acquired assets. Our contract administration and cost accounting policies and practices are also subject to oversight by government inspectors, technical specialists and auditors. See “Part I — Item 1A — Risk Factors” for a discussion of certain additional business risks specific to our government contracts.

Our U.S. Government contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. Government investigate whether our operations are being conducted in accordance with these requirements. Investigations could result in administrative, civil, or criminal liabilities, including repayments, disallowance of certain costs, or fines and penalties. As is common in the U.S. defense industry, we are subject to business risks, including changes in the U.S. Government’s procurement policies (such as greater emphasis on competitive procurement), governmental appropriations, national defense policies or regulations, service modernization plans, and availability of funds. A reduction in expenditures by the U.S. Government for products and services of the type we manufacture and provide, lower margins resulting from increasingly competitive procurement policies, a reduction in the volume of contracts or subcontracts awarded to us or the incurrence of substantial contract cost overruns could materially adversely affect our business.

In 2013, sales under foreign military sales (FMS) agreements, which are included in the international (foreign governments) category in the “Major Customers” table above, were $608 million, or 5% of our total consolidated sales. FMS agreements are made directly between the U.S. Government and allied international governments. In such cases, because we serve only as the supplier, we do not have unilateral control over the terms of the agreements. Certain of our sales are direct commercial sales to allied international governments. These sales are subject to U.S. Government approval and licensing under the Arms Export Control Act. Legal restrictions on sales of sensitive U.S. technology also limit the extent to which we can sell our products to allied international governments or private parties.

All of our U.S. Government contracts can be terminated by the U.S. Government either for its convenience or if we default by failing to perform under the contract. Termination for convenience provisions provide only for our recovery of costs incurred or committed settlement expenses and profit on the work completed prior to termination. Termination for default provisions provide for the contractor to be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source. Our contracts with international governments generally contain similar provisions relating to termination at the convenience of the customer.

Environmental Matters

Our operations are subject to various environmental laws and regulations relating to the discharge, storage, treatment, handling, disposal and remediation of certain materials, substances and wastes used in our operations. We continually assess our obligations and compliance with respect to these requirements.

We have also assessed the risk of environmental contamination for our various manufacturing facilities, including our acquired businesses and, where appropriate, have obtained indemnification, either from the sellers of those acquired businesses or through pollution liability insurance. We believe that our current operations are in substantial compliance with all existing applicable environmental laws and permits. We believe our current expenditures will allow us to continue to be in compliance with applicable environmental laws and regulations. While it is difficult to determine the timing and ultimate cost to be incurred in order to comply with these laws, based upon available internal and external assessments, with respect to those environmental loss contingencies of which we are aware, we believe there are no environmental loss contingencies that, individually or in the aggregate, would be material to our consolidated results of operations, financial position or cash flows.

Employees

As of December 31, 2013, we employed approximately 48,000 full-time and part-time employees, 83% of whom were located in the United States. Of these employees, approximately 20% are covered by approximately 180 separate collective bargaining agreements with various labor unions. The success of our business is, to a large extent, dependent upon the knowledge of our employees and on the management, contracting, engineering and technical skills of our employees. In addition, our ability to grow our businesses, obtain additional orders for our products and services and to satisfy contractual obligations under certain of our existing revenue arrangements is largely dependent upon our ability to attract and retain employees who have U.S. Government security clearances, particularly those with clearances of top-secret and above. Historically, we have renegotiated labor agreements without significant disruptions to operating activities and we believe that relations with our employees are positive.

L-3 Holdings Obligations

The only obligations of L-3 Holdings at December 31, 2013 were: (1) its 3% Convertible Contingent Debt Securities (CODES) due 2035, which were issued by L-3 Holdings on July 29, 2005, (2) its guarantee of borrowings under the revolving credit facility of L-3 Communications and (3) its guarantee of other contractual obligations of L-3 Communications and its subsidiaries. L-3 Holdings’ obligations relating to the CODES have been jointly, severally, fully and unconditionally guaranteed by L-3 Communications and certain of its 100% owned domestic subsidiaries. In order to generate the funds necessary to repurchase its common stock and pay dividends declared and principal and interest on its outstanding indebtedness, if any, L-3 Holdings relies on dividends and other payments from its subsidiaries.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934 and, in accordance therewith, file reports, including annual, quarterly and current reports, proxy statements and other information with the SEC. Such reports and other information can be inspected and copied at the Public Reference Room of the SEC located at 100 F Street, N.E., Washington, D.C. 20549. Copies of such material can be obtained from the Public Reference Room of the SEC at prescribed rates. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Such material may also be accessed electronically by means of the SEC’s home page on the Internet at http://www.sec.gov.

You may also obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statement for the annual shareholders’ meeting, as well as any amendments to those reports as soon as reasonably practicable after electronic filing with the SEC through our website on the Internet at http://www.L-3com.com.

We also have a Corporate Governance webpage. You can access our Corporate Governance Guidelines and charters for the audit, compensation and nominating/corporate governance committees of our Board of Directors through our website, http://www.L-3com.com, by clicking on the “Corporate Governance” link under the heading “Investor Relations.” We post our Code of Ethics and Business Conduct on our Code of Ethics webpage under the link “Code of Ethics and Business Conduct.” Our Code of Ethics and Business Conduct applies to all directors, officers and employees, including our chairman, president and chief executive officer, our senior vice president and chief financial officer, and our vice president, controller and principal accounting officer. We will post any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, Inc. (“NYSE”), on our website within the required periods. The information on our website is not incorporated by reference into this report.

To learn more about L-3, please visit our website at http://www.L-3com.com. From time to time we use our website as a channel of distribution of material company information. Financial and other material information regarding L-3 is routinely posted on our website and is readily accessible.

Item 1A. Risk Factors

You should carefully consider the following risk factors and other information contained in this Form 10-K, including “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Any of these risks could materially affect our business and our financial condition, results of operations and cash flows, which could in turn materially affect the price of our common stock.

Our contracts (revenue arrangements) with U.S. Government customers entail certain risks.

A decline in or a redirection of the U.S. defense budget could result in a material decrease in our sales, results of operations and cash flows.

Our government contracts and sales are highly correlated and dependent upon the U.S. defense budget which is subject to the congressional budget authorization and appropriations process. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract periods of performance may extend over many years. Consequently, at the beginning of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress in future fiscal years. DoD budgets are a function of factors beyond our control, including, but not limited to, changes in U.S. procurement policies, budget considerations, current and future economic conditions, presidential administration priorities, changing national security and defense requirements, geopolitical developments and actual fiscal year congressional appropriations for defense budgets. Any of these factors could result in a significant decline in, or redirection of, current and future DoD budgets and impact our future results of operations, including our sales and operating income growth rates.

The DoD budget peaked in the fiscal year ended September 30, 2010 (FY 2010) at $690 billion and has declined since. The total DoD enacted budget for the FY 2014 is $583 billion and complies with the sequestration cuts required by the Budget Control Act of 2011 (BCA), as amended by The American Taxpayer Relief Act (ATRA), which was enacted on January 2, 2013. ATRA delayed the effective date of the BCA sequester cuts by two months to March 1, 2013 and reduced the sequester cuts to the FY 2013 budget by $9 billion to approximately $41 billion. After ATRA, the sequestration cuts for the FY 2014 DoD budget were supposed to be $46 billion and approximately $52 billion per year from FY 2015 to FY 2018. On December 26, 2013, President Obama signed the Bipartisan Budget Act of 2013 (BBA) into law, which reduced DoD budget uncertainty for FY 2014 and FY 2015 by increasing BCA spending caps and lowering sequester cuts to the DoD base budget by $22 billion for FY 2014 and $9 billion for FY 2015. Additionally, Congress also increased the FY 2014 Overseas Contingency Operations budget by $6 billion more than the amount included in the FY 2014 Proposed Budget Request. The declining DoD budgets will reduce funding for some of our revenue arrangements and generally will have a negative impact on our sales, results of operations and cash flows.

In addition, in the event that the federal debt limit is met, we may be required to continue to perform for some period of time on certain of our U.S Government contracts even if the U.S Government is unable to make timely payments. Furthermore, such limits could also potentially delay program/contract start dates or the U.S Government may issue a stop work order and choose to either resume the work or terminate the contract altogether. Any of these events would likely result in a material adverse effect on our financial position, results of operations and cash flows.

We rely predominantly on sales to U.S. Government entities, and the loss or delay of a significant number of our contracts would have a material adverse effect on our results of operations and cash flows.

Our sales are predominantly derived from contracts (revenue arrangements) with agencies of, and prime system contractors to, the U.S. Government. The loss or delay of all or a substantial portion of our sales to the U.S. Government would have a material adverse effect on our results of operations and cash flows. Approximately 73%, or $9.2 billion, of our sales for the year ended December 31, 2013 were made directly or indirectly to U.S. Government agencies, including 68% to the DoD. Aggregate sales for our five largest contracts (revenue arrangements) amounted to approximately $1.6 billion, or 12% of our sales for the year ended December 31, 2013. Our largest contract (revenue arrangement) in terms of annual sales for the year ended December 31, 2013 was the Fort Rucker Maintenance Support contract with AMCOM, which is included in our P&LS segment and generated approximately 4% of our 2013 sales.

A substantial majority of our total sales are for products and services under contracts with various agencies and procurement offices of the DoD or with prime contractors to the DoD. Although these various agencies, procurement offices and prime contractors are subject to common budgetary pressures and other factors, our customers exercise independent purchasing decisions. Because of this concentration of contracts, if a significant number of our DoD contracts and subcontracts are simultaneously delayed or cancelled for budgetary, performance or other reasons, it would have a material adverse effect on our results of operations and cash flows.

In addition to contract cancellations and declines in agency budgets, our backlog and future financial results may be adversely affected by:

•	curtailment of the U.S. Government’s use of technology or other services and product providers, including curtailment due to government budget reductions and related fiscal matters;

•	developments in Afghanistan or other geopolitical developments that affect demand for our products and services;

•	our ability to hire and retain personnel to meet increasing demand for our services; and

•	technological developments that impact purchasing decisions or our competitive position.

The DoD’s wide-ranging efficiency and better buying power initiatives, which target affordability and cost growth, could have a material effect on the procurement process and may adversely affect our existing contracts and the award of new contracts.

The DoD has implemented best practices to the procurement process that are intended to control cost growth throughout the acquisition cycle by developing a competitive strategy for each program. As a result, the Company has and continues to engage in more frequent negotiations and re-competitions on a cost or price analysis basis with every competitive bid in which it participates. This initiative is organized into seven focus areas: affordability, cost control, productivity incentives and innovation, competition, services acquisition, and improved professionalism. This initiative significantly changed the way the U.S. Government solicits, negotiates and manages its contracts and could result in a reduction in expenditures for the type of products we manufacture for, and services we provide to, the U.S. Government, which could have a material negative impact on our future sales, earnings and cash flows.

In addition, the FY 2013 DoD budget reduced contractor support services and consolidation of enterprise IT systems as part of an effort to achieve another $60 billion of efficiency savings over the five fiscal years FY 2013 through FY 2017. This initiative primarily affects our businesses within the National Security Solutions reportable segment and could result in the loss of certain of our existing contracts (revenue arrangements) depending on how the DoD implements this initiative.

Our government contracts contain unfavorable termination provisions and are subject to audit and modification. If a termination right is exercised by the government, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Companies engaged primarily in supplying defense-related equipment and services to U.S. Government agencies are subject to certain business risks peculiar to the defense industry. These risks include the ability of the U.S. Government to unilaterally:

•	suspend us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations;

•	terminate existing contracts;

•	reduce the value of existing contracts; and

•	audit our contract-related costs and fees, including allocated indirect costs.

All of our U.S. Government contracts can be terminated by the U.S. Government either for its convenience or if we default by failing to perform under the contract. Termination for convenience provisions provide only for our recovery of costs incurred or committed settlement expenses and profit on the work completed prior to termination. Termination for default provisions provide for the contractor to be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source. Our contracts with international governments generally contain similar provisions relating to termination at the convenience of the customer.

U.S. Government agencies, including the Defense Contract Audit Agency and various agency Inspectors General, routinely audit and investigate our costs and performance on contracts, as well as our accounting and general business practices. Based on the results of such audits, the U.S. Government may adjust our contract related costs and fees, including allocated indirect costs. In addition, under U.S. Government purchasing regulations, some of our costs, including certain business acquisition costs, most financing costs, portions of research and development costs, and certain marketing expenses may not be reimbursable under U.S. Government contracts.

We currently have a backlog of funded orders, primarily under contracts with the U.S. Government. Our total funded backlog was $10,316 million at December 31, 2013. As described above, the U.S. Government may unilaterally modify or terminate its contracts with us. Accordingly, most of our backlog could be modified or terminated by the U.S. Government, which would negatively impact our future sales, results of operations and cash flows.

We may not be able to win competitively awarded contracts or receive required licenses to export our products, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects.

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

In addition to these U.S. Government contract risks, we are not permitted to export some of our products and are also required to obtain licenses from U.S. Government agencies to export many of our products and systems. Failure to receive required licenses would eliminate our ability to sell our products and systems outside the United States.

Intense competition and bid protests may adversely affect our sales, results of operations and cash flows.

The defense and commercial industries in which our businesses operate are highly competitive. We expect that the DoD’s increased use of commercial off-the-shelf products and components in military equipment will continue to encourage new competitors to enter the market. We also expect increased competition for our products and services from other providers due to the uncertainty of future U.S. defense budgets. Furthermore, the current competitive environment has resulted in an increase of bid protests from unsuccessful bidders, which typically extends the time until work on a contract can begin. Additionally, some of our competitors are larger than we are and have more financial and other resources than we have. For more information concerning the factors that affect our ability to compete, see “Part I — Item 1 — Business — Competition.”

We are subject to government investigations, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects.

U.S. Government contracts are subject to extensive legal and regulatory requirements, and from time to time agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. As discussed in Note 19 to our audited consolidated financial statements, we are currently cooperating with the U.S. Government on several investigations. Under U.S. Government regulations, an indictment of the Company by a federal grand jury, or an administrative finding against us as to our present responsibility to be a U.S. Government contractor or subcontractor, could result in us being suspended for a period of time from eligibility for awards of new government contracts or task orders or in a loss of export privileges. A conviction, or an administrative finding against us that satisfies the requisite level of seriousness, could result in debarment from contracting with the federal government for a specific term.

We are subject to the risks of current and future legal proceedings, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects.

At any given time, we are a defendant in various material legal proceedings and litigation matters arising in the ordinary course of business, including litigation, claims and assessments that have been asserted against acquired businesses, which we have assumed. Although we maintain insurance policies, these policies may not be adequate to protect us from all material judgments and expenses related to current or future claims and may not cover the conduct that is the subject of the litigation. Desired levels of insurance may not be available in the future at economical prices or at all. In addition, we believe that while we have valid defenses with respect to legal matters pending against us, the results of litigation can be difficult to predict, including those involving jury trials. Accordingly, our current judgment as to the likelihood of our loss (or our current estimate as to the potential range of loss, if applicable) with respect to any particular litigation matter may turn out to be wrong. A significant judgment against us, arising out of any of our current or future legal proceedings and litigation, could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects. For a discussion of material litigation to which we are currently a party, see Note 19 to our audited consolidated financial statements.

If we are unable to keep pace with rapidly evolving products and service offerings and technological change, there could be a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects.

The rapid change of technology is a key feature of most of the markets in which our products, services and systems oriented businesses operate. To succeed in the future, we will need to continue to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. Historically, our technology has been developed through customer-funded and internally funded research and development and through certain business acquisitions. We may not be able to continue to maintain comparable levels of research and development or successfully complete such acquisitions. In the past, we have allocated substantial funds to capital expenditures, programs and other investments. This practice will continue to be required in the future. Even so, we may not be able to successfully identify new opportunities and may not have the necessary financial resources to develop new products and systems in a timely or cost-effective manner. At the same time, products and technologies developed by others may render our products, services and systems obsolete or non-competitive.

Goodwill represents a significant asset on our balance sheet and may become impaired.

Goodwill represents the largest asset on our balance sheet, with an aggregate balance of $7,796 million at December 31, 2013. We review goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also review goodwill annually in accordance with the accounting standards for goodwill and intangible assets. The annual impairment test requires us to determine the fair value of our reporting units in comparison to their carrying values. A decline in the estimated fair value of a reporting unit could result in a goodwill impairment, and a related non-cash impairment charge against earnings, if estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit, including its goodwill.

Our annual impairment tests at November 30, 2013 and 2012 did not result in impairments to goodwill; we did record a non-cash goodwill impairment charge of $43 million as a result of our annual impairment test at November 30, 2011. The fair value of four of our reporting units exceeded the carrying value of the net assets of those reporting units by 20% or less at November 30, 2013, the date of our annual impairment assessment. These four reporting units had aggregate goodwill of approximately $2,861 million. The estimated fair values of our reporting units could be negatively impacted by potential additional reductions to the DoD budget that impact our programs, including how sequestration cuts will be implemented in FY 2015 and future fiscal year DoD budgets. A decline in the estimated fair value of one or more of our reporting units could potentially trigger goodwill impairment charges and a material adverse effect on our results of operations. See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Goodwill and Identifiable Intangible Assets” for further discussion.

Our results of operations and cash flows are substantially affected by our mix of fixed-price, cost-plus and time-and-material type contracts.

Our sales are transacted using written revenue arrangements, or contracts, which are generally fixed-price, cost-plus or time-and-material. For a description of our revenue recognition policies, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.” The table below presents the percentage of our total sales generated from each contract type.

	Year Ended December 31,
Contract Type	2013	2012	2011
Fixed-price	71%	71%	69%
Cost-plus	24%	24%	23%
Time-and-material	5%	5%	8%

Total sales	100%	100%	100%

Substantially all of our cost-plus and time-and-material type contracts are with the U.S. Government, primarily the DoD. Substantially all of our sales to commercial customers are transacted under fixed-price sales arrangements and are included in our fixed-price type contract sales.

On a fixed-price type contract (revenue arrangement), we agree to perform the contractual statement of work for a predetermined sales price. Although a fixed-price type contract generally permits us to retain profits if the total actual contract costs are less than the estimated contract costs, we bear the risk that increased or unexpected costs may reduce our profit or cause us to sustain losses on the contract.

On a cost-plus type contract (revenue arrangement), we are paid our allowable incurred costs plus a profit, which can be fixed or variable depending on the contract’s fee arrangement up to predetermined funding levels established by our customers. On a time-and-material type contract (revenue arrangement), we are paid on the basis of direct labor hours expended at specified fixed-price hourly rates (that include wages, overhead, allowable general and administrative expenses and profit) and materials at cost. Therefore, on cost-plus and time-and-material type contracts, we do not bear the risks of unexpected cost overruns, provided that we do not incur costs that exceed the predetermined funded amounts.

Additionally, the impact of revisions in profit or loss estimates for all types of contracts subject to percentage of completion accounting are recognized on a cumulative catch-up basis in the period in which the revisions are made. Provisions for anticipated losses on contracts are recorded in the period in which they become evident. Amounts representing contract change orders or claims are included in sales only when they can be reliably estimated and their realization is reasonably assured. The revisions in contract estimates, if significant, can materially affect our results of operations and cash flows, as well as reduce the valuations of receivables and inventories; and in some cases, result in liabilities to complete contracts in a loss position.

Pension expense and funding may fluctuate significantly because of changes in key estimates and assumptions, including discount rates and assumed long-term rate of return on assets, as well as our actual investment returns and regulatory actions, which could negatively impact our results of operations, cash flows and financial condition.

Determining our pension expense requires significant judgment, particularly with respect to our discount rates, assumed long-term rate of return on assets and other actuarial assumptions. If our assumptions change significantly due to changes in economic, legislative, demographic experience and/or circumstances, our pension expense, the funded status of our plans and our cash contributions to such plans would be impacted, which could negatively affect our results of operations, cash flows and financial condition. In addition, differences between our actual investment returns and our assumed long-term rate of return on assets could also impact our pension expense, the funded status of our plans and our required cash contributions to the plans. Further, our pension expense and the funded status of our plans, including required cash contributions to the Plans, may be impacted by regulatory actions in any given year.

Additionally, pension plan cost recoveries under Cost Accounting Standards (CAS) for our U.S. Government contracts occur in different periods from when pension expense is recognized under accounting principles generally accepted in the U.S. or when cash contributions are made. Although CAS has been revised to better align the minimum required contributions under the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006, and pension plan cost recoveries under CAS, timing differences could have a material adverse effect on our cash flow.

Our business could be negatively impacted by security threats and other disruptions.

As a U.S. defense contractor, we face various security threats, including threats to the physical security of our facilities and employees, cyber security attacks to our information technology infrastructure and attempts to gain access to our proprietary or classified information as well as the proprietary or classified information of our customers. Although we utilize various procedures and controls to monitor, deter and mitigate these threats, these procedures and controls may not be sufficient to prevent disruptions in mission critical systems, the unauthorized release of confidential, sensitive or classified information and the corruption of data. Accordingly, any significant operational delays, or any destruction, manipulation or improper use of our data or of our customers, information systems or networks could adversely affect our financial results and damage the reputation for our products and services.

Our sales to certain international customers expose us to risks associated with operating internationally.

For the year ended December 31, 2013, sales to international customers, excluding our international sales made under FMS agreements directly between the U.S. Government and allied international governments, represented approximately 17% of our consolidated sales. Consequently, our businesses are subject to a variety of risks that are specific to international operations, including the following:

•	export regulations that could erode profit margins or restrict exports;

•	compliance with the U.S. Foreign Corrupt Practices Act and similar non-U.S. regulations;

•	the burden and cost of compliance with foreign laws, treaties and technical standards and changes in those regulations;

•	contract award and funding delays;

•	potential restrictions on transfers of funds;

•	currency fluctuations;

•	import and export duties and value added taxes;

•	transportation delays and interruptions;

•	uncertainties arising from international local business practices and cultural considerations; and

•	potential military conflicts and political risks.

While we have and will continue to adopt measures to reduce the potential impact of losses resulting from the risks of our international business, we cannot ensure that such measures will be adequate.

If we are unable to attract and retain key management and personnel, we may become unable to operate our business effectively.

Our future success depends to a significant degree upon the continued contributions of our management, and our ability to attract and retain highly qualified management and technical personnel, including employees who have U.S. Government security clearances, particularly clearances of top-secret and above. We do not maintain any key person life insurance policies for members of our management. We face competition for management and technical personnel from other companies and organizations. Failure to attract and retain such personnel would damage our future prospects.

Environmental laws and regulations may subject us to significant liability.

Our operations are subject to various U.S. federal, state and local as well as certain foreign environmental laws and regulations within the countries in which we operate relating to the discharge, storage, treatment, handling, disposal and remediation of certain materials, substances and wastes used in our operations.

New laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements may require us to incur a significant amount of additional costs in the future and could decrease the amount of cash flow available to us for other purposes, including capital expenditures, research and development and other investments and could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects.

Our business acquisition strategy involves risks, and we may not successfully implement our strategy.

We opportunistically seek to acquire businesses that enhance our capabilities and add new technologies, products, services, programs, contracts, and customers to our existing businesses. We may not be able to continue to identify acquisition candidates on commercially reasonable terms or at all. If we make additional business acquisitions, we may not realize the benefits anticipated from these acquisitions, including sales growth, cost synergies and improving margins. Furthermore, we may not be able to obtain additional financing for business acquisitions, since such additional financing could be restricted or limited by the terms of our debt agreements or due to unfavorable capital market conditions.

The process of integrating the operations of acquired businesses into our existing operations may result in unforeseen difficulties and may require significant financial and managerial resources that would otherwise be available for the ongoing development or expansion of our existing operations. Possible future business acquisitions could result in the incurrence of additional debt and related interest expense and contingent liabilities, each of which could result in an increase to our already significant level of outstanding debt, as well as more restrictive covenants.

We consider and may enter into strategic business acquisitions on an ongoing basis and may be evaluating acquisitions or engaging in acquisition negotiations at any given time. We regularly evaluate potential acquisitions and joint venture transactions and have not entered into any agreements with respect to any material transactions at this time. Furthermore, in certain of our business acquisitions we have assumed all claims against and liabilities of the acquired business, including both asserted and unasserted claims and liabilities.

Our Amended and Restated Revolving Credit Facility and Senior Notes restrict our ability to finance our future operations and, if we are unable to meet our financial ratios, could cause our existing debt to be accelerated.

Our Amended and Restated Revolving Credit Facility and Senior Notes contain certain significant covenants that, among other things, include, depending on the debt instrument, restrictions on our ability to:

•	sell assets;

•	incur more indebtedness;

•	create liens;

•	make certain investments or business acquisitions;

•	engage in business mergers or consolidations; and

•	engage in certain transactions with subsidiaries and affiliates.

These restrictions could impair our ability to finance our future operations or capital needs or engage in other business activities that may be in our interest. In addition, our Amended and Restated Revolving Credit Facility also requires us to maintain compliance with certain financial ratios, including (1) total consolidated earnings before interest, taxes, depreciation and amortization to total consolidated cash interest expense, (2) total consolidated funded indebtedness less designated cash balances to total consolidated earnings before interest, taxes, depreciation and amortization, and (3) consolidated senior indebtedness less designated cash balances to consolidated earnings before interest, taxes, depreciation and amortization. Our ability to comply with these ratios and covenants may be affected by events beyond our control. A breach of any of these agreements or our inability to comply with the required financial ratios or covenants could result in a default under those debt agreements. In the event of any such default, the lenders under those debt agreements could elect to declare all outstanding debt, accrued interest and fees to be due and immediately payable.

For further discussion of our financial ratios, debt agreements and other payment restrictions, see Note 10 to our audited consolidated financial statements.

Our significant level of debt and our ability to make payments on or service our indebtedness may adversely affect our financial and operating activities or our ability to incur additional debt.

At December 31, 2013, we had approximately $3,639 million in aggregate principal amount of outstanding debt and the availability of substantially all of our Amended and Restated Revolving Credit Facility which expires on February 3, 2017. In the future, we may increase our borrowings, subject to any limitations imposed on us by our debt agreements. The first scheduled maturity of our existing debt is our $500 million aggregate principal amount of our 3.95% Senior Notes maturing November 15, 2016. See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt” and Note 10 to our audited consolidated financial statements.

Our ability to make scheduled payments of principal and interest on our indebtedness and to refinance our existing debt depends on our future financial performance as well as our ability to access the capital markets, and the relative attractiveness of available financing terms. We do not have complete control over our future financial performance because it is subject to economic, political, financial (including credit market conditions), competitive, regulatory and other factors affecting the aerospace and defense industry, as well as commercial industries in which we operate. It is possible that in the future our businesses may not generate sufficient cash flow from operations to allow us to service our debt and make necessary capital expenditures. If this situation occurs, we may have to reduce costs and expenses, sell assets, restructure debt or obtain additional equity capital. We may not be able to do so in a timely manner or upon acceptable terms in accordance with the restrictions contained in our debt agreements. Our level of indebtedness has important consequences to us. These consequences may include:

•

requiring a substantial portion of our net cash flow from operations to be used to pay interest and principal on our debt and therefore be unavailable for other purposes, including acquisitions, capital expenditures, paying dividends to our shareholders, repurchasing shares of our common stock, research and development and other investments;

•

limiting our ability to obtain additional financing for acquisitions, working capital, investments or other expenditures, which, in each case, may limit our ability to carry out our acquisition strategy;

•	increasing interest expense due to higher interest rates on our Amended and Restated Revolving Credit Facility as it has a variable interest rate;

•

heightening our vulnerability to downturns in our business or in the general economy and restricting us from making acquisitions, introducing new technologies and products or exploiting business opportunities; and

•

impacting debt covenants that limit our ability to borrow additional funds or dispose of assets. Failure to comply with such covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our outstanding indebtedness.

Additionally, on December 31, 2013, we had $8,181 million of contractual obligations (including outstanding indebtedness). For a detailed listing of the components of our contractual obligations, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations.”

The Company’s spin-off of Engility could result in substantial tax liability to the Company and its shareholders.

We received an Internal Revenue Service (IRS) Ruling stating that L-3 and its shareholders would not recognize any taxable income, gain or loss for U.S. federal income tax purposes as a result of the spin-off of Engility. In addition, we received an opinion of counsel that the spin-off satisfies certain requirements for tax-free treatment that are not covered in the IRS Ruling; however, an opinion of counsel is not binding on the IRS. Accordingly, the IRS or the courts may reach conclusions with respect to the spin-off that are different from the conclusions reached in the opinion of counsel. Moreover, both the IRS Ruling and the opinion of counsel are based on certain factual statements and representations made by us, which, if incomplete or untrue in any material respect, could invalidate the IRS Ruling or opinion of counsel.

If, notwithstanding receipt of the IRS Ruling and opinion of counsel, the spin-off and certain related transactions were determined to be taxable, then we would be subject to a substantial tax liability. In addition, if the spin-off were taxable, each holder of our common stock who receives shares of Engility would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares of Engility received.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2013, we operated in 374 locations consisting of manufacturing facilities, administration, research and development and other properties throughout the United States and internationally. Of these, we owned 35 locations consisting of approximately 5.6 million square feet and leased space at 339 locations consisting of approximately 14.7 million square feet.

Our reportable segments have major operations at the following locations:

•	C3ISR — Camden, New Jersey; Greenville and Rockwall, Texas; and Salt Lake City, Utah.

•

Electronic Systems — Phoenix and Tempe, Arizona; Anaheim, San Carlos, San Diego, San Leandro, Simi Valley, Sylmar and Torrance, California; Orlando, Sarasota and St. Petersburg, Florida; Ayer and Northampton, Massachusetts; Grand Rapids and Muskegon, Michigan; Londonderry, New Hampshire; Budd Lake, New Jersey; Albuquerque, New Mexico; Binghamton and Hauppauge, New York; Cincinnati and Mason, Ohio; Tulsa, Oklahoma; Philadelphia, Pittsburgh and Williamsport, Pennsylvania; Arlington, Carrollton, Garland and Plano, Texas; Norfolk, Virginia; Ontario, Canada; Elmenhorst, and Hamburg, Germany; Bologna, Italy; and Crawley and Tewkesbury, U.K.

•	P&LS — Huntsville, Alabama; Crestview, Florida; Madison, Mississippi; Waco, Texas; and Quebec, Canada.

•	NSS — Annapolis, Maryland and Reston, Virginia.

•	Corporate and other locations — New York, New York and Arlington, Virginia.

A summary of square footage by reportable segment as of December 31, 2013 is presented below.

	Leased	Owned	Total
	(Square feet in millions)
C3ISR	5.3	—	5.3
Electronic Systems	7.5	3.9	11.4
P&LS	1.0	1.7	2.7
NSS	0.8	—	0.8
Corporate	0.1	—	0.1

Total	14.7	5.6	20.3

Management believes all of our properties have been well maintained, are in good condition, and are adequate to meet our current contractual requirements.

Item 3. Legal Proceedings

The information required with respect to this item can be found in Note 19 to our audited consolidated financial statements and is incorporated by reference into this Item 3.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of L-3 Holdings is traded on the New York Stock Exchange (NYSE) under the symbol “LLL”. On February 14, 2014, the number of holders of L-3 Holdings’ common stock was approximately 27,917. On February 19, 2014 the closing price, as reported by the NYSE, was $113.67 per share.

The table below sets forth the high and low closing price of L-3 Holdings’ common stock as reported on the NYSE and the amount of dividends paid per share during the past two calendar years.

	Dividends Paid		Closing Price (High-Low)
	2013	2012	2013	2012
Common Stock — Dividends Paid and Market Prices(1)
First Quarter	$0.55	$0.50	$81.21 — $74.86	$71.34 — $66.91
Second Quarter	0.55	0.50	87.37 — 80.03	74.01 — 67.11
Third Quarter	0.55	0.50	96.09 — 85.06	74.45 — 68.27
Fourth Quarter	0.55	0.50	107.13 — 91.94	77.91 — 72.10

Year Ended December 31	$2.20	$2.00	$107.13 — $74.86	$77.91 — $66.91

(1)	The stock prices in the table above on or prior to July 17, 2012, the date of the Engility spin-off, have not been adjusted for the impact of the spin-off.

On February 11, 2014, L-3 Holdings announced that its Board of Directors increased L-3 Holdings’ regular quarterly cash dividend by 9% to $0.60 per share, payable on March 17, 2014, to shareholders of record at the close of business on March 3, 2014. L-3 Holdings relies on dividends received from L-3 Communications to generate the funds necessary to pay dividends on L-3 Holdings’ common stock.

Issuer Purchases of Equity Securities

The following table provides information about 2013 fourth quarter repurchases of L-3 Holdings’ common stock that are registered pursuant to Section 12 of the Exchange Act. Repurchases are made from time to time at management’s discretion in accordance with applicable federal securities laws. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under The Plan or Program(1)
				(in millions)
September 28 — October 31, 2013	713,209	$94.40	713,209	$1,197
November 1 — 30, 2013	1,053,949	101.50	1,053,949	$1,090
December 1 — 31, 2013	2,156,570	102.77	2,156,570	$868

Total	3,923,728	$100.91	3,923,728

(1)

The share repurchases described in the table above were made pursuant to the $1.5 billion share repurchase program authorized by L-3 Holdings’ Board of Directors on February 5, 2013, which expires on June 30, 2015.

L-3 Holdings repurchased 928,040 shares of its common stock at an average price of $107.52 per share for an aggregate amount of approximately $100 million from January 1, 2014 through February 19, 2014.

The graph below compares the cumulative total returns of our common stock with the cumulative total return of the Standard & Poor’s 500 Composite Stock Index and the Standard & Poor’s 1500 Aerospace & Defense Index, for the period from December 31, 2008 to December 31, 2013. These figures assume that all dividends paid over the performance period were reinvested. On July 17, 2012, we completed the Engility spin-off. Our shareholders received one share of Engility common stock for every six shares of our common stock held on the record date (July 16, 2012). The effect of the spin-off is reflected in the cumulative total return as a reinvested dividend for the year ended December 31, 2012. The figures also assume that the starting value of each index and the investment in our common stock was $100 on December 31, 2008.

We are one of the companies included in the Standard & Poor’s 1500 Aerospace & Defense Index and the Standard & Poor’s 500 Composite Stock Index. The starting point for the measurement of our common stock cumulative total return was our stock price of $73.78 per share on December 31, 2008. The graph is not, and is not intended to be, indicative of future performance of our common stock.

Item 6. Selected Financial Data

The selected financial data presented below is derived from our audited consolidated financial statements and has been adjusted to reflect the spin-off of Engility and related classification of its assets, liabilities, results of operations and cash flows as discontinued operations.

	Year Ended December 31,
	2013	2012	2011(1)	2010	2009
	(in millions, except per share data)
Statement of Operations Data:
Net sales	$12,629	$13,146	$13,158	$13,390	$13,147
Operating income	$1,258	$1,351	$1,399	$1,485	$1,367
Goodwill impairment charge	—	—	43	—	—

Segment operating income	$1,258	$1,351	$1,442	$1,485	$1,367

Operating margin	10.0%	10.3%	10.6%	11.1%	10.4%
Segment operating margin	10.0%	10.3%	11.0%	11.1%	10.4%

Interest expense	$(177)	$(184)	$(204)	$(236)	$(245)
Interest and other income, net	$15	$8	$—	$21	$19
Debt retirement charge	$—	$(13)	$(35)	$(18)	$(10)
Income from continuing operations before income taxes	$1,096	$1,162	$1,160	$1,252	$1,131
Provision for income taxes	(309)	(374)	(296)	(428)	(374)

Income from continuing operations	787	788	864	824	757
Income from discontinued operations, net of income tax	—	32	104	142	154

Net income	787	820	968	966	911
Net income attributable to noncontrolling interests	(9)	(10)	(12)	(11)	(10)

Net income attributable to L-3	$778	$810	$956	$955	$901

Earnings per share allocable to L-3 Holdings’ common shareholders:
Basic:
Continuing operations	$8.70	$8.12	$8.17	$7.09	$6.34
Discontinued operations	—	0.29	0.97	1.22	1.31

Basic earnings per share	$8.70	$8.41	$9.14	$8.31	$7.65

Diluted:
Continuing operations	$8.54	$8.01	$8.08	$7.04	$6.30
Discontinued operations	—	0.29	0.95	1.21	1.31

Diluted earnings per share	$8.54	$8.30	$9.03	$8.25	$7.61

L-3 Holdings’ weighted average common shares outstanding:
Basic	89.4	96.3	104.4	114.3	116.8

Diluted	91.1	97.6	105.6	115.1	117.4

Cash dividends paid per common share	$2.20	$2.00	$1.80	$1.60	$1.40

(1)

The year ended December 31, 2011 includes: (1) a tax benefit of $78 million, or $0.74 per diluted share, for a net reversal of amounts previously accrued related to tax years for which the statutes of limitations has expired, (2) a non-cash goodwill impairment charge of $43 million ($42 million after income taxes, or $0.40 per diluted share), due to a decline in the estimated fair value of our Marine Services business, and (3) $14 million ($8 million after income taxes, or $0.08 per diluted share), for our portion of an impairment charge for long-lived assets at an equity method investment. The goodwill impairment charge is included in consolidated operating income, but excluded from segment operating income because the charge was excluded by management for purposes of assessing segment operating performance.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in millions)
Balance Sheet Data (at year end):
Working capital(1)	$2,126	$1,958	$2,406	$2,163	$2,381
Total assets	14,009	13,791	15,508	15,451	14,875
Long-term debt	3,630	3,629	4,125	4,126	4,112
Equity	6,098	5,543	6,724	6,855	6,660
Cash Flow Data:
Net cash from operating activities from continuing operations	$1,263	$1,231	$1,231	$1,270	$1,147
Net cash used in investing activities from continuing operations	(261)	(200)	(199)	(944)	(262)
Net cash used in financing activities from continuing operations	(849)	(1,527)	(1,119)	(917)	(1,004)

(1)	Based on continuing operations.

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

We have the following four reportable segments: (1) C3ISR, (2) Electronic Systems, (3) Platform Logistics Solutions (P&LS), and (4) National Security Solutions (NSS). Financial information with respect to each of our segments is included in Note 22 to our audited consolidated financial statements. C3ISR provides products and services for the global ISR (Intelligence, Surveillance and Reconnaissance) market, C3 systems, networked communication systems and secure communications products. We believe that these products and services are critical elements for a substantial number of major command, control and communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring, and dissemination functions of these communication systems. Electronic Systems provides a broad range of products and services, including components, products, subsystems, systems, and related services to military and commercial customers in several niche markets across several business areas. These business areas include marine & power systems, microwave, sensor systems, simulation & training, aviation products, warrior systems, precision engagement, security & detection and space & propulsion. P&LS provides modernization, upgrades and sustainment, maintenance and logistics support solutions for military and various government aircraft and other platforms. We sell these services primarily to the DoD, the DND and other allied international governments. NSS provides a full range of cyber security, intelligence, enterprise IT and security solutions services to the DoD, U.S. Government intelligence agencies, federal civilian agencies and allied international governments.

On July 17, 2012, L-3 completed the spin-off of its subsidiary, Engility Holdings, Inc. (Engility) to L-3’s shareholders. As a result of the spin-off, the results of operations and cash flows of the Engility businesses have been classified as discontinued operations for the years ended December 31, 2012 and 2011. References to financial data are to L-3’s continuing operations, unless specifically noted. See “Spin-off of Engility” within this section for additional information.

We generated sales of $12,629 million and $13,146 million for the years ended December 31, 2013 and 2012 and our primary customer was the DoD. The table below presents a summary of our sales by end customer and the percent contributed by each to our total sales.

	2013 Sales	2013 % of Total Sales	2012 Sales	2012 % of Total Sales
	(in millions)		(in millions)
Air Force	$3,354	27%	$3,599	27%
Army	2,400	19	2,824	22
Navy/Marines	1,800	14	1,897	14
Other Defense	1,030	8	1,056	8

Total DoD	$8,584	68%	$9,376	71%
Other U.S. Government	584	5	650	5

Total U.S. Government	$9,168	73%	$10,026	76%
International (foreign governments)	1,753	14	1,463	11
Commercial — international	1,061	8	985	8
Commercial — domestic	647	5	672	5

Total sales	$12,629	100%	$13,146	100%

Most of our contracts (revenue arrangements) with the U.S. Government are subject to U.S. Defense Contract Audit Agency audits and various cost and pricing regulations, and include standard provisions for termination for the convenience of the U.S. Government. Multiyear U.S. Government contracts and related orders are subject to cancellation if funds for contract performance for any subsequent year become unavailable. International government contracts generally include comparable provisions relating to termination for the convenience of the relevant international government.

Business Environment

U.S. Government Markets. Sales to U.S. Government customers represented 73% of our 2013 sales, and were primarily to DoD customers, which comprised 68% of our sales. Therefore, our annual sales are generally highly correlated to changes in U.S. Government spending levels, especially DoD budget levels.

The DoD budget peaked in the fiscal year ended September 30, 2010 (FY 2010) at $690 billion and has declined since. The total DoD budget for FY 2013 was $584 billion, which declined 10% compared to the FY 2012 budget, with the base budget 5% lower than FY 2012 and the Overseas Contingency Operations (OCO) budget 29% lower than FY 2012. The total DoD enacted budget for FY 2014 is $583 billion, which is $1 billion lower than FY 2013.

The enacted FY 2013 and FY 2014 DoD budgets comply with the sequestration cuts required by the Budget Control Act of 2011 (BCA), as amended by The American Taxpayer Relief Act (ATRA), which was enacted on January 2, 2013. ATRA delayed the effective date of the BCA sequester cuts by two months to March 1, 2013 and reduced the sequester cuts to the FY 2013 DoD budget by $9 billion to approximately $41 billion. The actual FY 2013 sequester cuts announced by the DoD in June 2013 were further reduced by the Administration to approximately $37 billion, with $6 billion of such reductions applied to prior-year unobligated DoD budget balances. This resulted in a $31 billion sequester cut to the total enacted DoD budget for FY 2013 as compared to the FY 2013 Proposed Budget Request (PBR), submitted to Congress in February 2012, and also compares favorably to the originally anticipated $50 billion sequester cut to the FY 2013 DoD budget. After ATRA, the sequestration cuts for the FY 2014 DoD budget were supposed to be $46 billion and approximately $52 billion per year from FY 2015 to FY 2018.

On December 26, 2013, President Obama signed the Bipartisan Budget Act of 2013 (BBA) into law, which reduced DoD budget uncertainty for FY 2014 and FY 2015 by increasing BCA spending caps, and lowering sequester cuts to the DoD base budget by $22 billion for FY 2014 and $9 billion for FY 2015. Additionally, Congress also increased the FY 2014 OCO budget by $6 billion more than the amount included in the FY 2014 PBR.

The table below presents the FY 2011 through FY 2014 enacted DoD budgets, the FY 2015 DoD budget adjusted for the BBA, and the Administration’s DoD budget projections for FY 2016 to FY 2018, as provided in the FY 2014 PBR. The PBR, submitted to Congress in April 2013, reduced the annual sequestration cuts by approximately $52 billion each year for FY 2015 through FY 2018.

	DoD Budget (includes Sequestration Cuts/BBA)			Annual Total Budget Change
Fiscal Year (Ending September 30)	Base	OCO	Total
	(in billions)
2011	$528	$159	$687	0%
2012	$531	$115	$646	-6%
2013	$502	$82	$584	-10%
2014	$498	$85	$583	0%
2015	$499	$37	$536	-8%
2016	$499	$37	$536	0%
2017	$508	$37	$545	+2%
2018	$517	$37	$554	+2%

While we believe that L-3 is well positioned to benefit from several of the DoD’s focus areas, declining DoD budgets will generally pressure and possibly reduce funding for some of our contracts, which could reduce our sales and operating income and negatively impact our results of operations and cash flows. Uncertainty continues to exist, even with the recent passage of the BBA, regarding how sequestration cuts will be implemented in future fiscal year DoD budgets and what challenges this may present for the defense industry, including L-3, our customers and suppliers. Furthermore, while members of Congress and the Administration continue to discuss various options to address sequestration and the U.S. Government’s overall fiscal challenges, we cannot predict the outcome of these efforts. We do not believe the FY 2014 sequester cuts to the DoD budget will have a significant negative impact on our results of operations or cash flows for the year ending December 31, 2014. However, depending on how future sequestration cuts are implemented, we believe that sequestration could have a material, negative impact on our results of operations and cash flows in the future. In addition, declining DoD budgets due to sequestration or other reductions could also potentially trigger non-cash goodwill impairment charges depending on how these reductions impact each of our reporting units. See “Critical Accounting Policies – Goodwill and Identifiable Intangible Assets” within this section.

International and Commercial Markets. Sales to end customers other than the U.S. Government represented 27% of our 2013 sales. These sales are generally affected by international government security and military priorities, as well as the fiscal situations of our international government end customers, global economic conditions for our commercial end markets and our competitive success in winning new business and increasing market share.

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

One of our primary business objectives is to increase sales from organic growth and select business acquisitions. We define organic sales growth as the increase or decrease in sales for the current period compared to the prior period, excluding sales in the: (1) current period from business acquisitions that are included in our actual results of operations for less than twelve months, and (2) prior period from business and product line divestitures that are included in our actual results of operations for the twelve-month period prior to the divestiture date. We expect to supplement, strengthen and enhance our existing businesses by selectively acquiring businesses that: (1) add important new technologies and products, (2) provide access to select customers, programs and contracts and (3) provide attractive returns on investment. Another important financial performance measure that we use is operating margin, which we define as operating income as a percentage of sales, because sales growth combined with operating margin levels determine our operating income levels.

Sales Trends. For the year ended December 31, 2013, consolidated net sales of $12,629 million declined by 3.9%, comprised of organic sales decline of 4.5%, partially offset by net sales from business acquisitions of 0.6%, compared to the year ended December 31, 2012. Our average annual sales growth for the five years ended December 31, 2013 was 0.8%, as average annual organic sales declined by approximately 0.3% and average annual sales growth from business acquisitions, net of divestitures, was approximately 1.1%. See “Results of Operations”, including segment results below for further discussion of sales.

For the years ended December 31, 2013, 2012, and 2011, our largest contract (revenue arrangement) in terms of annual sales was the Fort Rucker Maintenance Support contract with the U.S. Army Aviation and Missile Life Cycle Management Command (AMCOM), which is included in our P&LS segment. Under this contract, which generated approximately 4% of our 2013, 2012 and 2011 sales, we provide maintenance, logistics and other related sustainment support services for rotary wing aircraft assigned to Fort Rucker and satellite units in Alabama. Our period of performance, including unexercised annual options, continues through September 30, 2017.

We derived approximately 68% of our 2013 sales from DoD customers and, as a result, our sales are highly correlated to DoD budget levels. DoD budgets are a function of several factors and uncertainties beyond our control, including, but not limited to, changes in U.S. procurement policies, budget considerations, current and future economic conditions, presidential administration priorities, U.S. military engagements, changing national security and defense requirements, geo-political developments, actual fiscal year congressional appropriations for defense budgets, and sequestration and other DoD budget reductions. Any of these factors could result in a significant increase, decrease or redirection of DoD budgets and impact L-3’s future results of operations, including our sales and operating income growth rates. Additionally, L-3’s future results of operations will be affected by our ability to retain our existing business, including our revenue arrangements with DoD customers, and to successfully re-compete for existing business and compete for new business, which largely depends on: (1) our successful performance on existing contracts, (2) the effectiveness and innovation of our technologies and research and development activities, (3) our ability to offer better program performance than our competitors at an affordable cost, and (4) our ability to retain our employees and hire new ones, particularly those employees who have U.S. Government security clearances. We expect our 2014 consolidated sales to decline by approximately 5% compared to 2013, primarily due to the declines in DoD budgets.

Segment Operating Income Trends. For the year ended December 31, 2013, our segment operating income was $1,258 million, a decrease of 7% from $1,351 million for the year ended December 31, 2012. Our segment operating income as a percentage of sales (segment operating margin) was 10.0% for the year ended December 31, 2013, a decrease of 30 basis points from 10.3% for the year ended December 31, 2012. See “Results of Operations”, including segment results below for a discussion of operating margin.

While we continue to undertake cost management actions, such as reducing our indirect costs, resizing select business units, and improving our productivity and contract performance in an effort to maintain or even increase operating margin, these efforts may not be successful. Changes in the competitive environment and DoD procurement practices, reductions to the DoD budget, lower consolidated sales, and changes in our annual pension expense and severance costs could result in lower operating margin. Furthermore, select business acquisitions and select new business, including contract renewals and new contracts, could have lower operating margins than L-3’s operating margins on existing business and contracts. While our 2013 consolidated operating margin declined compared to 2012, we expect our 2014 annual consolidated operating margin to increase as compared to 2013, primarily due to lower expected pension expense.

Spin-off of Engility. On July 17, 2012, L-3 completed the spin-off of its subsidiary, Engility, to L-3’s shareholders. The spin-off was a tax-free distribution to L-3 shareholders for U.S. federal tax purposes, except for cash received in lieu of fractional shares. L-3 shareholders of record on July 16, 2012 (the record date) received one share of Engility common stock for every six shares of L-3 common stock held on the record date. Engility began trading as an independent publicly traded company on the New York Stock Exchange on July 18, 2012.

In connection with the spin-off, Engility made a cash distribution of $335 million to L-3. We used a portion of the proceeds to redeem $250 million of our 6 3/8% Senior Subordinated Notes due 2015 (6 3/8% 2015 Notes) on July 26, 2012 and the remaining proceeds were used primarily to repurchase outstanding shares of our common stock. There was no gain or loss recognized by us as a result of the spin-off transaction.

Prior to the completion of the spin-off, L-3 and Engility entered into a Distribution Agreement dated July 16, 2012 and several other agreements that govern certain aspects of our relationship with Engility following the spin-off. These agreements generally provide that each party is responsible for its respective assets, liabilities and obligations, including employee benefits, insurance and tax-related assets and liabilities, following the spin-off, whether accrued or contingent. The agreements also describe certain services that L-3 provided to Engility that were substantially completed by December 31, 2013.

As a result of the spin-off, the assets, liabilities, non-controlling interest, results of operations and cash flows of the Engility businesses have been classified as discontinued operations for all periods presented. We incurred transaction expenses in connection with the spin-off of $19 million ($14 million after income taxes) for the year ended December 31, 2012 and $9 million ($7 million after income taxes) for the year ended December 31, 2011, which have been included in discontinued operations. In addition, we allocated interest expense for debt not directly attributable or related to L-3’s other operations of $14 million and $31 million to discontinued operations for the years ended December 31, 2012 and 2011, respectively. Interest expense was allocated in accordance with the accounting standards for discontinued operations and was based on the ratio of Engility net assets to the sum of: (1) total L-3 consolidated net assets and (2) L-3 consolidated total debt.

Engility’s statement of operations data, which has been classified as discontinued operations, is provided in the table below. See Note 4 to the audited consolidated financial statements for additional information.

	January 1 to July 17, 2012	Year Ended December 31, 2011
	(in millions)
Product and service revenues	$911	$2,011

Operating income from discontinued operations before income taxes	68	199
Interest expense allocated to discontinued operations	(14)	(31)

Income from discontinued operations before income taxes	$54	$168
Income tax expense	(22)	(64)

Income from discontinued operations, net of income taxes	$32	$104
Net income from discontinued operations attributable to noncontrolling interests	(4)	(3)

Net income from discontinued operations attributable to L-3	$28	$101

2012 Amended and Restated Revolving Credit Facility. On February 3, 2012, we amended and restated our $1 billion Revolving Credit Facility, which extended the expiration date to February 3, 2017. The terms of the Amended and Restated Revolving Credit Facility are substantially consistent with the terms of this facility prior to its amendment and restatement except that: (1) provisions that previously limited the ability of L-3 Communications to pay dividends, repurchase L-3 Holdings’ common stock and make other distributions with respect to any capital stock were eliminated, (2) a provision that previously limited the ability of L-3 Communications to make investments in L-3 Holdings was made less restrictive and (3) the cost of borrowings, loan commitment fees and letter of credit fees were reduced. In addition, the Amended and Restated Revolving

Credit Facility provides for uncommitted incremental revolving facilities and additional term loan facilities in an aggregate principal amount of up to $500 million. See Note 10 of our audited consolidated financial statements for additional information regarding the amendment of our $1 billion Amended and Restated Revolving Credit Facility.

Debt Repurchases, Issuances and Redemptions. On July 26, 2012, (the redemption date), L-3 Communications used a portion of the proceeds from the spin-off of Engility to redeem $250 million of L-3 Communications’ 6 3⁄8% Senior Subordinated Notes due 2015 (6 3⁄8% 2015 Notes) at a redemption price of 102.125%, plus accrued and unpaid interest, up to but not including the redemption date. In connection with the redemption of the 6 3⁄8% 2015 Notes, the Company recorded a debt retirement charge of $8 million ($5 million after income tax, or $0.05 per diluted share).

On October 15, 2012 (the redemption date), L-3 Communications redeemed the remaining outstanding $250 million of its 6 3⁄8% 2015 Notes at a redemption price of 101.063%, plus accrued and unpaid interest, up to but not including the redemption date. In connection with the redemption, the Company recorded a debt retirement charge of approximately $5 million ($3 million after income tax, or $0.03 per diluted share).

On February 2, 2011, we repurchased approximately $11 million of our CODES as a result of the exercise by the holders of their contractual right to require us to repurchase their CODES.

On February 7, 2011, L-3 Communications issued $650 million in principal amount of 4.95% Senior Notes that mature on February 15, 2021 (2021 Senior Notes). The 2021 Senior Notes were issued at a discount of $4 million. On March 9, 2011, the net cash proceeds from this offering, together with cash on hand, were used to redeem L-3 Communications’ $650 million 5 7⁄8% Senior Subordinated Notes due January 15, 2015 (5 7⁄8% 2015 Notes). In connection with the redemption of the 5 7⁄8% 2015 Notes, we recorded a debt retirement charge of $18 million ($11 million after income taxes, or $0.10 per diluted share).

On November 22, 2011, L-3 Communications issued $500 million in principal amount of 3.95% Senior Notes that mature on November 15, 2016 (2016 Senior Notes). The 2016 Senior Notes were issued at a discount of $4 million. On December 22, 2011, the net proceeds from this offering, together with cash on hand, were used to redeem $500 million of L-3 Communications’ 6 3⁄8% 2015 Notes. In connection with the redemption of the 6 3⁄8% 2015 Notes, we recorded a debt retirement charge of $17 million ($10 million after income tax, or $0.10 per diluted share).

Q4 2011 Items. Our 2011 results were impacted by the items discussed below, which increased net income attributable to L-3 by $28 million and diluted earnings per share by $0.26 (collectively referred to as the Q4 2011 Items):

•	A tax benefit of $78 million, or $0.74 per diluted share, for a net reversal of amounts previously accrued related to tax years for which the statutes of limitations has expired; and

•

Non-cash impairment charges of $57 million ($50 million after income taxes), or $0.48 per diluted share. The impairment charges include: (1) a goodwill impairment charge of $43 million, ($42 million after income taxes, or $0.40 per diluted share), which is included in operating income, and (2) $14 million, ($8 million after income taxes, or $0.08 per diluted share), which is included in interest and other income, net, for our portion of an impairment charge for long-lived assets at an equity method investment. The goodwill impairment charge was due to a decline in the estimated fair value of the Marine Services business, which is part of the Electronic Systems segment, as a result of a decline in its projected future cash flows.

Business Acquisitions and Divestitures

As discussed above, one aspect of our strategy is to selectively acquire businesses that add new products and technologies, or provide access to select customers, programs and contracts. We intend to continue acquiring select businesses for reasonable valuations that will provide attractive returns to L-3. Our business acquisitions, depending on their contract-type, sales mix or other factors, could reduce L-3’s consolidated operating margin while still increasing L-3’s operating income, earnings per share, and net cash from operating activities. In addition, we may also dispose of certain businesses if we determine that they no longer fit into L-3’s overall business strategy and we are able to receive an attractive price.

Acquisitions. The table below summarizes the acquisitions that we have completed during the years ended December 31, 2011, 2012, and 2013 referred to herein as business acquisitions. See Note 4 to our audited consolidated financial statements for further information regarding our business acquisitions. During the year ended December 31, 2013, we used net cash of $62 million primarily for business acquisitions, including an earnout payment and a purchase price adjustment for acquisitions completed prior to January 1, 2013.

Business Acquisitions	Date Acquired	Purchase Price(1)
		(in millions)
2011
Communications and engineering business of ComHouse Wireless L.P.	July 1, 2011	$13
Cargo radiation screening business of Detector Network International (DNI)	October 28, 2011	5(2)

Total 2011		$18

2012
L-3 KEO	February 6, 2012	$205
MAVCO, Inc.	April 13, 2012	10
Link Simulation & Training U.K. Limited	August 6, 2012	134(3)

Total 2012		$349

2013
Mustang Technology Group, L.P. (Mustang)	December 19, 2013	54

Total 2013		$54

(1)	The purchase price represents the contractual consideration for the acquired business, excluding adjustments for net cash acquired and acquisition transaction costs.

(2)

Excludes additional purchase price, not to exceed $10 million, which is contingent upon the post acquisition financial performance of DNI through December 31, 2014. See Note 4 to our audited consolidated financial statements for additional information on the additional purchase price for this acquisition.

(3)

Excludes additional purchase price of $6 million for a final net working capital adjustment. See note 4 to our consolidated financial statements for additional information on the final net working capital adjustment.

All of our business acquisitions are included in our consolidated results of operations from their dates of acquisition. We regularly evaluate potential business acquisitions.

Divestitures. On February 22, 2011, we divested the MOI business of Microdyne Corporation (Microdyne), which was within the Electronic Systems segment. This divestiture transaction resulted in a pre-tax loss of approximately $2 million. Microdyne’s annual revenues (approximately $8 million), pre-tax income and net assets were not material for any period presented, and, therefore, these divestitures are not reported as discontinued operations.

Spin-off of Engility: On July 17, 2012, we completed the spin-off of our subsidiary, Engility Holdings, Inc. See “Spin-off of Engility” within this section for further discussion of the spin-off, distribution of proceeds and impact on our financial results and financial position.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to our audited consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and cost of sales during the reporting period. The most significant of these estimates and assumptions relate to contract revenue, profit and loss recognition, fair values of assets acquired and liabilities assumed in business combinations, market values for inventories reported at lower of cost or market, pension and post-retirement benefit obligations, stock-based employee compensation expense, income taxes, including the valuations of deferred tax assets, litigation reserves and environmental obligations, accrued product warranty costs and the recoverability, useful lives and valuation of recorded amounts of long-lived assets, identifiable intangible assets and goodwill. Changes in estimates are reflected in the period during which they become known. Actual amounts will differ from these estimates and could differ materially. We believe that our critical accounting estimates have the following attributes: (1) we are required to make assumptions about matters that are uncertain and require judgment at the time of the estimate; (2) use of reasonably different assumptions could have changed our estimates, particularly with respect to estimates of contract revenues and costs, and recoverability of assets, and (3) changes in the estimate could have a material effect on our financial condition or results of operations. We believe the following critical accounting policies contain the more significant judgments and estimates used in the preparation of our financial statements.

Contract Revenue Recognition and Contract Estimates. Approximately 47% of our consolidated net sales are generated from contracts (revenue arrangements) that require us to design, develop, manufacture, modify, upgrade, test and integrate complex aerospace and electronic equipment, and to provide related engineering and technical services according to the buyer’s specifications. These revenue arrangements or contracts are generally fixed-price, cost-plus, or time-and-material type and are covered by accounting standards for construction-type and production-type contracts and federal government contractors. Substantially all of our cost-plus type and time-and-material type contracts are with the U.S. Government, primarily the DoD. Certain of our contracts with the U.S. Government are multi-year contracts that are funded annually by the customer, and sales on these multi-year contracts are based on amounts appropriated (funded) by the U.S. Government. Our remaining sales are accounted for in accordance with accounting standards for revenue arrangements with commercial customers.

Sales and profits on fixed-price type contracts that are covered by accounting standards for construction-type and production-type contracts and federal government contractors are substantially recognized using percentage-of-completion (POC) methods of accounting. Sales on such contracts represent approximately 38% of our consolidated net sales. Sales and profits on fixed-price production contracts under which units are produced and delivered in a continuous or sequential process are recorded as units are delivered based on their contractual selling prices (the “units-of-delivery” method). Sales and profits on each fixed-price production contract under which units are not produced and delivered in a continuous or sequential process, or under which a relatively few number of units are produced, are recorded based on the ratio of actual cumulative costs incurred to total estimated costs at completion of the contract multiplied by the total estimated contract revenue, less cumulative sales recognized in prior periods (the “cost-to-cost” method). Under both POC methods of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year.

Accounting for the sales on these fixed-price contracts requires the preparation of estimates of: (1) total contract revenue, (2) total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract’s statement of work, and (3) measurement of progress towards completion. The estimated profit or loss at completion on a contract is equal to the difference between the total estimated contract revenue and the total estimated cost at completion. Under the units-of-delivery method, sales on a fixed-price type contract are recorded as the units are delivered during the period based on their contractual selling prices. Under the cost-to-cost method, sales on a fixed-price type contract are recorded at amounts equal to the ratio of actual cumulative costs incurred divided by total estimated costs at completion, multiplied by (i) the total estimated contract revenue, less (ii) the cumulative sales recognized in prior periods. The profit recorded on a contract in any period using either the units-of-delivery method or cost-to-cost method is equal to (i) the current estimated total profit margin multiplied by the cumulative sales recognized, less (ii) the amount of cumulative profit previously recorded for the contract. In the case of a contract for which the total estimated costs exceed the total estimated revenues, a loss arises, and a provision for the entire loss is recorded in the period that the loss becomes evident. The unrecoverable costs on a loss contract that are expected to be incurred in future periods are recorded as a component of other current liabilities entitled “Estimated cost in excess of estimated contract value to complete contracts in process in a loss position.”

Adjustments to estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in profit (loss) estimates for all types of contracts subject to percentage-of-completion accounting are recognized on a cumulative catch-up basis in the period in which the revisions are made. Amounts representing contract change orders or claims are included in sales only when they can be reliably estimated and their realization is reasonably assured. The revisions in contract estimates, if significant, can materially affect our results of operations and cash flows, as well as reduce the valuations of receivables and inventories, and in some cases result in liabilities to complete contracts in a loss position. Aggregate net changes in contract estimates increased operating income by $106 million, or 8%, for the year ended December 31, 2013, $78 million, or 6%, for the year ended December 31, 2012, and $73 million, or 5%, for the year ended December 31, 2011.

Sales and profits on cost-plus type contracts that are covered by accounting standards for government contractors are recognized as allowable costs are incurred on the contract, at an amount equal to the allowable costs plus the estimated profit on those costs. Sales on such contracts represent approximately 9% of our consolidated net sales. The estimated profit on a cost-plus contract is fixed or variable based on the contractual fee arrangement. Incentive and award fees are our primary variable fee contractual arrangement. Incentive and award fees on cost-plus type contracts are included as an element of total estimated contract revenues and recorded to sales when a basis exists for the reasonable prediction of performance in relation to established contractual targets and we are able to make reasonably dependable estimates for them. Sales and profits on time-and-material type contracts are recognized on the basis of direct labor hours expended multiplied by the contractual fixed rate per hour, plus the actual costs of material and other direct non-labor costs. On a time-and-material type contract, the fixed hourly rates include amounts for the cost of direct labor, indirect contract costs and profit. Cost-plus type or time-and-material type contracts generally contain less estimation risks than fixed-price type contracts.

Sales on arrangements for (1) fixed-price type contracts that require us to perform services that are not related to production of tangible assets (Fixed-Price Service Contracts), and (2) certain commercial customers are recognized in accordance with accounting standards for revenue arrangements with commercial customers. Sales for our businesses whose customers are primarily commercial business enterprises are substantially generated from single element revenue arrangements. Sales are recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been performed, the selling price to the buyer is fixed or determinable and collectability is reasonably assured. Sales for Fixed-Price Service Contracts that do not contain measurable units of work performed are generally recognized on a straight-line basis over the contractual service period, unless evidence suggests that the revenue is earned, or obligations fulfilled, in a different manner. Sales for Fixed-Price Service Contracts that contain measurable units of work performed are generally recognized when the units of work are completed. Sales and profit on cost-plus and time-and-material type contracts within the scope of revenue recognition accounting standards for revenue arrangements with commercial customers are recognized in the same manner as those within the scope of contract accounting standards, except for incentive and award fees. Cost-based incentive fees are recognized when they are realizable in the amount that would be due under the contractual termination provisions as if the contract was terminated. Performance based incentive fees and award fees are recorded as sales when awarded by the customer.

For contracts with multiple deliverables, we apply the separation and allocation guidance under the accounting standard for revenue arrangements with multiple deliverables, unless all the deliverables are covered by contract accounting standards, in which case we apply the separation and allocation guidance under contract accounting standards. Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables should be separated into more than one unit of accounting. We recognize revenue for each unit of accounting based on the revenue recognition policies discussed above.

Sales and profit in connection with contracts to provide services to the U.S. Government that contain collection risk because the contracts are incrementally funded and subject to the availability of funds appropriated, are deferred until the contract modification is obtained, indicating that adequate funds are available to the contract or task order.

Goodwill and Identifiable Intangible Assets. In accordance with the accounting standards for business combinations, we record the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition (commonly referred to as the purchase price allocation). Identifiable intangible assets are recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired business and sold, transferred, licensed, rented or exchanged. However, we do not recognize separate intangible assets for the assembled workforces of our business acquisitions.

Generally, the largest separately identifiable intangible asset from the businesses that we acquire is the value of their assembled workforces, which includes the human capital of the management, administrative, marketing and business development, scientific, engineering and technical employees of the acquired businesses. The success of our businesses, including their ability to retain existing business (revenue arrangements) and to successfully compete for and win new business (revenue arrangements), is primarily dependent on the management, marketing and business development, contracting, engineering and technical skills and knowledge of our employees, rather than on productive capital (plant and equipment, and technology and intellectual property). Additionally, for a significant portion of our businesses, our ability to attract and retain employees who have U.S. Government security clearances, particularly those with top-secret and above clearances, is critical to our success, and is often a prerequisite for retaining existing revenue arrangements and pursuing new ones. Generally, patents, trademarks and licenses are not material for our acquired businesses. Furthermore, our U.S. Government contracts (revenue arrangements) generally permit other companies to use our patents in most domestic work performed by such other companies for the U.S. Government. Therefore, because intangible assets for assembled workforces are part of goodwill, the substantial majority of the intangible assets for our acquired business acquisitions are recognized as goodwill. Additionally, the value assigned to goodwill for our business acquisitions also includes the value that we expect to realize from cost reduction measures that we implement for our acquired businesses. Goodwill equals the amount of the purchase price of the business acquired in excess of the sum of the fair value of identifiable acquired assets, both tangible and intangible, less the fair value of liabilities assumed. At December 31, 2013, we had goodwill of $7,796 million and identifiable intangible assets of $285 million.

The most significant identifiable intangible asset that is separately recognized in accordance with U.S. GAAP for our business acquisitions is customer contractual relationships. All of our customer relationships are established through written customer contracts (revenue arrangements). The fair value for customer contractual relationships is determined, as of the date of acquisition, based on estimates and judgments regarding expectations for the estimated future after-tax earnings and cash flows (including cash flows from working capital) arising from the follow-on sales on contract (revenue arrangement) renewals expected from customer contractual relationships over their estimated lives, including the probability of expected future contract renewals and sales, less a contributory asset charge, all of which is discounted to present value. All identifiable intangible assets are amortized over their estimated useful lives as the economic benefits are consumed. We review customer contractual relationships for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with the accounting standards for long-lived assets. If any such event or change in circumstances occurs, and, if our revised estimates of future after-tax cash flows are significantly lower than our estimates at the date we acquired the customer contractual relationships, we may be required to record an impairment charge to write-down these intangible assets to their realizable values. We also review and update our estimates of the duration of our customer contractual relationships, at least annually. If such estimates indicate that the duration of our customer contractual relationships has decreased compared to the estimates made as of the date we acquired these intangible assets, then we accelerate the amortization period for our customer contractual relationships over their remaining useful economic lives.

We review goodwill for impairment annually as of November 30 and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The accounting standards for goodwill allow for the assessment of qualitative factors, such as macroeconomic conditions, industry and market conditions and entity relevant events or circumstances to determine whether it is more likely or not that the fair value of a reporting unit is less than its carrying amount. L-3 did not utilize a qualitative assessment approach for the November 30, 2013 goodwill impairment test, as we chose instead to complete the quantitative two-step testing process for each reporting unit.

A reporting unit is an operating segment, as defined by the segment reporting accounting standards, or a component of an operating segment. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and is reviewed by operating segment management. Two or more components of an operating segment may be aggregated and deemed a single reporting unit for goodwill impairment testing purposes if the components have similar economic characteristics.

L-3 had 13 reporting units at December 31, 2013 (and at November 30, 2013 when our annual goodwill impairment assessment was completed) compared to 15 reporting units at December 31, 2012. The reduction in the number of our reporting units was due to a change in L-3’s management and reporting structure that resulted in the consolidation of three reporting units into a single reporting unit. The reporting units that were consolidated had fair values in excess of their carrying values at the time of the realignments and the related goodwill for each was included in the current reporting unit.

L-3’s aggregate balance of goodwill increased by $20 million to $7,796 million at December 31, 2013 from $7,776 million at December 31, 2012 due to $44 million for business acquisitions, offset by reductions of $22 million for foreign currency translation adjustments and $2 million for a business disposition. The table below presents the number of reporting units and the associated goodwill at December 31, 2013 for each of our reportable segments.

Reportable Segment	Number of Reporting Units	Aggregate Goodwill
		(in millions)
C3ISR	2	$797
Electronic Systems	9	4,875
P&LS	1	1,156
NSS	1	968

Total	13	$7,796

The first step in the process of testing goodwill for potential impairment is to compare the carrying value of the reporting unit to its fair value. If a potential impairment is identified, the second step is to measure the impairment loss by comparing the implied fair value of goodwill with the carrying value of goodwill of the reporting unit. Our methodology for determining the fair value of a reporting unit is estimated using a discounted cash flow (DCF) valuation approach, and is dependent on estimates for future sales, operating income, depreciation and amortization, income tax payments, working capital changes, and capital expenditures, as well as expected long-term growth rates for cash flows. All of these factors are affected by economic conditions related to the industries in which we operate (predominantly the U.S. defense industry), as well as, conditions in the U.S. capital markets.

The more significant assumptions used in our DCF valuations to determine the fair values of our reporting units in connection with the goodwill valuation assessment at November 30, 2013 were: (1) detailed three-year cash flow projections for each of our reporting units, which are based primarily on our estimates of future sales, operating income, and cash flows, (2) the expected long-term cash flow growth rates for each of our reporting units (commonly known as Terminal Growth Rates), which approximate the expected long-term nominal growth rate for the U.S. DoD budget, U.S. economy and the respective industries in which the reporting units operate, expected inflation rates, and specific circumstances for each reporting unit, including contracts or programs ending and expected new business, and (3) risk adjusted discount rates, which represent the weighted average cost of capital (WACC) for each reporting unit and include the estimated risk-free rate of return that is used to discount future cash flow projections to their present values. There were no changes to the underlying methods used in 2013 as compared to the prior year DCF valuations of our reporting units.

Each reporting unit WACC was comprised of: (1) an estimated required rate of return on equity, based on publicly traded companies with business and economic risk characteristics comparable to each of L-3’s reporting units (Market Participants), including a risk free rate of return of 3.82% on the 30 year U.S. Treasury Bond as of November 29, 2013 (2.81% as of November 30, 2012) and an equity risk premium of 5% (6% as of November 30, 2012) and (2) an after-tax rate of return on Market Participants’ debt, each weighted by the relative market value percentages of Market Participants’ equity and debt. The WACC assumptions for each reporting unit are based on a number of market inputs that are outside of our control and are updated annually to reflect changes to such market inputs as of the date of our annual goodwill impairment assessments, including changes to: (1) the estimated required rate of return on equity based on historical returns on common stock securities of Market Participants and the Standard & Poor’s 500 Index over the prior two-year period, (2) the risk free rate of return based on the prevailing market yield on the 30 year U.S. Treasury Bond, (3) the rate of return of Market Participants’ publically traded debt securities, and (4) the relative market value percentages of Market Participants’ equity and debt.

The table below presents the weighted average risk adjusted discount rate assumptions in WACC, used in our DCF valuation for each of our reportable segments for our goodwill impairment assessments at November 30, 2013 and 2012.

	WACC
Reportable Segments	2013	2012
C3ISR(1)	7.42%	6.56%
Electronic Systems(2)	7.59%	6.77%
P&LS	7.42%	6.56%
NSS	8.09%	6.94%

(1)	Both reporting units within the C3ISR reportable segment used the risk adjusted discount rate in WACC as presented in the table above.

(2)

The weighted average risk adjusted discount rate in WACC, for the Electronic Systems reportable segment is comprised of separate discount rates for each reporting unit within the segment that range from 7.42% to 8.03% for 2013 and 6.56% to 7.33% for 2012.

As presented in the table below, L-3’s historical three-year average annual cash flow growth rates for 2013, 2012 and 2011 for our reportable segments ranged from a negative 16% to a positive 64%. The annual cash flows generated by each of our reporting units varies from year to year, and, therefore, the annual cash flow growth rates do not result in linear trends, due to a number of factors, including, but not limited to: (1) variability of annual sales volume and sales growth rates, (2) increases and decreases in working capital, including customer advance payments and billings on multi-year contracts (revenue arrangements) with long-term performance periods (exceeding one year), (3) the timing of invoicing and cash collections between fiscal years from receivables due from customers on multi-year contracts (revenue arrangements), (4) the timing of increases and decreases of select inventories procured and produced in anticipation of future product sales, which frequently overlap the ending and beginning of fiscal years, (5) the timing of the receipt of award fee and incentive fee payments from customers on contracts (revenue arrangements), (6) variability in annual cash outlays for research and development costs, (7) changes in cash outlays for capital expenditures for property, plant and equipment, and (8) increases in annual sales and costs and expense volumes of a reporting unit resulting from business acquisitions. As a result of the factors discussed above and the varying sizes of our reporting units, the annual cash flow levels and growth rates at the reporting unit level tend to fluctuate significantly from year to year.

The 2013 cash flow amount and the cash flow growth rate for each of the last three years for each of our segments are presented in the following table.

Reportable Segment	Estimated 2013 Cash Flow(1)	Estimated Average Annual Cash Flow Growth Rate(1)
	(in millions)	2013	2012	2011	3 Yr. Average
C3ISR(2)	$276	10%	(3)%	130%	46%
Electronic Systems(3)	$535	7%	(5)%	(9)%	(2)%
P&LS(4)	$135	(10)%	(14)%	(24)%	(16)%
NSS(5)	$83	(43)%	20%	214%	64%

(1)	Reportable segment estimated cash flow excludes interest payments on debt and other corporate cash flows.

(2)

The increase in 2013 cash flow for C3ISR was due to small ISR aircraft sales to the DoD and a decrease in tax payments as a result of lower operating income and a lower effective tax rate. The decrease in 2012 cash flow was due to higher capital expenditures and an increase in tax payments as a result of a higher effective tax rate, partially offset by the timing of billings and cash receipts on fixed-price contracts. The increase in 2011 cash flow was due to working capital improvements, timing of billings and cash receipts on fixed-price contracts, and growth in operating income.

(3)

The increase in 2013 cash flows for Electronic Systems was primarily due to a decrease in tax payments as a result of lower operating income and a lower effective tax rate, as well as working capital improvements at Training & Simulation. The decrease in 2012 cash flows was primarily due to lower operating income compared to 2011 for Space & Propulsion and Power & Control Systems. The decrease in 2011 cash flows was primarily due to lower operating income compared to 2010 for Warrior Systems, Training & Simulation, Space & Propulsion and Microwave and liquidation of advance payments at Microwave, partially offset by lower working capital requirements at Warrior Systems.

(4)

The decrease in 2013 cash flow for P&LS was primarily due to lower operating income, higher capital expenditures, and lower advanced payments, partially offset by decrease in contracts in process due to delivery of Joint Cargo Aircraft. The decrease in 2012 cash flow was primarily due to higher working capital requirements, primarily for inventory on new contracts that began in 2012 and an increase in estimated tax payments, partially offset by higher operating income and an increase in advanced payments. The decrease in 2011 cash flow was primarily due to higher working capital requirements, primarily for inventory on new contracts that began in 2011 and the timing of billings, partially offset by an increase in advanced payments.

(5)

The decrease in 2013 cash flow for NSS was primarily due to lower sales, as well as 2012 cash inflows that did not recur, including collections of billed receivables and customer advance payments. The increase in 2012 cash flow was primarily due to the timing of billings and cash receipt and an increase in advance payments. The increase in 2011 cash flow was primarily due to working capital reductions due to lower sales volume and a decrease in tax payments.

We consistently consider several factors to determine expected future annual cash flows for our reporting units, including, historical multi-year average cash flow trends by reporting unit and the expected future cash flow growth rates for each of our reporting units primarily based on our estimates of future sales, operating income, and working capital changes. Furthermore, the substantial majority of our reporting units are primarily dependent upon the DoD budget and spending. Sales from DoD customers generate a significant portion of our annual sales and have historically represented approximately 70% or more of our total sales. Accordingly, to determine expected future annual cash flows for our reporting units we also consider: (1) the DoD budget and spending priorities, (2) expansion into new markets, (3) changing conditions in existing markets for our products, systems, and services, (4) possible termination of certain government contracts, (5) expected success in new business competitions and re-competitions on existing business, and (6) anticipated operating margins and working capital requirements, which vary significantly depending on the stage of completion (early, mature, ending) of contracts (revenue arrangements). We closely monitor changes in these factors and their impact on the expected cash flow of our reporting units. In addition to these factors that were relevant and specific to each of our reporting units, our goodwill impairment assessments as of November 30, 2013 assumed a declining DoD base budget through FY 2014, a flat base budget in both FY 2015 and FY 2016, and 2% nominal growth in the base budget beginning with FY 2017, consistent with our discussion of the business environment.

Additionally, our actual cash flows may be higher than our projections and the DCF valuation does not reflect actions that we may take to increase the profitability and cash flows of our reporting units, including our four reporting units with fair value cushions of at least 20% in the second table below. Actions we may take include consolidating and streamlining select business operations, creating future synergies with other L-3 businesses, or pursuing incremental targeted growth opportunities. Additionally, the DCF valuations do not assume future business acquisitions or divestitures.

The table below presents the estimated: (1) 2014 cash flow amount, (2) average annual cash flow growth rates for 2014 – 2016, and (3) weighted average annual cash flow growth rates after 2016 for each of our reportable segments.

Reportable Segment	Estimated 2014 Cash Flow	Estimated Average Annual Cash Flow Growth Rates
	(in millions)	3 Yr. Average 2014 – 2016	2017-2018	After 2018 Terminal Growth Rate
C3ISR(1)	$229(1)	(6)%	2%	2%
Electronic Systems(2)	$341(2)	2%	2%	2%
P&LS(3)	$142(3)	6%	2%	2%
NSS(4)	$71(4)	(5)%	2%	2%

(1)

C3ISR projected cash flow is expected decrease by $47 million from $276 million in 2013 to $229 million in 2014. The decrease is mainly due to small ISR aircraft sales to the DoD in 2013 that will not recur in 2014.

(2)

Electronic Systems projected cash flow is expected to decrease by $194 million from $535 million in 2013 to $341 million in 2014. The decrease is mainly due to lower sales and operating income at Microwave Products, lower sales and operating income and liquidations of advanced payments received in 2013 at Marine & Power Systems, and higher capital expenditures and working capital requirements at Simulation & Training.

(3)

P&LS projected cash flow is expected to increase by $7 million from $135 million in 2013 to $142 million in 2014. The increase is primarily due to higher expected operating income, partially offset by higher working capital requirements.

(4)

NSS projected cash flow is expected to decrease by $12 million from $83 million in 2013 to $71 million in 2014. The expected decrease is primarily due to 2013 working capital improvements, primarily due to timing of payments to vendors, not expected to recur in 2014. Projected 2014 sales and operating income are also expected to decline as compared to 2013, although at a slower rate, which will also contribute to the decline in 2014 cash flow.

A decline in the estimated fair value of a reporting unit could result in a goodwill impairment, and a related non-cash impairment charge against earnings, if the estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit, including its goodwill. A large decline in estimated fair value of a reporting unit could result in an adverse effect on our financial condition and results of operations.

As discussed above, the more significant assumptions used in our DCF valuations for each of our reporting units were detailed three-year undiscounted cash flow projections, risk adjusted discount rates, or WACC, used to discount the cash flow projections to their present value and expected Terminal Growth Rates. The current year (2014-2016) consolidated three-year undiscounted cash flow projections remained substantially the same compared to the prior year (2013-2015), although the changes by each reporting unit ranged from a decline of 78% to an increase of 47%. The risk adjusted discount rate, or WACC, increased by an average of 80 basis points compared to the prior year valuations primarily due to an increase of approximately 100 basis points in the risk free rate of return and higher equity to debt ratio as a result of higher equity values among Market Participants within each peer group. The expected Terminal Growth Rates utilized in the current year valuations were higher than those utilized in the prior year valuations by an average of approximately 100 basis points. The expected Terminal Growth Rates utilized in the prior year valuations were approximately 1% compared to approximately 2% utilized in the current year valuations. The increase in the terminal growth rates assumption was based on several factors, including but not limited to: (1) an increase in the expected inflation rate and economic growth rate, (2) an increase in interest rate levels during 2013 from 2012, consistent with the increase in the risk free rate, (3) an improved outlook for DoD budgets with smaller than BCA required sequestration cuts legislated by Congress for FY 2013, FY 2014 and FY 2015, and a return to a nominal annual growth rate of 2% by FY 2017, and (4) multi-year and Indefinite Delivery/Indefinite Quantity contract wins during 2013 that are expected to generate sales growth at select reporting units.

We evaluated the sensitivity of the DCF fair value estimates for each reporting unit, which were used for our goodwill impairment assessment, by separately assessing the impact on the estimated fair value of each reporting unit by: (1) increasing the risk adjusted discount rate (WACC) by 50 basis points, or (2) reducing the Terminal Growth Rate by 50 basis points, compared to those used in our estimated fair value calculations, while holding all other assumptions unchanged. All of our reporting units would have had a fair value in excess of their carrying value, except for the NSS reporting unit under both scenarios. In each of the two scenarios, the fair value of the NSS reporting unit would have been less than its carrying value and step two of the impairment assessment would have been required. In addition, we applied hypothetical decreases to the estimated fair values of each of our reporting units. We determined that a decrease in fair value of at least 20% would be required before any reporting unit, with the exception of four reporting units presented in the table below, would have a carrying value in excess of its fair value. The table below presents the: (1) risk adjusted discount rates, (2) annual cash flow and three-year average growth rate, (3) 2013 cash flow, (4) goodwill balance, and (5) excess fair value percentage and dollar amount, for each of these four reporting units.

Reporting Unit	Risk Adjusted Discount Rates	Estimated Annual Cash Flow Growth Rate(1)				Estimated 2013 Cash Flows(1)	Goodwill Balance(2)	Excess Fair Value(3)
		2013	2012	2011	3 Year Average
($ in millions)
NSS(4)	8.09%	(43)%	20%	214%	63%	$83	$968	5%	$55
Space & Propulsion Systems(5)	7.42%	(268)%	(111)%	(46)%	(142)%	$5	$240	9%	$32
Warrior Systems(6)	7.49%	(34)%	84%	(40)%	6%	$28	$605	16%	$177
Marine & Power Systems(7)	7.42%	85%	(64)%	(7)%	5%	$79	$1,048	20%	$244

(1)	Reporting unit cash flow excludes interest payments on debt and other corporate cash flows.

(2)	The goodwill balance is as of November 30, 2013, our goodwill impairment testing date.

(3)

The excess fair value represents the percentage and dollar amount by which the fair value of a reporting unit must decline before a potential impairment is identified and would require the second step of the goodwill impairment assessment to be performed.

(4)

Our DCF valuation for this reporting unit assumed lower projected cash flow of approximately 15% in 2014 compared to 2013 due to lower expected sales and operating income, as well as the timing of payments to vendors in 2013. In addition, our DCF valuation assumed that projected cash flow will remain approximately 15% below 2013 levels in 2015 and 2016 due to continued constraints on DoD budgets, particularly for services. Projected cash flows are expected grow 2% starting in 2017.

(5)

Our DCF valuation for this reporting unit assumed cash used of $3 million in 2014 compared to cash flows of $5 million in 2013 due to the liquidation of a customer advance in 2014 on a large international contract that was received in 2013. In 2015, cash flows are assumed to increase to $18 million due to increased sales and operating income, as well as lower working capital requirements, primarily for inventory levels. In 2016, cash flows decrease $23 million to cash used of $5 million due to the liquidation of the customer advance on the large international contract received in 2013. Projected cash flows are expected to grow 2% annually beginning in 2017.

(6)

Our DCF valuation for this reporting unit assumed higher projected cash flow of approximately 81% in 2014 compared to 2013 due higher sales and operating income and lower working capital requirements, primarily for inventory. In addition, our DCF valuation assumed that projected cash flow in 2015 and 2016 will grow 129% and 164% above 2013 levels (growth of 51% and 74% above 2012 levels), primarily due to increased international sales at higher margins and associated customer advance payments, and higher margins on domestic programs due to improved performance. Projected cash flows are expected to grow 2% starting in 2017.

(7)

Our DCF valuation for this reporting unit assumed that cash flows would decrease approximately 61% in 2014 compared to 2013, before increasing in 2015 and 2016. Cash flow levels for 2014, 2015 and 2016 are projected to be at 39%, 81% and 97% of the 2013 cash flow level. Cash flows decline in 2014 primarily due to the liquidation of the customer advances received in 2013, as well as lower sales and operating income. The increase in cash flows in 2015 and 2016, as compared to 2014, is due to increasing sales and operating income as well as the timing of customer advances on new and follow-on contracts with international customers. Projected cash flows are expected to grow 2% annually beginning in 2017.

As discussed previously, in addition to the annual goodwill impairment assessment, we review goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of a reporting unit’s goodwill may not be recoverable. As such, listed below are certain circumstances, depending on their outcomes, that may require us to review goodwill for impairment for one or more of the four reporting units in the table above prior to the next annual assessment (November 30, 2014):

•	Lower than expected annual sales from our contracts with the DoD, arising from unanticipated changes or reductions to future DoD budgets;

•	the ability of the reporting units to achieve: (1) 2014 projected sales, operating income and cash flow and (2) the win-loss experience on 2014 contract re-competitions and new business pursuits;

•	the ability of NSS to successfully win re-competes and new business, particularly its largest contract in terms of annual sales, which is scheduled for re-competition in the middle of 2014; and

•	the ability of Space & Propulsion Systems to achieve projected award fees over the five year life of the Missile Defense Agency Medium-Range Ballistic Missile target vehicle contract.

Pension Plan and Postretirement Benefit Plan Obligations. The obligations for our pension plans and postretirement benefit plans and the related annual costs of employee benefits are calculated based on several long-term assumptions, including discount rates and expected mortality for employee benefit liabilities, and rates of return on plan assets, and expected annual rates for salary increases for employee participants in the case of pension plans, and expected annual increases in the costs of medical and other health care benefits in the case of postretirement benefit obligations. These long-term assumptions are subject to revision based on changes in interest rates, financial market conditions, expected versus actual returns on plan assets, expected participant mortality and other actuarial assumptions, including future rates of salary increases, benefit formulas and levels, and rates of increase in the costs of benefits. Changes in the assumptions, if significant, could materially affect the amount of annual net periodic benefit costs recognized in our results of operations from one year to the next, the liabilities for the pension plans and postretirement benefit plans, and our annual cash requirements to fund these plans. Our pension expense for 2014 is expected to decrease by $101 million to $80 million from $181 million in 2013. Our discount rate assumption increased from a weighted average rate of 4.15% in 2012 to 5.03% in 2013. The expected decrease in our 2014 pension expense is primarily due to the increase in the weighted average discount rate and the increase in our actual asset return. See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Pension Plans” for a further discussion of our estimated 2014 pension expense.

Discount rates are used to determine the present value of our pension obligations and also affect the amount of pension expense in any given period. The discount rate assumptions used to determine our pension and postretirement benefit obligations at December 31, 2013 and 2012 were based on a hypothetical AA yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the yield curve is required to have a rating of AA or better by Moody’s Investors Service, Inc. and/or Standard & Poor’s. The resulting discount rate reflects the matching of plan liability cash flows to the yield curve. For a sensitivity analysis projecting the impact of a change in the discount rate on our projected benefit obligation and pension expense, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Pension Plans.”

Valuation of Deferred Income Tax Assets and Liabilities. At December 31, 2013, we had deferred tax assets of $527 million, deferred tax liabilities of $1,018 million and a valuation allowance of $22 million. The deferred tax assets include $24 million for loss carryforwards and $7 million for tax credit carryforwards which are subject to various limitations and will expire if unused within their respective carryforward periods. Deferred income taxes are determined separately for each of our tax-paying entities in each tax jurisdiction. The future realization of our deferred income tax assets ultimately depends on our ability to generate sufficient taxable income of the appropriate character (for example, ordinary income or capital gains) within the carryback and carryforward periods available under the tax law and, to a lesser extent, our ability to execute successful tax planning strategies. Based on our estimates of the amounts and timing of future taxable income and tax planning strategies, we believe that we will be able to realize our deferred tax assets, except for capital losses and certain U.S. Federal, foreign and state net operating losses. A change in the ability of our operations to continue to generate future taxable income, or our ability to implement desired tax planning strategies, could affect our ability to realize the future tax deductions underlying our deferred tax assets, and require us to provide a valuation allowance against our deferred tax assets. The recognition of a valuation allowance would result in a reduction to net income and, if significant, could have a material impact on our effective tax rate, results of operations and financial position in any given period.

Liabilities for Pending and Threatened Litigation. We are subject to litigation, government investigations, proceedings, claims or assessments and various contingent liabilities incidental to our business or assumed in connection with certain business acquisitions. In accordance with the accounting standards for contingencies, we accrue a charge for a loss contingency when we believe it is both probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. If the loss is within a range of specified amounts, the most likely amount is accrued, and we accrue the minimum amount in the range if no amount within the range represents a better estimate. Generally, we record the loss contingency at the amount we expect to pay to resolve the contingency and the amount is generally not discounted to the present value. Amounts recoverable under insurance contracts are recorded as assets when recovery is deemed probable. Contingencies that might result in a gain are not recognized until realizable. Changes to the amount of the estimated loss, or resolution of one or more contingencies could have a material impact on our results of operations, financial position and cash flows. See Note 19 to our audited consolidated financial statements for further discussion of our litigation matters.

Valuation of Long-Lived Assets. In addition to goodwill and identifiable intangible assets recognized in connection with our business acquisitions, our long-lived assets also include property, plant and equipment, capitalized software development costs for software to be sold, leased or otherwise marketed, and certain long-term investments. As of December 31, 2013, the consolidated carrying values of our property, plant and equipment were $1,039 million, certain long-term investments were $12 million, and capitalized software development costs were $52 million. As of December 31, 2013, the carrying value of our property, plant and equipment represented 7% of total assets and the carrying value of our capitalized software development costs and certain long-term investments each represented less than 1% of total assets. We review the valuation of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value or net realizable value expected to result from the asset’s use and eventual disposition. We use a variety of factors to assess valuation, depending upon the asset. Long-lived assets are evaluated based upon the expected period the asset will be utilized, and other factors depending on the asset, including estimated future sales, profits and related cash flows, estimated product acceptance and product life cycles, changes in technology and customer demand, and the performance of invested companies and joint ventures. Changes in estimates and judgments on any of these factors could have a material impact on our results of operations and financial position.

Results of Operations

The following information should be read in conjunction with our audited consolidated financial statements. The following information has been adjusted to reflect the spin-off of Engility and related classification of results of operations and cash flows as discontinued operations. Also, our results of operations for the periods presented are affected by our business acquisitions. See Note 4 to our audited consolidated financial statements for a discussion of our business acquisitions.

Consolidated Results of Operations

The table below provides selected financial data, excluding discontinued operations, for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,		Increase/ (decrease)	Year Ended December 31,		Increase/ (decrease)
(in millions, except per share data)	2013	2012		2012	2011(1)
Net sales	$12,629	$13,146	(3.9)%	$13,146	$13,158	(0.1)%
Operating income	$1,258	$1,351	(6.9)%	$1,351	$1,399	(3.4)%
Goodwill impairment charge	—	—	—	—	43	nm

Segment operating income	$1,258	$1,351	(6.9)%	$1,351	$1,442	(6.3)%

Operating margin	10.0%	10.3%	(30) bpts	10.3%	10.6%	(30) bpts
Goodwill impairment charge	—%	—%	—	—%	0.4%	(40) bpts

Segment operating margin	10.0%	10.3%	(30) bpts	10.3%	11.0%	(70) bpts

Interest expense	$177	$184	(3.8)%	$184	$204	(9.8)%
Interest and other income, net	$15	$8	nm	$8	$—	nm
Debt retirement charge	$—	$13	nm	$13	$35	nm
Effective income tax rate	28.2%	32.2%	(400) bpts	32.2%	25.5%	670 bpts
Net income from continuing operations attributable to L-3	$778	$782	(0.5)%	$782	$855	(8.5)%
Q4 2011 Items	—	—	—	—	(28)	nm

Net income from continuing operations attributable to L-3, excluding Q4 2011 Items	$778	$782	(0.5)%	$782	$827	(5.4)%

Diluted earnings per share from continuing operations	$8.54	$8.01	6.6%	$8.01	$8.08	(0.9)%
Q4 2011 Items	—	—	—	—	(0.26)	nm

Diluted earnings per share from continuing operations, excluding Q4 2011 Items	$8.54	$8.01	6.6%	$8.01	$7.82	2.4%

Diluted weighted average common shares outstanding	91.1	97.6	(6.7)%	97.6	105.6	(7.6)%

(1)

The year ended December 31, 2011 includes: (1) a tax benefit of $78 million, or $0.74 per diluted share, for a net reversal of amounts previously accrued related to tax years for which the statutes of limitations has expired, (2) a non-cash goodwill impairment charge of $43 million ($42 million after income taxes), or $0.40 per diluted share due to a decline in the estimated fair value of our Marine Services business, and (3) $14 million ($8 million after income taxes), or $0.08 per diluted share for our share of an impairment charge for long-lived assets at an equity method investment. These items are collectively referred to as the Q4 2011 Items.

The company believes that the Q4 2011 Items affect the comparability of the results of operations of the 2012 full year to the results of operations for the 2011 full year. The company also believes that disclosing net income and diluted earnings per share excluding the Q4 2011 Items will allow financial statement users to more easily compare the 2012 full year results to the 2011 full year results. Further, the goodwill impairment charge was included in consolidated operating income, but excluded from segment operating income because the charge was excluded by management for purposes of assessing segment operating performance.

nm – not meaningful

2013 Compared with 2012

Net Sales: For the year ended December 31, 2013, consolidated net sales of $12.6 billion decreased $517 million, or 4%, compared to the year ended December 31, 2012 as lower sales to the DoD caused by declining budgets, sequestration cuts and the continuing U.S. military drawdown from Afghanistan impacted each segment. Acquired businesses, which are all included in the Electronic Systems segment, added $81 million to net sales in the year ended December 31, 2013. Net sales to international government and commercial customers increased 11%, or $341 million, to $3,461 million in the year ended December 31, 2013, including $74 million from acquired businesses, compared to $3,120 million in the year ended December 31, 2012. Net sales to international and commercial customers, as a percentage of consolidated net sales, increased to 27% for the year ended December 31, 2013 compared to 24% for the year ended December 31, 2012.

Sales from products decreased by $343 million to $7,192 million for the year ended December 31, 2013, compared to $7,535 million for the year ended December 31, 2012. Product sales represented 57% of consolidated net sales for both years ended December 31, 2013 and 2012. Sales of products declined for: (1) networked communication systems primarily due to lower U.S. Army demand for remote video terminals due to the U.S. military drawdown from Afghanistan, and lower volume due to contracts nearing completion and declining demand caused by sequestration and other DoD budget reductions, (2) Microwave Products due to reduced deliveries of power devices for commercial satellite communication systems and mobile and ground-based satellite communication systems for the U.S. military as programs ended, (3) Precision Engagement primarily due to programs for ordnance products ending, and (4) Sensor Systems due to lower volume primarily for airborne electro-optic infrared (EO/IR) turrets for the U.S. Army Persistent Threat Detection System (PTDS) contract due to the U.S. military drawdown from Afghanistan. The decrease in product sales was also due to sales volume declines for Security & Detection Systems and Space & Propulsion Systems. These decreases were partially offset by sales from the recently acquired Link U.K. business and organic sales growth for: (1) Platform Solutions due to increased volume for modifications for the U.S. Air Force (USAF) EC-130 aircraft and (2) Warrior Systems due to increased demand for holographic weapon sights for the commercial sporting and recreation markets.

Sales from services, decreased by $174 million to $5,437 million for the year ended December 31, 2013, compared to $5,611 million for the year ended December 31, 2012. Service sales represented 43% of consolidated net sales for both years ended December 31, 2013 and 2012. Sales from services decreased due to: (1) lower volume for small ISR aircraft systems due to the U.S. military drawdown from Afghanistan, (2) lower volume for Logistics Solutions, primarily due to the competitive loss of a task order for U.S. Army contract field team support services in Southwest Asia and reduced fleet management services due to the loss of the Joint Primary Aircraft Training Systems (JPATS) contract for the USAF, and (3) lower demand for technical support for a U.S. Government agency and information technology (IT) support services for the U.S. Special Operations Command (USSOCOM). See the reportable segment results for additional discussion of our segment sales trends.

Operating income and operating margin: Operating income for the year ended December 31, 2013 of $1,258 million decreased $93 million, or 7%, as compared to the year ended December 31, 2012. Operating margin decreased by 30 basis points to 10.0% for the year ended December 31, 2013, compared to 10.3% for the year ended December 31, 2012. The decrease in operating margin is primarily due to higher design and production costs for the C3ISR segment. Acquired businesses reduced operating margin by 10 basis points and higher pension expense of $11 million ($7 million after income taxes, or $0.08 per diluted share) reduced operating margin by 10 basis points. Additionally, the years ended December 31, 2013 and 2012 included severance charges that reduced operating income. In 2013, the severance charges were $29 million ($18 million after income taxes, or $0.20 per diluted share) compared to $23 million ($14 million after income taxes, or $0.14 per diluted share) for 2012. See the reportable segment results for additional discussion of segment operating margin trends.

Interest expense: Interest expense for the year ended December 31, 2013 declined by $7 million compared to the year ended December, 31, 2012, due to lower outstanding debt, which reduced interest expense by $21 million, partially offset by $14 million of interest expense that was allocated to discontinued operations in 2012.

Interest and other income: Interest and other income, net, for the year ended December 31, 2013 increased by $7 million primarily due to a $5 million non-cash impairment charge recorded in 2012 for the dissolution of an unconsolidated joint venture.

Effective income tax rate: The effective tax rate for the year ended December 31, 2013 decreased to 28.2% from 32.2% for the same period last year. The decrease is primarily due to tax benefits in the year ended December 31, 2013 of: (1) $33 million ($0.36 per diluted share) for the U.S. Federal research and experimentation tax credit (R&E Credit) retroactively reinstated in 2013, of which $17 million ($0.19 per diluted share) relates to 2012, and (2) $8 million related to deferred tax benefits.

Net income from continuing operations attributable to L-3 and diluted earnings per share from continuing operations: Net income from continuing operations attributable to L-3 in the year ended December 31, 2013 decreased 1% to $778 million compared to the year ended December 31, 2012, and diluted earnings per share (EPS) from continuing operations increased 7% to $8.54 from $8.01.

Diluted weighted average common shares outstanding: Diluted weighted average common shares outstanding for the year ended December 31, 2013 declined by 7% compared to the year ended December 31, 2012 due to repurchases of L-3 common stock in connection with our share repurchase programs authorized by our Board of Directors, partially offset by additional shares issued in connection with various employee stock-based compensation programs and contributions to employee savings plans made in common stock.

2012 Compared with 2011

Net Sales: For the year ended December 31, 2012, consolidated net sales of $13,146 million decreased by $12 million, or 0.1%, compared to the year ended December 31, 2011. Higher sales from the C3ISR, Electronic Systems and P&LS segments were offset by lower sales from the NSS segment. Acquired businesses, which are all included in the Electronic Systems segment, added $196 million to net sales in the year ended December 31, 2012. Net sales to international government and commercial customers grew 15% to $3,120 million for the year ended December 31, 2012 compared to $2,719 million for the year ended December 31, 2011.

Sales from products decreased by $17 million to $7,535 million for the year ended December 31, 2012 compared to $7,552 million for the year ended December 31, 2011, representing 57% of consolidated net sales for both years ended December 31, 2012 and 2011. The decrease in product sales was due to sales volume declines primarily for Power & Control Systems, Warrior Systems, network communication systems, and Precision Engagement. These decreases were partially offset by sales from the L-3 KEO and Link U.K. business acquisitions and organic sales growth primarily for: (1) Platform Solutions for new contracts, (2) airborne ISR systems and (3) Microwave Products.

Sales from services increased by $5 million to $5,611 million for the year ended December 31, 2012 compared to $5,606 million for the year ended December 31, 2011, representing 43% of consolidated net sales for both years ended December 31, 2012 and 2011. Sales from services increased primarily due to sales growth primarily from airborne ISR logistics support and fleet management services, networked communications systems and Sensor Systems. These increases were partially offset by lower sales primarily due to: (1) less demand from the USSOCOM IT support services due to our previous single-award contract converting to several multiple-award contracts, (2) a decline in IT support services for select non-DoD U.S. Government agencies and (3) lower demand for intelligence support services due to the drawdown of U.S. military forces from Iraq. See the reportable segment results for additional discussion of our segment sales trends.

Segment operating income and operating margin: Segment operating income for the year ended December 31, 2012 decreased by $91 million, or 6%, compared to the year ended December 31, 2011. Segment operating margin decreased by 70 basis points to 10.3% for the year ended December 31, 2012 compared to 11.0% for the year ended December 31, 2011. Higher pension expense of $38 million ($24 million after income tax, or $0.25 per diluted share) reduced segment operating margin by 30 basis points. The remaining decrease in segment operating margin was primarily due to sales mix changes in the Electronic Systems and C3ISR segments and $9 million of legal fees and inventory write-downs related to security and safety equipment in the NSS segment. See the reportable segment results for additional discussion of segment operating margin trends.

Interest expense: Interest expense declined by $20 million due to lower interest rates on outstanding fixed rate debt, partially offset by higher interest expense allocated to discontinued operations in 2011.

Interest and other income: Interest and other income, net, increased by $8 million for the year ended December 31, 2012, compared to the year ended December 31, 2011 primarily due to a 2011 fourth quarter impairment charge of $14 million for long-lived assets at an equity method investment.

Debt retirement charge: During 2012, we redeemed $500 million of our 6 3⁄8% 2015 Notes and recorded related debt retirement charges of $13 million. During 2011, we redeemed $650 million of our 5 7/8% 2015 Notes and $500 million of our 6 3⁄8% 2015 Notes and recorded related debt retirement charges of $35 million.

Effective income tax rate: The effective tax rate for the year ended December 31, 2012 increased to 32.2% from 25.5% for the year ended December 31, 2011. Excluding the Q4 2011 Items, the effective tax rate for the year ended December 31, 2011 would have been 31.2%. The increase in the effective tax rate was primarily due to the expiration of the R&E Credit on December 31, 2011. The American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013, retroactively reinstated and extended the R&E Credit for all of 2012 and 2013. As a result, the 2012 impact was recorded in the 2013 first quarter.

Net income from continuing operations attributable to L-3 and diluted earnings per share from continuing operations: Net income from continuing operations attributable to L-3 in the year ended December 31, 2012 decreased 9% to $782 million compared to the year ended December 31, 2011, and diluted EPS from continuing operations decreased to $8.01 from $8.08. Excluding the Q4 2011 Items, net income from continuing operations attributable to L-3 decreased 5% and diluted EPS increased 2%.

Diluted weighted average common shares outstanding: Diluted weighted average common shares outstanding for the year ended December 31, 2012 declined by 8% compared to the year ended December 31, 2011 due to repurchases of L-3 common stock in connection with our share repurchase programs authorized by our Board of Directors, partially offset by additional shares issued in connection with various employee stock-based compensation programs and contributions to employee savings plans made in common stock.

Reportable Segment Results of Operations. The table below presents selected data by reportable segment reconciled to consolidated totals. See Note 22 to our audited consolidated financial statements for additional reportable segment data.

	Year Ended December 31,
	2013	2012	2011
	(dollars in millions)
Net sales:(1)
C3ISR	$3,367	$3,601	$3,480
Electronic Systems	5,524	5,677	5,628
P&LS	2,443	2,483	2,440
NSS	1,295	1,385	1,610

Consolidated net sales	$12,629	$13,146	$13,158

Operating income:
C3ISR	$301	$364	$394
Electronic Systems	645	672	719
P&LS	227	236	228
NSS	85	79	101

Total segment operating income	$1,258	$1,351	$1,442
Goodwill impairment charge	—	—	(43)

Consolidated operating income	1,258	1,351	1,399

Operating margin:
C3ISR	8.9%	10.1%	11.3%
Electronic Systems	11.7%	11.8%	12.8%
P&LS	9.3%	9.5%	9.4%
NSS	6.6%	5.7%	6.2%
Total segment operating margin	10.0%	10.3%	11.0%
Goodwill impairment charge	—%	—%	(0.4)%

Consolidated operating margin	10.0%	10.3%	10.6%

(1)	Net sales are after intercompany eliminations.

C3ISR

	Year Ended December 31,		Decrease	Year Ended December 31,		Increase/ (decrease)
	2013	2012		2012	2011
	(dollars in millions)
Net sales	$3,367	$3,601	(6.5)%	$3,601	$3,480	3.5%
Operating income	301	364	(17.3)%	364	394	(7.6)%
Operating margin	8.9%	10.1%	(120) bpts	10.1%	11.3%	(120) bpts

2013 Compared with 2012

C3ISR net sales for the year ended December 31, 2013 decreased by $234 million, or 7%, compared to the year ended December 31, 2012. Sales decreased $208 million for networked communication systems and $26 million for ISR Systems. The decrease in sales for networked communication systems was due to: (1) lower U.S. Army demand for remote video terminals due to the U.S. military drawdown from Afghanistan, (2) lower volume primarily for airborne and ground-based systems and vehicle mounted satellite communication ground stations due to contracts nearing completion and declining demand caused by sequestration and other DoD budget reductions, and (3) lower productivity due to the implementation of new enterprise resource planning (ERP) systems during the 2013 third quarter, which caused sales volume to decline by $45 million. The decrease in sales for ISR Systems was primarily due to $154 million of lower volume for small ISR aircraft systems due to the U.S. military drawdown from Afghanistan. This decrease was partially offset by $78 million of higher volume on ISR platforms for foreign military customers and $50 million of small ISR aircraft sales to the DoD.

C3ISR operating income for the year ended December 31, 2013 of $301 million, which included severance charges of $8 million, decreased by $63 million, or 17%, compared to the year ended December 31, 2012. Operating margin decreased by 120 basis points to 8.9%. Operating margin declined by: (1) 150 basis points primarily due to higher design and production costs for networked communication systems, (2) 60 basis points due to higher pension expense and severance charges, and (3) 30 basis points for higher costs and lower productivity due to the implementation of new ERP systems at networked communication systems. These decreases were partially offset by 70 basis points primarily due to improved productivity on certain contracts and 50 basis points due to sales mix changes primarily for ISR Systems.

2012 Compared with 2011

C3ISR net sales for the year ended December 31, 2012 increased by $121 million, or 4%, compared to the year ended December 31, 2011. The increase in sales was primarily due to higher demand for airborne ISR systems for U.S. government and international military customers.

C3ISR operating income for the year ended December 31, 2012 decreased by $30 million, or 8%, compared to the year ended December 31, 2011. Operating margin decreased by 120 basis points to 10.1%. Higher pension expense of $24 million reduced operating margin by 70 basis points and sales mix changes reduced operating margin by 50 basis points.

Electronic Systems

	Year Ended December 31,		Decrease	Year Ended December 31,		Increase/ (decrease)
	2013	2012		2012	2011
	(dollars in millions)
Net sales	$5,524	$5,677	(2.7)%	$5,677	$5,628	0.9%
Operating income	645	672	(4.0)%	672	719	(6.5)%
Operating margin	11.7%	11.8%	(10) bpts	11.8%	12.8%	(100) bpts

2013 Compared with 2012

Electronic Systems net sales for the year ended December 31, 2013 decreased by $153 million, or 3%, compared to the year ended December 31, 2012. Sales declined: (1) $140 million for Microwave Products due to reduced deliveries of power devices for commercial satellite communication systems and mobile and ground-based satellite communication systems for the U.S. military as programs ended, (2) $40 million for Space & Propulsion Systems due to certain funding constraints for the Missile Defense Agency’s air-launched target programs, (3) $39 million for Sensor Systems due to lower volume primarily for airborne EO/IR turrets for the U.S. Army PTDS contract due to the U.S. military drawdown from Afghanistan, (4) $35 million for Security & Detection Systems due to lower orders from the Transportation Security Administration caused by U.S. Government sequestration cuts and the completion of certain international contracts, and (5) $31 million for Precision Engagement primarily due to programs for ordnance products ending. These decreases were partially offset by a sales increase of $35 million primarily for Warrior Systems due to increased demand for holographic weapon sights for the commercial sporting and recreation markets and $16 million for Simulation & Training due to upgrades for F/A-18 flight simulator trainers and volume on new commercial aircraft simulation contracts. Sales also increased by $81 million primarily due to the Link U.K. and L-3 KEO acquisitions.

Electronic Systems operating income for the year ended December 31, 2013 of $645 million, which included severance charges of $19 million, decreased by $27 million, or 4%, compared to the year ended December 31, 2012. Operating margin decreased by 10 basis points to 11.7%. Sales declines and mix changes were mostly offset by improved contract performance across several business areas, including Space & Propulsion Systems and Microwave Products. Sales from acquired businesses reduced operating margin by 20 basis points.

2012 Compared with 2011

Electronic Systems net sales for the year ended December 31, 2012 increased by $49 million, or 1%, compared to the year ended December 31, 2011. Sales increased: (1) $149 million for Sensor Systems primarily for the L-3 KEO acquisition, (2) $85 million for Microwave Products primarily due to increased deliveries of mobile and ground-based satellite communication systems for the U.S. military and power devices for commercial satellite communication systems, (3) $72 million for Simulation & Training of which $49 million was from the Link U.K. acquisition and $23 million was primarily due to increased deliveries of U.S. Army rotary wing training systems for the Flight School XXI program, and (4) $30 million for Marine Services primarily due to the landing craft air cushion vehicle service life extension program. These increases were partially offset by sales declines of: (1) $157 million for Power & Control Systems due to reduced shipments of tactical quiet generators for the U.S. Army, which reduced sales by $92 million, and by $65 million due to negative foreign currency translation of $41 million and lower demand for commercial shipbuilding, (2) $82 million for Warrior Systems due to reduced U.S Army requirements for night vision and illumination products, and (3) $48 million for Precision Engagement due to lower volume from completed contracts.

Electronic Systems operating income for the year ended December 31, 2012 decreased by $47 million, or 7%, compared to the year ended December 31, 2011. Operating margin decreased by 100 basis points to 11.8%. Operating margin declined by 90 basis points primarily due to lower sales for Power & Control Systems and higher pension expense of $5 million, which reduced operating margin by 10 basis points.

Platform & Logistics Solution (P&LS)

	Year Ended December 31,		Decrease	Year Ended December 31,		Increase
	2013	2012		2012	2011
	(dollars in millions)
Net sales	$2,443	$2,483	(1.6)%	$2,483	$2,440	1.8%
Operating income	227	236	(3.8)%	236	228	3.5%
Operating margin	9.3%	9.5%	(20) bpts	9.5%	9.4%	10 bpts

2013 Compared with 2012

P&LS net sales for the year ended December 31, 2013 decreased by $40 million, or 2%, compared to the year ended December 31, 2012 due to a sales decline for Logistics Solutions. Platform Solutions sales remained substantially the same as 2012. The decrease in Logistics Solutions was primarily due to the competitive loss of a task order for U.S. Army contract field team support services in Southwest Asia, which was completed in 2012, and reduced fleet management services due to the loss of the JPATS contract for the USAF. These decreases were partially offset by increased volume for field maintenance and sustainment services for USAF training aircraft and U.S. Army C-12 aircraft. For Platform Solutions, higher volume on USAF EC-130 and international head of state aircraft, and aircraft maintenance for the Canadian Department of National Defence was offset by lower volume for U.S. Navy maritime patrol aircraft and Joint Cargo Aircraft (JCA), as well as reduced deliveries of aircraft cabin assemblies.

P&LS operating income for the year ended December 31, 2013 of $227 million, which included severance charges of $2 million, decreased by $9 million, or 4%, compared to the year ended December 31, 2012. Operating margin decreased by 20 basis points to 9.3% primarily due to the decrease in sales for Logistics Solutions.

2012 Compared with 2011

P&LS net sales for the year ended December 31, 2012 increased by $43 million, or 2%, compared to the year ended December 31, 2011. Platform Solutions sales increased by $129 million, which was partially offset by a sales decline of $86 million for logistic support services. The Platform Solutions increase was due primarily to volume on new contracts, including the Australia C-27J and international head-of-state aircraft modification contracts and increased scope on the USAF EC-130 aircraft. These increases were partially offset by lower JCA volume for the USAF. Logistics support services decreased due primarily to the loss of a task order for U.S. Army contract field team support services in Southwest Asia, partially offset by increased demand for field maintenance and sustainment services on a U.S. Army rotary wing aircraft contract that was competitively won in September 2011, and for U.S. Army C-12 aircraft.

P&LS operating income for the year ended December 31, 2012 increased by $8 million, or 4%, compared to the year ended December 31, 2011. Operating margin increased by 10 basis points to 9.5%. Unfavorable contract performance in 2011 primarily for JCA increased operating margin by 110 basis points. This increase was partially offset by sales mix changes, which reduced operating margin by 60 basis points, and an increase in pension expense of $9 million, which reduced operating margin by 40 basis points.

National Security Solutions (NSS)

	Year Ended December 31,		Increase/ (decrease)	Year Ended December 31,		Decrease
	2013	2012		2012	2011
	(dollars in millions)
Net sales	$1,295	$1,385	(6.5)%	$1,385	$1,610	(14.0)%
Operating income	85	79	7.6%	79	101	(21.8)%
Operating margin	6.6%	5.7%	90 bpts	5.7%	6.2%	(50) bpts

2013 Compared with 2012

NSS net sales for the year ended December 31, 2013 decreased by $90 million, or 7%, compared to the year ended December 31, 2012 primarily due to lower demand for a technical support contract for a U.S. Government agency due to U.S. Government sequestration cuts, and less demand for USSOCOM IT support services, as our previous single-award contract converted to several multiple-award contracts, which reduced our workshare.

NSS operating income for the year ended December 31, 2013 of $85 million increased by $6 million, or 8%, compared to the year ended December 31, 2012. Operating margin increased by 90 basis points to 6.6%. Operating margin increased by: (1) 70 basis points due to legal fees of $5 million related to a supplier dispute and a $4 million inventory write-down of security and safety equipment in 2012, which did not recur in 2013, (2) 50 basis points due to lower operating costs, and (3) 40 basis points for improved contract performance. These increases were partially offset by 70 basis points primarily due to lower sales and mix changes.

2012 Compared with 2011

NSS net sales for the year ended December 31, 2012 decreased by $225 million, or 14%, compared to the year ended December 31, 2011. Less demand for USSOCOM IT support services, due to our previous single-award contract converting to several multiple-award contracts, which reduced our work share, lowered sales by $82 million. A decline in IT support services for select non-DoD U.S. Government agencies lowered sales by $93 million comprised of: (1) $38 million due to customer IT spending reductions, and (2) $55 million due to contract losses in 2011 and 2012. Sales also declined by $50 million for intelligence support services due to the drawdown of U.S. military forces in Iraq.

NSS operating income for the year ended December 31, 2012 decreased by $22 million, or 22%, compared to the year ended December 31, 2011. Operating margin decreased by 50 basis points to 5.7%. The decrease in operating margin was due primarily to legal fees of $5 million related to a supplier dispute, which reduced operating margin by 40 basis points, and a $4 million inventory write-down for security and safety equipment, which reduced operating margin by 30 basis points. These decreases were partially offset by reduced overhead costs, which increased operating margin by 20 basis points.

Liquidity and Capital Resources

Anticipated Sources and Uses of Cash Flow

At December 31, 2013, we had total cash and cash equivalents of $500 million. While no amounts of the cash and cash equivalents are considered restricted, $251 million was held by the Company’s foreign subsidiaries. The repatriation of cash held in non-U.S. jurisdictions is subject to local capital requirements, as well as income tax considerations. Our primary source of liquidity is cash flow generated from operations. We generated $1,263 million of cash from operating activities from continuing operations during the year ended December 31, 2013. Significant cash uses during the year ended December 31, 2013 included $800 million to repurchase shares of our common stock, $209 million for capital expenditures, $199 million for dividends and $62 million for business acquisitions.

As of December 31, 2013, we had the availability of substantially all of our $1 billion Amended and Restated Revolving Credit Facility, which expires on February 3, 2017. We currently believe that our cash from operating activities together with our cash on hand, and available borrowings under our Amended and Restated Revolving Credit Facility will be adequate for the foreseeable future to meet our anticipated requirements for working capital, capital expenditures, defined benefit plan contributions, commitments, contingencies, research and development expenditures, business acquisitions (depending on the size), contingent purchase price payments on previous business acquisitions, program and other discretionary investments, interest payments, income tax payments, L-3 Holdings’ dividends and share repurchases.

Our business may not continue to generate cash flow at current levels and, if we are unable to generate sufficient cash flow from operations to service our debt, we may be required to reduce costs and expenses, sell assets, reduce capital expenditures, reduce dividend payments, refinance all or a portion of our existing debt or obtain additional financing. We may not be able complete these initiatives on a timely basis, on satisfactory terms, or at all. Our ability to make scheduled principal payments or to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the U.S. defense industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

Balance Sheet

Billed receivables increased by $47 million to $1,015 million at December 31, 2013 from $968 million at December 31, 2012 due to the timing of billings and collections primarily for airborne ISR Systems and Networked Communication Systems and $5 million from business acquisitions. These increases were partially offset by a decrease due to lower sales primarily for Microwave Products.

Contracts in process decreased by $73 million to $2,524 million at December 31, 2013 from $2,597 million at December 31, 2012. During the year ended December 31, 2013, Company owned aircraft became held for sale and were transferred from net property plant and equipment (PP&E) to inventoried contract costs, increasing contracts in process by $21 million. This increase was offset by a decrease of $94 million comprised of:

•

Decreases of $112 million in unbilled contract receivables primarily due to billing and liquidations for deliveries of ISR Systems and Networked Communication Systems, partially offset by an increase due to sales exceeding billings for Sensor Systems; and

•	increases of $18 million in inventoried contract costs due to the timing of deliveries across several business areas, primarily Platform Solutions.

L-3’s receivables days sales outstanding (DSO) was 73 at December 31, 2013, compared with 72 at December 31, 2012. We calculate our DSO by dividing: (1) our aggregate end of period billed receivables and net unbilled contract receivables, by (2) our trailing 12 month sales adjusted, on a pro forma basis, to include sales from business acquisitions and exclude sales from business divestitures that we completed as of the end of the period, multiplied by the number of calendar days in the trailing 12 month period (365 days at December 31, 2013 and 366 days at December 31, 2012). Our trailing 12 month pro forma sales were $12,664 million at December 31, 2013 and $13,240 million at December 31, 2012. The increase in our DSO was primarily due to a greater decline in our trailing 12 month sales as compared to the decline in our aggregate billed receivables and net unbilled contract receivables.

The increase in current deferred income tax assets was primarily due to compensation and benefit items from a tax accounting method change elected in a prior year.

The increase in PP&E was primarily due to capital expenditures, partially offset by depreciation expense.

Goodwill increased by $20 million to $7,796 million at December 31, 2013 from $7,776 million at December 31, 2012. The table below presents the changes in goodwill by segment.

	C3ISR	Electronic Systems	P&LS	NSS	Consolidated Total
	(in millions)
Balance at December 31, 2012	$797	$4,836	$1,175	$968	$7,776
Business acquisition(1)	—	44	—	—	44
Business disposition	—	(2)	—	—	(2)
Foreign currency translation(2)	—	(3)	(19)	—	(22)

Balance at December 31, 2013	$797	$4,875	$1,156	$968	$7,796

(1)	The increase in goodwill for the Electronics Systems segment is due to the Mustang business acquisition.
(2)

The changes in goodwill from foreign currency translation adjustments are due to fluctuations in the U.S. dollar and foreign currency exchange rates. The decreases in goodwill presented in the Electronic Systems and P&LS segments during 2013 were primarily due to the strengthening of the U.S. dollar against the Canadian dollar and Australian dollar, partially offset by the weakening of the U.S. dollar against the Euro and British pound.

The decrease in identifiable intangible assets was primarily due to amortization expense, partially offset by the recognition of customer contractual relationships and technology intangibles for the Mustang business acquisition.

The increase in other assets was primarily due to higher long-term receivables for leased training systems and capitalized software costs.

The fluctuation in accounts payable and accrued expenses was primarily due to the timing of when invoices for purchases from third-party vendors and subcontractors were received and payments were made.

The decrease in advance payments and billings in excess of costs incurred was primarily due to the liquidation of balances on contracts for Sensor Systems, ISR Systems, Platform Solutions and Networked Communication Systems and $2 million of foreign currency translation adjustments. These decreases were partially offset by the collection of milestone payments for Warrior Systems and performance based billings related to contracts with international customers for Marine & Power Systems.

The increase in long-term deferred income tax liabilities was primarily due to the decrease in the deferred tax asset for pension liabilities (due to the reduction in the pension plans’ unfunded status) and the tax amortization of certain goodwill and other identifiable intangible assets during 2013.

Pension Plans

L-3 maintains defined benefit pension plans covering approximately 25% of its employees at certain businesses. At December 31, 2013, L-3’s projected benefit obligation (PBO), which includes accumulated benefits plus the incremental benefits attributable to projected future salary increases for covered employees, was $2,973 million and exceeded the fair value of L-3’s pension plan assets of $2,403 million by $570 million. At December 31, 2012, L-3’s PBO was $3,222 million and exceeded the fair value of L-3’s pension plan assets of $2,026 million by $1,196 million. The $626 million decrease in our unfunded status was primarily due to: (1) the increase in our weighted average discount rate from 4.15% at December 31, 2012 to 5.03% at December 31, 2013, (2) our 2013 actual pension plan asset return of approximately 20%, which was higher than our weighted average expected long-term rate of return assumption of 8.13%, and (3) 2013 employer pension contributions.

The expected long-term return on plan assets assumption represents the average rate that the Company expects to earn over the long-term on the assets of the Company’s benefit plans, including those from dividends, interest income and capital appreciation. The Company utilizes a third-party consultant to assist in the development of the expected long-term return on plan assets, which is based on expectations regarding future long-term rates of return for the plans’ investment portfolio, with consideration given to the allocation of investments by asset class and historical rates of return for each individual asset class. While we also review historical rates of return on our plan assets, the substantial volatility in any one year can result in historical data that is less indicative of future returns. In reviewing our historical returns, we noted that the average annual return on the Company’s pension plan assets for the 10 year period of 2004 through 2013, net of investment management fees and administrative costs, was 7.50%. However, excluding 2008 during which global financial markets experienced the worst financial crisis since the Great Depression, the average annual return was 11.40%, which is higher than the 8.13% weighted average expected long-term rate of return assumption utilized for the year ended December 31, 2013.

We recorded net actuarial gains of $623 million in the year ended December 31, 2013 primarily due to the increase in our weighted average discount rate as noted above, which is reflected in accumulated other comprehensive loss. Actuarial gains and losses in a period represent the difference between actual and actuarially assumed experience, primarily due to discount rates and pension plan asset returns. Actuarial gains and losses that our pension plans experience are not recognized in pension expense in the year incurred, but rather are recorded as a component of accumulated other comprehensive income (loss). The accumulated gains and losses in excess of a corridor, defined as the greater of 10% of the fair value of a plan’s assets and 10% of its projected benefit obligation, are generally amortized to pension expense in future periods over the estimated average remaining service periods of the covered employees. See Note 20 to our audited consolidated financial statements.

Our pension expense for 2013 was $181 million. We currently expect pension expense for 2014 to decrease $101 million to approximately $80 million primarily due to the increase in our weighted average discount rate as noted above and expected asset returns on higher plan assets following our 2013 actual returns and contributions.

Our pension expense for 2014 may be different from our current expectations when finalized due to a number of factors, including the effect of any future business acquisitions for which we assume liabilities for pension benefits, changes in headcount at our businesses that sponsor pension plans, actual pension plan contributions and changes (if any) to our pension assumptions for 2014, including the discount rate, expected long-term return on plan assets and salary increases.

Our contributions for 2013 were $105 million and we currently expect to contribute between approximately $97 million and $108 million to our pension plans in 2014. Actual 2014 pension contributions could be affected by changes in the funded status of our pension plans during 2013. A substantial portion of our pension plan contributions for L-3’s businesses that are U.S. Government contractors are recoverable as allowable indirect contract costs at amounts generally equal to the annual pension contributions.

Our projected benefit obligation and annual pension expense are significantly affected by, holding all other assumptions constant, certain actuarial assumptions. The following table illustrates the sensitivity of a change in certain assumptions for our pension plans and resulting increase (decrease) to the 2014 expected pension expense and PBO at December 31, 2013.

	Effect on 2014 Pension Expense	Effect on December 31, 2013 PBO
	(in millions)
25 basis point decrease in discount rate	$11	$99
25 basis point increase in discount rate	(9)	(94)
25 basis point decrease in expected return on assets	6	N/A
25 basis point increase in expected return on assets	(6)	N/A

Statement of Cash Flows

The table below provides a summary of our cash flows from operating, investing, and financing activities for the periods indicated.

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Net cash from operating activities from continuing operations	$1,263	$1,231	$1,231
Net cash used in investing activities from continuing operations	(261)	(200)	(199)
Net cash used in financing activities from continuing operations	(849)	(1,527)	(1,119)

Operating Activities — Continuing Operations

2013 Compared with 2012. We generated $1,263 million of cash from operating activities during the year ended December 31, 2013, an increase of $32 million compared with $1,231 million generated during the year ended December 31, 2012. The increase was due to $118 million of less cash used for changes in operating assets and liabilities primarily due to lower income tax payments and pension plan contributions. This increase was partially offset by a decrease of $86 million, primarily for lower non-cash expenses due to deferred income taxes. Deferred income taxes were lower during the year ended December 31, 2013 primarily due to a decline in pension contributions and the related impact on income taxes. The net cash from changes in operating assets and liabilities is further discussed above under “Liquidity and Capital Resources – Balance Sheet.”

2012 Compared with 2011. We generated $1,231 million of cash from operating activities during the year ended December 31, 2012, which was unchanged when compared with $1,231 million generated during the year ended December 31, 2011. Operating cash flow increased $116 million due to more cash generated from changes in operating assets and liabilities primarily for collections of billed receivables and advance payments and billings in excess of costs incurred, partially offset by higher tax payments. This increase was offset by $76 million of lower net income and $40 million of lower non-cash expenses primarily for a 2011 non-cash goodwill impairment charge of $43 million that did not recur in 2012. The net cash from changes in operating assets and liabilities is further discussed above under “Liquidity and Capital Resources – Balance Sheet.”

Interest Payments. Our cash from operating activities included interest payments on debt of $171 million for the year ended December 31, 2013, $198 million for the year ended December 31, 2012, and $238 million for the year ended December 31, 2011. Our interest expense also included amortization of deferred debt issuance costs and bond discounts, which are non-cash items.

Investing Activities — Continuing Operations

During 2013, we used $261 million of cash primarily to: (1) acquire a business discussed under “Business Acquisitions and Divestitures” and (2) pay $209 million for capital expenditures. These cash outflows were partially offset by proceeds of $12 million from dispositions of property, plant and equipment.

During 2012, we used $200 million of cash primarily to: (1) acquire three businesses discussed under “Business Acquisitions and Divestitures” and (2) pay $210 million for capital expenditures. These cash outflows were partially offset by $335 million of cash received from the spin-off of Engility and $20 million of cash received from the dissolution of an unconsolidated joint venture.

During 2011, we used $199 million of cash primarily to: (1) acquire two businesses discussed under “Business Acquisitions and Divestitures” and (2) pay $187 million for capital expenditures.

Financing Activities — Continuing Operations

Debt

At December 31, 2013, total outstanding debt was $3,630 million, comprised of $2,941 million of senior debt and $689 million of CODES, compared to $3,629 million at December 31, 2012, of which $2,940 million was senior debt and $689 million was CODES. At December 31, 2013, we had the availability of substantially all of our $1 billion Amended and Restated Revolving Credit Facility. We also had $634 million of other standby letters of credit at December 31, 2013, that may have been drawn upon in the event that we did not perform on certain of our contractual requirements. There were no borrowings outstanding under our Amended and Restated Revolving Credit Facility at December 31, 2013. At December 31, 2013, our outstanding debt matures between November 15, 2016 and August 1, 2035. See Note 10 to our audited consolidated financial statements for the components of our debt at December 31, 2013.

Debt Issuances

The terms of each of the outstanding Senior Notes issued by L-3 Communications during the year ended December 31, 2011 are presented in the table below. There were no debt issuances during the years ended December 31, 2013 and 2012.

Note	Date of Issuance	Amount Issued	Discount	Net Cash Proceeds	Effective Interest Rate	Redemption at Treasury Rate+
		(in millions)
3.95% Senior Notes due November 15, 2016	November 22, 2011	$500	$4	$491	4.11%	50 bps
4.95% Senior Notes due February 15, 2021	February 7, 2011	$650	$4	$639	5.02%	25 bps

Debt Repayments

In connection with the spin-off, Engility made a cash distribution of $335 million to L-3. L-3 Communications used a portion of the proceeds to redeem $250 million of the 6 3⁄8% 2015 Notes on July 26, 2012. Also, on October 15, 2012, L-3 Communications redeemed the remaining outstanding $250 million of its 6 3⁄8% 2015 Notes. Information on the Senior Subordinated Notes we redeemed during the years ended December 31, 2012 and 2011 is presented in the table below. There were no debt repayments during the year ended December 31, 2013.

Note	Redemption Date	Principal Amount Redeemed	Debt Retirement Charge	Redemption Price % of Principal
		(in millions)
6 3⁄8% Senior Subordinated Notes due October 15, 2015	October 15, 2012	$250	$5	101.063%
6 3⁄8% Senior Subordinated Notes due October 15, 2015	July 26, 2012	$250	$8	102.125%
6 3⁄8% Senior Subordinated Notes due October 15, 2015	December 22, 2011	$500	$17	102.125%
5 7⁄8% Senior Subordinated Notes due January 15, 2015	March 9, 2011	$650	$18	101.958%

On February 2, 2011, we repurchased approximately $11 million of our CODES as a result of the exercise by the holders of their contractual right to require us to repurchase their CODES. The CODES are subject to redemption at the option of L-3 Holdings, in whole or in part, at a cash redemption price (plus accrued and unpaid interest, including contingent interest and additional interest, if any) equal to 100% of the principal amount of CODES. We may, from time to time, make open market purchases of our outstanding debt securities, including the CODES. Whether or not we repurchase any of our outstanding debt securities, including the CODES, the amount of any such repurchases will vary depending on numerous factors, including, without limitation, the trading price of our debt, other market conditions, our ongoing capital allocation planning, the levels of our cash and debt balances, other demands for cash, such as acquisition activity, and general economic conditions.

Debt Covenants and Other Provisions. The Amended and Restated Revolving Credit Facility and Senior Notes contain financial and/or other restrictive covenants. See Note 10 to our audited consolidated financial statements for a description of our debt and related financial covenants, including cross default provisions. We were in compliance with our financial and other restrictive covenants at December 31, 2013 and 2012.

Under select conditions, including if L-3 Holding’s common stock price is more than 120% (currently $108.29) of the then current conversion price (currently $90.24) for a specified period, the conversion feature of the CODES will require L-3 Holdings, upon conversion, to pay the holders of the CODES the principal amount in cash, and if the settlement amount exceeds the principal amount, the excess will be settled in cash or stock or a combination thereof, at our option. See Note 10 to our audited consolidated financial statements for additional information regarding the CODES, including conditions for conversion. L-3 Holdings’ closing stock price of February 19, 2014 was $113.67 per share.

Guarantees. The borrowings under the Amended and Restated Revolving Credit Facility are fully and unconditionally guaranteed by L-3 Holdings and by substantially all of the material 100% owned domestic subsidiaries of L-3 Communications on an unsecured senior basis. The payment of principal and premium, if any, and interest on the Senior Notes is fully and unconditionally guaranteed, on an unsecured senior basis, jointly and severally, by L-3 Communications’ material wholly-owned domestic subsidiaries that guarantee any of its other indebtedness. The payment of principal and premium, if any, and interest on the CODES is fully and unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by L-3 Communications and its wholly-owned domestic subsidiaries that guarantee any of its other liabilities.

Subordination. The guarantees of the Amended and Restated Revolving Credit Facility and the Senior Notes rank senior to the guarantees of the CODES and rank pari passu with each other.

Equity

During 2013 and 2012, L-3 Holdings’ Board of Directors authorized the following quarterly cash dividends:

Date Declared	Record Date	Cash Dividends Per Share	Date Paid	Total Dividends Paid
				(in millions)
2013
February 5	March 1	$0.55	March 15	$50
April 30	May 17	$0.55	June 17	$49
June 19	August 19	$0.55	September 16	$50
October 22	November 18	$0.55	December 16	$48

2012
February 7	March 1	$0.50	March 15	$49
April 24	May 17	$0.50	June 15	$49
June 26	August 17	$0.50	September 17	$48
October 24	November 19	$0.50	December 17	$46

In addition to the dividends paid as shown in the table above, the Company also paid $2 million and $3 million of previously accrued dividends related to vested employee stock-based awards in 2013 and 2012, respectively. L-3 Holdings repurchased $800 million, or 8.7 million shares, of its common stock during the year ended December 31, 2013 compared to $872 million, or 12.1 million shares, of its common stock during the year ended December 31, 2012.

L-3 Holdings announced, on February 11, 2014, that its Board of Directors had increased L-3 Holdings’ regular quarterly cash dividend by 9% to $0.60 per share, payable on March 17, 2014, to shareholders of record at the close of business on March 3, 2014.

The number of holders of L-3 Holdings’ common stock, on February 14, 2014, was approximately 27,917. On February 19, 2014, the closing price of L-3 Holdings’ common stock, as reported by the NYSE, was $113.67 per share.

Contractual Obligations

The table below presents our estimated total contractual obligations from our continuing operations at December 31, 2013, including the amounts expected to be paid or settled for each of the periods indicated below.

		Payments due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	(in millions)
Contractual Obligations
L-3 Communications long-term debt(1)	$2,950	$—	$500	$—	$2,450
L-3 Holdings long-term debt(1)(2)	689	—	—	—	689
Interest payments(3)	1,334	163	325	286	560
Non-cancelable operating leases(4)	548	150	168(5)	120	110
Notes payable and capital lease obligations	25	10	13	1	1
Purchase obligations(6)	2,353	1,822	493	11	27
Other long-term liabilities(7)	282	118(8)	104	25	35

Total(9)	$8,181	$2,263	$1,603	$443	$3,872

(1)	Represents principal amount of long-term debt and only includes scheduled principal payments.

(2)

The CODES are convertible into cash and shares of L-3 Holdings’ common stock based on a conversion rate of 11.0813 shares of L-3 Holdings common stock per one thousand dollars in principal amount of the CODES (equivalent to a current conversion price of $90.24 per share). The conversion feature of the CODES may require L-3 Holdings to settle the principal amount with the holders of the CODES if L-3 Holdings common stock price is more than 120% of the then current conversion price (currently $108.29) for a specified period, and if the settlement amount exceeds the principal amount, the excess will be settled in cash or stock or a combination thereof, at our option. Additionally, holders of the CODES may require L-3 Holdings to repurchase the CODES, in whole or in part, on February 1, 2016, February 1, 2021, February 1, 2026 and February 1, 2031 at a cash repurchase price equal to 100% of the principal amount of the CODES (plus accrued and unpaid interest, if any). See Note 10 to our audited consolidated financial statements for additional information regarding the CODES, including conditions for conversion and contingent interest features. L-3 Holdings stock price on February 19, 2014 was $113.67.

(3)

Represents expected interest payments on L-3’s long-term debt balance as of December 31, 2013 using the stated interest rate on our fixed rate debt, assuming that current borrowings remain outstanding to the contractual maturity date.

(4)	Non-cancelable operating leases are presented net of estimated sublease rental income.

(5)

Includes the residual value guarantee for two real estate lease agreements, expiring on August 31, 2015, that are accounted for as operating leases. We have the right to exercise options under the lease agreements to renew the leases, to purchase both properties for $28 million or sell both properties on behalf of the lessor. If we elect to sell the properties, we must pay the lessor a residual value guarantee of $23 million. See Note 19 to our audited consolidated financial statements for a further description of these leases.

(6)	Represents open purchase orders at December 31, 2013 for amounts expected to be paid for goods or services that are legally binding.

(7)

Other long-term liabilities primarily consist of workers compensation and deferred compensation for the years ending December 31, 2015 and thereafter and also include pension and postretirement benefit plan contributions that we expect to pay in 2014.

(8)

Our pension and postretirement benefit plan funding policy is generally to contribute in accordance with cost accounting standards that affect government contractors, subject to the Internal Revenue Code and regulations thereon. For 2014, we expect to contribute between $97 million and $108 million to our pension plans and approximately $10 million to our postretirement benefit plans. Due to the current uncertainty of the amounts used to compute our expected pension and postretirement benefit plan funding, we believe it is not practicable to reasonably estimate such future funding for periods in excess of one year and we may decide or be required to contribute more than we expect to our pension and postretirement plans.

(9)

Excludes all income tax obligations, a portion of which represents unrecognized tax benefits in connection with uncertain tax positions taken, or expected to be taken on our income tax returns as of December 31, 2013 since we cannot determine the time period of future tax consequences. For additional information regarding income taxes, see Note 17 to our audited consolidated financial statements.

Off Balance Sheet Arrangements

The table below presents our estimated total contingent commitments and other guarantees at December 31, 2013, including the amounts expected to be paid or settled for each of the periods indicated below.

	Total	Payments due by period
		2014	2015-2016	2017-2018	2019 and thereafter
	(in millions)
Contingent Commitments
Other standby letters of credit(1)	$634	$440	$116	$66	$12
Other guarantees(2)	7	—	—	7	—
Contingent commitments for earnout payments on business acquisitions(3)	10	—	10	—	—

Total(4)	$651	$440	$126	$73	$12

(1)

Represents outstanding letters of credit with financial institutions covering performance and financial guarantees per contractual requirements with certain customers. These letters of credit may be drawn upon in the event of L-3’s nonperformance.

(2)

Represents the minimum guarantees made by L-3 or the lessee under the purchase option for certain operating leases in which the lease renewal is not exercised (see Note 19 to our audited consolidated financial statements for a description of these guarantees).

(3)

Represents potential additional contingent purchase payments for business acquisitions that are contingent upon the post-acquisition financial performance or certain other performance conditions of the acquired businesses in accordance with the contractual purchase agreement.

(4)

The total amount does not include residual value guarantees for two real estate lease agreements that are accounted for as operating leases. We have the right to exercise options under the lease agreements to purchase both properties for $28 million on or before August 31, 2015. See Note 19 to our audited consolidated financial statements for a further description of these leases.

Legal Proceedings and Contingencies

We are engaged in providing products and services under contracts with the U.S. Government and, to a lesser degree, under international government contracts, some of which are funded by the U.S. Government. All such contracts are subject to extensive legal and regulatory requirements, and, periodically, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. Under U.S. Government procurement regulations, an indictment by a federal grand jury, or an administrative finding against us as to our present responsibility to be a U.S. Government contractor or subcontractor, could result in the suspension for a period of time from eligibility for awards of new government contracts or task orders or in a loss of export privileges. A conviction, or an administrative finding that satisfies the requisite level of seriousness, could result in debarment from contracting with the federal government for a specified term. We are currently cooperating with the U.S. Government on several investigations, none of which we anticipate will have a material adverse effect on our consolidated financial position, results of operations or cash flows. Also, we have been periodically subject to litigation, government investigations, proceedings, claims or assessments and various contingent liabilities incidental to our business. We accrue for these contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. For a description of our legal proceedings and contingencies, see Note 19 to our audited consolidated financial statements.

We continually assess our obligations with respect to applicable environmental protection laws. While it is difficult to determine the timing and ultimate cost that we will incur to comply with these laws, based upon available internal and external assessments, with respect to those environmental loss contingencies of which we are aware, we believe that even without considering potential insurance recoveries, if any, there are no environmental loss contingencies that, in the aggregate, would be material to our consolidated financial position, results of operations or cash flows.

Derivative Financial Instruments and Other Market Risk

Included in our derivative financial instruments are foreign currency forward contracts. All of our derivative financial instruments that are sensitive to market risk are entered into for purposes other than trading.

Interest Rate Risk. Our Amended and Restated Revolving Credit Facility is subject to variable interest and is therefore sensitive to changes in interest rates. The interest rates on the Senior Notes and CODES are fixed-rate and are not affected by changes in interest rates. Additional data on our debt obligations and our applicable borrowing spreads included in the interest rates we would pay on borrowings under the Amended and Restated Revolving Credit Facility, if any, are provided in Note 10 to our audited consolidated financial statements.

Foreign Currency Exchange Risk. Our U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors that are denominated in currencies other than their functional currencies. To protect the functional currency equivalent cash flows associated with certain of these contracts, we enter into foreign currency forward contracts, which are generally designated and accounted for as cash flow hedges. At December 31, 2013, our foreign currency forward contracts had maturities ranging through 2018, a notional value of $321 million and a corresponding fair value that was an asset of $1 million.

Accounting Standards Issued and Not Yet Implemented

For a discussion of accounting standards issued and not yet implemented, see Note 2 to our audited consolidated financial statements.

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

All statements other than historical facts, may be forward-looking statements, such as “may,” “will,” “should,” “likely,” “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions are used to identify forward-looking statements. The Company cautions investors that these statements are subject to risks and uncertainties many of which are difficult to predict and generally beyond the Company’s control that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. Some of the factors that could cause actual results to differ include, but are not limited to, the following: our dependence on the defense industry; backlog processing and program slips resulting from delayed awards and/or funding from the Department of Defense (DoD) and other major customers; the U.S. Government fiscal situation; changes in DoD budget levels and spending priorities; U.S. Government failure to raise the debt ceiling; our reliance on contracts with a limited number of customers and the possibility of termination of government contracts by unilateral government action or for failure to perform; the extensive legal and regulatory requirements surrounding many of our contracts; our ability to retain our existing business and related contracts; our ability to successfully compete for and win new business; or, identify, acquire and integrate additional businesses; our ability to maintain and improve our operating margin; the availability of government funding and changes in customer requirements for our products and services; our significant amount of debt and the restrictions contained in our debt agreements; our ability to continue to recruit, retain and train our employees; actual future interest rates, volatility and other assumptions used in the determination of pension benefits and equity based compensation, as well as the market performance of benefit plan assets; our collective bargaining agreements, our ability to successfully negotiate contracts with labor unions and our ability to favorably resolve labor disputes should they arise; the business, economic and political conditions in the markets in which we operate; global economic uncertainty; the DoD’s Better Buying Power and other efficiency initiatives; events beyond our control such as acts of terrorism; our ability to perform contracts on schedule; our international operations; our extensive use of fixed-price type revenue arrangements; the rapid change of technology and high level of competition in which our businesses participate; our introduction of new products into commercial markets or our investments in civil and commercial products or companies; the outcome of litigation matters; results of audits by U.S. Government agencies and of on-going governmental investigations; the impact on our business of improper conduct by our employees, agents or business partners; ultimate resolution of contingent matters, claims and investigations relating to acquired businesses, and the impact on the final purchase price allocations; and the fair values of our assets.

In addition, for a discussion of other risks and uncertainties that could impair our results of operations or financial condition, see “Part I — Item 1A — Risk Factors” and Note 19 to our audited consolidated financial statements, in each case included in this Annual Report on Form 10-K for the year ended December 31, 2013.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

For data regarding quantitative and qualitative disclosures related to our market risk sensitive financial instruments, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Derivative Financial Instruments and Other Market Risk” and Note 14 to our audited consolidated financial statements. See Notes 13 and 15 to our audited consolidated financial statements for the aggregate fair values and notional amounts of our foreign currency forward contracts at December 31, 2013.

Item 8. Financial Statements and Supplementary Data

See our audited consolidated financial statements beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 related to L-3 Holdings and L-3 Communications is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based upon that evaluation, our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer concluded that, as of December 31, 2013, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

As required by the SEC’s rules and regulations for the implementation of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of L-3, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

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

Management assessed the effectiveness of L-3 Holdings’ and L-3 Communications’ internal control over financial reporting as of December 31, 2013. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992). Based on our assessments and those criteria, management determined that L-3 Holdings and L-3 Communications maintained effective internal control over financial reporting as of December 31, 2013.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report. See page F-2 to our audited consolidated financial statements for their report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company posts its Code of Ethics and Business Conduct on the Corporate Governance webpage at its website at http://www.L-3com.com under the link “Code of Ethics and Business Conduct”. The Company’s Code of Ethics and Business Conduct applies to all directors, officers and employees, including our chairman, president and chief executive officer, our senior vice president and chief financial officer, and our corporate controller and principal accounting officer. We will post any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE, on our website within the required periods.

The remaining information called for by Item 10 will be included in the sections captioned “Proposal 1. Election of Directors”, “Continuing Members of the Board of Directors”, “Executives and Certain Other Officers of the Company” and “Section 16(A) Beneficial Ownership Reporting Compliance”, “The Board of Directors and Certain Governance Matters” in the definitive proxy statement (the “Company’s Proxy Statement”) relating to the Company’s 2014 Annual Meeting of Shareholders, to be held on May 6, 2014, and is incorporated herein by reference. L-3 Holdings will file its proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the Company’s 2013 fiscal year covered by this Form 10-K.

Item 11. Executive Compensation

The following sections of the Company’s Proxy Statement are incorporated herein by reference: “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Tabular Executive Compensation Disclosure”, “Compensation of Directors” and “Compensation Committee Interlocks and Insider Participation”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Management”, and “Equity Compensation Plan Information” sections of the Company’s Proxy Statement are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The “Certain Relationships and Related Transactions” and “The Board of Directors and Certain Governance Matters” sections of the Company’s Proxy Statement are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The “Independent Registered Public Accounting Firm Fees” section of the Company’s Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

(a)(1) Financial statements filed as part of this report:

(a)(2) Financial Statement Schedules

Financial statement schedules are omitted since the required information is either not applicable or is included in our audited consolidated financial statements.

Exhibits

Exhibit No.	Description of Exhibits
2.1	Distribution Agreement between L-3 Communications Holdings, Inc. and Engility Holdings, Inc. dated as of July 16, 2012 (incorporated by reference to Exhibit 2.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended September 28, 2012 (File Nos. 001-14141 and 333-46983)).
3.1	Amended and Restated Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants’ Current Report on Form 8-K filed on May 2, 2013 (File Nos. 001-14141 and 333-46983)).
3.2	Amended and Restated By-Laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrants’ Current Report on Form 8-K filed on May 2, 2013 (File Nos. 001-14141 and 333-46983)).
3.3	Certificate of Incorporation of L-3 Communications Corporation (incorporated by reference to Exhibit 3.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-31649)).
3.4	Amended and Restated Bylaws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to the Registrants’ Current Report on Form 8-K filed on December 17, 2007 (File Nos. 001-14141 and 333-46983)).
4.1	Form of Common Stock Certificate of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 25, 2010 (File Nos. 001-14141 and 333-46983)).
4.2	Indenture dated as of July 29, 2005 (CODES Indenture) among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (incorporated by reference to Exhibit 10.70 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File Nos. 001-14141 and 333-46983)).
4.3	Supplemental Indenture dated as of February 3, 2012 among L-3 Communications Holdings, Inc., The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, and the guarantors named therein to the CODES Indenture dated as of July 29, 2005 among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York Mellon, as trustee.
4.4	Indenture dated as of October 2, 2009 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.15 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 25, 2009 (File Nos. 001-14141 and 333-46983)).
4.5	Supplemental Indenture dated as of February 3, 2012 among L-3 Communications Corporation, The Bank of New York Mellon, as trustee, and the guarantors named therein to the Indenture dated as of October 2, 2009 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as trustee.
4.6	Indenture, dated as of May 21, 2010, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Registrants’ Current Report on Form 8-K dated May 24, 2010 (File Nos. 001-14141 and 333-46983)).
4.7	First Supplemental Indenture, dated as of May 21, 2010, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K dated May 24, 2010 (File Nos. 001-14141 and 333-46983)).
4.8	Second Supplemental Indenture, dated as of February 7, 2011, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the

Exhibit No.	Description of Exhibits
Registrants’ Current Report on Form 8-K dated February 8, 2011 (File Nos. 001-14141 and 333-46983)).
4.9	Third Supplemental Indenture, dated as of November 22, 2011, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K dated November 22, 2011 (File Nos. 001-14141 and 333-46983)).
4.10	Fourth Supplemental Indenture, dated as of February 3, 2012, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A, as Trustee.
10.1	Amended and Restated Credit Agreement, dated as of February 3, 2012, among L-3 Communications Corporation, L-3 Communications Holdings, Inc. and certain subsidiaries of the Registrants from time to time party thereto as guarantors, certain lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K dated February 3, 2012 (File Nos. 001-14141 and 333-46983)).
†10.2	L-3 Communications Holdings, Inc. 1997 Option Plan for Key Employees (incorporated by reference to Exhibit 10.91 to L-3 Communications Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-46975)).
†10.3	Form of L-3 Communications Holdings, Inc. 1997 Option Plan for Key Employees Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.9 to L-3 Communications Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-46975)).
†10.4	L-3 Communications Holdings, Inc. Amended and Restated 1998 Directors Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.16 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2006 (File Nos. 001-14141 and 333-46983)).
†10.5	Form of L-3 Communications Holdings, Inc. 1998 Directors Stock Option Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.96 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2004 (File Nos. 001-14141 and 333-46983)).
†10.6	Form of L-3 Communications Holdings, Inc. 1998 Directors Stock Option Plan Nonqualified Stock Option Agreement (2007 Version) (incorporated by reference to Exhibit 10.3 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008 (File Nos. 001-14141 and 333-46983)).
†10.7	L-3 Communications Holdings, Inc. Amended and Restated 1999 Long Term Performance Plan (Conformed copy reflecting all amendments through February 11, 2008) (incorporated by reference to Exhibit 10.4 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008 (File Nos. 001-14141 and 333-46983)).
†10.8	Form of L-3 Communications Holdings, Inc. 1999 Long Term Performance Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.97 of the Registrants’ Quarterly Report on Form 10-Q for the period ended September 30, 2004 (File Nos. 001-14141 and 333-46983)).
†10.9	Form of L-3 Communications Holdings, Inc. 1999 Long Term Performance Plan Nonqualified Stock Option Agreement (2006 Version) (incorporated by reference to Exhibit 10.64 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2006 (File Nos. 001-14141 and 333-46983)).
†*10.10	L-3 Communications Holdings, Inc. 2008 Amended and Restated Long Term Performance Plan.

Exhibit No.	Description of Exhibits
†10.11	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2008 Version) (incorporated by reference to Exhibit 10.2 of the Registrants’ Quarterly Report on Form 10-Q for the period ended June 27, 2008 (File Nos. 001-14141 and 333-46983)).
†10.12	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2009 Version) (incorporated by reference to Exhibit 10.1 of the Registrants’ Quarterly Report on Form 10-Q for the period ended June 26, 2009 (File Nos. 001-14141 and 333-46983)).
†10.13	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2011 Version) (incorporated by reference to Exhibit 10.12 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2010 (file Nos. 001-14141 and 333-46983)).
†10.14	Form of Amended and Restated L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2011 and 2012 CEO Version) (incorporated by reference to Exhibit 10.14 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2012 (File Nos. 001-14141 and 333-46983)).
†10.15	Form of Amended and Restated L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2013 CEO Version) (incorporated by reference to Exhibit 10.4 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 29, 2013 (File Nos. 001-14141 and 333-46983)).
†10.16	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2009 Version) (incorporated by reference to Exhibit 10.17 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008 (File Nos. 001-14141 and 333-46983)).
†10.17	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2013 CEO Version) (incorporated by reference to Exhibit 10.5 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 29, 2013 (File Nos. 001-14141 and 333-46983)).
†10.18	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2013 CEO Direct Report Version) (incorporated by reference to Exhibit 10.6 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 29, 2013 (File Nos. 001-14141 and 333-46983)).
†10.19	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (Non-Employee Directors Version) (incorporated by reference to Exhibit 10.7 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 29, 2013 (File Nos. 001-14141 and 333-46983)).
†10.20	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Agreement (2010 Version) (incorporated by reference to Exhibit 10.17 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2009 (File Nos. 001-14141 and 333-46983)).
†10.21	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Agreement (2012 Version) (incorporated by reference to Exhibit 10.18 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2011 (File Nos. 001-14141 and 333-46983)).
†10.22	Form of Amended and Restated L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Award Notice (2010 Version) (incorporated by reference to Exhibit 10.18 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2012 (File Nos. 001-14141 and 333-46983)).

Exhibit No.	Description of Exhibits
†10.23	Form of Amended and Restated L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Award Notice (2011 Version) (incorporated by reference to Exhibit 10.19 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2012 (File Nos. 001-14141 and 333-46983)).
†10.24	Form of Amended and Restated L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Award Notice (2012 Version) (incorporated by reference to Exhibit 10.20 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2012 (File Nos. 001-14141 and 333-46983)).
†10.25	Form of Amended and Restated L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Award Notice (2013 Version) (incorporated by reference to Exhibit 10.8 to the Registrants’ Quarterly Report on Form 10-Q for the period ended March 29, 2013 (File Nos. 001-14141 and 333-46983)).
†10.26	L-3 Communications Holdings, Inc. 2012 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended March 30, 2012 (File Nos. 001-14141 and 333-46983)).
†10.27	Form of L-3 Communications Holdings, Inc. 2012 Cash Incentive Plan Performance Cash Award Agreement (2012 version) (incorporated by reference to Exhibit 10.2 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 30, 2012 (File Nos. 001-14141 and 333-46983)).
†10.28	Form of L-3 Communications Holdings, Inc. 2012 Cash Incentive Plan Performance Cash Award Notice (2012 Version) (incorporated by reference to Exhibit 10.3 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 30, 2012 (File Nos. 001-14141 and 333-46983)).
†10.29	Form of L-3 Communications Holdings, Inc. 2012 Cash Incentive Plan Performance Cash Award Notice (2013 Version) (incorporated by reference to Exhibit 10.9 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 29, 2013 (File Nos. 001-14141 and 333-46983)).
†10.30	L-3 Communications Holdings, Inc. Amended and Restated 2008 Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.24 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2012 (File Nos. 001-14141 and 333-46983)).
†10.31	Form of L-3 Communications Holdings, Inc. 2008 Directors Stock Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 27, 2009 (File Nos. 001-14141 and 333-46983)).
†10.32	Global Spin-Off Amendment to Equity Award Agreements dated as of July 18, 2012 (incorporated by reference to Exhibit 10.26 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2012 (File Nos. 001-14141 and 333-46983)).
†10.33	Global Amendment to Non-Employee Director RSU Agreements dated as of April 30, 2013 (incorporated by reference to Exhibit 10.10 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 29, 2013 (File Nos. 001-14141 and 333-46983)).
†10.34	L-3 Communications Holdings, Inc. Amended and Restated Change in Control Severance Plan (incorporated by reference to Exhibit 10.21 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008 (File Nos. 001-14141 and 333-46983)).
†10.35	L-3 Communications Corporation Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.22 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008 (File Nos. 001-14141 and 333-46983)).
†10.36	Amendment 2012-2 to the L-3 Communications Corporation Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.29 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2012 (File Nos. 001-14141 and 333-46983)).
†10.37	L-3 Communications Corporation Deferred Compensation Plan I (incorporated by reference to Exhibit 10.15 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2007 (File Nos. 001-14141 and 333-46983)).

Exhibit No.	Description of Exhibits
†10.38	Amendment No. 1 to the L-3 Communications Corporation Deferred Compensation Plan I (incorporated by reference to Exhibit 10.16 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2007 (File Nos. 001-14141 and 333-46983)).
†10.39	L-3 Communications Corporation Deferred Compensation Plan II (incorporated by reference to Exhibit 10.25 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008 (File Nos. 001-14141 and 333-46983)).
10.40	Employee Matters Agreement between L-3 Communications Corporation and Engility Corporation dated as of July 16, 2012 (incorporated by reference to Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended September 28, 2012 (File Nos. 001-14141 and 333-46983)).
10.41	Tax Matters Agreement between L-3 Communications Holdings, Inc. and Engility Holdings, Inc. dated as of July 16, 2012 (incorporated by reference to Exhibit 10.2 to the Registrants’ Quarterly Report on Form 10-Q for the period ended September 28, 2012 (File Nos. 001-14141 and 333-46983)).
10.42	Transition Services Agreement between L-3 Communications Corporation and Engility Corporation dated as of July 16, 2012 (incorporated by reference to Exhibit 10.3 to the Registrants’ Quarterly Report on Form 10-Q for the period ended September 28, 2012 (File Nos. 001-14141 and 333-46983)).
+10.43	Master Supply Agreement between L-3 Communications Corporation (as Seller) and Engility Corporation (as Buyer) dated as of July 16, 2012 (incorporated by reference to Exhibit 10.4 to the Registrants’ Quarterly Report on Form 10-Q for the period ended September 28, 2012 (File Nos. 001-14141 and 333-46983)).
+10.44	Master Supply Agreement between L-3 Communications Corporation (as Buyer) and Engility Corporation (as Seller) dated as of July 16, 2012 (incorporated by reference to Exhibit 10.5 to the Registrants’ Quarterly Report on Form 10-Q for the period ended September 28, 2012 (File Nos. 001-14141 and 333-46983)).
**11	L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Common Share.
*12	Ratio of Earnings to Fixed Charges.
*21	Subsidiaries of the Registrant.
*23	Consent of PricewaterhouseCoopers LLP.
*31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*32	Section 1350 Certification
***101.INS	XBRL Instance Document
***101.SCH	XBRL Taxonomy Extension Schema Document
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
***101.LAB	XBRL Taxonomy Extension Label Linkbase Document
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	The information required in this exhibit is presented in Note 16 to the consolidated financial statements as of December 31, 2013 in accordance with the provisions of ASC 260, Earnings Per Share.

***	Filed electronically with this report.

†	Represents management contract, compensatory plan or arrangement in which directors and/or executive officers are entitled to participate.

+

Pursuant to a request for confidential treatment, portions of these exhibits have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

L-3 COMMUNICATIONS HOLDINGS, INC.
L-3 COMMUNICATIONS CORPORATION

By: /S/ RALPH G. D’AMBROSIO

Title: Senior Vice President and Chief Financial Officer

Date: February 25, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants in the capacities indicated on February 25, 2014.

Signature	Title

/S/ MICHAEL T. STRIANESE Michael T. Strianese	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director

/S/ RALPH G. D’AMBROSIO Ralph G. D’Ambrosio	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ DAN AZMON Dan Azmon	Vice President, Controller and Principal Accounting Officer

/S/ ROBERT B. MILLARD Robert B. Millard	Director

/S/ CLAUDE R. CANIZARES Claude R. Canizares	Director

/S/ THOMAS A. CORCORAN Thomas A. Corcoran	Director

/S/ LEWIS KRAMER Lewis Kramer	Director

/S/ LLOYD W. NEWTON Lloyd W. Newton	Director

/S/ H. HUGH SHELTON H. Hugh Shelton	Director

/S/ ARTHUR L. SIMON Arthur L. Simon	Director

/S/ ALAN H. WASHKOWITZ Alan H. Washkowitz	Director

/S/ JOHN P. WHITE John P. White	Director

/S/ VINCENT PAGANO, JR. Vincent Pagano, Jr.	Director

/S/ ANN E. DUNWOODY Ann E. Dunwoody	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of L-3 Communications Holdings, Inc. and L-3 Communications Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index appearing on page F-1 present fairly, in all material respects, the financial position of L-3 Communications Holdings, Inc. and L-3 Communications Corporation and its subsidiaries (collectively, the “Company”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York
February 25, 2014

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$500	$349
Billed receivables, net of allowances of $26 in 2013 and $33 in 2012	1,015	968
Contracts in process	2,524	2,597
Inventories	359	358
Deferred income taxes	122	95
Other current assets	129	138

Total current assets	4,649	4,505

Property, plant and equipment, net	1,039	1,016
Goodwill	7,796	7,776
Identifiable intangible assets	285	314
Deferred debt issue costs	24	29
Other assets	216	151

Total assets	$14,009	$13,791

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$541	$494
Accrued employment costs	543	551
Accrued expenses	455	469
Advance payments and billings in excess of costs incurred	570	620
Income taxes	31	21
Other current liabilities	383	392

Total current liabilities	2,523	2,547

Pension and postretirement benefits	727	1,360
Deferred income taxes	635	328
Other liabilities	396	384
Long-term debt	3,630	3,629

Total liabilities	7,911	8,248

Commitments and contingencies (see Note 19)
Equity:
L-3 shareholders’ equity:
L-3 Communications Holdings, Inc.’s common stock: $.01 par value; 300,000,000 shares authorized, 85,828,485 shares outstanding at December 31, 2013 and 90,433,743 shares outstanding at December 31, 2012 (L-3 Communications Corporation’s common stock: $.01 par value, 100 shares authorized, issued and outstanding)	5,653	5,314
L-3 Communications Holdings, Inc.’s treasury stock (at cost), 66,118,406 shares at December 31, 2013 and 57,418,645 shares at December 31, 2012	(5,288)	(4,488)
Retained earnings	5,768	5,191
Accumulated other comprehensive loss	(110)	(550)

Total L-3 shareholders’ equity	6,023	5,467
Noncontrolling interests	75	76

Total equity	6,098	5,543

Total liabilities and equity	$14,009	$13,791

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2013	2012	2011
Net sales:
Products	$7,192	$7,535	$7,552
Services	5,437	5,611	5,606

Total net sales	12,629	13,146	13,158

Cost of sales:
Products	(6,409)	(6,724)	(6,673)
Services	(4,962)	(5,071)	(5,043)

Total cost of sales	(11,371)	(11,795)	(11,716)

Impairment charge	—	—	(43)

Operating income	1,258	1,351	1,399
Interest expense	(177)	(184)	(204)
Interest and other income, net	15	8	—
Debt retirement charge	—	(13)	(35)

Income from continuing operations before income taxes	1,096	1,162	1,160
Provision for income taxes	(309)	(374)	(296)

Income from continuing operations	787	788	864
Income from discontinued operations, net of income tax	—	32	104

Net income	$787	$820	$968
Net income attributable to noncontrolling interests	(9)	(10)	(12)

Net income attributable to L-3	$778	$810	$956
Net income allocable to participating securities	—	—	(2)

Net income allocable to L-3 Holdings’ common shareholders	$778	$810	$954

Basic earnings per share allocable to L-3 Holdings’ common shareholders:
Continuing operations	$8.70	$8.12	$8.17
Discontinued operations	—	0.29	0.97

Basic earnings per share	$8.70	$8.41	$9.14

Diluted earnings per share allocable to L-3 Holdings’ common shareholders:
Continuing operations	$8.54	$8.01	$8.08
Discontinued operations	—	0.29	0.95

Diluted earnings per share	$8.54	$8.30	$9.03

Cash dividends paid per common share	$2.20	$2.00	$1.80

L-3 Holdings’ weighted average common shares outstanding:
Basic	89.4	96.3	104.4

Diluted	91.1	97.6	105.6

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2013, 2012 and 2011

(in millions)

	Year Ended December 31,
	2013	2012	2011
Net income	$787	$820	$968
Other comprehensive (loss) income:
Foreign currency translation adjustments	(25)	34	(28)
Unrealized (losses) gains on hedging instruments(1)	(2)	3	(10)
Pension and postretirement benefit plans:
Amortization of net loss and prior service cost previously recognized(2)	53	42	30
Net prior service (costs) credit arising during the period(3)	(9)	3	(1)
Net gain (loss) arising during the period(4)	423	(178)	(189)

Net change in pension and postretirement benefit plans	467	(133)	(160)

Total other comprehensive gain (loss)	440	(96)	(198)

Comprehensive income	1,227	724	770
Comprehensive income attributable to noncontrolling interests	(9)	(10)	(12)

Comprehensive income attributable to L-3	$1,218	$714	$758

(1)	Net of income tax benefits of $3 million in 2013, income taxes of $2 million in 2012 and income tax benefits of $7 million in 2011
(2)	Net of income taxes of $30 million in 2013, $26 million in 2012 and $18 million in 2011
(3)	Net of income tax benefits of $5 million in 2013, income taxes of $2 million in 2012 and income tax benefits of $1 million in 2011
(4)	Net of income taxes of $243 million in 2013 and income tax benefits of $105 million in 2012 and $87 million in 2011

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2013, 2012 and 2011

(in millions, except per share data)

	L-3 Holdings’ Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par Value
Balance at December 31, 2010	108.6	$1	$4,800	$(2,658)	$4,877	$(256)	$91	$6,855
Net income					956		12	968
Other comprehensive loss						(198)		(198)
Distributions to noncontrolling interests							(11)	(11)
Cash dividends paid on common stock ($1.80 per share)					(188)			(188)
Shares issued:
Employee savings plans	2.1		137					137
Exercise of stock options	0.4		18					18
Employee stock purchase plan	0.9		46					46
Stock-based compensation expense			64					64
Treasury stock purchased	(13.3)			(958)				(958)
Other	0.3		(2)		(4)		(3)	(9)

Balance at December 31, 2011	99.0	1	5,063	(3,616)	5,641	(454)	89	6,724
Net income					810		10	820
Other comprehensive loss						(96)		(96)
Distributions to noncontrolling interests							(10)	(10)
Cash dividends paid on common stock ($2.00 per share)					(192)			(192)
Shares issued:
Employee savings plans	2.1		141					141
Exercise of stock options	0.4		19					19
Employee stock purchase plan	0.7		39					39
Stock-based compensation expense			60					60
Contribution received from the spin-off of Engility					335			335
Spin-off of Engility					(1,398)		(13)	(1,411)
Treasury stock purchased	(12.1)			(872)				(872)
Other	0.3		(9)		(5)			(14)

Balance at December 31, 2012	90.4	1	5,313	(4,488)	5,191	(550)	76	5,543
Net income					778		9	787
Other comprehensive gain						440		440
Distributions to noncontrolling interests							(10)	(10)
Cash dividends paid on common stock ($2.20 per share)					(197)			(197)
Shares issued:
Employee savings plans	1.5		121					121
Exercise of stock options	1.8		128					128
Employee stock purchase plan	0.5		36					36
Stock-based compensation expense			59					59
Treasury stock purchased	(8.7)			(800)				(800)
Other	0.3		(5)		(4)			(9)

Balance at December 31, 2013	85.8	$1	$5,652	$(5,288)	$5,768	$(110)	$75	$6,098

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2013	2012	2011
Operating activities:
Net income	$787	$820	$968
Income from discontinued operations, net of tax	—	(32)	(104)

Income from continuing operations	787	788	864
Depreciation of property, plant and equipment	166	170	167
Amortization of intangibles and other assets	48	58	63
Deferred income tax provision	48	112	124
Stock-based employee compensation expense	59	59	57
Contributions to employee savings plans in L-3 Holdings’ common stock	114	125	113
Amortization of pension and postretirement benefit plans net loss and prior service cost	83	68	48
Amortization of bond discounts and deferred debt issue costs (included in interest expense)	6	7	13
Goodwill impairment charge	—	—	43
Equity in losses of unconsolidated subsidiaries	—	3	12
Other non-cash items	2	9	11
Changes in operating assets and liabilities, excluding amounts from acquisitions, divestitures, and discontinued operations:
Billed receivables	(42)	147	(13)
Contracts in process	94	(126)	(121)
Inventories	2	(35)	(14)
Other assets	(81)	11	(6)
Accounts payable, trade	45	81	(35)
Accrued employment costs	(5)	(13)	(23)
Accrued expenses	(6)	(100)	67
Advance payments and billings in excess of costs incurred	(50)	36	(39)
Income taxes	39	(48)	(18)
Excess income tax benefits related to share-based payment arrangements	(4)	(3)	(2)
Other current liabilities	(4)	(52)	4
Pension and postretirement benefits	14	(64)	(83)
All other operating activities	(52)	(2)	(1)

Net cash from operating activities from continuing operations	1,263	1,231	1,231

Investing activities:
Contribution received from the spin-off of Engility	—	335	—
Business acquisitions, net of cash acquired	(62)	(348)	(20)
Proceeds from sale of a business	4	5	1
Capital expenditures	(209)	(210)	(187)
Dispositions of property, plant and equipment	12	5	6
Cash from equity investees	—	20	—
Other investing activities	(6)	(7)	1

Net cash used in investing activities from continuing operations	(261)	(200)	(199)

Financing activities:
Proceeds from sale of senior notes	—	—	1,143
Redemption of senior subordinated notes	—	(500)	(1,150)
Redemption of CODES	—	—	(11)
Borrowings under revolving credit facility	1,893	596	625
Repayment of borrowings under revolving credit facility	(1,893)	(596)	(625)
Common stock repurchased	(800)	(872)	(958)
Dividends paid on L-3 Holdings’ common stock	(199)	(195)	(188)
Proceeds from exercise of stock options	128	19	22
Proceeds from employee stock purchase plan	36	39	46
Debt issue costs	—	(6)	(11)
Excess income tax benefits related to share-based payment arrangements	4	3	2
Other financing activities	(18)	(15)	(14)

Net cash used in financing activities from continuing operations	(849)	(1,527)	(1,119)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(2)	7	(4)
Cash from (used in) discontinued operations:
Operating activities	—	75	253
Investing activities	—	—	(4)
Financing activities	—	(1)	(1)

Cash from discontinued operations	—	74	248

Net (decrease) increase in cash and cash equivalents	151	(415)	157
Cash and cash equivalents, beginning of the year	349	764	607

Cash and cash equivalents, end of the year	$500	$349	$764

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

L-3 Communications Holdings, Inc. derives all of its operating income and cash flows from its wholly-owned subsidiary, L-3 Communications Corporation (L-3 Communications). L-3 Communications Holdings, Inc. (L-3 Holdings and, together with its subsidiaries, referred to herein as L-3 or the Company) is a prime contractor in Intelligence, Surveillance and Reconnaissance (ISR) systems, Command, Control, Communications (C3), systems, platform and logistics solutions for aircrafts, maritime vessels and ground vehicles, and national security solutions. L-3 is also a leading provider of a broad range of electronic systems used on military and commercial platforms. The Company’s customers include the United States (U.S.) Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), U.S. Department of State (DoS), allied international governments, and domestic and international commercial customers.

The Company has the following four reportable segments: (1) C3ISR, (2) Electronic Systems, (3) Platform and Logistics Solutions (P&LS) and (4) National Security Solutions (NSS). Financial information with respect to each of the Company’s segments is included in Note 22. C3ISR provides products and services for the global ISR market, C3 systems, networked communication systems and secure communications products. The Company believes that these products and services are critical elements for a substantial number of major command, control and communication, intelligence gathering and space systems. These products and services are used to connect a variety of airborne, space, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring, and dissemination functions of these communication systems. Electronic Systems provides a broad range of products and services, including components, products, subsystems, systems, and related services to military and commercial customers in several niche markets across several business areas. These business areas include marine & power systems, microwave, sensor systems, simulation & training, aviation products, warrior systems, precision engagement, security & detection and space & propulsion. P&LS provides modernization, upgrades and sustainment, maintenance and logistics support solutions for military and various government aircraft and other platforms. The Company sells these services primarily to the DoD, the Canadian Department of National Defence and other allied international governments. NSS provides a full range of cyber security, intelligence, enterprise information technology (IT) and security solutions services to the DoD, U.S. Government intelligence agencies, federal civilian agencies and allied international governments.

2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying financial statements comprise the consolidated financial statements of L-3 Holdings and L-3 Communications. L-3 Holdings’ only asset is its investment in the common stock of L-3 Communications, its wholly-owned subsidiary, and its only obligations are: (1) the 3% Convertible Contingent Debt Securities (CODES) due 2035, which were issued by L-3 Holdings on July 29, 2005, (2) its guarantee of borrowings under the Amended and Restated Revolving Credit Facility of L-3 Communications and (3) its guarantee of other contractual obligations of L-3 Communications and its subsidiaries. L-3 Holdings’ obligations relating to the CODES have been jointly, severally, fully and unconditionally guaranteed by L-3 Communications and certain of its wholly-owned domestic subsidiaries. Accordingly, such debt has been reflected as debt of L-3 Communications in its consolidated financial statements in accordance with the accounting standards for pushdown accounting. All issuances of and conversions into L-3 Holdings’ equity securities, including grants of stock options, restricted stock, restricted stock units and performance units by L-3 Holdings to employees and directors of L-3 Communications and its subsidiaries, have been reflected in the consolidated financial statements of L-3 Communications. As a result, the consolidated financial positions, results of operations and cash flows of L-3 Holdings and L-3 Communications are substantially the same. See Note 25 for additional information regarding the audited financial information of L-3 Communications and its subsidiaries.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs of sales during the reporting period. The most significant of these estimates and assumptions relate to contract revenue, profit and loss recognition, fair values of assets acquired and liabilities assumed in business combinations, market values for inventories reported at lower of cost or market, pension and post-retirement benefit obligations, stock-based employee compensation expense, income taxes, including the valuations of deferred tax assets, litigation reserves and environmental obligations, accrued product warranty costs, and the recoverability, useful lives and valuation of recorded amounts of long-lived assets, identifiable intangible assets and goodwill. Changes in estimates are reflected in the periods during which they become known. Actual amounts will differ from these estimates and could differ materially.

The audited condensed consolidated balance sheet as of December 31, 2012 has been revised for the final purchase price allocation of the Link Simulation & Training U.K. Limited (Link U.K.) business acquisition. Link U.K is the commercial aircraft simulation business acquired from Thales Group effective August 6, 2012. During 2013, the Company completed the purchase price allocation, which was based on the final appraisals and valuations of the acquired assets and liabilities and estimated final closing date net working capital. The L-3 audited condensed consolidated balance sheet as of December 31, 2012 has been adjusted in accordance with the accounting standards for business combinations. See Note 4 for additional information regarding the final purchase price allocation for Link U.K. and resulting adjustments.

Certain other reclassifications have been made to conform prior-year amounts to the current-year presentation.

Principles of Consolidation: The consolidated financial statements of the Company include all wholly-owned and majority-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation. Investments in equity securities, joint ventures and limited liability corporations over which the Company has significant influence but does not have voting control are accounted for using the equity method. Investments over which the Company does not have significant influence are accounted for using the cost method.

Revenue Recognition: Substantially all of the Company’s sales are generated from written contractual (revenue) arrangements. The sales price for the Company’s revenue arrangements are either fixed-price, cost-plus or time-and-material type. Depending on the contractual scope of work, the Company utilizes either contract accounting standards or accounting standards for revenue arrangements with commercial customers to account for these contracts. Approximately 47% of the Company’s 2013 sales were accounted for under contract accounting standards, of which approximately 38% were fixed-price type contracts and approximately 9% were cost-plus type contracts. For contracts that are accounted for under contract accounting standards, sales and profits are recognized based on: (1) a Percentage-of-Completion (POC) method of accounting (fixed-price contracts), (2) allowable costs incurred plus the estimated profit on those costs (cost-plus contracts), or (3) direct labor hours expended multiplied by the contractual fixed rate per hour plus incurred costs for material (time-and-material contracts). Aggregate net changes in contract estimates increased operating income by $106 million, or 8%, for the year ended December 31, 2013, $78 million, or 6%, for the year ended December 31, 2012, and $73 million, or 5%, for the year ended December 31, 2011.

Sales and profits on fixed-price type contracts covered by contract accounting standards are substantially recognized using POC methods of accounting. Sales and profits on fixed-price production contracts under which units are produced and delivered in a continuous or sequential process are recorded as units are delivered based on their contractual selling prices (the “units-of-delivery” method). Sales and profits on each fixed-price production contract under which units are not produced and delivered in a continuous or sequential process, or under which a relatively few number of units are produced, are recorded based on the ratio of actual cumulative

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

costs incurred to the total estimated costs at completion of the contract, multiplied by the total estimated contract revenue, less cumulative sales recognized in prior periods (the “cost-to-cost” method). Under both POC methods of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year. Losses on contracts are recognized in the period in which they become evident. The impact of revisions of contract estimates, which may result from contract modifications, performance or other reasons, are recognized on a cumulative catch-up basis in the period in which the revisions are made.

Sales and profits on cost-plus type contracts covered by contract accounting standards are recognized as allowable costs are incurred on the contract, at an amount equal to the allowable costs plus the estimated profit on those costs. The estimated profit on a cost-plus type contract is fixed or variable based on the contractual fee arrangement. Incentive and award fees are the primary variable fee contractual arrangements. Incentive and award fees on cost-plus type contracts are included as an element of total estimated contract revenues and are recorded as sales when a basis exists for the reasonable prediction of performance in relation to established contractual targets and the Company is able to make reasonably dependable estimates for them.

Sales and profits on time-and-material type contracts are recognized on the basis of direct labor hours expended multiplied by the contractual fixed rate per hour, plus the actual costs of materials and other direct non-labor costs.

Sales on arrangements for (1) fixed-price type contracts that require us to perform services that are not related to the production of tangible assets (Fixed-Price Service Contracts) and (2) certain commercial customers are recognized in accordance with accounting standards for revenue arrangements with commercial customers. Sales for the Company’s businesses whose customers are primarily commercial business enterprises are substantially all generated from single element revenue arrangements. Sales are recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been performed, the selling price to the buyer is fixed or determinable and collectability is reasonably assured. Sales for Fixed-Price Service Contracts that do not contain measurable units of work performed are generally recognized on a straight-line basis over the contractual service period, unless evidence suggests that the revenue is earned, or obligations fulfilled, in a different manner. Sales for Fixed-Price Service Contracts that contain measurable units of work performed are generally recognized when the units of work are completed. Sales and profit on cost-plus and time-and-material type contracts to perform services are recognized in the same manner as those within the scope of contract accounting standards, except for incentive and award fees. Cost-based incentive fees are recognized when they are realizable in the amount that would be due under the contractual termination provisions as if the contract was terminated. Performance based incentive fees and award fees are recorded as sales when awarded by the customer.

For contracts with multiple deliverables, the Company applies the separation and allocation guidance under the accounting standard for revenue arrangements with multiple deliverables, unless all the deliverables are covered by contract accounting standards, in which case the Company applies the separation and allocation guidance under contract accounting standards. Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables should be separated into more than one unit of accounting. The Company recognizes revenue for each unit of accounting based on the revenue recognition policies discussed above.

Sales and profit in connection with contracts to provide services to the U.S. Government that contain collection risk because the contracts are incrementally funded and subject to the availability of funds appropriated, are deferred until a contract modification is obtained, indicating that adequate funds are available to the contract or task order.

Research and Development: Independent research and development (IRAD) costs sponsored by the Company and bid and proposal (B&P) costs relate to both U.S. Government contracts and those for international and

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

commercial customers. The IRAD and B&P costs for certain of the Company’s businesses that are U.S. Government contractors are recoverable indirect contract costs that are allocated to U.S. Government contracts in accordance with U.S. Government procurement regulations, and are specifically excluded from research and development accounting standards. The Company includes the recoverable IRAD and B&P costs allocated to U.S. Government contracts in inventoried contract costs, and charges them to costs of sales when the related contract sales are recognized as revenue. Research and development costs that are not recoverable on U.S. Government contracts are accounted for in accordance with research and development accounting standards and are expensed to cost of sales as incurred.

Customer-funded research and development costs are incurred pursuant to contracts (revenue arrangements) to perform research and development activities according to customer specifications. These costs are not accounted for as research and development expenses, and are also not indirect contract costs. Instead, these costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the research and development services are performed. Customer-funded research and development costs are substantially all incurred under cost-plus type contracts with the U.S. Government.

Product Warranties: Product warranty costs are accrued when revenue is recognized for the covered products. Product warranty expense is recognized based on the terms of the product warranty and the related estimated costs. Accrued warranty costs are reduced as product warranty costs are incurred.

The table below presents the changes in the Company’s accrued product warranty costs.

	Year Ended December 31,
	2013	2012
	(in millions)
Accrued product warranty costs(1):
Balance at January 1	$99	$94
Acquisitions during this period	2	7
Accruals for product warranties issued during the period	71	78
Changes to accruals for product warranties existing before January 1	3	(3)
Foreign currency translation adjustments	—	1
Settlements made during the period	(76)	(78)

Balance at December 31	$99	$99

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

Stock-Based Compensation: The Company follows the fair value based method of accounting for stock-based employee compensation, which requires the Company to expense all stock-based employee compensation. Stock-based employee compensation is primarily a non-cash expense because the Company settles these obligations by issuing shares of L-3 Holdings common stock instead of settling such obligations with cash payments, except for certain performance unit awards that are payable in cash.

Compensation expense for all restricted stock unit and stock option awards is recognized on a straight-line basis over the requisite service period for the entire award based on the grant date fair value. All of the stock options granted to employees by the Company are non-qualified stock options under U.S. income tax regulations.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Compensation expense for performance units payable in L-3 Holdings common stock is based on the fair value of the units at the grant date (measurement date), adjusted each reporting period for progress towards the target award, and recognized on a straight line basis over the requisite service period. Compensation expense for performance units that are payable in cash is based on a binomial valuation technique (the Monte Carlo valuation model) adjusted for historical performance each reporting period and recognized on a straight-line basis over the requisite service period.

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

Income tax accounting standards prescribe: (1) a minimum recognition threshold that an income tax benefit arising from an uncertain income tax position taken, or expected to be taken, on an income tax return is required to meet before being recognized in the financial statements and (2) the measurement of the income tax benefits recognized from such positions. The Company’s accounting policy is to classify uncertain income tax positions that are not expected to be resolved in one year as non-current income tax liabilities and to classify potential interest and penalties on uncertain income tax positions as elements of the provision for income taxes on its financial statements.

Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments with an original maturity of three months or less at the time of purchase.

Contracts in Process: Contracts in process include unbilled contract receivables and inventoried contract costs for which sales and profits are recognized primarily using a POC method of accounting. Unbilled Contract Receivables represent accumulated incurred costs and earned profits on contracts in process that have been recorded as sales, primarily using the cost-to-cost method, but have not been billed to customers. Inventoried Contract Costs primarily represent incurred costs on contracts using the units-of-delivery method of accounting and include direct costs and indirect costs, including overhead costs, and materials acquired for U.S. Government service contracts. As discussed in Note 5, the Company’s inventoried contract costs for U.S. Government contracts, and contracts with prime contractors or subcontractors of the U.S. Government include allocated general and administrative costs (G&A), IRAD costs and B&P costs. Contracts in Process contain amounts relating to contracts and programs with long performance cycles, a portion of which may not be realized within one year. For contracts in a loss position, the unrecoverable costs expected to be incurred in future periods are recorded in Estimated Costs in Excess of Estimated Contract Value to Complete Contracts in Process in a Loss Position, which is a component of Other Current Liabilities. Under the terms of certain revenue arrangements (contracts) with the U.S. Government, the Company is entitled to receive progress payments as costs are incurred or milestone payments as work is performed. The U.S. Government has a security interest in the Unbilled Contract Receivables and Inventoried Contract Costs to which progress payments have been applied, and such progress payments are reflected as a reduction of the related amounts. Milestone payments that have been received in excess of contract costs incurred and related estimated profits are reported on the Company’s balance sheet as Advance Payments and Billings in Excess of Costs Incurred.

The Company values its acquired contracts in process in connection with business acquisitions on the date of acquisition at contract value less the Company’s estimated costs to complete the contract and a reasonable profit allowance on the Company’s completion effort commensurate with the profit margin that the Company earns on similar contracts.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Inventories: Inventories, other than Inventoried Contract Costs, are stated at cost (first-in, first-out or average cost), but not in excess of realizable value. A provision for excess or inactive inventory is recorded based upon an analysis that considers current inventory levels, historical usage patterns and future sales expectations.

Property, Plant and Equipment: Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed by applying principally the straight-line method to the estimated useful lives of the related assets. Useful lives range substantially from 10 to 40 years for buildings and improvements and three to 10 years for machinery, equipment, furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. When property or equipment is retired or otherwise disposed of, the net book value of the asset is removed from the Company’s balance sheet and the net gain or loss is included in the determination of operating income. Property, plant and equipment acquired as part of a business acquisition is valued at fair value.

Goodwill: The carrying value of goodwill and indefinite lived identifiable intangible assets are not amortized, but are tested for impairment annually as of November 30 and, additionally on an interim basis, whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The accounting standards for goodwill allow for the assessment of qualitative factors to determine whether it is more likely or not that the fair value of a reporting unit is less than its carrying amount. L-3 did not utilize a qualitative assessment approach for the November 30, 2013 goodwill impairment test, as we chose instead to complete the quantitative two-step testing process for each reporting unit. The first step in the process is to identify any potential impairment by comparing the carrying value of a reporting unit to its fair value. The Company determines the fair value of its reporting units using a discounted cash flows valuation approach. If a potential impairment is identified, the second step is to measure the impairment loss by comparing the implied fair value of goodwill with the carrying value of goodwill of the reporting unit. There were no impairment charges that resulted from the annual impairment assessment or change in circumstances during the years ended December 31, 2013 and 2012. The Company recorded a goodwill impairment charge of $43 million during the year ended December 31, 2011. See Note 7 for additional information on the goodwill impairment charge.

Identifiable Intangible Assets: Identifiable intangible assets represent assets acquired as part of the Company’s business acquisitions and include customer contractual relationships, technology, favorable leasehold interests and trade names. The initial measurement of these intangible assets is based on their fair values. Identifiable intangible assets are: (1) tested for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable and (2) amortized over their estimated useful lives as the economic benefits are consumed. The Company reviews and updates its estimates of the duration of its customer contractual relationships. If such estimates indicate that the duration of the Company’s customer contractual relationships has decreased compared to the estimates made as of the date the Company acquired these intangible assets, then the Company accelerates the amortization period for its customer contractual relationships over their remaining useful economic life.

Derivative Financial Instruments: The Company’s derivative financial instruments include foreign currency forward contracts, which are entered into for risk management purposes, and an embedded derivative representing the contingent interest payment provision related to the CODES.

The Company’s U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors that are denominated in currencies other than their functional currencies. To protect the functional currency equivalent cash flows associated with certain of these contracts, the Company enters into foreign currency forward contracts. The Company’s activities involving foreign currency forward contracts are designed to hedge the changes in the functional currency equivalent cash flows due to movements in foreign exchange rates compared to the functional currency. The foreign currencies hedged are primarily the Canadian dollar, the U.S. dollar, the Euro and the British pound. The Company manages exposure to counterparty non-performance credit

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

risk by entering into foreign currency forward contracts only with major financial institutions that are expected to fully perform under the terms of such contracts. Foreign currency forward contracts are recorded in the Company’s balance sheets at fair value and are generally designated and accounted for as cash flow hedges in accordance with the accounting standards for derivative instruments and hedging activities. Gains and losses on designated foreign currency forward contracts that are highly effective in offsetting the corresponding change in the cash flows of the hedged transactions are recorded net of income taxes in accumulated other comprehensive income (loss) (accumulated OCI) and then recognized in income when the underlying hedged transaction affects income. Gains and losses on foreign currency forward contracts that do not meet hedge accounting criteria are recognized in income immediately.

The embedded derivative related to the issuance of the CODES is recorded at fair value with changes reflected in the Consolidated Statements of Operations.

Translation of Foreign Currency and Foreign Currency Transactions: Transactions in foreign currencies are translated into the local (functional) currency of the respective business at the approximate prevailing rate at the time of the transaction. Foreign exchange transaction gains and losses in the years ended December 31, 2013, 2012 and 2011 are not material to the Company’s results of operations. The operations of the Company’s foreign subsidiaries are translated from the local (functional) currencies into U.S. dollars using weighted average rates of exchange during each reporting period. The rates of exchange at each balance sheet date are used for translating the assets and liabilities of the Company’s foreign subsidiaries. Gains or losses resulting from these translation adjustments are included in the balance sheets as a component of accumulated other comprehensive income (loss).

Accounting Standards Issued and Not Yet Implemented: In July 2013, the FASB issued amendments to an accounting standard which requires an unrecognized tax benefit or portion of an unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except when certain conditions exist. The amendments are effective for the Company for fiscal years beginning after December 15, 2013, including that year’s interim periods. The adoption of this standard will not impact the Company’s financial position, results of operations or cash flows.

3. New Accounting Standards Implemented

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

4. Acquisitions and Divestures

Business Acquisitions

All business acquisitions are included in the Company’s results of operations from their respective acquisition dates.

2013 Business Acquisition

On December 19, 2013, the Company acquired Mustang Technology Group, L.P. (Mustang) business for an aggregate purchase price of $54 million, which was financed with cash on hand. The purchase price is subject to adjustment based on closing date net working capital. Mustang develops and manufactures radar-based sensors and systems used in precision-guided weapons, electronic warfare, unmanned systems and other military applications.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Based on the preliminary purchase price allocations, the aggregate goodwill recognized for this business was $44 million, most of which is expected to be deductible for income tax purposes. The goodwill was assigned to the Electronic Systems reportable segment. The final purchase price allocation is expected to be completed in the second quarter of 2014 and will be based on final purchase price, final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect differences between the preliminary and final purchase price allocations to have a material impact on its results of operations or financial position.

2012 Business Acquisitions

During the year ended December 31, 2012, in separate transactions, the Company acquired three businesses for an aggregate purchase price of $349 million, which were financed with cash on hand. Based on the final purchase price allocations, the aggregate goodwill recognized for these businesses was $278 million, of which $182 million is expected to be deductible for income tax purposes. The goodwill was assigned to the Electronic Systems reportable segment. A description of each business acquisition made by the Company during the year ended December 31, 2012 is listed below:

•

On February 6, 2012, the Company acquired the Kollmorgen Electro-Optical business (named L-3 KEO). L-3 KEO develops and manufactures specialized equipment, including submarine photonics systems and periscopes, ship fire control systems, visual landing aids and ground electro-optical and sensor-cueing systems for the U.S military and allied international governments.

•	On April 13, 2012, the Company acquired the assets and liabilities of MAVCO, Inc. (MAVCO). MAVCO is an audio, video, lighting and broadcast systems integrations business primarily for cruise lines.

•

On August 6, 2012, the Company acquired the commercial aircraft simulation business from Thales Group (named Link Simulation & Training U.K. Limited (Link U.K.)). Link U.K. is a leading manufacturer of flight simulation systems for the commercial aviation market.

The purchase prices and purchase price allocations for L-3 KEO and MAVCO were finalized as of June 28, 2013 and December 31, 2012, respectively, with no significant changes from the preliminary amounts. The Link U.K. purchase price allocation was finalized as of September 27, 2013 based on the results of the final appraisals and valuations of the assets and liabilities acquired and estimated final closing date net working capital. The final purchase price allocations resulted in certain adjustments to the preliminary valuations, the most significant of which included an increase to goodwill of $32 million, which included $4 million for foreign currency translation adjustments, an increase to other liabilities of $17 million, and a decrease of $16 million to contracts in process. The purchase price for Link U.K. was finalized in the fourth quarter of 2013 and resulted in a $6 million final net working capital adjustment that had been previously accrued. As discussed in Note 2, the audited condensed consolidated balance sheet as of December 31, 2012 has been revised for these adjustments in accordance with accounting standards for business combinations.

2011 Business Acquisitions

During the year ended December 31, 2011, in separate transactions, the Company acquired two businesses for an aggregate purchase price of $18 million, which were financed with cash on hand. Based on final purchase price allocations, the aggregate goodwill recognized for these businesses was $19 million, of which $14 million is expected to be deductible for income tax purposes. The goodwill was assigned to the Electronic Systems reportable segment. A description of each business acquisition made by the Company during the year ended December 31, 2011 is listed below:

•

On July 1, 2011, the Company acquired the communications and engineering business of ComHouse Wireless L.P. (ComHouse). The acquired business provides L-3 with cellular wave form modulation technology that can be used to counter improvised explosive devices.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

•

On October 28, 2011, the Company acquired the cargo radiation screening business of Detector Networks International LLC (DNI). The purchase price for DNI is subject to additional, contingent consideration not to exceed $10 million and is based on DNI’s post-acquisition financial performance through December 31, 2014. The Company recorded a $7 million liability on the acquisition date for the fair value of the contingent consideration, which was reduced by $2 million in 2012 and $5 million in 2013 due to lower than expected financial performance.

The purchase prices for ComHouse and DNI are final and the purchase price allocations for these acquisitions were completed with no significant changes from the preliminary amounts.

Business Divestitures

2012 Spin-off of Engility

The Company completed the spin-off of its subsidiary, Engility Holdings, Inc. (Engility), on July 17, 2012. In connection with the spin-off, Engility made a cash distribution of $335 million to L-3. A portion of the proceeds were used to redeem $250 million of the 6 3/8% Senior Subordinated Notes due 2015 (6 3/8% 2015 Notes) on July 26, 2012. There was no gain or loss recognized by L-3 as a result of the spin-off transaction.

Prior to the completion of the spin-off, L-3 and Engility entered into a Distribution Agreement dated July 16, 2012 and several other agreements that govern certain aspects of L-3’s relationship with Engility. These agreements generally provide that each party is responsible for its respective assets, liabilities and obligations, including employee benefits, insurance and tax-related assets and liabilities, following the spin-off, whether accrued or contingent. The agreements also described certain services that L-3 provided to Engility that were substantially completed by December 31, 2013.

L-3 incurred transaction expenses in connection with the spin-off of $19 million ($14 million after income taxes) for the year ended December 31, 2012 and $9 million ($7 million after income taxes) for the year ended December 31, 2011, which have been included in discontinued operations. In addition, L-3 allocated interest expense for debt not directly attributable or related to L-3’s other operations of $14 million and $31 million to discontinued operations for the years ended December 31, 2012 and 2011, respectively. Interest expense was allocated in accordance with the accounting standards for discontinued operations and was based on the ratio of Engility net assets to the sum of: (1) total L-3 consolidated net assets and (2) L-3 consolidated total debt.

Engility’s statement of operations data, which has been classified as discontinued operations, is provided in the table below.

	January 1 to July 17, 2012	Year Ended December 31, 2011
	(in millions)
Product and service revenues	$911	$2,011

Operating income from discontinued operations before income taxes	68	199
Interest expense allocated to discontinued operations	(14)	(31)

Income from discontinued operations before income taxes	$54	$168
Income tax expense	(22)	(64)

Income from discontinued operations, net of income taxes	$32	$104
Net income from discontinued operations attributable to noncontrolling interests	(4)	(3)

Net income from discontinued operations attributable to L-3	$28	$101

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

2011 Business Divestiture

On February 22, 2011, the Company divested the MOI business of Microdyne Corporation (Microdyne), which was within the Electronic Systems segment. The divestiture resulted in a pre-tax loss of $2 million. Microdyne’s annual revenues (approximately $8 million), operating results and net assets were not material for any period presented and, therefore, this divestiture is not reported as a discontinued operation. The net proceeds from the sale are included in investing activities on the Consolidated Statement of Cash Flows.

Unaudited Pro Forma Statements of Operations Data

The following unaudited pro forma Statements of Operations data presents the combined results of the Company and its business acquisitions completed during the years ended December 31, 2013, 2012 and 2011, assuming that the business acquisitions completed during 2013, 2012 and 2011 had occurred on January 1, 2011.

	Year Ended December 31,
	2013	2012	2011
	(in millions, except per share data)
Pro forma net sales	$12,664	$13,278	$13,502
Pro forma income from continuing operations	$787	$790	$880
Pro forma net income attributable to L-3	$778	$812	$972
Pro forma diluted earnings per share from continuing operations	$8.54	$8.03	$8.24
Pro forma diluted earnings per share	$8.54	$8.32	$9.19

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed these acquisitions on the dates indicated above.

5. Contracts in Process

The components of contracts in process are presented in the table below. The unbilled contract receivables, inventoried contract costs and unliquidated progress payments principally relate to contracts with the U.S. Government and prime contractors or subcontractors of the U.S. Government. In connection with contracts in process assumed by the Company in its business acquisitions, the underlying contractual customer relationships are separately recognized as identifiable intangible assets at the date of acquisition, and are discussed and presented in Note 7.

	December 31,
	2013	2012
	(in millions)
Unbilled contract receivables, gross	$2,547	$2,879
Unliquidated progress payments	(1,035)	(1,255)

Unbilled contract receivables, net	1,512	1,624

Inventoried contract costs, gross	1,093	1,101
Unliquidated progress payments	(81)	(128)

Inventoried contract costs, net	1,012	973

Total contracts in process	$2,524	$2,597

Unbilled Contract Receivables. Unbilled contract receivables represent accumulated incurred costs and earned profits on contracts (revenue arrangements), which have been recorded as sales, but have not yet been billed to customers. Unbilled contract receivables arise from the cost-to-cost method of revenue recognition that

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

is used to record sales on certain fixed-price contracts. Unbilled contract receivables from fixed-price type contracts are converted to billed receivables when amounts are invoiced to customers according to contractual billing terms, which generally occur when deliveries or other performance milestones are completed. Unbilled contract receivables also arise from cost-plus type contracts and time-and-material type contracts, for revenue amounts that have not been billed by the end of the accounting period due to the timing of preparation of invoices to customers. The Company believes that approximately 95% of the unbilled contract receivables at December 31, 2013 will be billed and collected within one year.

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

Inventoried Contract Costs. In accordance with contract accounting standards, the Company’s U.S. Government contractor businesses account for the portion of their G&A, IRAD and B&P costs that are allowable and reimbursable indirect contract costs under U.S. Government procurement regulations on their U.S. Government contracts (revenue arrangements) as inventoried contract costs. G&A, IRAD and B&P costs are allocated to contracts for which the U.S. Government is the end customer and are charged to costs of sales when sales on the related contracts are recognized. The Company’s U.S. Government contractor businesses record the unallowable portion of their G&A, IRAD and B&P costs to expense as incurred, and do not include them in inventoried contract costs.

The table below presents a summary of G&A, IRAD and B&P costs included in inventoried contract costs and the changes to them, including amounts charged to cost of sales by the Company’s U.S. Government contractor businesses for the periods presented.

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Amounts included in inventoried contract costs at beginning of the year	$110	$91	$97
IRAD and B&P costs incurred	296	336	327
Other G&A costs incurred	893	891	843

Total contract costs incurred	1,189	1,227	1,170

Amounts charged to cost of sales	(1,161)	(1,208)	(1,176)

Amounts included in inventoried contract costs at end of the year	$138	$110	$91

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The table below presents a summary of selling, general and administrative expenses and research and development expenses for the Company’s commercial businesses, which are expensed as incurred and included in cost of sales on the Consolidated Statements of Operations.

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Selling, general and administrative expenses	$293	$306	$300
Research and development expenses	74	88	73

Total	$367	$394	$373

6. Inventories

Inventories at Lower of Cost or Market. The table below presents the components of inventories at the lower of cost (first-in, first-out or average cost) or realizable value.

	December 31,
	2013	2012
	(in millions)
Raw materials, components and sub-assemblies	$160	$166
Work in process	125	121
Finished goods	74	71

Total	$359	$358

7. Goodwill and Identifiable Intangible Assets

Goodwill. In accordance with the accounting standards for business combinations, the Company records the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition (commonly referred to as the purchase price allocation). As part of the purchase price allocations for the Company’s business acquisitions, identifiable intangible assets are recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired business and sold, transferred, licensed, rented or exchanged. However, the Company does not recognize any intangible assets apart from goodwill for the assembled workforces of its business acquisitions. At December 31, 2013, the Company had approximately 48,000 employees, and the substantial majority of the sales generated by the Company’s businesses are from the productive labor efforts of its employees, as compared to selling manufactured products or right-to-use technology.

Generally, the largest intangible assets from the businesses that the Company acquires are the assembled workforces, which includes the human capital of the management, administrative, marketing and business development, scientific, engineering and technical employees of the acquired businesses. The success of the Company’s businesses, including their ability to retain existing business (revenue arrangements) and to successfully compete for and win new business (revenue arrangements), is primarily dependent on the management, marketing and business development, contracting, engineering and technical skills and knowledge of its employees, rather than on productive capital (plant and equipment, and technology and intellectual property). Additionally, for a significant portion of its businesses, the Company’s ability to attract and retain employees who have U.S. Government security clearances, particularly those of top-secret and above, is critical to its success, and is often a prerequisite for retaining existing revenue arrangements and pursuing new ones. Generally, patents, trademarks and licenses are not material for the Company’s acquired businesses. Furthermore, the Company’s U.S. Government contracts (revenue arrangements) generally permit other

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

companies to use the Company’s patents in most domestic work performed by such other companies for the U.S. Government. Therefore, because intangible assets for assembled workforces are part of goodwill in accordance with the accounting standards for business combinations, the substantial majority of the intangible assets for the Company’s business acquisitions is recognized as goodwill. Additionally, the value assigned to goodwill for the Company’s business acquisitions also includes the value that the Company expects to realize from cost reduction measures that it implements for its acquired businesses.

The table below presents the changes in goodwill allocated to the Company’s reporting units in each reportable segment.

	C3ISR	Electronic Systems	P&LS	NSS	Consolidated Total
	(in millions)
Balance at December 31, 2011	$797	$4,540	$1,169	$966	$7,472

Business acquisitions	—	278	—	—	278
Foreign currency translation(1)	—	18	6	2	26

Balance at December 31, 2012	$797	$4,836	$1,175	$968	$7,776
Business acquisition	—	44	—	—	44
Business disposition	—	(2)	—	—	(2)
Foreign currency translation(1)	—	(3)	(19)	—	(22)

Balance at December 31, 2013	$797	$4,875	$1,156	$968	$7,796

(1)

The changes in goodwill from foreign currency translation adjustments are due to fluctuations in the U.S. dollar and foreign currency exchange rates. The decreases in goodwill presented in Electronic Systems and P&LS segments during 2013 were primarily due to the strengthening of the U.S. dollar against the Canadian dollar and Australian dollar, partially offset by the weakening of the U.S. dollar against the Euro and British pound. Conversely, the increases in goodwill presented in the Electronic Systems, P&LS and NSS segments during 2012 were due to the weakening of the U.S dollar against the Euro, Canadian dollar and the British pound.

The $44 million increase to goodwill for the year ended December 31, 2013 was due to the Mustang business acquisition. The $278 million increase to goodwill for the year ended December 31, 2012 was due to three business acquisitions completed during the year.

As discussed in Note 2, the carrying value of goodwill is tested for impairment annually as of November 30 and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, on an interim basis using a two step process.

The first step of the November 30, 2013 and November 30, 2012 annual impairment tests did not indicate any impairments. The November 30, 2011 annual impairment test did identify an impairment at the Marine Services business, which is now part of the Marine and Power Systems business included in the Electronic Systems segment. The Company performed the second step of the impairment test in accordance with the accounting standards for goodwill to measure the impairment loss and determined that the implied goodwill was $43 million lower than the carrying amount. Accordingly, the Company recorded a non-cash impairment charge of $43 million ($42 million after income taxes, or $0.40 per diluted share) for the impairment of goodwill. The Company’s accumulated goodwill impairment losses were $58 million at December 31, 2013 and 2012, all of which were recorded in the Electronic Systems segment.

Identifiable Intangible Assets. The most significant identifiable intangible asset that is separately recognized for the Company’s business acquisitions is customer contractual relationships. All of the Company’s customer relationships are established through written customer contracts (revenue arrangements). The fair value for customer contractual relationships is determined, as of the date of acquisition, based on estimates and judgments regarding expectations for the estimated future after-tax earnings and cash flows (including cash flows for

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

working capital) arising from the follow-on sales on contract (revenue arrangement) renewals expected from the customer contractual relationships over their estimated lives, including the probability of expected future contract renewals and sales, less a contributory assets charge, all of which is discounted to present value.

Information on the Company’s identifiable intangible assets that are subject to amortization is presented in the table below.

	December 31, 2013				December 31, 2012
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)		(in millions)
Customer contractual relationships	19	$466	$253	$213	$460	$225	$235
Technology	11	168	108	60	164	98	66
Other	17	27	15	12	27	14	13

Total	17	$661	$376	$285	$651	$337	$314

Amortization expense recorded by the Company for its identifiable intangible assets is presented in the table below.

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Amortization expense	$39	$47	$54

Based on gross carrying amounts at December 31, 2013, the Company’s estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2014 through 2018 is presented in the table below.

	Year Ending December 31,
	2014	2015	2016	2017	2018
	(in millions)
Estimated amortization expense	$43	$40	$33	$31	$25

8. Other Current Liabilities and Other Liabilities

The table below presents the components of other current liabilities.

	December 31,
	2013	2012
	(in millions)
Other Current Liabilities:
Accruals for pending and threatened litigation (see Note 19)	$6	$7
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	78	96
Accrued product warranty costs	75	76
Accrued interest	52	53
Deferred revenues	35	35
Estimated contingent purchase price payable for acquired businesses	—	4
Other	137	121

Total other current liabilities	$383	$392

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The table below presents the components of other liabilities.

	December 31,
	2013	2012
	(in millions)
Other Liabilities:
Non-current income taxes payable (see Note 17)	$167	$137
Accrued workers’ compensation	46	57
Deferred compensation	45	43
Accrued product warranty costs	24	23
Notes payable and capital lease obligations	15	24
Estimated contingent purchase price payable for acquired businesses	—	5
Other	99	95

Total other liabilities	$396	$384

9. Property, Plant and Equipment

The table below presents the components of Property, Plant and Equipment.

	December 31,
	2013	2012
	(in millions)
Land	$62	$63
Buildings and improvements	415	407
Machinery, equipment, furniture and fixtures	1,640	1,525
Leasehold improvements	328	322

Gross property, plant and equipment	2,445	2,317
Accumulated depreciation and amortization	(1,406)	(1,301)

Property, plant and equipment, net	$1,039	$1,016

10. Debt

The components of long-term debt and a reconciliation to the carrying amount of long-term debt are presented in the table below.

	December 31,
	2013	2012
	(in millions)
L-3 Communications:
Borrowings under Amended and Restated Revolving Credit Facility(1)	$—	$—
3.95% Senior Notes due 2016	500	500
5.20% Senior Notes due 2019	1,000	1,000
4.75% Senior Notes due 2020	800	800
4.95% Senior Notes due 2021	650	650

Subtotal	2,950	2,950

L-3 Holdings:
3% Convertible Contingent Debt Securities due 2035	689	689

Principal amount of long-term debt	3,639	3,639
Unamortized discounts	(9)	(10)

Carrying amount of long-term debt	$3,630	$3,629

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(1)

During 2013, L-3 Communications’ aggregate borrowings and repayments under the Amended and Restated Revolving Credit Facility were $1,893 million. L-3 Communications had the availability of substantially all of its $1 billion Amended and Restated Revolving Credit Facility at December 31, 2013 and 2012.

L-3 Communications Amended and Restated Revolving Credit Facility

On February 3, 2012, L-3 Communications amended and restated its $1 billion Revolving Credit Facility, which extended the expiration date to February 3, 2017. The terms of the Amended and Restated Revolving Credit Facility are substantially consistent with the terms of this facility prior to its amendment and restatement except that: (1) provisions that previously limited the ability of L-3 Communications to pay dividends, repurchase L-3 Holdings’ common stock and make other distributions with respect to any capital stock were eliminated, (2) a provision that previously limited the ability of L-3 Communications to make investments in L-3 Holdings was made less restrictive and (3) the cost of borrowings, loan commitment fees and letter of credit fees were reduced. In addition, the Amended and Restated Revolving Credit Facility provides for uncommitted incremental revolving facilities and additional term loan facilities in an aggregate principal amount of up to $500 million. Borrowings under the Amended and Restated Revolving Credit Facility bear interest, at L-3 Communications’ option, at either (1) the “base rate” equal to the highest of (a) 0.50% per annum above the latest federal funds rate, (b) the Bank of America “prime rate” (as defined in the Amended and Restated Revolving Credit Facility), and (c) 1.00% per annum above a “Eurodollar Rate” (as defined in the Amended and Restated Revolving Credit Facility), plus a spread ranging from 0.25% to 1.00% per annum, or (2) a “Eurodollar Rate” (as defined in the Amended and Restated Revolving Credit Facility) plus a spread ranging from 1.25% to 2.00% per annum. L-3 Communications pays: (1) commitment fees calculated on the daily amounts of the available unused commitments at a rate ranging from 0.15% to 0.325% per annum, (2) letter of credit fees ranging from 0.675% to 1.20% per annum for commercial and performance letters of credit and (3) letter of credit fees ranging from 1.25% to 2.00% for financial letters of credit. The interest rate spread and the commitment fee rate, in all cases, depend on L-3 Communications’ debt rating at the time of determination. The debt rating is based on the credit ratings as determined by Standard & Poor’s Rating Services, Moody’s Investors Service, Inc. and Fitch Ratings of L-3 Communications’ non-credit enhanced senior, unsecured long-term debt.

L-3 Communications Senior Notes

The Senior Notes are unsecured senior obligations of L-3 Communications. The terms of each outstanding Senior Note are presented in the table below.

Note	Date of Issuance	Amount Issued	Discount (1)	Net Cash Proceeds	Effective Interest Rate	Redemption at Treasury Rate(2)(3)
		(in millions)
3.95% Senior Notes due November 15, 2016	November 22, 2011	$500	$4	$491	4.11%	50 bps
5.20% Senior Notes due October 15, 2019	October 2, 2009	$1,000	$4	$987	5.25%	30 bps
4.75% Senior Notes due July 15, 2020	May 21, 2010	$800	$3	$790	4.79%	25 bps
4.95% Senior Notes due February 15, 2021	February 7, 2011	$650	$4	$639	5.02%	25 bps

(1)	Discounts are recorded as a reduction to the principal amount of the notes and are amortized as interest expense over the term of the notes.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(2)

The Senior Notes may be redeemed at any time prior to their maturity at the option of L-3 Communications, in whole or in part, at a redemption price equal to the greater of (1) 100% of the principal amount, or (2) the present value of the remaining principal and interest payments discounted to the date of redemption, on a semi-annual basis, at the Treasury Rate (as defined in the Senior Indentures), plus the spread indicated in the table above.

(3)

Upon the occurrence of a change in control (as defined in the Senior Indentures), each holder of the notes will have the right to require L-3 Communications to repurchase all or any part of such holder’s notes at an offer price in cash equal to 101% of the aggregate principal amount plus accrued and unpaid interest, if any, to the date of purchase.

Information on the Senior Subordinated Notes redeemed by the Company during the years ended December 31, 2012 and 2011 is presented in the table below.

Note	Redemption Date	Principal Amount Redeemed	Debt Retirement Charge	Redemption Price % of Principal
		(in millions)
6 3⁄8% Senior Subordinated Notes due October 15, 2015	October 15, 2012	$250	$5	101.063%
6 3⁄8% Senior Subordinated Notes due October 15, 2015(1)	July 26, 2012	$250	$8	102.125%
6 3⁄8% Senior Subordinated Notes due October 15, 2015	December 22, 2011	$500	$17	102.125%
5 7⁄8% Senior Subordinated Notes due January 15, 2015	March 9, 2011	$650	$18	101.958%

(1)	In connection with the spin-off, Engility made a cash distribution of $335 million to L-3, a portion of which was used to redeem $250 million of the 6 3/8% 2015 Notes.

L-3 Holdings

In 2005, L-3 Holdings sold $700 million of 3% Convertible Contingent Debt Securities (CODES) due August 1, 2035. Interest is payable semi-annually on February 1 and August 1 of each year. On February 2, 2011, L-3 Holdings repurchased approximately $11 million of the CODES as a result of the exercise by the holders of their contractual right to require L-3 Holdings to repurchase their CODES. Holders of the remaining CODES may require L-3 Holdings to repurchase the CODES, in whole or in part, on February 1, 2016, February 1, 2021, February 1, 2026 and February 1, 2031 at a cash repurchase price equal to 100% of the principal amount of the CODES (plus accrued and unpaid interest, including contingent interest and additional interest, if any). In addition, holders of the CODES may require L-3 Holdings to repurchase the CODES at a repurchase price equal to 100% of the principal amount of the CODES (plus accrued and unpaid interest, including contingent interest and additional interest, if any) if a “fundamental change” (as such term is defined in the indenture governing the CODES) occurs prior to maturity of the CODES. At December 31, 2013 and 2012, the remaining $689 million principal amount of CODES was classified as long-term debt.

In accordance with the provisions of the accounting standard for convertible debt, the Company separately accounts for the liability and equity (conversion option) components of the CODES in a manner that reflects the Company’s non-convertible debt borrowing rate. Through February 1, 2011, the effective interest rate of the CODES was 6.33% and interest expense related to both the contractual coupon interest and amortization of the discount on the liability components. The Company amortized the discount on the liability component of the CODES through February 1, 2011 which was the first date that the holders of the CODES had a contractual right to require L-3 Holdings to repurchase the CODES. Interest expense for the CODES after February 1, 2011 relates only to the contractual coupon interest. Interest expense recognized was $21 million for both years ended December 31, 2013 and 2012, and $23 million for the year ended December 31, 2011, a portion of which was allocated to discontinued operations in 2012 and 2011 as a result of the spin-off of Engility. The carrying amount of the equity components (conversion feature) of the CODES was $64 million at December 31, 2013 and 2012.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The CODES are convertible into cash and shares of L-3 Holdings’ common stock based on a current conversion rate of 11.0813 shares of L-3 Holdings common stock per one thousand dollars in principal amount of the CODES (equivalent to a conversion price of $90.24 per share) only under the following circumstances: (1) prior to August 1, 2033, on any date during any fiscal quarter (and only during such fiscal quarter) beginning after September 30, 2005, if the closing sales price of the common stock of L-3 Holdings is more than 120% of the then current conversion price (currently $108.29) for at least 20 trading days in the 30 consecutive trading-day period ending on the last trading day of the previous fiscal quarter; (2) on or after August, 1, 2033, at all times on or after any date on which the closing sale price of the common stock of L-3 Holdings is more than 120% of the then current conversion price (currently $108.29); (3) if we distribute to all holders of our common stock, rights or warrants (other than pursuant to a rights plan) entitling them to purchase, for a period of 45 calendar days or less, shares of L-3 Holdings’ common stock at a price less than the average closing sales price for the ten trading days preceding the declaration date for such distribution; (4) if we distribute to all holders of our common stock, cash and other assets, debt securities or rights to purchase L-3 Holdings’ securities (other than pursuant to a rights plan), which distribution has a per share value exceeding 10% of the closing sale price of L-3 Holdings common stock on the trading day preceding the declaration date for such distribution; (5) during the five consecutive business-day period following any five consecutive trading-day period in which the average trading price of the CODES was less than 98% of the average of the closing sale price of L-3 Holdings common stock during such five trading day period multiplied by the then current conversion rate; (6) during a specified period if the CODES have been called for redemption; or (7) during a specified period if a “fundamental change” occurs. The conversion rate is subject to adjustments in certain circumstances set forth in the indenture governing the CODES. For the year ended December 31, 2013, the conversion feature of the CODES was dilutive to earnings per share (EPS) (see Note 16).

Upon conversion of the CODES, the settlement amount will be computed as follows: (1) if L-3 Holdings elects to satisfy the entire conversion obligation in cash, L-3 Holdings will deliver to the holder for each one thousand dollars in principal amount of the CODES converted cash in an amount equal to the conversion value; or (2) if L-3 Holdings elects to satisfy the conversion obligation in a combination of cash and common stock, L-3 Holdings will deliver to the holder for each one thousand dollars in principal amount of the CODES converted (x) cash in an amount equal to (i) the fixed dollar amount per one thousand dollars in principal amount of the CODES of the conversion obligation to be satisfied in cash specified in the notice regarding L-3 Holdings’ chosen method of settlement or, if lower, the conversion value, or (ii) the percentage of the conversion obligation to be satisfied in cash specified in the notice regarding L-3 Holdings chosen method of settlement multiplied by the conversion value, as the case may be (the “cash amount”); provided that in either case the cash amount shall in no event be less than the lesser of (a) the principal amount of the CODES converted and (b) the conversion value; and (y) a number of shares of common stock of L-3 Holdings for each of the 20 trading days in the conversion period equal to 1/20th of (i) the conversion rate then in effect minus (ii) the quotient of the cash amount divided by the closing price of common stock of L-3 Holdings for that day (plus cash in lieu of fractional shares, if applicable).

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Holders of the CODES have a right to receive contingent interest payments, which will be paid on the CODES during any six-month period commencing February 1, 2011 in which the trading price of the CODES for each of the five trading days ending on the second trading day preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the CODES. The contingent interest payable per one thousand dollars in principal amount of CODES will equal 0.25% of the average trading price of one thousand dollars in principal amount of CODES during the five trading days ending on the second trading day preceding the first day of the applicable six-month interest period. The contingent interest payment provision has been accounted for as an embedded derivative. The amount assigned to the embedded derivative is adjusted periodically through other income (expense) for changes in its fair value, if any. The change in the fair value of the embedded derivative related to the CODES was $0 for the years ended December 31, 2013, 2012 and 2011.

Guarantees

L-3 Communications

The borrowings under the Amended and Restated Revolving Credit Facility are fully and unconditionally guaranteed by L-3 Holdings and by substantially all of the material 100% owned domestic subsidiaries of L-3 Communications on an unsecured senior basis. The payment of principal and premium, if any, and interest on the Senior Notes is fully and unconditionally guaranteed, on an unsecured senior basis, jointly and severally, by L-3 Communications’ material 100% owned domestic subsidiaries that guarantee any of its other indebtedness.

L-3 Holdings

The payment of principal and premium, if any, and interest on the CODES is fully and unconditionally guaranteed, on an unsecured senior subordinated basis, jointly and severally, by L-3 Communications and its 100% owned domestic subsidiaries that guarantee any of its other liabilities.

Subordination

The guarantees of the Amended and Restated Revolving Credit Facility and the Senior Notes rank senior to the guarantees of the CODES and rank pari passu with each other.

Covenants

Financial and other restrictive covenants. The Amended and Restated Revolving Credit Facility contains financial and other restrictive covenants that limit, among other things, the ability of the subsidiaries of L-3 Communications to borrow additional funds, and the ability of L-3 Communications and its subsidiaries to incur liens, make investments, merge or consolidate or dispose of assets. The Company’s Amended and Restated Revolving Credit Facility contains covenants that require that (1) the Company’s consolidated leverage ratio be less than or equal to 4.0 to 1.0; (2) the Company’s consolidated interest coverage ratio be greater than or equal to 3.0 to 1.0; and (3) the Company’s consolidated senior leverage ratio be less than or equal to 3.5 to 1.0, in each case, as of the end of any fiscal quarter. Calculations of the financial covenants are to exclude, among other things, certain items such as impairment losses on goodwill or other intangible assets, non-cash gains or losses from discontinued operations, gains or losses in connection with asset dispositions, and gains or losses with respect to judgments or settlements in connection with litigation matters. As of December 31, 2013, the Company was in compliance with its financial and other restrictive covenants.

The Senior Indentures contain covenants customary for investment grade notes, including covenants that restrict the ability of L-3 Communications and its 100% owned domestic subsidiaries to create, incur, assume or permit to exist any lien, except permitted liens (as defined in the Senior Indentures) and restrict the ability of L-3 Communications and its subsidiaries to enter into certain sale and leaseback transactions (as defined in the Senior Indentures).

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Cross default provisions. The Amended and Restated Revolving Credit Facility contains cross default provisions that are triggered when a payment default occurs or certain other defaults occur that would allow the acceleration of indebtedness, swap contracts or guarantees of L-3 Holdings, L-3 Communications or its subsidiaries, so long as the aggregate amount of such indebtedness, swap contracts or guarantees is at least $50 million and such defaults (other than payment defaults and defaults that have resulted in acceleration) have not been cured within 10 days. The CODES indenture contains cross acceleration provisions that are triggered when holders of the indebtedness of L-3 Holdings or any of its subsidiaries (or the payment of which is guaranteed by such entities) accelerate at least $50 million in aggregate principal amount of those obligations. The Senior Notes indenture contains a cross acceleration provision that is triggered when a default or acceleration occurs under any indenture or instrument of L-3 Communications or its subsidiaries or the payment of which is guaranteed by L-3 Communications or its subsidiaries in an aggregate amount of at least $100 million.

11. Accumulated Other Comprehensive (Loss) Income

The changes in the accumulated other comprehensive (loss) income (AOCI) balances, net of related tax effects are presented in the table below.

	Foreign currency translation	Unrealized gains (losses) on hedging instruments	Unrecognized (losses) gains and prior service cost, net	Total accumulated other comprehensive loss
	(in millions)
Balance at December 31, 2010	$161	$10	$(427)	$(256)
Period change	(28)	(10)	(160)	(198)

Balance at December 31, 2011	$133	$—	$(587)	$(454)
Period change	34	3	(133)	(96)

Balance at December 31, 2012	$167	$3	$(720)	$(550)
Period change	(25)	(2)	467	440

Balance at December 31, 2013	$142	$1	$(253)	$(110)

The amounts reclassified from AOCI are presented in the table below.

	Foreign currency translation	Unrealized gains (losses) on hedging instruments	Unrecognized (losses) and prior service cost, net	Total accumulated other comprehensive (loss) income
	(in millions)
Balance at December 31, 2012	$167	$3	$(720)	$(550)
Other comprehensive (loss) income before reclassifications, net of tax	(25)	(1)	414	388
Amounts reclassified from other comprehensive (loss) income, net of tax	—	(1)	53	52

Net current period other comprehensive (loss) income	(25)	(2)	467	440

Balance at December 31, 2013	$142	$1	$(253)	$(110)

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Further details regarding the amounts reclassified from AOCI are presented in the table below.

Amount Reclassified from Accumulated Other Comprehensive (Loss) Income
Details About Accumulated Other Comprehensive (Loss) Income Components	Year ended December 31, 2013	Affected Line Item in the Audited Consolidated Statement of Operations
(millions)
Loss on hedging instruments	$(1)	Cost of sales-products

	(1)	Income from continuing operations before income taxes
	—	Provision for income taxes

	$(1)	Income from continuing operations

Amortization of defined benefit pension items:
Net loss	$83	(a)

	83	Income from continuing operations before income taxes
	(30)	Provision for income taxes

	$53	Income from continuing operations

Total reclassification for the period	$52	Income from continuing operations

(a)	Amounts related to pension and postretirement benefit plans were reclassified from AOCI and recorded as a component of net periodic benefit cost (see Note 20 for additional information).

12. Equity

The $1.5 billion share repurchase program authorized on April 26, 2011 by L-3 Holdings’ Board of Directors expired on April 30, 2013. On February 5, 2013, L-3 Holdings’ Board of Directors approved a new share repurchase program that authorizes L-3 Holdings to repurchase up to an additional $1.5 billion of its common stock through June 30, 2015. Repurchases of L-3 Holdings’ common stock under the February 5, 2013 share repurchase program are made at management’s discretion in accordance with applicable U.S. Federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, legal requirements, other investment opportunities (including acquisitions), market conditions and other factors. L-3 Holdings repurchased 8.7 million shares of its common stock at an average price of $91.95 per share for an aggregate amount of $800 million from January 1, 2013 through December 31, 2013. Approximately 2.1 million of the share repurchases, for an aggregate amount of $168 million, were repurchased pursuant to the April 26, 2011 share repurchase program. The remaining share repurchases were made pursuant to the share repurchase program authorized on February 5, 2013. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares.

From January 1, 2014 through February 19, 2014, L-3 Holdings repurchased 928,040 shares of its common stock at an average price of $107.52 per share for an aggregate amount of approximately $100 million. The remaining dollar value of authorization under our February 5, 2013 share repurchase program at February 19, 2014 is $768 million.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

13. Fair Value Measurements

L-3 applies the accounting standards for fair value measurements to all of the Company’s assets and liabilities that are measured and recorded at fair value. Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants. The standards establish a fair value hierarchy that gives the highest priority to observable inputs and the lowest priority to unobservable inputs.

The following table presents the fair value hierarchy level for each of the Company’s assets and liabilities that are measured and recorded at fair value on a recurring basis.

	December 31,
	2013			2012
Description	Level 1(1)	Level 2(2)	Level 3(3)	Level 1(1)	Level 2(2)	Level 3(3)
	(in millions)
Assets
Cash equivalents	$299	$—	$—	$284	$—	$—
Derivatives (foreign currency forward contracts)	—	6	—	—	8	—

Total assets	$299	$6	$—	$284	$8	$—

Liabilities
Derivatives (foreign currency forward contracts)	$—	$5	$—	$—	$3	$—

(1)

Level 1 is based on quoted market prices available in active markets for identical assets or liabilities as of the reporting date. Cash equivalents are primarily held in registered money market funds which are valued using quoted market prices.

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

14. Financial Instruments

At December 31, 2013 and 2012, the Company’s financial instruments consisted primarily of cash and cash equivalents, billed receivables, trade accounts payable, Senior Notes, CODES and foreign currency forward contracts. The carrying amounts of cash and cash equivalents, billed receivables and trade accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The carrying amounts and estimated fair values of the Company’s other financial instruments are presented in the table below.

	December 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Senior Notes(1)	$2,941	$3,121	$2,940	$3,301
CODES(1)	$689	$830	$689	$697
Foreign currency forward contracts(2)	$1	$1	$5	$5

(1)	The Company measures the fair value of its Senior Notes and CODES using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.
(2)

The Company measures the fair values of foreign currency forward contracts based on forward exchange rates. See Note 15 for additional disclosures regarding the notional amounts and fair values of foreign currency forward contracts.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

15. Derivative Financial Instruments

Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. The table below presents the notional amounts of the Company’s outstanding foreign currency forward contracts by currency as of December 31, 2013.

Currency	Notional Amount
(in millions)
Canadian dollar	$137
U.S. dollar	98
Euro	66
British pound	18
Other	2

Total	$321

At December 31, 2013, the Company’s foreign currency forward contracts had maturities through 2018.

The table below presents the fair values and the location of the Company’s derivative instruments in the consolidated balance sheets.

	December 31, 2013				December 31, 2012
	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Foreign currency forward contracts(1)	$5	$1	$3	$2	$4	$4	$2	$1
Derivatives not designated as hedging instruments:
Foreign currency forward contracts(1)	—	—	—	—	—	—	—	—
Embedded derivative related to the CODES	—	—	—	—	—	—	—	—

Total derivative instruments	$5	$1	$3	$2	$4	$4	$2	$1

(1)	See Note 13 for a description of the fair value hierarchy related to the Company’s foreign currency forward contracts.

The effect of gains or losses from foreign currency forward contracts was not material to the consolidated statements of operations for the years ended December 31, 2013 and 2012. At December 31, 2013, the estimated net amount of existing losses that are expected to be reclassified into income within the next 12 months is $1 million.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

16. L-3 Holdings’ Earnings Per Share

A reconciliation of basic and diluted EPS is presented in the table below.

	Year Ended December 31,
	2013	2012	2011
	(in millions, except per share data)
Reconciliation of net income:
Net income	$787	$820	$968
Net income from continuing operations attributable to noncontrolling interests	(9)	(6)	(9)
Net income from discontinued operations attributable to noncontrolling interests	—	(4)	(3)
Net income allocable to participating securities	—	—	(2)

Net income allocable to L-3 Holdings common shareholders	$778	$810	$954

Earnings allocable to L-3 Holdings’ common shareholders:
Continuing operations	$778	$782	$853
Discontinued operations, net of income tax	—	28	101

Net income allocable to L-3 Holdings common shareholders	$778	$810	$954

Earnings per share allocable to L-3 Holdings’ common shareholders:
Basic:
Weighted average common shares outstanding	89.4	96.3	104.4

Basic earnings per share allocable to L-3 Holdings’ common shareholders:
Continuing operations	$8.70	$8.12	$8.17
Discontinued operations, net of income tax	—	0.29	0.97

Basic earnings per share	$8.70	$8.41	$9.14

Diluted:
Common and potential common shares:
Weighted average common shares outstanding	89.4	96.3	104.4
Assumed exercise of stock options	3.9	1.9	2.0
Unvested restricted stock awards	1.8	2.0	1.8
Employee stock purchase plan contributions	0.2	0.3	0.2
Performance unit awards	0.1	0.1	0.1
Assumed purchase of common shares for treasury	(4.5)	(3.0)	(2.9)
Assumed conversion of the CODES(1)	0.2	—	—

Common and potential common shares	91.1	97.6	105.6

Diluted earnings per share allocable to L-3 Holdings’ common shareholders:
Continuing operations	$8.54	$8.01	$8.08
Discontinued operations, net of income tax	—	0.29	0.95

Diluted earnings per share	$8.54	$8.30	$9.03

(1)

L-3 Holdings’ CODES had no impact on diluted EPS for the years ended December 31, 2012 and 2011 because the average market price of L-3 Holdings’ common stock during these periods was less than the price at which the CODES would have been convertible into L-3 Holdings’ common stock. As of December 31, 2013, 2012 and 2011, the conversion prices were $90.24, $91.21 and $96.48, respectively.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The computation of diluted EPS excluded stock options and employee stock purchase plan contributions of 0.9 million and 3.2 million for the years ended December 31, 2013 and 2012, as they were anti-dilutive. In addition, stock options of 3.2 million for the year ended December 31, 2011, were anti-dilutive and excluded from diluted EPS.

17. Income Taxes

Income from continuing operations before income taxes is summarized in the table below.

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Domestic	$890	$927	$897
Foreign	206	235	263

Income from continuing operations before income taxes	$1,096	$1,162	$1,160

The components of the Company’s current and deferred portions of the provision for income taxes on continuing operations are presented in the table below.

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Current income tax provision:
Federal	$185	$197	$77
State and local	35	21	26
Foreign	41	44	69

Subtotal	261	262	172

Deferred income tax provision:
Federal	41	93	97
State and local	—	9	15
Foreign	7	10	12

Subtotal	48	112	124

Total provision for income taxes	$309	$374	$296

A reconciliation of the statutory federal income tax rate to the effective income tax rate on continuing operations of the Company is presented in the table below.

	Year Ended December 31,
	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	2.1	1.7	2.2
Foreign income taxes	(1.6)	(2.0)	(2.6)
Manufacturing benefits	(1.8)	(1.7)	(1.6)
Research and experimentation and other tax credits	(3.4)	(0.5)	(1.1)
Resolution of tax contingencies	(1.0)	(0.9)	(7.7)
Goodwill impairment	—	—	1.2
Other, net	(1.1)	0.6	0.1

Effective income tax rate on continuing operations	28.2%	32.2%	25.5%

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The significant components of the Company’s net deferred tax assets and liabilities are presented in the table below.

	December 31,
	2013	2012
	(in millions)
Deferred tax assets:
Inventoried costs	$52	$33
Compensation and benefits	163	113
Pension and postretirement benefits	207	444
Loss carryforwards	24	20
Tax credit carryforwards	7	9
Other	74	47

Gross deferred tax assets	527	666

Less: valuation allowance	(22)	(19)

Net deferred tax assets	505	647

Deferred tax liabilities:
Goodwill and other intangible assets	$726	$657
Income recognition on contracts in process	61	72
Property, plant and equipment	85	71
Long-term debt-CODES	81	73
Other	65	7

Gross deferred tax liabilities	1,018	880

Total net deferred tax liabilities	$(513)	$(233)

The classification of the Company’s deferred tax assets and liabilities are presented in the table below.

	December 31,
	2013	2012
	(in millions)
Current deferred tax assets	$122	$95
Non-current deferred tax liabilities	(635)	(328)

Total net deferred tax liabilities	$(513)	$(233)

At December 31, 2013, the Company had approximately $26 million of capital loss carryforwards that will expire, if unused, beginning in 2016. The realizability of the $9 million resulting deferred tax asset depends on the Company generating a like amount of capital gains before the losses expire. The Company does not believe that it is more likely than not that it will generate sufficient capital gains during this time period, and has therefore established a full valuation allowance against the capital loss carryforward. The Company also has $6 million of Federal net operating loss carryforwards that expire, if unused, between 2026 and 2030 and are subject to limitations based upon the future taxable income of certain subsidiaries, and $34 million of foreign net operating losses that can be carried forward indefinitely. The Company has established a valuation allowance against the resulting $10 million deferred tax asset because it does not believe that it is more likely than not that the subsidiaries with the net operating losses will generate sufficient taxable income to utilize the losses. In addition, the Company had $124 million of state net operating losses that will expire, if unused, between 2016 and 2033 and $10 million of tax credit carryforwards related to state and foreign research and experimentation credits and investment tax credits that will expire, if unused, beginning in 2014. The Company believes that it

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

will generate sufficient taxable income, of the appropriate character, to utilize $72 million of the state net operating losses and substantially all of the state and foreign credit carryforwards before they expire.

As of December 31, 2013, the total amount of unrecognized tax benefits was $159 million, $92 million of which would reduce the effective income tax rate, if recognized. A reconciliation of the change in unrecognized income tax benefits, excluding potential interest and penalties, is presented in the table below.

	2013	2012	2011
	(in millions)
Balance at January 1	$130	$143	$195
Additions for tax positions related to the current year	16	7	9
Additions for tax positions related to prior years	41	9	33
Reductions for tax positions related to prior years	(8)	(13)	(13)
Reductions for tax positions related to settlements with taxing authorities	—	(1)	(5)
Reduction for tax positions related to prior years as a result of a lapse of statute of limitations	(20)	(15)	(76)

Balance at December 31	$159	$130	$143

The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction, which is the Company’s primary tax jurisdiction, and various state and foreign jurisdictions. The statutes of limitations for the Company’s U.S. Federal income tax returns for the years ended December 31, 2010 through 2012 are open as of December 31, 2013. The U.S. Internal Revenue Service (IRS) commenced audits of the Company’s U.S. Federal income tax returns for 2011 and 2010. The Company cannot predict the outcome of the audits at this time. As of December 31, 2013, the Company anticipates that unrecognized tax benefits will decrease by approximately $8 million over the next 12 months due to the potential resolution of unrecognized tax benefits involving several jurisdictions and tax periods. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.

During the years ended December 31, 2013 and 2012, the statutes of limitations for several of the Company’s tax returns, including its 2009 and 2008 U.S. Federal income tax returns, respectively, as well as certain foreign tax returns expired. As a result, the Company reduced its income tax provision by $10 million in both years ended December 31, 2013 and 2012 for the reversal of previously accrued amounts.

During the year ended December 31, 2011, the Company reached an agreement with the IRS relating to the audit of the Company’s 2006 and 2007 U.S. Federal income tax returns. The Company also reached agreement on several state and foreign audits. As a result of these agreements, the Company reversed previously accrued income tax expense of $12 million, including interest and penalties. In addition, the statutes of limitations for the 2006 and 2007 U.S. Federal income tax returns and certain foreign and state tax returns expired in 2011. As a result, the Company reversed $81 million of previously accrued income tax expense, which included interest and penalties.

As of December 31, 2013 and 2012, current and non-current income taxes payable include accrued potential interest of $11 million ($7 million after income taxes) and $11 million ($6 million after income taxes), respectively, and potential penalties of $8 million and $7 million, respectively. With respect to the interest related items, the Company’s income tax expense included a benefit of $2 million and $6 million for the years ended December 31, 2012 and 2011, respectively.

At December 31, 2013, the Company has not provided deferred U.S. income taxes and foreign withholding taxes for $325 million of undistributed earnings by its non-U.S. subsidiaries as such earnings are intended to be reinvested indefinitely. Quantification of additional taxes that may be payable on distribution is not practicable.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

18. Stock-Based Compensation

Stock-based Compensation Plans. The Company has adopted stock-based compensation plans in order to provide incentives to directors, officers, employees and other individuals providing services to or on behalf of the Company and its subsidiaries. The Company believes that its stock-based compensation awards encourage high levels of performance by individuals who contribute to the success of the Company and enable the Company to attract, retain and reward talented and experienced individuals. This is accomplished by providing eligible individuals with an opportunity to obtain or increase a proprietary interest in the Company and/or by providing eligible individuals with additional incentives to join or remain with the Company. The stock-based compensation plans serve to better align the interests of management and its employees with those of the Company’s shareholders. During the year ended December 31, 2013, the Company awarded stock-based compensation under its Amended and Restated 2008 Long Term Performance Plan (2008 LTPP). Awards under the 2008 LTPP may be granted to any officer or employee of the Company or any of its subsidiaries, non-employee directors, or to any other individual who provides services to or on behalf of the Company or any of its subsidiaries. To date, awards under the 2008 LTPP have been in the form of L-3 Holdings’ restricted stock units, performance units and options to purchase L-3 Holdings’ common stock.

On April 30, 2013, the stockholders of L-3 Holdings approved an amendment to the 2008 LTPP. The principal purpose of the amendment was to increase the number of shares authorized for issuance under the 2008 Plan by 6.5 million shares. In addition, the plan was amended to: (1) include all future equity issuances to non-employee directors under the 2008 LTPP instead of through the L-3 Communications Holdings, Inc. 2008 Directors Stock Incentive Plan (2008 DSIP), a separate equity plan previously used solely for non-employee directors, (2) include revised limits on the amount of annual equity grants to employees and include new limits on the amount of annual equity grants to non-employee directors, and (3) modify the way that shares issued under full value awards (that is, awards other than stock options or stock appreciations rights) granted under the 2008 LTPP are counted for purposes of calculating the number of authorized shares that have been issued, as further described below.

The amendment to the 2008 LTPP increased the number of shares authorized for issuance under the 2008 LTPP to approximately 19.2 million shares. Under the 2008 LTPP, each share of L-3 Holdings’ common stock issued under a full value award granted on or after February 26, 2013 is counted as 3.69 shares for purposes of this share limit. Each share issued under full value awards granted between March 1, 2010 and February 25, 2013 is counted as 2.6 shares for purposes of the share limit. At December 31, 2013, 7.9 million shares of L-3 Holdings’ common stock remained available for future awards under the 2008 LTPP.

The Company’s stock-based compensation by form of award, including stock-based compensation recorded in discontinued operations as a result of the spin-off of Engility, is presented in the table below.

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Stock options	$10	$10	$11
Restricted stock units	41	46	48
Performance units	7	8	5

Total before income taxes	58	64	64
Income taxes	(22)	(24)	(24)

Total after income taxes	36	40	40
Less: Stock based compensation recorded in discontinued operations, net of income taxes	—	1	4

Stock based compensation recorded in continuing operations, net of income taxes	$36	$39	$36

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Engility Spin-off Adjustments. As a result of the spin-off of Engility, effective July 17, 2012, all outstanding stock-based compensation awards related to Engility employees were assumed by Engility. Also in connection with the spin-off, the share amounts for all remaining L-3 outstanding stock options, restricted stock units and performance units, and the strike price for stock options were adjusted to maintain the aggregate intrinsic value at the Engility spin-off date of all grants outstanding on that date, pursuant to the terms of the stock-based compensation plans under which they were issued. Taking into account the change in the value of the Company’s common stock as a result of the distribution of the Engility shares to the Company’s shareholders, the conversion ratio for the remaining stock options, restricted stock units and performance units was 1.043678. For stock options, the net effect of these adjustments was an increase to the stock options outstanding due to the limited number of stock options assumed by Engility for the Engility employees. For restricted stock units, the net effect of these adjustments was a decrease in restricted stock units outstanding as the number of shares assumed by Engility for the Engility employees exceeded the impact of the adjustment for restricted stock units held by L-3 employees. The Engility spin-off adjustments are reflected in the January 1, 2013 share amounts in the stock option, restricted stock unit award and performance award tables below.

Stock Options. The exercise price of stock options granted under the 2008 LTPP may not be less than the fair market value of L-3 Holdings’ common stock on the date of grant. Options expire after 10 years from the date of grant and vest ratably over a three year period on the annual anniversary of the date of grant. All unvested options are subject to forfeiture upon termination of employment (subject to customary exceptions for death or disability). All of the stock option awards issued under the 2008 LTPP are non-qualified stock options for U.S. income tax regulations. The table below presents a summary of the Company’s stock option activity as of December 31, 2013 and changes during the year then ended.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Number of shares under option:
Outstanding at January 1, 2013	4,989.9	$76.57	5.8	$23

Options granted	741.7	77.00
Options exercised	(1,770.4)	73.24
Options forfeited	(78.3)	89.93

Outstanding at December 31, 2013	3,882.9	$77.90	6.2	$112

Vested and expected to vest at December 31, 2013(1)	3,865.9	$77.91	6.2	$112

Exercisable at December 31, 2013	2,420.9	$80.44	4.9	$64

(1)	Represents outstanding options reduced by expected forfeitures for options not fully vested.

The weighted average grant date fair value of the stock options awarded was $12.09, $11.32, and $15.54 for the years ended December 31, 2013, 2012 and 2011, respectively. The aggregate intrinsic value, disclosed in the table above, represents the difference between L-3 Holdings’ closing stock price on the last trading day for the period, and the exercise price, multiplied by the number of in-the-money stock options.

The total intrinsic value of stock options exercised, based on the difference between the L-3 Holdings’ stock price at the time of exercise and the related exercise price, was $32 million, $7 million and $8 million for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013, unrecognized

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

compensation costs related to stock options were $10 million ($6 million after income taxes), which are expected to be recognized over a weighted average remaining period of 1.1 years.

The actual income tax benefit realized related to compensation deductions arising from the exercise of stock options by the Company’s employees totaled $10 million, $2 million and $3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Stock Option Fair Value Estimation Assumptions. The Company estimates the fair value of its stock options at the date of grant using the Black-Scholes option-pricing valuation model. The Company’s valuation model is affected by L-3 Holdings’ stock price as well as weighted average assumptions for a number of subjective variables described below.

•

Expected Holding Period. The expected holding period represents the period of time that granted stock options are expected to be outstanding until they are exercised. The Company uses historical stock option exercise data to estimate the expected holding period.

•	Expected Volatility. Expected volatility is based on L-3 Holdings’ historical share price volatility matching the expected holding period.

•	Expected Dividend Yield. Expected dividend yield is based on L-3 Holdings’ anticipated dividend payments and historical pattern of dividend increases over the expected holding period.

•	Risk-Free Interest Rates. The risk-free interest rates for stock options are based on U.S. Treasuries for a maturity period matching the expected holding period.

Changes in assumptions can materially impact the estimated fair value of stock options. The weighted average assumptions used in the valuation model are presented in the table below.

	2013 Grants	2012 Grants	2011 Grants
Expected holding period (in years)	5.6	5.4	5.2
Expected volatility	26.4%	27.0%	26.4%
Expected dividend yield	3.6%	3.6%	2.8%
Risk-free interest rate	1.0%	1.0%	2.2%

Restricted Stock Units. The Company awards restricted stock units that automatically convert into shares of L-3 Holdings’ common stock upon vesting (in the case of awards granted to employees) or upon the date on which the recipient ceases to be a director (in the case of awards granted to directors). These awards are subject to forfeiture until certain restrictions have lapsed, including a three year cliff vesting period for employees and a one year cliff vesting period for directors, in each case starting on the date of grant. The weighted average grant date fair value of the restricted stock units awarded was $77.12, $70.42 and $80.17 for the years ended December 31, 2013, 2012 and 2011, respectively. The grant date fair value of the restricted stock unit awards is based on L-3 Holdings’ closing stock price at the date of grant, and is generally recognized as compensation expense on a straight-line basis over the vesting period. However, for employees who attain retirement eligibility status prior to the end of the three year cliff vesting period, and who have provided at least one year of service after the date of grant, compensation expense is recognized over the shorter period from the date of grant to the retirement eligibility date. Retirement eligible employees are those employees that have attained the age of 65 and have completed at least five years of service (which service must be continuous through the date of termination except for a single break in service that does not exceed one year in length).

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The table below presents a summary of the Company’s nonvested restricted stock unit awards as of December 31, 2013 and changes during the year then ended.

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested balance at January 1, 2013	1,729.7	$75.64
Granted	606.4	77.12
Vested	(476.4)	85.81
Forfeited	(85.9)	73.60

Nonvested balance at December 31, 2013	1,773.8	$73.51

As of December 31, 2013, total unrecognized compensation costs related to nonvested restricted stock unit awards were $48 million ($30 million after income taxes) and are expected to be recognized over a weighted average remaining period of 1.2 years. The total fair value of restricted stock unit awards vested during the years ended December 31, 2013, 2012 and 2011 as of their vesting dates was $37 million, $44 million and $35 million, respectively.

Performance Units. The Company awards performance units, with each unit having a value at the time of grant equal to a share of L-3 Holdings’ common stock. The number of units ultimately earned can range from zero to 200% of the original award based upon the level of performance achieved by the Company over the associated performance period in relation to pre-determined performance goals. Units earned under the program are converted into shares of L-3 Holdings’ common stock, or are paid in cash based on the closing price of L-3 Holdings’ common stock at the end of the performance period, as determined at the time of grant by the Compensation Committee of the Board of Directors of L-3 Holdings.

During the years ended December 31, 2013, 2012, and 2011, the Company awarded performance units with a weighted average grant date fair value per unit of $77.00, $70.43 and $95.50, respectively. Of these units, (1) all the units granted in 2013 and 2012 and half of the units granted in 2011 have performance conditions based on L-3’s diluted earnings per share (the EPS Element) and (2) half of the units granted in 2011 have performance conditions based on L-3’s total stockholder return relative to a peer group of companies (the TSR Element). The Company did not award any performance units related to the TSR Element in 2013 and 2012. The performance periods for the units began on January 1 of the applicable grant year and end on December 31 of the year corresponding to a three-year performance period. Units based on the EPS Element are payable in shares of L-3 Holdings’ common stock, while units based on the TSR Element are payable in cash. As of December 31, 2013, total unrecognized compensation costs related to the performance units were $6 million ($4 million after income taxes) and are expected to be recognized over a weighted average remaining period of 1.4 years.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The table below presents a summary of the Company’s performance unit awards based on expected performance as of December 31, 2013 and changes during the year then ended.

	Payable in Cash (TSR)		Payable in Shares (EPS)
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)
Outstanding at January 1, 2013	59.3	$106.20	125.6	$71.86
Granted	—	—	61.7	77.00
(Decrease) increase due to expected performance	(33.1)	106.20	59.9	69.04
Vested	(25.3)	106.20	(67.9)	76.82
Forfeited	(0.9)	106.20	(3.8)	69.56

Outstanding at December 31, 2013	—	$—	175.5	$70.84

The performance period for the units awarded in 2011 ended on December 31, 2013. Based on the EPS Element and TSR Element achieved during the performance period, a total of 93,251 performance units having a fair market value of $10.0 million as of their vesting date were earned by the participants on December 31, 2013.

Performance Units Fair Value Assumptions. The TSR Element is initially measured at fair value and subsequently remeasured each reporting period using a Monte Carlo valuation model that incorporates current assumptions, including L-3 Holdings’ stock price and the variables described below.

•	Expected Volatility. Expected volatility is based on L-3 Holdings’ historical share price volatility matching the remaining measurement period.

•	Expected Dividend Yield. Expected dividend yield is based on L-3 Holdings’ anticipated dividend payments and historical pattern of dividend increases over the remaining measurement period.

•	Risk-Free Interest Rate. Risk-free interest rates for the performance units are based on U.S. Treasuries for a maturity matching the remaining measurement period.

Changes in assumptions can materially impact the estimated fair value of the TSR Element from period to period. The weighted average assumptions used in the valuation model as of December 31, 2013 for the 2011 TSR Element are presented in the table below.

2011 Grants
Expected volatility	10.2%
Expected dividend yield	2.2%
Risk-free interest rate	0.02%

Employee Stock Purchase Plan. Effective July 1, 2009, the Company adopted the 2009 Employee Stock Purchase Plan (2009 ESPP). Under the 2009 ESPP, eligible employees are offered options to purchase shares of L-3 Holdings’ common stock at the end of each six-month offering period at 95% of fair market value based on the average of the highest and lowest sales prices for the stock on the purchase date. Eligible employees generally include all employees of the Company and each subsidiary or affiliate of the Company that has been designated to participate in the 2009 ESPP. Offering periods begin on the first trading day in January and July of each calendar year and end on the last trading day in June and December of each calendar year. Share purchases are funded through payroll deductions of up to 10% of an employee’s eligible compensation for each payroll period, or $21,250 each calendar year.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

As of December 31, 2013, 4.6 million shares were available for future issuance under the 2009 ESPP (i.e., excluding the effect of shares issued in January 2014 as described below). In July 2013, the Company issued 0.2 million shares under the 2009 ESPP at an average price of $81.71 per share, which covered employee contributions for the six months ended June 30, 2013. In January 2014, the Company issued 0.2 million shares under the 2009 ESPP at an average price of $101.55 per share, which covered employee contributions for the six months ended December 31, 2013. The 5% discount is not recognized as compensation expense in accordance with the accounting standard for share-based compensation expense.

19. Commitments and Contingencies

Non-Cancelable Operating Leases

The Company leases certain facilities and equipment under agreements expiring at various dates through 2037. Certain leases contain renewal options or escalation clauses providing for increased rental payments based upon maintenance, utility and tax increases. No lease agreement imposes a restriction on the Company’s ability to pay dividends, engage in debt or equity financing transactions, or enter into further lease agreements.

The following table presents future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year at December 31, 2013.

	Real Estate	Equipment	Total
		(in millions)
2014	$145	$9	$154
2015	88	5	93
2016	72	3	75
2017	65	1	66
2018	53	1	54
Thereafter	110	—	110

Total minimum payments required	533	19	552
Less: Sublease rentals under non-cancelable leases	4	—	4

Net minimum payments required	$529	$19	$548

Rent expense was $141 million for 2013, $145 million for 2012, and $140 million for 2011. Sublease rental income was $6 million for 2013 and $5 million for both 2012 and 2011.

Letters of Credit

The Company enters into standby letters of credit with financial institutions covering performance and financial guarantees pursuant to contractual arrangements with certain customers. The Company had total outstanding letters of credit aggregating to $634 million and $504 million at December 31, 2013 and 2012, respectively. The letters of credit reduced the availability under the Amended and Restated Revolving Credit Facility by less than $1 million at December 31, 2013 and 2012, respectively. These letters of credit may be drawn upon in the event of the Company’s nonperformance.

Guarantees

The Company, from time to time, enters into contractual guarantees that arise in connection with its business acquisitions, dispositions, and other contractual arrangements in the normal course of business.

In connection with the spin-off of Engility, L-3 entered into a Distribution Agreement and several other agreements that govern certain aspects of L-3’s relationship with Engility, including employee matters, tax matters, transition services, and the future supplier/customer relationship between L-3 and Engility. These

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

The Company has two existing real estate lease agreements, which include residual guarantee amounts, expiring on August 31, 2015 and are accounted for as operating leases. On or before the lease expiration date, the Company can exercise options under the lease agreements to renew the leases, purchase both properties for $28 million, or sell both properties on behalf of the lessor (the “Sale Option”). If the Company elects the Sale Option, the Company must pay the lessor a residual guarantee amount of $23 million for both properties, on or before the lease expiration date. In addition, at the time both properties are sold, the Company must pay the lessor a supplemental rent payment equal to the gross sales proceeds in excess of the residual guarantee, provided that such amount shall not exceed $5 million. For these real estate lease agreements, if the gross sales proceeds are less than the sum of the residual guarantee amount and the supplemental rent payment, the Company is required to pay a supplemental rent payment to the extent the reduction in the fair value of the properties is demonstrated by an independent appraisal to have been caused by the Company’s failure to properly maintain the properties. The aggregate residual guarantee amounts equal $23 million and are included in the future minimum payments under non-cancelable real estate operating lease payments relating to the expiration dates of such leases.

The Company has a contract to provide and operate a full-service training facility for the U.S. Air Force (USAF), including simulator systems adjacent to a USAF base in Oklahoma. The Company acted as the construction agent on behalf of the third-party owner-lessors for procurement and construction for the simulator systems, which were completed and delivered in August 2002. The Company, as lessee, entered into operating lease agreements for a term of 15 years for the simulator systems with the owner-lessors. At the end of the lease term, the Company may elect to purchase the simulator systems at fair market value, which can be no less than $7 million and no greater than $21 million. If the Company does not elect to purchase the simulator systems on the date of expiration (during the first quarter of 2018), the Company shall pay to the lessor, as additional rent, $7 million and return the simulator systems to the lessors.

Environmental Matters

Management continually assesses the Company’s obligations with respect to applicable environmental protection laws, including those obligations assumed in connection with certain business acquisitions. While it is difficult to determine the timing and ultimate cost to be incurred by the Company in order to comply with these laws, based upon available internal and external assessments, with respect to those environmental loss contingencies of which management is aware, the Company believes that there are no environmental loss contingencies that, individually or in the aggregate, would be material to the Company’s consolidated results of operations. The Company accrues for these contingencies when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

Procurement Regulations

A substantial majority of the Company’s revenues are generated from providing products and services under legally binding agreements or contracts with U.S. Government and international government customers. U.S.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Government contracts are subject to extensive legal and regulatory requirements, and from time to time, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. The Company is currently cooperating with the U.S. Government on several investigations from which civil, criminal or administrative proceedings have or could result and give rise to fines, penalties, compensatory and treble damages, restitution and/or forfeitures. The Company does not currently anticipate that any of these investigations will have a material adverse effect, individually or in the aggregate, on its consolidated financial position, results of operations or cash flows. However, under U.S. Government regulations, an indictment of the Company by a federal grand jury, or an administrative finding against the Company as to its present responsibility to be a U.S. Government contractor or subcontractor, could result in the Company being suspended for a period of time from eligibility for awards of new government contracts or task orders or in a loss of export privileges. A conviction, or an administrative finding against the Company that satisfies the requisite level of seriousness, could result in debarment from contracting with the federal government for a specified term. In addition, all of the Company’s U.S. Government contracts: (1) are subject to audit and various pricing and cost controls, (2) include standard provisions for termination for the convenience of the U.S. Government or for default, and (3) are subject to cancellation if funds for contracts become unavailable. International government contracts generally include comparable provisions relating to terminations for convenience and default, as well as other procurement clauses relevant to the international government.

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

In accordance with the accounting standard for contingencies, the Company records a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are disclosed in Note 8. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At December 31, 2013, the Company did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. The Company believes it has recorded adequate provisions for its litigation matters. The Company reviews these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. While it is reasonably possible that an unfavorable outcome may occur in one or more of the following matters, unless otherwise stated below, the Company believes that it is not probable that a loss has been incurred in any of these matters. With respect to the litigation matters below for which it is reasonably possible that an unfavorable outcome may occur, an estimate of loss or range of loss is disclosed when such amount or amounts can be reasonably estimated. Although the Company believes that it has valid defenses with respect to legal matters and investigations pending against it, the results of litigation can be difficult to predict, particularly those involving jury trials. Accordingly, our current judgment as to the likelihood of our loss (or our current estimate as to the potential range of loss, if applicable) with respect to any particular litigation matter may turn out to be wrong. Therefore, it is possible that the financial position, results of operations or cash flows of the Company could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these or other contingencies.

Kalitta Air. On January 31, 1997, a predecessor of Kalitta Air filed a lawsuit in the U.S. District Court for the Northern District of California (the trial court) asserting, among other things, negligence and negligent misrepresentation against Central Texas Airborne Systems, Inc. (CTAS), a predecessor to L-3 Integrated Systems

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(L-3 IS), in connection with work performed by a predecessor to CTAS to convert two Boeing 747 aircraft from passenger configuration to cargo freighters. CTAS’ insurance carrier has accepted defense of this matter and has retained counsel, subject to a reservation of rights by the insurer to dispute its obligations under the applicable insurance policies in the event a judgment is ultimately rendered against CTAS. The work at issue in the lawsuit was performed using Supplemental Type Certificates (STCs) issued in 1988 by the Federal Aviation Administration (FAA). In 1996, following completion of the work, the FAA issued an airworthiness directive with respect to the STCs that effectively grounded the aircraft. Following two jury trials (in which Kalitta Air did not prevail) and related appeals to the U.S. Court of Appeals for the Ninth Circuit (the Court of Appeals), a third jury trial for this matter began on October 31, 2011, during which Kalitta Air sought damages of approximately $235 million plus an unspecified amount of pre-judgment interest that, in other contexts, has been claimed by Kalitta Air to exceed $240 million. Following the completion of the third trial on November 30, 2011, the jury rendered a verdict in favor of CTAS, finding no negligence on the part of CTAS. The trial court entered a judgment upon the verdict on March 20, 2012. Kalitta Air filed an appeal of the judgment with the Court of Appeals on July 23, 2012. The Court of Appeals ruled against Kalitta Air and affirmed the trial court’s judgment on November 25, 2013. Kalitta Air subsequently filed a motion for a rehearing of its appeal, which was denied by the Court of Appeals on January 8, 2014.

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

20. Pensions and Other Employee Benefits

The Company maintains multiple pension plans, both contributory and non-contributory, covering employees at certain locations. Eligibility for participation in these plans varies and benefits are generally based on the participant’s compensation and/or years of service. The Company’s funding policy is generally to contribute in accordance with cost accounting standards that affect government contractors, subject to the Internal Revenue Code and regulations thereon. Plan assets are invested primarily in listed stocks, mutual funds, corporate bonds, U.S. Government obligations and U.S. Government agency obligations.

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

In accordance with accounting standards for employee pension and postretirement benefits, the Company recognizes the unfunded status of its pension and postretirement benefit plans in the consolidated financial statements and measures its pension and postretirement benefit plan assets and benefit obligations as of December 31.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table summarizes changes in the benefit obligations, the plan assets and funded status for all of the Company’s pension and postretirement benefit plans, as well as the aggregate balance sheet impact.

	Pension Plans		Postretirement Benefit Plans
	2013	2012	2013	2012
	(in millions)
Change in benefit obligation:
Benefit obligation at the beginning of the year	$3,222	$2,679	$218	$216
Service cost	126	113	4	4
Interest cost	132	134	7	10
Plan participants’ contributions	2	2	4	4
Amendments	14	—	—	(5)
Obligation assumed in connection with a business acquisition(1)	—	29	—	3
Actuarial (gain) loss	(402)	358	(23)	(2)
Foreign currency exchange rate changes	(21)	8	(3)	1
Curtailments, settlements and special termination benefits	3	3	—	1
Benefits paid	(103)	(104)	(13)	(14)

Benefit obligation at the end of the year	$2,973	$3,222	$194	$218

Change in plan assets:
Fair value of plan assets at the beginning of the year	$2,026	$1,712	$47	$42
Actual return on plan assets	394	215	9	4
Assets acquired in connection with a business acquisition(1)	—	29	—	—
Employer contributions	105	173	8	11
Plan participants’ contributions	2	2	4	4
Foreign currency exchange rate changes	(21)	6	—	—
Transfers(2)	—	(7)	—	—
Benefits paid	(103)	(104)	(13)	(14)

Fair value of plan assets at the end of the year	$2,403	$2,026	$55	$47

Unfunded status at the end of the year	$(570)	$(1,196)	$(139)	$(171)

Assets and (liabilities) recognized in the consolidated balance sheets consist of:
Non-current assets	$35	$9	$—	$—
Current liabilities	(8)	(7)	(9)	(9)
Non-current liabilities	(597)	(1,198)	(130)	(162)

	$(570)	$(1,196)	$(139)	$(171)

(1)	Represents pension and postretirement plan obligations and pension plan assets assumed/acquired during 2012 as part of the L-3 KEO business acquisition.

(2)

Represents assets related to various supplemental executive retirement plans that had previously been classified as pension plan assets; however, such assets are not held by the plans and are now classified as other assets.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The table below summarizes the net loss and prior service cost balances at December 31, in the accumulated other comprehensive loss account, before related tax effects, for all of the Company’s pension and postretirement benefit plans.

	Pension Plans		Postretirement Benefit Plans
	2013	2012	2013	2012
	(in millions)
Net loss (gain)	$425	$1,146	$(9)	$21
Prior service cost (credit)	1	(12)	(8)	(10)

Total amount recognized	$426	$1,134	$(17)	$11

The aggregate accumulated benefit obligation (ABO) for all of the Company’s pension plans was $2,657 million at December 31, 2013 and $2,783 million at December 31, 2012. The table below presents information for the pension plans with an ABO in excess of the fair value of plan assets at December 31, 2013 and 2012.

	Pension Plans
	2013	2012
	(in millions)
Projected benefit obligation	$2,408	$3,177
Accumulated benefit obligation	2,115	2,743
Fair value of plan assets	1,815	1,975

The table below summarizes the weighted average assumptions used to determine the benefit obligations for the Company’s pension and postretirement plans disclosed at December 31, 2013 and 2012.

	Pension Plans		Postretirement Benefit Plans
	2013	2012	2013	2012
Benefit obligations:
Discount rate	5.03%(1)	4.15%(1)	4.43%(2)	3.37%(2)
Rate of compensation increase	3.50%(3)	3.56%(3)	3.50%(3)	3.59%(3)

(1)

The weighted average discount rate assumptions used at December 31, 2013 and 2012 were comprised of separate assumptions determined by country of 5.1% and 4.2% for the U.S. based plans, 4.7% and 3.9% for the Canadian based plans and 3.5% and 3.4% for the German based plans.

(2)

The weighted average discount rate assumptions used at December 31, 2013 and 2012 were comprised of separate assumptions determined by country of 4.4% and 3.3% for the U.S. based plans and 4.6% and 3.7% for the Canadian based plans.

(3)

The weighted average rate of compensation increase assumptions were comprised of separate assumptions determined by country of 3.5% for the U.S. based plans at both December 31, 2013 and 2012 and 3.5% and 4.0% for the Canadian based plans at December 31, 2013 and 2012.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans for the years ended December 31, 2013, 2012 and 2011.

	Pension Plans			Postretirement Benefit Plans
	2013	2012	2011	2013	2012	2011
	(in millions)
Components of net periodic benefit cost:
Service cost	$126	$113	$106	$4	$4	$5
Interest cost	132	134	128	7	10	10
Expected return on plan assets	(164)	(145)	(139)	(4)	(3)	(2)
Amortization of prior service cost (credits)	1	1	1	(3)	(3)	(3)
Amortization of net loss	83	69	49	2	1	1
Curtailment or settlement loss	3	7	—	—	1	—

Net periodic benefit cost	$181	$179	$145	$6	$10	$11

The following table summarizes the other changes in plan assets and benefit obligations recognized in other comprehensive income for the Company’s pension and postretirement benefit plans for the years ended December 31, 2013, 2012 and 2011.

	Pension Plans			Postretirement Benefit Plans
	2013	2012	2011	2013	2012	2011
	(in millions)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss	$(637)	$287	$266	$(29)	$(3)	$10
Prior service cost (credit)	14	(1)	2	—	(5)	—
Amortization of net loss	(83)	(69)	(49)	(2)	(1)	(1)
Amortization of prior service (cost) credit	(1)	(1)	(1)	3	3	3

Total recognized in other comprehensive income	(707)	216	218	(28)	(6)	12

Total recognized in net periodic benefit cost and other comprehensive income	$(526)	$395	$363	$(22)	$4	$23

The following table summarizes the amounts expected to be amortized from accumulated other comprehensive income (loss) and recognized as components of net periodic benefit costs during 2014.

	Pension Plans	Postretirement Benefit Plans	Total
	(in millions)
Net loss (gain)	$17	$(1)	$16
Prior service cost (credit)	2	(2)	—

	$19	$(3)	$16

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The table below summarizes the weighted average assumptions used to determine the net periodic benefit cost for the years ended December 31, 2013, 2012 and 2011.

	Pension Plans			Postretirement Benefit Plans
	2013	2012	2011	2013	2012	2011
Discount rate	4.15%(1)	5.02%(1)	5.57%(1)	3.37%(4)	4.71%(4)	5.40%(4)
Expected long-term return on plan assets	8.13%(2)	8.15%(2)	8.57%(2)	7.64%	7.64%	6.20%
Rate of compensation increase	3.50%(3)	4.06%(3)	4.50%(3)	3.50%	4.09%	4.50%

(1)

The weighted average discount rate assumptions used for the years ended December 31, 2013, 2012, and 2011 were comprised of separate assumptions determined by country of 4.2%, 5.1% and 5.6% for the U.S. based plans, 3.9%, 4.4% and 5.4% for the Canadian based plans and 3.4%, 5.1%, and 5.4% for the German based plans, respectively.

(2)

The weighted average expected long-term return on plan assets assumptions used were comprised of separate assumptions determined by country of 8.25% for the U.S. based plans for the year ended December 31, 2013, 2012 and 2011 and 7.25% for the year ended December 31, 2013 and 7.5% for the years ended December 31, 2012 and 2011 for the Canadian based plans.

(3)

The weighted average rate of compensation increase assumptions used for the year ended December 31, 2013 were comprised of separate assumptions determined by country of 3.5% for both the U.S and Canadian based plans. The rate of compensation increase assumptions were 4.0% for the U.S based plans and 4.5% for the Canadian based plans for the year ended December 31, 2012. The rate of compensation increase assumptions were 4.5% for both the U.S. and Canadian based plans for the year ended December 31, 2011.

(4)

The weighted average discount rate assumptions used for the years ended December 31, 2013, 2012 and 2011 were comprised of separate assumptions determined by country of 3.3%, 4.8% and 5.4% for the U.S. based plans and 3.7%, 4.3% and 5.4% for the Canadian based plans, respectively.

The expected long-term return on plan assets assumption represents the average rate that the Company expects to earn over the long-term on the assets of the Company’s benefit plans, including those from dividends, interest income and capital appreciation. The Company utilizes a third-party consultant to assist in the development of the expected long-term return on plan assets, which is based on expectations regarding future long-term rates of return for the plans’ investment portfolio, with consideration given to the allocation of investments by asset class and historical rates of return for each individual asset class. The Company utilizes a building block methodology that utilizes historical and forward looking rates of return for each asset class and takes into account expected returns above inflation and risk premium. These long-term rates of return are then applied to the target portfolio allocations that are generally aligned with the actual asset allocations of our plans to develop the expected long-term rate of return.

The annual increase in cost of benefits (health care cost trend rate) is assumed to be an average of 8.0% in 2014 and is assumed to gradually decrease to a rate of 5.0% in 2020 and thereafter. Health care cost trend assumptions are based on (1) observed or expected short term rates of increase for different types of health models based on actual claims experience and benchmarking, and (2) a reasonable estimate of an appropriate, sustainable level of health care cost trend in the future, weighting factors that influence trend primarily price inflation and cost leveraging benefit plan features. Assumed health care cost trend rates have a significant effect on amounts reported for postretirement medical benefit plans. A one percentage point change in the assumed health care cost trend rates would have the following effects:

	1 percentage point
	Increase	Decrease
	(in millions)
Effect on total service and interest cost	$1	$—
Effect on postretirement benefit obligations	9	(7)

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Plan Assets. The Company’s Benefit Plan Committee (Committee) has the responsibility to formulate the investment policies and strategies for the plans’ assets. The Committee structures the investment of plan assets to achieve the following goals: (1) maximize the plans’ long-term rate of return on assets for an acceptable level of risk; and (2) limit the volatility of investment returns and consequent impact on the plans’ assets. In the pursuit of these goals, the Committee has formulated the following investment policies and objectives: (1) invest assets of the plans in a manner consistent with the fiduciary standards of the Employee Retirement Income Security Act of 1974 (ERISA); (2) preserve the plans’ assets; (3) maintain sufficient liquidity to fund benefit payments and pay plan expenses; (4) evaluate the performance of investment managers; and (5) achieve, on average, a minimum total rate of return equal to the established benchmarks for each asset category.

The Committee retains a professional investment consultant to advise the Committee and help ensure that the above policies and strategies are met. The Committee does not actively manage the day to day operations and selection process of individual securities and investments, as it retains the professional services of qualified investment management organizations to fulfill those tasks. Qualified investment management organizations are evaluated on several criteria for selection, with a focus on the investment management organizations’ demonstrated capability to achieve results that will meet or exceed the investment objectives they have been assigned and conform to the policies established by the Committee. While the investment management organizations have investment discretion over the assets placed under their management, the Committee provides each investment manager with specific investment guidelines relevant to its asset class.

The Committee has established the allowable range that the plans’ assets may be invested in for each major asset category. In addition, the Committee has established guidelines regarding diversification within asset categories to limit risk and exposure to a single or limited number of securities. The investments of the plans’ include a diversified portfolio of both equity and fixed income investments. Equity investments are further diversified across U.S. and non-U.S. stocks, small to large capitalization stocks, and growth and value stocks. Fixed income assets are diversified across U.S. and non-U.S. issuers, corporate and governmental issuers, and credit quality. The plan also invests in real estate through publicly traded real estate securities. Derivatives may be used only for hedging purposes or to create synthetic long positions. The plans are prohibited from directly owning commodities, unregistered securities, restricted stock, private placements, or interest in oil, gas, mineral exploration, or other development programs. Further, short selling or utilizing margin buying for investment purposes is prohibited.

The table below presents the allowable range for each major category of the plans’ assets at December 31, 2013 as well as the Company’s pension plan and postretirement benefit plan weighted-average asset allocations at December 31, 2013 and 2012, by asset category.

	U.S.			Canada
Asset Category	2013 and 2012 Range	2013	2012	2013 Range	2013	2012 Range	2012
Domestic equity(1)	30%-60%	54%	51%	10%-25%	20%	15%-30%	19%
International equity(2)	10%-20%	11	10	30%-60%	49	20%-50%	46
Fixed income securities	20%-40%	22	29	20%-60%	28	25%-55%	32
Real estate securities	0%-15%	6	8	—	—	—	—
Other, primarily cash and cash equivalents	0%-15%	7	2	0%-15%	3	0%-15%	3

Total		100%	100%		100%		100%

(1)	Domestic equities for Canadian plans refers to equities of Canadian companies.

(2)	International equities for Canadian plans includes equities of U.S. companies.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Committee regularly monitors the investment of the plans’ assets to ensure that the actual investment allocation remains within the established range. The Committee also regularly measures and monitors investment risk through ongoing performance reporting and investment manager reviews. Investment manager reviews include assessing the managers’ performance versus the appropriate benchmark index both in the short and long-term period, performance versus peers, and an examination of the risk the managers assumed in order to achieve rates of return.

The table below presents the fair value of the Company’s pension plans’ assets at December 31, 2013 and 2012, by asset category segregated by level within the fair value hierarchy, as described below.

	U.S. Pension Plans’ Assets				Canadian Pension Plans’ Assets
	Fair Value Measured at December 31, 2013				Fair Value Measured at December 31, 2013
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Equity securities(1):
U.S. Equity	$1,141	$—	$—	$1,141	$54	$18	$—	$72
International Equity	79	146	—	225	117	18	—	135
Fixed Income — Investment Grade(2)	216	135	—	351	—	82	—	82
Fixed Income — High Yield(3)	—	118	—	118	—	—	—	—
Real Estate Investment Trusts(4)	118	—	—	118	—	—	—	—
Other(5)	—	150	—	150	6	5	—	11

Total	$1,554	$549	$—	$2,103	$177	$123	$—	$300

	Fair Value Measured at December 31, 2012				Fair Value Measured at December 31, 2012
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Equity securities(1):
U.S. Equity	$893	$—	$—	$893	$43	$13	$—	$56
International Equity	67	117	—	184	98	21	—	119
Fixed Income — Investment Grade(2)	194	197	—	391	—	88	—	88
Fixed Income — High Yield(3)	—	105	—	105	—	—	—	—
Real Estate Investment Trusts(4)	138	—	—	138	—	—	—	—
Other(5)	—	42	—	42	3	7	—	10

Total	$1,292	$461	$—	$1,753	$144	$129	$—	$273

(1)

Equity securities consist of investments in common stock of U.S. and international companies. The fair value of equity securities is based on quoted market prices available in active markets at the close of a trading day, primarily the New York Stock Exchange (NYSE), National Association of Securities Dealers Automated Quotations (NASDAQ), and various international exchanges. The Level 2 investment balance is derived from a regulated commingled equity trust fund, which fair value is based on the net asset value (NAV) at the end of each month. The NAV is calculated by the fund manager based on the fair value of the fund’s holdings, primarily equity securities traded in active markets, determined as of the end of each month. Withdrawals are permitted monthly based on NAV.

(2)

Approximately 62% in 2013 and 50% in 2012 of U.S. plan assets that are invested in the Fixed Income — Investment Grade asset category consist of a mutual fund offered by a registered investment company (the “Fund”). The Fund invests in investment grade fixed income securities, mortgaged-backed securities, U.S. treasury and agency bonds and corporate bonds. This Fund is classified by the Company as a Level 1 measurement within the fair value hierarchy, as the mutual fund trades on an active market and daily, quoted prices are available. The remaining 38% of U.S. plan assets in 2013 are primarily investment grade corporate bonds from various industries held directly by the Company. The fair values of these investments are based on yields currently available on comparable bonds of issuers with similar credit ratings, quoted prices of similar bonds in an active market, or cash flows based on observable inputs. The remaining 50% of U.S. plan assets in 2012 and all of the Canadian plan assets for both 2013 and 2012 are

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

invested in regulated commingled equity trust funds (the “Bond Funds”). As these Bond Funds do not trade in an active market, the fair value is based on NAVs calculated by fund managers based on yields currently available on comparable bonds of issuers with similar credit ratings, quoted prices of similar bonds in an active market, or cash flows based on observable inputs and classified as Level 2. Withdrawals are permitted monthly based on NAV.

(3)

Fixed Income — High Yield consists of investments in corporate high-yield bonds from various industries. The fair values of these investments are based on yields currently available on comparable bonds of issuers with similar credit ratings, quoted prices of similar bonds in an active market, or cash flows based on observable inputs.

(4)	Real Estate Investment Trusts (REITs) consist of securities that trade on the major exchanges and invest directly in real estate, either through properties or mortgages.

(5)

Other consists primarily of (1) cash equivalents maintained in commingled trust funds, which invest primarily in short term, high quality money market securities such as government obligations, commercial paper, time deposits and certificates of deposit, and are classified as Level 2, and (2) cash, which is classified as Level 1.

The table below presents the fair value of the Company’s postretirement benefit plans’ assets at December 31, 2013 and 2012, by asset category segregated by level within the fair value hierarchy, as described below.

	Postretirement Benefit Plans’ Assets
	Fair Value Measured at December 31, 2013				Fair Value Measured at December 31, 2012
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Equity securities(1):
U.S. Equity	$23	$—	$—	$23	$27	$—	$—	$27
International Equity	1	2	—	3	1	1	—	2
Fixed Income — Investment Grade(2)	21	2	—	23	11	3	—	14
Fixed Income — High Yield(3)	—	2	—	2	—	1	—	1
Real Estate Investment Trusts(4)	2	—	—	2	2	—	—	2
Other(5)	—	2	—	2	—	1	—	1

Total	$47	$8	$—	$55	$41	$6	$—	$47

(1)

Equity securities consist of investments in common stock of U.S. and international companies. The fair value of equity securities is based on quoted market prices available in active markets at the close of a trading day, primarily the NYSE, NASDAQ, and various international exchanges. The Level 2 investment balance is derived from a regulated commingled equity trust fund, which fair value is based on NAV at the end of each month. The NAV is calculated by the fund manager based on the fair value of the fund’s holdings, primarily equity securities traded in active markets, determined as of the end of each month. Withdrawals are permitted monthly based on NAV.

(2)

Approximately 91% in 2013 and 79% in 2012 of the postretirement benefit plan assets that are invested in the Fixed Income — Investment Grade asset category consist of a mutual fund offered by the Fund. The Fund invests in investment grade fixed income securities, mortgaged-backed securities, U.S. treasury and agency bonds and corporate bonds. This Fund is classified by the Company as a Level 1 measurement within the fair value hierarchy as the mutual fund trades on an active market and daily, quoted prices are available. The remaining 9% of postretirement benefit plan assets in 2013 are primarily investment grade corporate bonds from various industries held directly by the Company. The fair values of these investments are based on yields currently available on comparable bonds of issuers with similar credit ratings, quoted prices of similar bonds in an active market, or cash flows based on observable inputs. The remaining 21% in 2012 of the postretirement benefit plan assets are invested in the Bond Fund. As the Bond Fund does not trade in an active market, the fair value is based on NAV’s calculated by the fund manager based on yields currently available on comparable bonds of issuers with similar credit ratings, quoted prices of similar bonds in an active market, or cash flows based on observable inputs and classified as Level 2. Withdrawals are permitted monthly based on NAV.

(3)

Fixed Income — High Yield consists of investments in corporate high-yield bonds from various industries. The fair values of these investments are based on yields currently available on comparable bonds of issuers with similar credit ratings, quoted prices of similar bonds in an active market, or cash flows based on observable inputs.

(4)	REITs consist of securities that trade on the major exchanges and invest directly in real estate, either through properties or mortgages.

(5)

Other consists primarily of cash equivalents maintained in commingled trust funds, which invest primarily in short term, high quality money market securities such as government obligations, commercial paper, time deposits and certificates of deposit, and are classified as Level 2.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Contributions. The funding policy for the Company’s pension and postretirement benefit plans is to contribute at least the minimum required by applicable laws and regulations or to directly make benefit payments where appropriate. The Company makes voluntary, additional contributions to the pension plans depending on a number of factors, including operating cash flow levels, alternative uses for excess cash and the plans’ funded status. At December 31, 2013, all legal funding requirements had been met. For the year ending December 31, 2014, the Company currently expects to contribute between approximately $97 million and $108 million to its pension plans, and approximately $10 million to its postretirement benefit plans.

Estimated Future Benefit Payments. The following table presents expected pension and postretirement benefit payments and expected postretirement subsidies due to the Medicare Prescription Drug Improvement and Modernization Act of 2003, which reflect expected future service, as appropriate.

	Pension Benefits	Postretirement Benefits
		Benefit Payments	Subsidy Receipts
	(in millions)
2014	$116	13	—
2015	125	13	—
2016	134	14	—
2017	146	14	—
2018	152	15	—
Years 2019-2023	925	77	1

Employee Savings Plans. Under its various employee savings plans, the Company matches the contributions of participating employees up to a designated level. The extent of the match, vesting terms and the form of the matching contributions vary among the plans. Under these plans, the Company’s matching contributions in L-3 Holdings’ common stock and cash attributable to continuing operations were $120 million for 2013, $126 million for 2012 and $113 million for 2011. The Company’s matching contributions in L-3 Holdings’ common stock and cash attributable to discontinued operations were $8 million for 2012 and $24 million for 2011.

Multi-employer Benefit Plans. Certain of the Company’s businesses participate in multi-employer defined benefit pension plans. The Company makes cash contributions to these plans under the terms of collective-bargaining agreements that cover its union employees based on a fixed rate per hour of service worked by the covered employees. The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects: (1) assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers and (3) if the Company chooses to stop participating in some of its multi-employer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Under these plans, the Company contributed cash and recorded expenses for each of its individually significant plans and all of its other plans in aggregate as noted in the table below.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status(1)		FIP/RP(2) Status Pending/ Implemented	Contributions by L-3 Communications			Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement
		2013	2012		2013	2012	2011
					(in millions)
IAM National Pension Fund	51-6031295/002	Green	Green	No	$21(3)	$20(4)	$19(4)	No	2/14/2014 to 1/29/2016(5)
Other Pension Funds(6)					—	—	—

			Total contributions		$21	$20	$19

(1)

A zone status rating of green indicates the plan is at least 80% funded. The funding status of the IAM National Pension Fund was impacted by a market value investment loss for the plan year ended December 31, 2008, which amortization was extended over five years.

(2)	Funding improvement plan or rehabilitation plan.

(3)	At the date the audited financial statements for the Company were issued, Form 5500 for the plan year ending December 31, 2013 was not available.

(4)	Represents 6% of total plan contributions for both years ended December 31, 2012 and 2011 based on Form 5500.

(5)

The Company is a party to multiple bargaining agreements for multiple projects that require contributions into the IAM National Pension Fund. The most significant of these agreements, expiring April 27, 2014, cover multiple programs in the Company’s P&LS reportable segment and represent 72% of 2013 contributions.

(6)	Consists of three pension funds in which the Company’s contributions are individually, and in the aggregate, insignificant.

21. Supplemental Cash Flow Information

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Interest paid on outstanding debt	$171	$198	$238
Income tax payments	245	332	273
Income tax refunds	23	22	18

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

22. Segment Information

The Company has four reportable segments, which are described in Note 1. The Company evaluates the performance of its operating segments and reportable segments based on their sales and operating income. All corporate expenses are allocated to the Company’s operating segments using an allocation methodology prescribed by U.S. Government regulations for government contractors. Accordingly, all costs and expenses, except for the goodwill impairment charge in 2011 (which was not included in the Company’s segment performance measures), are included in the Company’s measure of segment profitability. Certain Corporate expenses of $10 million and $26 million for the years ended December 31, 2012 and 2011, respectively, that had previously been allocated to the Engility businesses were retained by the Company and were allocated to L-3’s four reportable segments. The tables below present net sales, operating income, depreciation and amortization, capital expenditures and total assets by reportable segment.

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Net Sales
Products
C3ISR	$1,812	$2,002	$2,005
Electronic Systems	4,542	4,745	4,737
P&LS	885	813	751
NSS	71	98	153
Elimination of intercompany sales	(118)	(123)	(94)

Total products sales	7,192	7,535	7,552

Services
C3ISR	1,573	1,610	1,488
Electronic Systems	1,137	1,111	1,037
P&LS	1,826	1,919	1,898
NSS	1,228	1,292	1,465
Elimination of intercompany sales	(327)	(321)	(282)

Total services sales	5,437	5,611	5,606

Consolidated total	$12,629	$13,146	$13,158

Operating Income
C3ISR	$301	$364	$394
Electronic Systems	645	672	719
P&LS	227	236	228
NSS	85	79	101

Segment Total	$1,258	$1,351	$1,442
Impairment charge(1)	—	—	(43)

Consolidated total	$1,258	$1,351	$1,399

Depreciation and amortization
C3ISR	$45	$47	$44
Electronic Systems	141	147	148
P&LS	17	20	19
NSS	11	14	19

Consolidated total	$214	$228	$230

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Capital Expenditures
C3ISR	$74	$92	$71
Electronic Systems	86	96	97
P&LS	24	15	13
NSS	5	5	5
Corporate	20	2	1

Consolidated total	$209	$210	$187

Total Assets
C3ISR	$2,036	$2,030	$2,017
Electronic Systems	8,149	8,077	7,559
P&LS	2,015	1,947	1,929
NSS	1,247	1,228	1,317
Corporate	562	509	957
Assets of discontinued operations	—	—	1,729

Consolidated total	$14,009	$13,791	$15,508

(1)

Represents a non-cash goodwill impairment charge recorded in the fourth quarter of 2011 due to a decline in the estimated fair value of the Marine Services business, within the Electronic Systems segment.

Corporate assets not allocated to the reportable segments primarily include cash and cash equivalents, corporate office fixed assets, deferred income tax assets and liabilities and deferred debt issue costs. In addition, substantially all of the Company’s assets are located in North America.

The Company’s sales attributable to U.S. and international customers, based on location of the customer, are summarized in the table below.

	Year Ended December 31,
	2013	2012	2011
	(in millions)
U.S.	$9,815	$10,698	$11,068
International:
United Kingdom	449	360	310
Canada	364	314	328
Germany	272	260	246
Australia	218	222	118
South Korea	178	125	93
Saudi Arabia	130	76	41
Italy	107	116	98
Other	1,096	975	856

Total international	2,814	2,448	2,090

Consolidated	$12,629	$13,146	$13,158

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Net sales to principal customers are summarized in the table below.

	Year Ended December 31,
	2013	2012	2011
	(in millions)
U.S. Government agencies(1)	$9,168	$10,026	$10,439
Commercial	1,708	1,657	1,527
Allied international governments(1)	1,753	1,463	1,192

Consolidated	$12,629	$13,146	$13,158

(1)	Includes sales for which the Company is the prime contractor as well as sales based on the ultimate end customer for which the Company is a subcontractor.

23. Employee Severance and Termination Costs

Consistent with the Company’s strategy to continuously improve its cost structure and right-size its businesses, especially in view of sequestration and other DoD budget restrictions, L-3 is completing employment reduction actions across several of its businesses to reduce both direct and indirect costs, including overhead and general and administrative costs. As a result of these initiatives and due to the impact of sequestration at certain affected business units, the Company recorded employee severance and other termination costs of $29 million with respect to approximately 2,000 employees during the year ended December 31, 2013, $23 million with respect to approximately 1,600 employees during the year ended December 31, 2012 and $20 million with respect to approximately 1,200 employees for the year ended December 31, 2011. Employee severance and other termination costs are reported within cost of sales on the consolidated statement of operations. The remaining balance to be paid in connection with these initiatives was $11 million at December 31, 2013 and $9 million at December 31, 2012. Employee severance and other termination costs incurred by reportable segment for the years ended December 31, 2013, 2012 and 2011 are presented in the table below.

	Year Ended December 31,
	2013	2012	2011
	(in millions)
C3ISR	$8	$4	$1
Electronic Systems	19	17	15
P&LS	2	1	3
NSS	—	1	1

Consolidated	$29	$23	$20

24. Unaudited Quarterly Financial Data

Unaudited summarized financial data by quarter for the years ended December 31, 2013 and 2012 is presented in the table below. The Company’s unaudited quarterly results of operations are affected, significantly in some periods, by our business acquisitions. See Note 4.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share data)
2013
Sales	$3,185	$3,192	$2,996	$3,256
Operating income	313	307	314	324
Income from continuing operations	194	186	208	199
Net income attributable to L-3	193	185	204	196
Basic EPS(1) (2)	2.14	2.06	2.28	2.23
Diluted EPS(1) (2)	2.11	2.03	2.23	2.17

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share data)

2012
Sales	$3,160	$3,143	$3,283	$3,560
Operating income	325	331	331	364
Income from continuing operations	187	191	195	215
Net income attributable to L-3	201	205	192	212
Basic EPS from continuing operations(1)	1.88	1.97	2.01	2.28
Diluted EPS from continuing operations(1)	1.86	1.94	1.98	2.25
Basic EPS(1)	2.03	2.11	2.00	2.28
Diluted EPS(1)	2.01	2.08	1.97	2.25

(1)

EPS in each quarter is computed using the weighted-average number of shares outstanding during that quarter, while EPS for the full year is computed using the weighted-average number of shares outstanding during the year. Therefore, the sum of the four quarters’ EPS may not equal the full year computed EPS.

(2)	EPS and EPS from continuing operations are the same in 2013.

25. Financial Information of L-3 Communications and Its Subsidiaries

Total shareholders’ equity for L-3 Communications equals that of L-3 Holdings, but the components (common stock, additional paid-in capital, treasury stock and retained earnings) are different. The table below presents information regarding the balances and changes in common stock, additional paid-in capital, treasury stock and retained earnings of L-3 Communications for each of the three years ended December 31, 2013.

	L-3 Communications Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares Issued	Par Value
		(in millions, except shares issued)
Balance at December 31, 2010	100	$—	$4,801	$—	$2,219	$(256)	$6,764
Net income attributable to L-3	—	—	—	—	956	—	956
Contributions from L-3 Holdings	—	—	263	—	—	—	263
Dividends to L-3 Holdings	—	—	—	—	(1,157)	—	(1,157)
Comprehensive loss	—	—	—	—	—	(198)	(198)
Other	—	—	—	—	7	—	7

Balance at December 31, 2011	100	$—	$5,064	$—	$2,025	$(454)	$6,635
Net income attributable to L-3	—	—	—	—	810	—	810
Contributions from L-3 Holdings	—	—	250	—	—	—	250
Dividends to L-3 Holdings	—	—	—	—	(1,064)	—	(1,064)
Comprehensive loss	—	—	—	—	—	(96)	(96)
Net change of equity due to spin-off of Engility					(1,063)		(1,063)
Other	—	—	—	—	(5)	—	(5)

Balance at December 31, 2012	100	$—	$5,314	$—	$703	$(550)	$5,467
Net income attributable to L-3	—	—	—	—	778	—	778
Contributions from L-3 Holdings	—	—	339	—	—	—	339
Dividends to L-3 Holdings	—	—	—	—	(997)	—	(997)
Comprehensive gain	—	—	—	—	—	440	440
Other	—	—	—	—	(4)	—	(4)

Balance at December 31, 2013	100	$—	$5,653	$—	$480	$(110)	$6,023

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The net proceeds received by L-3 Holdings from (i) the sale of its common stock, (ii) exercise of L-3 Holdings’ employee and director stock options, and related tax benefits, and (iii) L-3 Holdings’ common stock contributed to the Company’s savings plans are contributed to L-3 Communications. The amounts paid by L-3 Holdings for dividends and share repurchases are generated from dividends received from L-3 Communications.

L-3 Communications is a 100% owned subsidiary of L-3 Holdings. The debt of L-3 Communications, including the Senior Notes and borrowings under amounts drawn against the Amended and Restated Revolving Credit Facility are guaranteed, on a joint and several, full and unconditional basis, by certain of its domestic subsidiaries (the “Guarantor Subsidiaries”). The debt of L-3 Holdings, including the CODES, are guaranteed on a joint and several, full and unconditional basis, by L-3 Communications and the Guarantor Subsidiaries. See Note 10 for additional information. The foreign subsidiaries and certain domestic subsidiaries of L-3 Communications (the “Non-Guarantor Subsidiaries”) do not guarantee the debt of L-3 Communications or L-3 Holdings. None of the debt of L-3 Communications has been issued by its subsidiaries. There are no restrictions on the payment of dividends from the Guarantor Subsidiaries to L-3 Communications.

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following condensed combining financial information presents the results of operations, financial position and cash flows of (1) L-3 Holdings, excluding L-3 Communications and its consolidated subsidiaries (the “Parent”), (2) L-3 Communications, excluding its consolidated subsidiaries, (3) the Guarantor Subsidiaries, (4) the Non-Guarantor Subsidiaries and (5) the eliminations to arrive at the information for L-3 on a consolidated basis.

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Balance Sheets:
At December 31, 2013:
Current assets:
Cash and cash equivalents	$—	$258	$—	$261	$(19)	$500
Billed receivables, net	—	364	425	226	—	1,015
Contracts in process	—	951	1,209	364	—	2,524
Other current assets	—	281	160	169	—	610

Total current assets	—	1,854	1,794	1,020	(19)	4,649
Goodwill	—	2,290	4,285	1,221	—	7,796
Other assets	—	807	529	228	—	1,564
Investment in and amounts due from consolidated subsidiaries	6,712	7,052	3,753	—	(17,517)	—

Total assets	$6,712	$12,003	$10,361	$2,469	$(17,536)	$14,009

Current liabilities	$—	$909	$1,005	$628	$(19)	$2,523
Amounts due to consolidated subsidiaries	—	—	—	331	(331)	—
Other long-term liabilities	—	1,441	193	124	—	1,758
Long-term debt	689	3,630	—	—	(689)	3,630

Total liabilities	689	5,980	1,198	1,083	(1,039)	7,911

L-3 shareholders’ equity	6,023	6,023	9,163	1,386	(16,572)	6,023
Noncontrolling interests	—	—	—	—	75	75

Total equity	6,023	6,023	9,163	1,386	(16,497)	6,098

Total liabilities and equity	$6,712	$12,003	$10,361	$2,469	$(17,536)	$14,009

At December 31, 2012:
Current assets:
Cash and cash equivalents	$—	$246	$—	$242	$(139)	$349
Billed receivables, net	—	290	441	237	—	968
Contracts in process	—	948	1,306	343	—	2,597
Other current assets	—	245	158	188	—	591

Total current assets	—	1,729	1,905	1,010	(139)	4,505
Goodwill	—	1,993	4,586	1,197	—	7,776
Other assets	—	734	565	211	—	1,510
Investment in and amounts due from consolidated subsidiaries	6,156	7,208	3,326	43	(16,733)	—

Total assets	$6,156	$11,664	$10,382	$2,461	$(16,872)	$13,791

Current liabilities	$—	$823	$1,205	$658	$(139)	$2,547
Other long-term liabilities	—	1,745	210	117	—	2,072
Long-term debt	689	3,629	—	—	(689)	3,629

Total liabilities	689	6,197	1,415	775	(828)	8,248

L-3 shareholders’ equity	5,467	5,467	8,967	1,686	(16,120)	5,467
Noncontrolling interests	—	—	—	—	76	76

Total equity	5,467	5,467	8,967	1,686	(16,044)	5,543

Total liabilities and equity	$6,156	$11,664	$10,382	$2,461	$(16,872)	$13,791

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Statements of Operations:
For the year ended December 31, 2013:
Net sales	$—	$3,839	$6,805	$2,372	$(387)	$12,629
Cost of sales	(59)	(3,556)	(6,093)	(2,109)	446	(11,371)

Operating (loss) income	(59)	283	712	263	59	1,258
Interest expense	(21)	(176)	—	(1)	21	(177)
Interest and other income (expense), net	—	10	—	5	—	15

(Loss) income from continuing operations before income taxes	(80)	117	712	267	80	1,096
Benefit (provision) for income taxes	22	(33)	(201)	(75)	(22)	(309)
Equity in net income of consolidated subsidiaries	836	694	—	—	(1,530)	—

Net income	778	778	511	192	(1,472)	787
Net income attributable to noncontrolling interests	—	—	—	—	(9)	(9)

Net income attributable to L-3	$778	$778	$511	$192	$(1,481)	$778

Comprehensive income attributable to L-3	$1,218	$1,218	$510	$166	$(1,894)	$1,218

For the year ended December 31, 2012:
Net sales	$—	$3,747	$7,506	$2,276	$(383)	$13,146
Cost of sales	(59)	(3,434)	(6,752)	(1,992)	442	(11,795)

Operating (loss) income	(59)	313	754	284	59	1,351
Interest expense	(21)	(183)	—	(1)	21	(184)
Interest and other income (expense), net	—	11	(5)	2	—	8
Debt retirement charge	—	(13)	—	—	—	(13)

(Loss) income from continuing operations before income taxes	(80)	128	749	285	80	1,162
Benefit (provision) for income taxes	26	(39)	(241)	(94)	(26)	(374)
Equity in net income of consolidated subsidiaries	864	689	—	—	(1,553)	—

Income from continuing operations	810	778	508	191	(1,499)	788
Income from discontinued operations, net of income tax	—	32	—	—	—	32

Net income	810	810	508	191	(1,499)	820
Net income attributable to noncontrolling interests	—	—	—	—	(10)	(10)

Net income attributable to L-3	$810	$810	$508	$191	$(1,509)	$810

Comprehensive income attributable to L-3	$714	$714	$510	$219	$(1,443)	$714

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
For the year ended December 31, 2011:
Net sales	$—	$3,735	$7,573	$2,190	$(340)	$13,158
Cost of sales	(57)	(3,335)	(6,853)	(1,868)	397	(11,716)
Impairment charge	—	(43)	—	—	—	(43)

Operating (loss) income	(57)	357	720	322	57	1,399
Interest expense	(23)	(201)	(1)	(5)	26	(204)
Interest and other income (expense), net	—	14	(15)	4	(3)	—
Debt retirement charge	—	(35)	—	—	—	(35)

(Loss) income from continuing operations before income taxes	(80)	135	704	321	80	1,160
Benefit (provision) for income taxes	20	(34)	(180)	(82)	(20)	(296)
Equity in net income of consolidated subsidiaries	1,016	751	—	—	(1,767)	—

Income from continuing operations	956	852	524	239	(1,707)	864
Income from discontinued operations, net of income tax	—	104	—	—	—	104

Net income	956	956	524	239	(1,707)	968
Net income attributable to noncontrolling interests	—	—	—	—	(12)	(12)

Net income attributable to L-3	$956	$956	$524	$239	$(1,719)	$956

Comprehensive income attributable to L-3	$758	$758	$514	$218	$(1,490)	$758

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Statements of Cash Flows: For the year ended December 31, 2013:
Operating activities:
Net cash from operating activities	$999	$437	$776	$231	$(1,180)	$1,263

Investing activities:
Business acquisitions, net of cash acquired	—	(62)	—	—	—	(62)
Investments in L-3 Communications	(149)	—	—	—	149	—
Other investing activities	—	(88)	(89)	(22)	—	(199)

Net cash used in investing activities	(149)	(150)	(89)	(22)	149	(261)

Financing activities:
Common stock repurchased	(800)	—	—	—	—	(800)
Dividends paid on L-3 Holdings common stock	(199)	—	—	—	—	(199)
Dividends paid to L-3 Holdings	—	(999)	—	—	999	—
Investments from L-3 Holdings	—	149	—	—	(149)	—
Other financing activities	149	575	(687)	(188)	301	150

Net cash used in financing activities	(850)	(275)	(687)	(188)	1,151	(849)

Effect of foreign currency exchange rate changes on cash	—	—	—	(2)	—	(2)

Net (decrease) increase in cash	—	12	—	19	120	151
Cash and cash equivalents, beginning of the year	—	246	—	242	(139)	349

Cash and cash equivalents, end of the year	$—	$258	$—	$261	$(19)	$500

For the year ended December 31, 2012:
Operating activities:
Net cash from operating activities from continuing operations	$1,067	$252	$858	$265	$(1,211)	$1,231

Investing activities:
Business acquisitions, net of cash acquired	—	(348)	—	—	—	(348)
Investments in L-3 Communications	(42)	—	—	—	42	—
Other investing activities	—	225	(59)	(18)	—	148

Net cash used in investing activities from continuing operations	(42)	(123)	(59)	(18)	42	(200)

Financing activities:
Redemption of senior subordinated notes	—	(500)	—	—	—	(500)
Common stock repurchased	(872)	—	—	—	—	(872)
Dividends paid on L-3 Holdings common stock	(195)	—	—	—	—	(195)
Dividends paid to L-3 Holdings	—	(1,067)	—	—	1,067	—
Investments from L-3 Holdings	—	42	—	—	(42)	—
Other financing activities	42	924	(799)	(234)	107	40

Net cash used in financing activities from continuing operations	(1,025)	(601)	(799)	(234)	1,132	(1,527)

Effect of foreign currency exchange rate changes on cash	—	—	—	7	—	7
Net increase in cash and cash equivalents of discontinued operations	—	74	—	—	—	74

Net (decrease) increase in cash	—	(398)	—	20	(37)	(415)
Cash and cash equivalents, beginning of the year	—	644	—	222	(102)	764

Cash and cash equivalents, end of the year	$—	$246	$—	$242	$(139)	$349

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
For the year ended December 31, 2011:
Operating activities:
Net cash from operating activities from continuing operations	$1,157	$476	$792	$220	$(1,414)	$1,231

Investing activities:
Business acquisitions, net of cash acquired	—	(20)	—	—	—	(20)
Investments in L-3 Communications	(55)	—	—	—	55	—
Other investing activities	—	(84)	(75)	(20)	—	(179)

Net cash used in investing activities from continuing operations	(55)	(104)	(75)	(20)	55	(199)

Financing activities:
Proceeds from sale of senior notes	—	1,143	—	—	—	1,143
Redemption of senior subordinated notes and CODES	(11)	(1,150)	—	—	—	(1,161)
Common stock repurchased	(958)	—	—	—	—	(958)
Dividends paid on L-3 Holdings common stock	(188)	—	—	—	—	(188)
Dividends paid to L-3 Holdings	—	(1,157)	—	—	1,157	—
Investments from L-3 Holdings	—	55	—	—	(55)	—
Other financing activities	55	882	(717)	(447)	272	45

Net cash used in financing activities from continuing operations	(1,102)	(227)	(717)	(447)	1,374	(1,119)

Effect of foreign currency exchange rate changes on cash	—	—	—	(4)	—	(4)
Net increase in cash and cash equivalents of discontinued operations	—	248	—	—	—	248

Net (decrease) increase in cash	—	393	—	(251)	15	157
Cash and cash equivalents, beginning of the year	—	251	—	473	(117)	607

Cash and cash equivalents, end of the year	$—	$644	$—	$222	$(102)	$764