Form 10-Q
period 2014-03-28
L 3 COMMUNICATIONS HOLDINGS INC; L 3 COMMUNICATIONS CORP
filed 2014-05-01
CIK 1056239, 1039101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2014

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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

There were 86,232,242 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on April 23, 2014.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended March 28, 2014

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	(Unaudited) March 28, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$227	$500
Billed receivables, net of allowances of $24 in 2014 and $26 in 2013	1,093	1,015
Contracts in process	2,763	2,524
Inventories	375	359
Deferred income taxes	118	122
Other current assets	126	129

Total current assets	4,702	4,649

Property, plant and equipment, net	1,028	1,039
Goodwill	7,821	7,796
Identifiable intangible assets	283	285
Deferred debt issue costs	23	24
Other assets	208	216

Total assets	$14,065	$14,009

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$590	$541
Accrued employment costs	538	543
Accrued expenses	403	455
Advance payments and billings in excess of costs incurred	523	570
Income taxes	22	31
Other current liabilities	380	383

Total current liabilities	2,456	2,523

Pension and postretirement benefits	729	727
Deferred income taxes	679	635
Other liabilities	382	396
Long-term debt	3,631	3,630

Total liabilities	7,877	7,911

Commitments and contingencies (see Note 17)
Equity:
L-3 shareholders’ equity:
L-3 Communications Holdings, Inc.’s common stock: $.01 par value; 300,000,000 shares authorized, 86,423,244 shares outstanding at March 28, 2014 and 85,828,485 shares outstanding at December 31, 2013 (L-3 Communications Corporation’s common stock: $.01 par value, 100 shares authorized, issued and outstanding)	5,767	5,653
L-3 Communications Holdings, Inc.’s treasury stock (at cost), 67,335,382 shares at March 28, 2014 and 66,118,406 shares at December 31, 2013	(5,421)	(5,288)
Retained earnings	5,895	5,768
Accumulated other comprehensive loss	(128)	(110)

Total L-3 shareholders’ equity	6,113	6,023
Noncontrolling interests	75	75

Total equity	6,188	6,098

Total liabilities and equity	$14,065	$14,009

See notes to unaudited condensed consolidated financial statements

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	First Quarter Ended
	March 28, 2014	March 29, 2013
Net sales:
Products	$1,661	$1,813
Services	1,310	1,372

Total net sales	2,971	3,185

Cost of sales:
Products	(1,467)	(1,620)
Services	(1,197)	(1,252)

Total cost of sales	(2,664)	(2,872)

Operating income	307	313
Interest expense	(43)	(43)
Interest and other income, net	3	3

Income before income taxes	267	273
Provision for income taxes	(85)	(79)

Net income	$182	$194
Net income attributable to noncontrolling interests	(2)	(1)

Net income attributable to L-3	$180	$193

Earnings per share attributable to L-3 Holdings’ common shareholders:
Basic	$2.09	$2.14

Diluted	$2.01	$2.11

Cash dividends paid per common share	$0.60	$0.55

L-3 Holdings’ weighted average common shares outstanding:
Basic	86.1	90.3

Diluted	89.4	91.5

See notes to unaudited condensed consolidated financial statements

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	First Quarter Ended
	March 28, 2014	March 29, 2013
Net income	$182	$194
Other comprehensive income:
Foreign currency translation adjustments	(16)	(34)
Unrealized losses on hedging instruments(1)	(5)	(3)
Pension and postretirement benefit plans:
Amortization of net loss and prior service cost previously recognized(2)	3	13

Total other comprehensive loss	(18)	(24)

Comprehensive income	164	170
Comprehensive income attributable to noncontrolling interests	(2)	(1)

Comprehensive income attributable to L-3	$162	$169

(1)	Amounts are net of income tax benefits of $2 million for both of the quarterly periods ended March 28, 2014 and March 29, 2013.

(2)	Amounts are net of income taxes of $1 million and $9 million for the quarterly periods ended March 28, 2014 and March 29, 2013, respectively.

See notes to unaudited condensed consolidated financial statements

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except per share data)

	L-3 Holdings’ Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive (Loss) Income
	Shares Outstanding	Par Value		Treasury Stock	Retained Earnings		Noncontrolling Interests	Total Equity
For the Quarter Ended March 28, 2014:
Balance at December 31, 2013	85.8	$1	$5,652	$(5,288)	$5,768	$(110)	$75	$6,098
Net income					180		2	182
Other comprehensive income						(18)		(18)
Distributions to noncontrolling interests							(2)	(2)
Cash dividends paid on common stock ($0.60 per share)					(52)			(52)
Shares issued:
Employee savings plans	0.4		44					44
Exercise of stock options	0.9		81					81
Employee stock purchase plan	0.2		—					—
Stock-based compensation expense			15					15
Treasury stock purchased	(1.2)			(133)				(133)
Other	0.3		(26)		(1)			(27)

Balance at March 28, 2014	86.4	$1	$5,766	$(5,421)	$5,895	$(128)	$75	$6,188

For the Quarter Ended March 29, 2013:
Balance at December 31, 2012	90.4	$1	$5,313	$(4,488)	$5,191	$(550)	$76	$5,543
Net income					193		1	194
Other comprehensive income						(24)		(24)
Distributions to noncontrolling interests							(2)	(2)
Cash dividends paid on common stock ($0.55 per share)					(50)			(50)
Shares issued:
Employee savings plans	0.5		37					37
Exercise of stock options	0.3		16					16
Employee stock purchase plan	0.3		—					—
Stock-based compensation expense			14					14
Treasury stock purchased	(1.6)			(122)				(122)
Other	0.3		(14)					(14)

Balance at March 29, 2013	90.2	$1	$5,366	$(4,610)	$5,334	$(574)	$75	$5,592

See notes to unaudited condensed consolidated financial statements

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	First Quarter Ended
	March 28, 2014	March 29, 2013
Operating activities:
Net income	$182	$194
Depreciation of property, plant and equipment	42	42
Amortization of intangibles and other assets	12	12
Deferred income tax provision	22	19
Stock-based employee compensation expense	15	14
Contributions to employee savings plans in L-3 Holdings’ common stock	44	32
Amortization of pension and postretirement benefit plans net loss and prior service cost	4	22
Amortization of bond discounts and deferred debt issue costs (included in interest expense)	2	2
Other non-cash items	1	3
Changes in operating assets and liabilities, excluding amounts from acquisitions and divestitures:
Billed receivables	(74)	(146)
Contracts in process	(236)	(145)
Inventories	(16)	8
Other assets	(4)	49
Accounts payable, trade	49	105
Accrued employment costs	(12)	13
Accrued expenses	(49)	(41)
Advance payments and billings in excess of costs incurred	(46)	(37)
Income taxes	38	51
Excess income tax benefits related to share-based payment arrangements	(14)	(2)
Other current liabilities	(8)	4
Pension and postretirement benefits	(2)	4
All other operating activities	(12)	(57)

Net cash (used in) from operating activities	(62)	146

Investing activities:
Business acquisitions, net of cash acquired	(57)	—
Capital expenditures	(30)	(49)
Dispositions of property, plant and equipment	1	1
Other investing activities	—	(6)

Net cash used in investing activities	(86)	(54)

Financing activities:
Borrowings under revolving credit facility	524	477
Repayment of borrowings under revolving credit facility	(524)	(477)
Common stock repurchased	(133)	(122)
Dividends paid on L-3 Holdings’ common stock	(55)	(52)
Proceeds from exercises of stock options	69	18
Proceeds from employee stock purchase plan	9	9
Excess income tax benefits related to share-based payment arrangements	14	2
Other financing activities	(28)	(13)

Net cash used in financing activities	(124)	(158)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(1)	(7)

Net decrease in cash and cash equivalents	(273)	(73)
Cash and cash equivalents, beginning of the period	500	349

Cash and cash equivalents, end of the period	$227	$276

See notes to unaudited condensed consolidated financial statements

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

1.  Description of Business

L-3 Communications Holdings, Inc. derives all of its operating income and cash flows from its wholly-owned subsidiary, L-3 Communications Corporation (L-3 Communications). L-3 Communications Holdings, Inc. (L-3 Holdings and, together with its subsidiaries, referred to herein as L-3 or the Company) is a prime contractor in aerospace systems and national security solutions. L-3 is also a leading provider of a broad range of communication and electronic systems and products used on military and commercial platforms. The Company’s customers include the United States (U.S.) Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), U.S. Department of State (DoS), allied international governments, and domestic and international commercial customers.

In the first quarter of 2014, the Company reorganized its business segments to better align its organizational structure with customer priorities and increase operational efficiencies. After the realignment, L-3’s structure consists of the following four segments: Aerospace Systems, Electronic Systems, Communication Systems and National Security Solutions, as further described below.

Aerospace Systems: combines the operations of the former Platform & Logistics Solutions (P&LS) segment with Intelligence, Surveillance and Reconnaissance (ISR) Systems. ISR Systems was part of the former Command, Control, Communications, Intelligence, Surveillance and Reconnaissance (C3ISR) segment. Aerospace Systems delivers integrated solutions for the global ISR market and provides modernization, upgrade, sustainment, and maintenance and logistics support for a wide variety of aircraft and ground systems.

Electronic Systems: includes all of its previous businesses historically included in this segment except the Microwave Products businesses, which are now part of Communication Systems. Electronic Systems provides a broad range of components, products, subsystems, systems and related services for military and commercial customers.

Communication Systems: combines the operations of the Microwave Products businesses, which were previously part of the Electronic Systems reportable segment, with the operations of the Networked and Secure Communications Products businesses, previously part of the former C3ISR segment. Communication Systems delivers products and services for the global communications market, specializing in strategic and tactical airborne, space, ground and sea-based communication systems.

National Security Solutions (NSS): remains unchanged. NSS will continue to provide cybersecurity solutions, high-performance computing, enterprise information technology (IT) services, analytics and intelligence analysis.

Financial information with respect to the Company’s segments is included in Note 21 to the unaudited condensed consolidated financial statements. Financial information for the first quarter of 2013 in these unaudited condensed consolidated financial statements has been revised for the segment realignment discussed above.

2.  Basis of Presentation

These unaudited condensed consolidated financial statements for the quarterly period ended March 28, 2014 should be read in conjunction with the audited consolidated financial statements of L-3 Holdings and L-3 Communications included in their Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the disclosures required by U.S. GAAP for a complete set of annual audited financial statements. The December 31, 2013 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year.

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

Sales and profits on contracts that are covered by accounting standards for construction-type and production-type contracts and federal government contractors are recognized using percentage-of-completion (POC) methods of accounting. Approximately 47% of the Company’s net sales in 2013 were accounted for under contract accounting standards, of which approximately 38% were fixed-price type contracts and approximately 9% were cost-plus type contracts. For contracts accounted for under contract accounting standards, sales and profits are recognized based on: (1) a POC method of accounting (fixed-price contracts), (2) allowable costs incurred plus the estimated profit on those costs (cost-plus contracts), or (3) direct labor hours expended multiplied by the contractual fixed rate per hour plus incurred costs for material (time-and-material contracts). Sales and profits on fixed-price production contracts under which units are produced and delivered in a continuous or sequential process are recorded as units are delivered based on their contractual selling prices (the “units-of-delivery” method). Sales and profits on each fixed-price production contract under which units are not produced and delivered in a continuous or sequential process, or under which a relatively few number of units are produced, are recorded based on the ratio of actual cumulative costs incurred to total estimated costs at completion of the contract multiplied by the total estimated contract revenue, less cumulative sales recognized in prior periods (the “cost-to-cost” method). Under both POC methods of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year.

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

Revisions or adjustments to estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained, as facts and circumstances change and as new information is obtained, even though the scope of work required under the contract may not change. Revisions or adjustments may also be required if contract modifications occur. The impact of revisions in profit (loss) estimates for all types of contracts subject to POC accounting are recognized on a cumulative catch-up basis in the period in which the revisions are made. The revisions in contract estimates, if significant, can materially affect the Company’s results of operations and cash flows, as well as reduce the

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

valuations of receivables and inventories, and in some cases result in liabilities to complete contracts in a loss position. Aggregate net changes in contract estimates increased consolidated operating income by $42 million, or 14%, for the quarterly period ended March 28, 2014 and $10 million, or 3%, for the quarterly period ended March 29, 2013.

For a more complete discussion of these estimates and assumptions, see the Annual Report of L-3 Holdings and L-3 Communications on Form 10-K for the fiscal year ended December 31, 2013.

3.  New Accounting Standards

Effective January 1, 2014, the Company adopted Financial Accounting Standards Board (FASB) issued amendments to an accounting standard that require an unrecognized tax benefit or portion of an unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except when certain conditions exist. The adoption of this standard did not impact the Company’s financial position, results of operations or cash flows.

4.  Acquisitions

The business acquisitions discussed below are included in the Company’s results of operations from their respective dates of acquisition.

2014 Business Acquisition

On March 4, 2014, the Company acquired Data Tactics Corporation, renamed L-3 Data Tactics, for a purchase price of $57 million, which was financed with cash on hand. The purchase price is subject to adjustment based on closing date actual net assets. L-3 Data Tactics is a specialized provider of large-scale data analytics, cybersecurity and cloud computing solution services, primarily to the DoD. Based on the preliminary purchase price, the aggregate goodwill recognized for this business was $40 million, most of which is expected to be deductible for income tax purposes. The goodwill was assigned to the NSS reportable segment. The final purchase price allocation, which is expected to be completed by the third quarter of 2014, will be based on final purchase price, final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final purchase price allocations will have a material impact on its results of operations or financial position.

2013 Business Acquisition

On December 19, 2013, the Company acquired Mustang Technology Group, L.P. (Mustang) business for a purchase price of $54 million, which was financed with cash on hand. The purchase price is subject to adjustment based on closing date net working capital. Mustang develops and manufactures radar-based sensors and systems used in precision-guided weapons, electronic warfare, unmanned systems and other military applications. Based on the preliminary purchase price allocations, the aggregate goodwill recognized for this business was $44 million, most of which is expected to be deductible for income tax purposes. The goodwill was assigned to the Electronic Systems reportable segment. The final purchase price allocation is expected to be completed in the second quarter of 2014 and will be based on final purchase price, final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final purchase price allocations will have a material impact on its results of operations or financial position.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

Unaudited Pro Forma Statements of Operations Data

The following unaudited pro forma Statements of Operations data presents the combined results of the Company and its business acquisitions completed during the quarter ended March 28, 2014 and the year ended December 31, 2013, in each case assuming that the business acquisitions completed during these periods had occurred on January 1, 2013.

	First Quarter Ended
	March 28, 2014	March 29, 2013
	(in millions, except per share data)
Pro forma net sales	$2,978	$3,203
Pro forma net income attributable to L-3	$179	$193
Pro forma diluted earnings per share	$2.00	$2.11

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed these acquisitions on January 1, 2013.

5.  Contracts in Process

The components of contracts in process are presented in the table below.

	March 28, 2014	December 31, 2013
	(in millions)
Unbilled contract receivables, gross	$2,685	$2,547
Unliquidated progress payments	(990)	(1,035)

Unbilled contract receivables, net	1,695	1,512

Inventoried contract costs, gross	1,145	1,093
Unliquidated progress payments	(77)	(81)

Inventoried contract costs, net	1,068	1,012

Total contracts in process	$2,763	$2,524

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

	First Quarter Ended
	March 28, 2014	March 29, 2013
	(in millions)
Amounts included in inventoried contract costs at beginning of the period	$138	$110
IRAD and B&P costs	72	73
Other G&A costs	204	205

Total contract costs incurred	276	278

Amounts charged to cost of sales	(273)	(275)

Amounts included in inventoried contract costs at end of the period	$141	$113

The table below presents a summary of selling, general and administrative expenses and research and development expenses for the Company’s commercial businesses, which are expensed as incurred and not included in inventoried contract costs.

	First Quarter Ended
	March 28, 2014	March 29, 2013
	(in millions)
Selling, general and administrative expenses	$71	$72
Research and development expenses	17	20

Total	$88	$92

6.  Inventories

Inventories at Lower of Cost or Market. The table below presents the components of inventories at the lower of cost (first-in, first-out or average cost) or realizable value.

	March 28, 2014	December 31, 2013
	(in millions)
Raw materials, components and sub-assemblies	$166	$160
Work in process	128	125
Finished goods	81	74

Total	$375	$359

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

7.  Goodwill and Identifiable Intangible Assets

Goodwill. In accordance with the accounting standards for business combinations, the Company records the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition (commonly referred to as the purchase price allocation). The table below presents the changes in goodwill by segment for the quarter ended March 28, 2014.

	Aerospace Systems	Electronic Systems	Communication Systems	NSS	Consolidated Total
	(in millions)
Balance at December 31, 2013	$1,751	$4,085	$992	$968	$7,796
Business acquisition(1)	—	—	—	40	40
Foreign currency translation adjustments(2)	(9)	(6)	—	—	(15)

Balance at March 28, 2014	$1,742	$4,079	$992	$1,008	$7,821

(1)	The increase in goodwill for the NSS segment is due to the L-3 Data Tactics business acquisition.

(2)

The decrease in goodwill presented in the Aerospace Systems and Electronic Systems segments was primarily due to the strengthening of the U.S. dollar against the Canadian dollar during the quarter ended March 28, 2014.

The Company’s accumulated goodwill impairment losses were $58 million at March 28, 2014 and December 31, 2013, of which $43 million and $15 million were recorded in the Electronic Systems and Communication Systems segments, respectively.

Identifiable Intangible Assets. The table below presents information for the Company’s identifiable intangible assets that are subject to amortization.

	March 28, 2014				December 31, 2013
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)			(in millions)
Customer contractual relationships	19	$474	$261	$213	$466	$253	$213
Technology	11	168	110	58	168	108	60
Other	17	27	15	12	27	15	12

Total	17	$669	$386	$283	$661	$376	$285

The table below presents amortization expense recorded by the Company for its identifiable intangible assets.

	First Quarter Ended
	March 28, 2014	March 29, 2013
	(in millions)
Amortization Expense	$10	$9

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

Based on gross carrying amounts at March 28, 2014, the Company’s estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2014 through 2018 is presented in the table below.

	Year Ending December 31,
	2014	2015	2016	2017	2018
	(in millions)
Estimated amortization expense	$43	$41	$34	$32	$26

8.  Other Current Liabilities and Other Liabilities

The table below presents the components of other current liabilities.

	March 28, 2014	December 31, 2013
	(in millions)
Other Current Liabilities:
Accruals for pending and threatened litigation (see Note 17)	$7	$6
Accrued product warranty costs	76	75
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	73	78
Accrued interest	46	52
Deferred revenues	40	35
Other	138	137

Total other current liabilities	$380	$383

The table below presents the components of other liabilities.

	March 28, 2014	December 31, 2013
	(in millions)
Other Liabilities:
Non-current income taxes payable (see Note 10)	$167	$167
Deferred compensation	47	45
Accrued workers’ compensation	42	46
Accrued product warranty costs	21	24
Notes payable and capital lease obligations	12	15
Other	93	99

Total other liabilities	$382	$396

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

The table below presents the changes in the Company’s accrued product warranty costs.

	First Quarter Ended
	March 28, 2014	March 29, 2013
	(in millions)
Accrued product warranty costs:(1)
Balance at January 1	$99	$99
Accruals for product warranties issued during the period	17	19
Settlements made during the period	(19)	(20)
Foreign currency translation adjustments	—	(1)

Balance at end of period	$97	$97

(1)

Warranty obligations incurred in connection with long-term production contracts that are accounted for under the POC cost-to-cost method are included within the contract estimates at completion and are excluded from the above amounts. The balances above include both the current and non-current amounts.

9.  Debt

The components of debt and a reconciliation to the carrying amount of long-term debt is presented in the table below.

	March 28, 2014	December 31, 2013
	(in millions)
L-3 Communications:
Borrowings under Amended and Restated Revolving Credit Facility(1)	$—	$—
3.95% Senior Notes due 2016	500	500
5.20% Senior Notes due 2019	1,000	1,000
4.75% Senior Notes due 2020	800	800
4.95% Senior Notes due 2021	650	650

Subtotal	2,950	2,950

L-3 Holdings:
3% Convertible Contingent Debt Securities due 2035 (CODES)(2)	689	689

Principal amount of long-term debt	3,639	3,639
Unamortized discounts	(8)	(9)

Carrying amount of long-term debt	$3,631	$3,630

(1)

During the quarter ended March 28, 2014, L-3 Communications’ aggregate borrowings and repayments under the Amended and Restated Revolving Credit Facility were $524 million. At March 28, 2014, L-3 Communications had the availability of all of its $1 billion Amended and Restated Revolving Credit Facility, which expires on February 3, 2017.

(2)

The CODES have been classified as long-term debt at March 28, 2014, because the Company has the ability to draw on the Amended and Restated Revolving Credit Facility to finance the conversion of the CODES.

L-3 Holdings

Under select conditions, including if L-3 Holdings’ common stock price is more than 120% (currently $106.90) of the then current conversion price (currently $89.08) for a specified period, the conversion feature of the CODES will require L-3 Holdings, upon conversion, to pay the holders of the CODES the principal amount in cash, and if the settlement amount exceeds the principal amount, the excess will be settled in cash or stock or a

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

combination thereof, at the Company’s option. The current conversion rate is 11.2259 shares of common stock per $1,000 aggregate principal amount of CODES, which is equal to a conversion price of approximately $89.08 per share. At the current conversion price, the aggregate consideration to be delivered upon conversion would be determined based on 7.7 million shares of L-3 Holdings’ common stock. See Note 10 to the audited consolidated financial statements for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K, for additional information regarding the CODES, including conditions for conversion.

On March 31, 2014, the Company notified holders of the CODES that they are currently entitled to convert all or a portion of their CODES. The CODES are convertible because the closing price of L-3 Holdings common stock, for at least 20 trading days during the 30 consecutive trading-day period ended on March 28, 2014 (the last trading day of the previous fiscal quarter), was greater than $106.90 (120% of the then current conversion price of $89.08) (the “trading price condition”). Holders’ right to convert pursuant to the trading price condition began March 31, 2014 and ends on June 27, 2014. As previously announced, the Company intends to settle the entire conversion payment obligation with respect to converted CODES, if any, in cash.

Interest expense recognized was $5 million for both quarterly periods ended March 28, 2014 and March 29, 2013. The carrying amount of the equity component (conversion feature) of the CODES was $64 million at March 28, 2014 and December 31, 2013.

10.  Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. As of March 28, 2014, the statutes of limitations for the Company’s U.S. Federal income tax returns for the years ended December 31, 2010 through 2012 were open. The U.S. Internal Revenue Service (IRS) commenced audits of the Company’s U.S. Federal income tax returns for 2011 and 2010. The Company cannot predict the outcome of the audits at this time.

The effective tax rate for the quarter ended March 28, 2014 increased to 31.8% from 28.9% for the quarter ended March 29, 2013. The increase was primarily due to a tax benefit in the quarter ended March 29, 2013 of $12 million related to the U.S. Federal research and experimentation tax credit for 2012 and 2013, which did not recur in the quarter ended March 28, 2014. This increase was partially offset by a lower effective tax rate on foreign earnings.

As of March 28, 2014, the Company anticipates that unrecognized tax benefits will decrease by approximately $7 million over the next 12 months due to the potential resolution of unrecognized tax benefits involving several jurisdictions and tax periods. The actual amount of the decrease over the next 12 months could vary significantly depending on the ultimate timing and nature of any settlement.

Non-current income taxes payable include accrued potential interest of $12 million ($7 million after income taxes) at March 28, 2014 and $11 million ($7 million after income taxes) at December 31, 2013, and potential penalties of $7 million at March 28, 2014 and $8 million at December 31, 2013.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

11.  Amounts Reclassified Out of Accumulated Other Comprehensive (Loss) Income

The amounts reclassified from Accumulated Other Comprehensive (Loss) Income (AOCI) for the quarter ended March 28, 2014 are presented in the table below.

	Foreign currency translation	Unrealized gains (losses) on hedging instruments	Unrecognized (losses) and prior service cost, net	Total accumulated other comprehensive (loss) income
	(in millions)
Balance at December 31, 2012	$163	$3	$(720)	$(554)
Other comprehensive loss before reclassifications	(34)	(3)	—	(37)
Amounts reclassified from other comprehensive income, net of tax	—	—	13	13

Net current period other comprehensive (loss) income	$(34)	$(3)	$13	$(24)

Balance at March 29, 2013	$129	$—	$(707)	$(578)

Balance at December 31, 2013	$142	$1	$(253)	$(110)
Other comprehensive loss before reclassifications, net of tax	(16)	(2)	—	(18)
Amounts reclassified from other comprehensive (loss) income, net of tax	—	(3)	3	—

Net current period other comprehensive (loss) income	(16)	(5)	3	(18)

Balance at March 28, 2014	$126	$(4)	$(250)	$(128)

Further details regarding the amounts reclassified from AOCI for the quarter ended March 28, 2014 are presented in the table below.

	Amount Reclassified from AOCI		Affected Line Item in the Unaudited Condensed Consolidated Statements of Operations
	First Quarter Ended
Details About Accumulated Other Comprehensive (Loss) Income Components	March 28, 2014	March 29, 2013
	(in millions)	(in millions)
Loss on hedging instruments	$(5)	$—	Cost of sales-products

	(5)	—	Income before income taxes
	2	—	Benefit for income taxes

	$(3)	$—	Net income

Amortization of defined benefit pension items:
Net loss	$4	$22	(a)

	4	22	Income before income taxes
	(1)	(9)	Provision for income taxes

	$3	$13	Net Income

Total reclassification for the period	$—	$13	Net Income

(a)	Amounts related to pension and postretirement benefit plans were reclassified from AOCI and recorded as a component of net periodic benefit cost (see Note 18 for additional information).

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

12.  Equity

On February 5, 2013, L-3 Holdings’ Board of Directors approved a share repurchase program that authorizes L-3 Holdings to repurchase up to $1.5 billion of its common stock through June 30, 2015. Repurchases of L-3 Holdings’ common stock under the share repurchase program are made at management’s discretion in accordance with applicable U.S. Federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including, but not limited to, the Company’s financial position, earnings, legal requirements, other investment opportunities (including acquisitions), and market conditions. L-3 Holdings repurchased 1.2 million shares of its common stock at an average price of $109.43 per share for an aggregate amount of $133 million from January 1, 2014 through March 28, 2014. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares.

At March 28, 2014, the remaining dollar value of authorization under the share repurchase program was $735 million. From March 29, 2014 through April 23, 2014, L-3 Holdings repurchased 307,692 shares of its common stock at an average price of $116.98 per share for an aggregate amount of $36 million.

On February 11, 2014, L-3 Holdings’ Board of Directors declared a cash dividend of $0.60 per share, which resulted in the Company paying total cash dividends of $52 million on March 17, 2014. In addition, during the quarter ended March 28, 2014, the Company paid $3 million of previously accrued dividends for employee held stock-awards.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

13.  L-3 Holdings’ Earnings Per Common Share

A reconciliation of basic and diluted earnings per share (EPS) is presented in the table below.

	First Quarter Ended
	March 28, 2014	March 29, 2013
	(in millions, except per share data)
Reconciliation of net income:
Net income	$182	$194
Net income attributable to noncontrolling interests	(2)	(1)

Net income attributable to L-3 Holdings’ common shareholders	$180	$193

Earnings per share attributable to L-3 Holdings’ common shareholders:
Basic:
Weighted average common shares outstanding	86.1	90.3

Basic earnings per share:
Net income	$2.09	$2.14

Diluted:
Common and potential common shares:
Weighted average common shares outstanding	86.1	90.3
Assumed exercise of stock options	3.4	3.4
Unvested restricted stock awards	1.7	1.7
Employee stock purchase plan contributions	—	0.2
Performance unit awards	0.2	0.1
Assumed purchase of common shares for treasury	(3.5)	(4.2)
Assumed conversion of the CODES(1)	1.5	—

Common and potential common shares	89.4	91.5

Diluted earnings per share:
Net income	$2.01	$2.11

(1)

L-3 Holdings’ CODES had no impact on diluted EPS for the quarterly period ended March 29, 2013 as the average market price of L-3 Holdings common stock during this period was less than the price at which the CODES would have been convertible into L-3 Holdings common stock. As of March 28, 2014, the conversion price was $89.08.

The computation of diluted EPS excluded stock options and employee stock purchase plan contributions of 0.4 million and stock options of 1.8 million for the quarterly periods ended March 28, 2014 and March 29, 2013, respectively, as they were anti-dilutive.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

14.  Fair Value Measurements

The following table presents the fair value hierarchy level for each of the Company’s assets and liabilities that are measured and recorded at fair value on a recurring basis.

	March 28, 2014			December 31, 2013
Description	Level 1(1)	Level 2(2)	Level 3(3)	Level 1(1)	Level 2(2)	Level 3(3)
	(in millions)
Assets
Cash equivalents	$22	$—	$—	$299	$—	$—
Derivatives (foreign currency forward contracts)	—	5	—	—	6	—

Total Assets	$22	$5	$—	$299	$6	$—

Liabilities
Derivatives (foreign currency forward contracts)	$—	$10	$—	$—	$5	$—

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

15.  Financial Instruments

At March 28, 2014 and December 31, 2013, the Company’s financial instruments consisted primarily of cash and cash equivalents, billed receivables, trade accounts payable, Senior Notes, CODES and foreign currency forward contracts. The carrying amounts of cash and cash equivalents, billed receivables and trade accounts payable are representative of their respective fair values because of their short-term maturities or the expected settlement dates of these instruments. The carrying amounts and estimated fair values of the Company’s other financial instruments are presented in the table below.

	March 28, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Senior Notes(1)	$2,942	$3,168	$2,941	$3,121
CODES(1)	689	911	689	830
Foreign currency forward contracts(2)	(5)	(5)	1	1

(1)	The Company measures the fair value of its Senior Notes and CODES using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.

(2)	See Note 16 for additional disclosures regarding the notional amounts and fair values of foreign currency forward contracts.

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

Foreign Currency Forward Contracts. The Company’s U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors that are denominated in currencies other than their functional currencies. To protect the functional currency equivalent cash flows associated with certain of these contracts, the Company enters into foreign currency forward contracts. The Company’s activities involving foreign currency forward contracts are designed to hedge the changes in the functional currency equivalent cash flows due to movements in foreign exchange rates compared to the functional currency. The foreign currencies hedged are primarily the Canadian dollar, the U.S. dollar, the Euro, and the British pound. The Company manages exposure to counterparty non-performance credit risk by entering into foreign currency forward contracts with major financial institutions that are expected to fully perform under the terms of such contracts. Foreign currency forward contracts are recorded in the Company’s condensed consolidated balance sheets at fair value and are generally designated and accounted for as cash flow hedges in accordance with the accounting standards for derivative instruments and hedging activities. Gains and losses on designated foreign currency forward contracts that are highly effective in offsetting the corresponding change in the cash flows of the hedged transactions are recorded net of income taxes in AOCI and then recognized in income when the underlying hedged transaction affects income. Gains and losses on foreign currency forward contracts that do not meet hedge accounting criteria are recognized in income immediately. Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. The table below presents the notional amounts of the Company’s outstanding foreign currency forward contracts by currency at March 28, 2014.

Currency	Notional Amounts
(in millions)
Canadian dollar	$222
U.S. dollar	115
Euro	83
British pound	13
Other	2

Total	$435

At March 28, 2014, the Company’s foreign currency forward contracts had maturities through 2018.

Embedded Derivative. The embedded derivative related to the issuance of the CODES is recorded at fair value, which was zero at March 28, 2014 and December 31, 2013.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

The table below presents the location of the Company’s derivative instruments recorded at fair value on the condensed consolidated balance sheets.

	March 28, 2014				December 31, 2013
	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Foreign currency forward contracts(1)	$4	$1	$7	$3	$5	$1	$3	$2
Derivatives not designated as hedging instruments:
Foreign currency forward contracts(1)	—	—	—	—	—	—	—	—
Embedded derivative related to the CODES	—	—	—	—	—	—	—	—

Total derivative instruments	$4	$1	$7	$3	$5	$1	$3	$2

(1)	See Note 14 for a description of the fair value hierarchy related to the Company’s foreign currency forward contracts.

The effect of gains or losses from foreign currency forward contracts was not material to the unaudited condensed consolidated statements of operations for the quarterly periods ended March 28, 2014 and March 29, 2013. At March 28, 2014, the estimated amount of existing gains that are expected to be reclassified into income within the next 12 months is $4 million.

17.  Commitments and Contingencies

Guarantees

In connection with the spin-off of Engility Holdings, Inc. (Engility), L-3 entered into a Distribution Agreement and several other agreements that govern certain aspects of L-3’s relationship with Engility, including employee matters, tax matters, transition services, and the future supplier/customer relationship between L-3 and Engility. These agreements generally provide cross-indemnities that, except as otherwise provided, are principally designed to place the financial responsibility for the obligations and liabilities of each entity with that respective entity. Engility has joint and several liability with L-3 to the U.S. Internal Revenue Service (IRS) for the consolidated U.S. Federal income taxes of L-3’s consolidated group for taxable periods in which Engility was a part of that group. However, the Tax Matters Agreement specifies the portion of this tax liability for which L-3 and Engility will each bear responsibility, and L-3 and Engility have agreed to indemnify each other against any amounts for which the other is not responsible. The Tax Matters Agreement also allocates responsibility between L-3 and Engility for other taxes, including special rules for allocating tax liabilities in the event that the spin-off is determined not to be tax-free. Though valid as between the parties, the Tax Matters Agreement is not binding on the IRS.

Procurement Regulations

A substantial majority of the Company’s revenues are generated from providing products and services under legally binding agreements or contracts with U.S. Government and international government customers. U.S. Government contracts are subject to extensive legal and regulatory requirements, and, from time to time,

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. The Company is currently cooperating with the U.S. Government on several investigations from which civil, criminal or administrative proceedings have or could result and give rise to fines, penalties, compensatory and treble damages, restitution and/or forfeitures. The Company does not currently anticipate that any of these investigations will have a material adverse effect, individually or in the aggregate, on its consolidated financial position, results of operations or cash flows. However, under U.S. Government regulations, an indictment of the Company by a federal grand jury, or an administrative finding against the Company as to its present responsibility to be a U.S. Government contractor or subcontractor, could result in the Company being suspended for a period of time from eligibility for awards of new government contracts or task orders or in a loss of export privileges. A conviction, or an administrative finding against the Company that satisfies the requisite level of seriousness, could result in debarment from contracting with the federal government for a specified term. In addition, all of the Company’s U.S. Government contracts: (1) are subject to audit and various pricing and cost controls, (2) include standard provisions for termination for the convenience of the U.S. Government or for default, and (3) are subject to cancellation if funds for contracts become unavailable. International government contracts generally include comparable provisions relating to terminations for convenience or default, as well as other procurement clauses relevant to the international government.

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

In accordance with the accounting standard for contingencies, the Company records a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are disclosed in Note 8. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At March 28, 2014, the Company did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. The Company believes it has recorded adequate provisions for its litigation matters. The Company reviews these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. While it is reasonably possible that an unfavorable outcome may occur in one or more of the following matters, unless otherwise stated below, the Company believes that it is not probable that a loss has been incurred in any of these matters. With respect to the litigation matters below for which it is reasonably possible that an unfavorable outcome may occur, an estimate of loss or range of loss is disclosed when such amount or amounts can be reasonably estimated. Although the Company believes that it has valid defenses with respect to legal matters and investigations pending against it, the results of litigation can be difficult to predict, particularly those involving jury trials. Accordingly, our current judgment as to the likelihood of our loss (or our current estimate as to the potential range of loss, if applicable) with respect to any particular litigation matter may turn out to be wrong. Therefore, it is possible that the financial position, results of operations or cash flows of the Company could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these or other contingencies.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

Kalitta Air. On January 31, 1997, a predecessor of Kalitta Air filed a lawsuit in the U.S. District Court for the Northern District of California (the trial court) asserting, among other things, negligence and negligent misrepresentation against Central Texas Airborne Systems, Inc. (CTAS), a predecessor to L-3 Integrated Systems (L-3 IS), in connection with work performed by a predecessor to CTAS to convert two Boeing 747 aircraft from passenger configuration to cargo freighters. CTAS’ insurance carrier has accepted defense of this matter and has retained counsel, subject to a reservation of rights by the insurer to dispute its obligations under the applicable insurance policies in the event a judgment is ultimately rendered against CTAS. The work at issue in the lawsuit was performed using Supplemental Type Certificates (STCs) issued in 1988 by the Federal Aviation Administration (FAA). In 1996, following completion of the work, the FAA issued an airworthiness directive with respect to the STCs that effectively grounded the aircraft. Following two jury trials (in which Kalitta Air did not prevail) and related appeals to the U.S. Court of Appeals for the Ninth Circuit (the Court of Appeals), a third jury trial for this matter began on October 31, 2011, during which Kalitta Air sought damages of approximately $235 million plus an unspecified amount of pre-judgment interest that, in other contexts, has been claimed by Kalitta Air to exceed $240 million. Following the completion of the third trial on November 30, 2011, the jury rendered a verdict in favor of CTAS, finding no negligence on the part of CTAS. The trial court entered a judgment upon the verdict on March 20, 2012. Kalitta Air filed an appeal of the judgment with the Court of Appeals on July 23, 2012, which ruled against Kalitta Air and affirmed the trial court’s judgment on November 25, 2013. The Court of Appeals subsequently denied Kalitta Air’s motion for a rehearing of its appeal. On April 3, 2014, Kalitta Air filed a petition with the U.S. Supreme Court seeking review of the Court of Appeals’ November 25, 2013 decision. L-3 IS intends to file a brief with the U.S. Supreme Court opposing Kalitta Air’s petition for review.

Bashkirian Airways. On July 1, 2004, lawsuits were filed on behalf of the estates of 31 Russian children in the state courts of Washington, Arizona, California, Florida, New York and New Jersey against Honeywell, Honeywell TCAS, Thales USA, Thales France, the Company and Aviation Communications & Surveillance Systems (ACSS), which is a joint venture of L-3 and Thales. The suits relate to the crash over southern Germany of a Bashkirian Airways Tupelov TU 154M aircraft and a DHL Boeing 757 cargo aircraft. On-board the Tupelov aircraft were 9 crew members and 60 passengers, including 45 children. The Boeing aircraft carried a crew of two. Both aircraft were equipped with Honeywell/ACSS Model 2000, Change 7 Traffic Collision and Avoidance Systems (TCAS). Sensing the other aircraft, the on-board DHL TCAS instructed the DHL pilot to descend, and the Tupelov on-board TCAS instructed the Tupelov pilot to climb. However, the Swiss air traffic controller ordered the Tupelov pilot to descend. The Tupelov pilot disregarded the on-board TCAS and put the Tupelov aircraft into a descent striking the DHL aircraft in midair at approximately 35,000 feet. All crew and passengers of both planes were lost. Investigations by the National Transportation Safety Board after the crash revealed that both TCAS units were performing as designed. The suits allege negligence and strict product liability based upon the design of the units and the training provided to resolve conflicting commands and seek approximately $315 million in damages, including $150 million in punitive damages. The Company’s insurers have accepted defense of this matter and have retained counsel. The matters were consolidated in the U.S. District Court for the District of New Jersey, which then dismissed the actions on the basis of forum non conveniens. Plaintiffs representing 30 of the estates re-filed their complaint against ACSS on April 23, 2007 with the Barcelona Court’s Registry in Spain. On March 9, 2010, the court ruled in favor of the plaintiffs and entered judgment against ACSS in the amount of approximately $6.7 million, all of which represented compensatory damages. Both ACSS and the plaintiffs appealed the judgment. In May 2012, the appellate court ruled in favor of the plaintiffs and entered judgment against ACSS in the amount of $48 million. ACSS filed an appeal of the judgment with the Supreme Court of Spain on September 28, 2012. On July 1, 2013, the Supreme Court agreed to consider the appeal, and the parties are awaiting the Supreme Court’s decision. The Company believes that the ruling and the

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

damages awarded are inconsistent with the law and evidence presented and, accordingly, that it is not probable that the Company has incurred a loss with respect to this matter. As of the date of this filing, 18 out of the 30 plaintiffs have released their claims against ACSS in consideration for payments made by the Company’s insurance carriers.

18. Pension and Other Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s pension and other postretirement benefit plans.

	Pension Plans		Postretirement Benefit Plans
	First Quarter Ended		First Quarter Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
	(in millions)
Components of net periodic benefit cost:
Service cost	$27	$32	$1	$1
Interest cost	36	33	2	2
Expected return on plan assets	(48)	(42)	(1)	(1)
Amortization of prior service costs (credits)	1	—	(1)	1
Amortization of net loss (gain)	4	22	—	(1)
Curtailment loss	1	—	—	—

Net periodic benefit cost	$21	$45	$1	$2

Contributions. The Company contributed cash of $14 million to its pension plans and $2 million to its other postretirement benefit plans during the quarter ended March 28, 2014. The Company expects to contribute an additional $83 million to its pension plans and $8 million to its other postretirement benefit plans during the remainder of 2014.

19.  Stock-Based Compensation

On February 19, 2014, the Company granted stock-based compensation under the Amended and Restated 2008 Long Term Performance Plan (2008 LTPP) in the form of stock options, restricted stock units and performance units further discussed below.

Stock Options. The Company granted 472,992 stock options with an exercise price of $113.67 per option, which was equal to the closing price of L-3 Holdings’ common stock on the date of grant. The options expire after 10 years from the date of grant and vest ratably over a three-year period on the annual anniversary of the date of grant. The options granted to our Chairman, President and Chief Executive Officer are also subject to performance-based vesting conditions. The weighted average grant date fair value for the options of $20.02 per option was estimated using the Black-Scholes option-pricing model. The weighted average assumptions used in the valuation model for this grant are presented in the table below.

Expected holding period (in years)	5.5
Expected volatility	24.4%
Expected dividend yield	2.7%
Risk-free interest rate	1.7%

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

Restricted Stock Units. The Company granted 402,870 restricted stock units with a weighted average grant date fair value of $113.67 per share. Restricted stock units automatically convert into shares of L-3 Holdings’ common stock upon vesting, and are subject to forfeiture until certain restrictions have lapsed, including a three year cliff vesting period for employees and a one year cliff vesting period for non-employee directors, in each case starting on the date of grant.

Performance Units. The Company granted 47,467 performance units with a weighted average grant date fair value per unit of $113.67. The final payout for these units is based on the achievement of pre-determined EPS goals established by the compensation committee of the Company’s Board of Directors for the three-year period ending December 31, 2016. The payout can range from zero to 200% of the original number of units awarded, which are converted into shares of L-3 Holdings’ common stock based on the then existing closing price at the end of the performance period.

20.  Supplemental Cash Flow Information

	First Quarter Ended
	March 28, 2014	March 29, 2013
	(in millions)
Interest paid on outstanding debt	$48	$48
Income tax payments	26	19
Income tax refunds	1	10

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

The tables below present net sales, operating income, depreciation and amortization and total assets by reportable segment.

	First Quarter Ended
	March 28, 2014	March 29, 2013
	(in millions)
Net Sales:
Aerospace Systems	$1,083	$1,187
Electronic Systems	1,103	1,139
Communication Systems	517	565
NSS	305	331
Elimination of intercompany sales	(37)	(37)

Consolidated total	$2,971	$3,185

Operating Income:
Aerospace Systems	$114	$140
Electronic Systems	125	117
Communication Systems	50	35
NSS	18	21

Consolidated total	$307	$313

Depreciation and amortization:
Aerospace Systems	$10	$9
Electronic Systems	29	30
Communication Systems	12	12
NSS	3	3

Consolidated total	$54	$54

	March 28, 2014	December 31, 2013
	(in millions)
Total Assets:
Aerospace Systems	$3,252	$3,175
Electronic Systems	6,993	6,895
Communication Systems	2,128	2,130
NSS	1,338	1,247
Corporate	354	562

Consolidated total	$14,065	$14,009

22.  Accounting Standards Issued and Not Yet Implemented

In April 2014, the FASB issued an accounting standards update that provides new guidance on the accounting and reporting of discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Additionally, the new guidance requires additional disclosures about discontinued operations. The update is effective for the Company for interim and

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

annual periods beginning January 1, 2015. The adoption of this standard is not expected to impact the Company’s financial position, results of operations or cash flows and will only affect the treatment of future discontinued operations.

23.  Employee Severance and Termination Costs

Consistent with the Company’s strategy to continuously improve its cost structure and right-size its businesses, especially in view of sequestration and other DoD budget reductions, L-3 is completing employment reduction actions across several of its businesses to reduce both direct and indirect costs, including overhead and general and administrative costs. As a result of these initiatives and due to the impact of sequestration at certain affected business units, the Company recorded $8 million in employee severance and other termination costs with respect to approximately 570 employees during the quarter period ended March 28, 2014. During the year ended December 31, 2013, the Company recorded a total of $29 million in employee severance and other termination costs with respect to approximately 2,000 employees. Employee severance and other termination costs are reported within cost of sales on the unaudited condensed consolidated statement of operations. The remaining balance to be paid in connection with these initiatives was $13 million at March 28, 2014 and $11 million at December 31, 2013. Employee severance and other termination costs incurred by reportable segment for the quarterly periods ended March 28, 2014 and March 29, 2013 are presented in the table below.

	First Quarter Ended
	March 28, 2014	March 29, 2013
	(in millions)
Reportable Segment
Aerospace Systems	$—	$—
Electronic Systems	4	3
Communication Systems	3	1
NSS	1	1

Consolidated	$8	$5

24.  Condensed Combining Financial Information of L-3 Communications and Its Subsidiaries

L-3 Communications is a 100% owned subsidiary of L-3 Holdings. The debt of L-3 Communications, including the Senior Notes and borrowings under amounts drawn against the Amended and Restated Revolving Credit Facility is guaranteed, on a joint and several, full and unconditional basis, by certain of its domestic subsidiaries (the “Guarantor Subsidiaries”) and, in the case of the Amended and Restated Revolving Credit Facility, by L-3 Holdings. The debt of L-3 Holdings, including the CODES, is guaranteed on a joint and several, full and unconditional basis, by L-3 Communications and the Guarantor Subsidiaries. See Note 10 to the audited consolidated financial statements for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K. The foreign subsidiaries and certain domestic subsidiaries of L-3 Communications (the “Non-Guarantor Subsidiaries”) do not guarantee the debt of L-3 Communications or L-3 Holdings. None of the debt of L-3 Communications has been issued by its subsidiaries. There are no restrictions on the payment of dividends from the Guarantor Subsidiaries to L-3 Communications or from L-3 Communications to L-3 Holdings.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

Under the terms of the indentures governing the Senior Notes, the guarantees of the Senior Notes will automatically and unconditionally be released and discharged: (1) upon the release of all guarantees of all other outstanding indebtedness of L-3 Communications Corporation, or (2) upon the determination that such guarantor is no longer a “domestic subsidiary”. Under the terms of the indenture governing the CODES, the guarantees of the CODES will be automatically and unconditionally released and discharged: (1) upon the release of guarantees of all other outstanding indebtedness of L-3 Holdings and its subsidiaries (other than a foreign subsidiary), or (2) upon the designation of such guarantor as an “excluded subsidiary.” In addition, the guarantees of the Senior Notes and the CODES will unconditionally be released and discharged in the event of a sale or other disposition of all of the assets of any guarantor, by way of merger, consolidation or otherwise, or a sale or other disposition of all of the capital stock of such guarantor.

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
	(in millions)
Condensed Combining Balance Sheets:
At March 28, 2014:
Current assets:
Cash and cash equivalents	$—	$57	$—	$182	$(12)	$227
Billed receivables, net	—	343	483	267	—	1,093
Contracts in process	—	1,029	1,330	404	—	2,763
Other current assets	—	296	148	175	—	619

Total current assets	—	1,725	1,961	1,028	(12)	4,702
Goodwill	—	2,335	4,326	1,160	—	7,821
Other assets	—	784	517	241	—	1,542
Investment in and amounts due from consolidated subsidiaries	6,802	7,287	3,626	—	(17,715)	—

Total assets	$6,802	$12,131	$10,430	$2,429	$(17,727)	$14,065

Current liabilities	$—	$909	$925	$634	$(12)	$2,456
Amounts due to consolidated subsidiaries	—	—	—	356	(356)	—
Other long-term liabilities	—	1,478	191	121	—	1,790
Long-term debt	689	3,631	—	—	(689)	3,631

Total liabilities	689	6,018	1,116	1,111	(1,057)	7,877

L-3 shareholders’ equity	6,113	6,113	9,314	1,318	(16,745)	6,113
Noncontrolling interests	—	—	—	—	75	75

Total equity	6,113	6,113	9,314	1,318	(16,670)	6,188

Total liabilities and equity	$6,802	$12,131	$10,430	$2,429	$(17,727)	$14,065

At December 31, 2013:
Current assets:
Cash and cash equivalents	$—	$258	$—	$261	$(19)	$500
Billed receivables, net	—	364	425	226	—	1,015
Contracts in process	—	951	1,209	364	—	2,524
Other current assets	—	281	160	169	—	610

Total current assets	—	1,854	1,794	1,020	(19)	4,649
Goodwill	—	2,335	4,325	1,136	—	7,796
Other assets	—	807	529	228	—	1,564
Investment in and amounts due from consolidated subsidiaries	6,712	7,007	3,713	—	(17,432)	—

Total assets	$6,712	$12,003	$10,361	$2,384	$(17,451)	$14,009

Current liabilities	$—	$909	$1,005	$628	$(19)	$2,523
Amounts due to consolidated subsidiaries	—	—	—	246	(246)	—
Other long-term liabilities	—	1,441	193	124	—	1,758
Long-term debt	689	3,630	—	—	(689)	3,630

Total liabilities	689	5,980	1,198	998	(954)	7,911

L-3 shareholders’ equity	6,023	6,023	9,163	1,386	(16,572)	6,023
Noncontrolling interests	—	—	—	—	75	75

Total equity	6,023	6,023	9,163	1,386	(16,497)	6,098

Total liabilities and equity	$6,712	$12,003	$10,361	$2,384	$(17,451)	$14,009

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Statements of Operations:
For the quarter ended March 28, 2014:
Total net sales	$—	$868	$1,631	$546	$(74)	$2,971
Total cost of sales	(15)	(774)	(1,471)	(493)	89	(2,664)

Operating (loss) income	(15)	94	160	53	15	307
Interest expense	(5)	(43)	—	—	5	(43)
Interest and other income, net	—	3	—	—	—	3

(Loss) income before income taxes	(20)	54	160	53	20	267
Benefit (provision) for income taxes	6	(17)	(51)	(17)	(6)	(85)
Equity in net income of consolidated subsidiaries	194	143	—	—	(337)	—

Net income	180	180	109	36	(323)	182
Net income attributable to noncontrolling interests	—	—	—	—	(2)	(2)

Net income attributable to L-3	$180	$180	$109	$36	$(325)	$180

Comprehensive income attributable to L-3	$162	$162	$106	$19	$(287)	$162

For the quarter ended March 29, 2013:
Total net sales	$—	$938	$1,735	$591	$(79)	$3,185
Total cost of sales	(14)	(866)	(1,554)	(531)	93	(2,872)

Operating (loss) income	(14)	72	181	60	14	313
Interest expense	(5)	(43)	—	—	5	(43)
Interest and other income, net	—	2	—	1	—	3

(Loss) income before income taxes	(19)	31	181	61	19	273
Benefit (provision) for income taxes	5	(9)	(52)	(18)	(5)	(79)
Equity in net income of consolidated subsidiaries	207	171	—	—	(378)	—

Net income	193	193	129	43	(364)	194
Net income attributable to noncontrolling interests	—	—	—	—	(1)	(1)

Net income attributable to L-3	$193	$193	$129	$43	$(365)	$193

Comprehensive income attributable to L-3	$169	$169	$129	$6	$(304)	$169

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Statements of Cash Flows:
For the quarter ended March 28, 2014:
Operating activities:
Net cash from (used in) operating activities	$188	$80	$(61)	$(34)	$(235)	$(62)

Investing activities:
Business acquisitions, net of cash acquired	—	(57)	—	—	—	(57)
Investments in L-3 Communications	(51)	—	—	—	51	—
Other investing activities	—	(13)	(15)	(1)	—	(29)

Net cash used in investing activities	(51)	(70)	(15)	(1)	51	(86)

Financing activities:
Common stock repurchased	(133)	—	—	—	—	(133)
Dividends paid on L-3 Holdings common stock	(55)	—	—	—	—	(55)
Dividends paid to L-3 Holdings	—	(188)	—	—	188	—
Investments from L-3 Holdings	—	51	—	—	(51)	—
Other financing activities	51	(74)	76	(43)	54	64

Net cash (used in) from financing activities	(137)	(211)	76	(43)	191	(124)

Effect of foreign currency exchange rate changes on cash	—	—	—	(1)	—	(1)

Net decrease in cash	—	(201)	—	(79)	7	(273)
Cash and cash equivalents, beginning of the period	—	258	—	261	(19)	500

Cash and cash equivalents, end of the period	$—	$57	$—	$182	$(12)	$227

For the quarter ended March 29, 2013:
Operating activities:
Net cash from operating activities	$174	$92	$73	$24	$(217)	$146

Investing activities:
Investments in L-3 Communications	(13)	—	—	—	13	—
Other investing activities	—	(25)	(25)	(4)	—	(54)

Net cash used in investing activities	(13)	(25)	(25)	(4)	13	(54)

Financing activities:
Common stock repurchased	(122)	—	—	—	—	(122)
Dividends paid on L-3 Holdings common stock	(52)	—	—	—	—	(52)
Dividends paid to L-3 Holdings	—	(174)	—	—	174	—
Investments from L-3 Holdings	—	13	—	—	(13)	—
Other financing activities	13	(86)	(48)	(32)	169	16

Net cash used in financing activities	(161)	(247)	(48)	(32)	330	(158)

Effect of foreign currency exchange rate changes on cash	—	—	—	(7)	—	(7)

Net decrease in cash	—	(180)	—	(19)	126	(73)
Cash and cash equivalents, beginning of the period	—	246	—	242	(139)	349

Cash and cash equivalents, end of the period	$—	$66	$—	$223	$(13)	$276

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Overview and Outlook

L-3’s Business

L-3 is a prime contractor in aerospace systems and national security solutions. L-3 is also a leading provider of a broad range of communication and electronic systems and products used on military and commercial platforms. Our customers include the United States (U.S.) Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), U.S. Department of State (DoS), allied international governments, and domestic and international commercial customers.

In the quarter ended March 28, 2014 (2014 First Quarter), we reorganized our business segments to better align our organizational structure with customer priorities and increase operational efficiencies. After the realignment, L-3’s structure consists of the following four segments: Aerospace Systems, Electronic Systems, Communication Systems and National Security Solutions, as further described below.

Aerospace Systems: combines the operations of the former Platform & Logistics Solutions (P&LS) segment with Intelligence, Surveillance and Reconnaissance (ISR) Systems. ISR Systems was part of the former Command, Control, Communications, Intelligence, Surveillance and Reconnaissance (C3ISR) segment. Aerospace Systems delivers integrated solutions for the global ISR market and provides modernization, upgrade, sustainment, and maintenance and logistics support for a wide variety of aircraft and ground systems.

Electronic Systems: includes all of its previous businesses historically included in this segment except the Microwave Products businesses, which are now part of Communication Systems. Electronic Systems provides a broad range of components, products, subsystems, systems and related services for military and commercial customers.

Communication Systems: combines the operations of the Microwave Products businesses, which were previously part of the Electronic Systems reportable segment, with the operations of the Networked and Secure Communications Products businesses, previously part of the former C3ISR segment. Communication Systems delivers products and services for the global communications market, specializing in strategic and tactical airborne, space, ground and sea-based communication systems.

National Security Solutions (NSS): remains unchanged. NSS will continue to provide cybersecurity solutions, high-performance computing, enterprise IT services, analytics and intelligence analysis.

Financial information with respect to our segments is included in Results of Operations within this section and in Note 21 to our unaudited condensed consolidated financial statements. Financial information for the quarter ended March 29, 2013 (2013 First Quarter) in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been revised for the segment realignment discussed above.

For the year ended December 31, 2013, we generated sales of $12,629 million. Our primary customer was the DoD. The table below presents a summary of our consolidated 2013 sales by major category of end customer and the percent contributed by each to our consolidated 2013 sales.

	2013 Sales	% of 2013 Sales
	(in millions)
DoD	$8,584	68%
Other U.S. Government	584	5

Total U.S. Government	9,168	73%
International (foreign governments)	1,753	14
Commercial — international	1,061	8
Commercial — domestic	647	5

Total sales	$12,629	100%

We currently expect the percentage of our consolidated sales to the U.S. Government to decline from 73% of our consolidated 2013 sales to approximately 70% of our consolidated 2014 sales. U.S. Government sales include sales to the DoD, which we expect to decrease from approximately 68% of our consolidated 2013 sales to 65% of our consolidated 2014 sales. We also expect sales to commercial and international customers to increase to approximately 30% of our 2014 sales compared to 27% of our consolidated 2013 sales.

Business Environment

U.S. Government Markets. Sales to U.S. Government customers represented 73% of our consolidated 2013 sales, and were primarily to DoD customers, which comprised 68% of our consolidated sales. Therefore, our annual sales are generally highly correlated to changes in U.S. Government spending levels, especially DoD budget levels.

The DoD budget peaked in the fiscal year ended September 30, 2010 (FY 2010) at $690 billion and has declined since. The total DoD budget for FY 2013 was $578 billion, which declined 10% compared to the FY 2012 budget, with the base budget 6% lower than FY 2012 and the Overseas Contingency Operations (OCO) budget 29% lower than FY 2012. The total DoD enacted budget for FY 2014 is $581 billion.

The enacted FY 2013 and FY 2014 DoD budgets comply with the sequestration cuts required by the Budget Control Act (BCA) of 2011 (BCA), as amended by The American Taxpayer Relief Act (ATRA) and the Bipartisan Budget Act of 2013 (BBA). ATRA, enacted on January 2, 2013, delayed the effective date of the BCA sequester cuts by two months to March 1, 2013 and reduced the sequester cuts to the FY 2013 DoD budget by $9 billion. The BBA, enacted on December 26, 2013, reduced budget sequester cuts to the DoD base budget by approximately $22 billion for FY 2014 and $9 billion for FY 2015 and increased the FY 2014 OCO budget by $6 billion compared to the amount requested by the Administration.

On March 4, 2014, the Obama Administration submitted its FY 2015 DoD Proposed Budget Request (PBR). The FY 2015 base budget request of $496 billion complies with the BCA sequestration cut spending caps, as amended by the BBA. The FY 2015 budget request also includes a $79 billion estimate for OCO. The total FY 2015 DoD budget request is $575 billion, a decline of 1% compared to the enacted FY 2014 DoD budget.

The table below presents the FY 2011 through FY 2014 enacted DoD budgets and the FY 2015 PBR. The FY 2015 PBR, submitted to Congress in March 2014, exceeds the BCA sequestration cut spending caps by $35 billion in FY 2016, $31 billion in FY 2017, $27 billion for FY 2018 and $22 billion for FY 2019. The table below excludes these amounts that exceed the BCA spending caps for FY 2016 to FY 2019.

	DoD Budget (includes Sequestration Cuts/BBA)			Annual Total Budget Change
Fiscal Year (Ending September 30)	Base	OCO	Total
	(in billions)
2011	$528	$159	$687	0%
2012	$530	$115	$645	-6%
2013	$496	$82	$578	-10%
2014	$496	$85	$581	1%
2015	$496	$79	$575	-1%
2016	$500	$30	$530	-8%
2017	$512	$30	$542	+2%
2018	$525	$30	$555	+2%
2019	$537	$30	$567	+2%

While we believe that L-3 is well positioned to benefit from several of the DoD’s focus areas, declining DoD budgets will generally pressure and possibly reduce funding for some of our contracts, which could reduce our sales and operating income and negatively impact our results of operations and cash flows. Uncertainty continues to exist, even with the recent passage of the BBA, regarding how sequestration cuts will be implemented in future fiscal year DoD budgets and what challenges this may present for the defense industry, including L-3, our customers and suppliers. Furthermore, while members of Congress and the Administration continue to discuss various options to address sequestration and the U.S. Government’s overall fiscal challenges, we cannot predict the outcome of these efforts. We do not believe the FY 2014 sequester cuts to the DoD budget will have a significant negative impact on our results of operations or cash flows for the year ending December 31, 2014. However, depending on how future sequestration cuts are implemented, sequestration could have a material, negative impact on our results of operations and cash flows in the future. In addition, declining DoD budgets due to sequestration or other reductions could also potentially trigger non-cash goodwill impairment charges depending on how these reductions impact each of our reporting units. (See the discussion regarding goodwill in “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2013.)

International and Commercial Markets. Sales to end customers other than the U.S. Government represented 27% of our consolidated 2013 sales and we expect those sales to represent 30% of our consolidated 2014 sales. These sales are generally affected by international government security and military priorities, as well as the fiscal situations of our international government end customers, global economic conditions for our commercial end markets and our competitive success in winning new business and increasing market share.

Key Performance Measures

The primary financial performance measures that we use to manage our businesses and monitor results of operations are sales and operating income trends. Management believes that these financial performance measures are the primary growth drivers for our earnings and cash flow per common share. Generally, in evaluating our businesses and contract performance, we focus on net sales, operating income and operating margin, which we define as operating income as a percentage of sales, and not by type or amount of operating costs.

One of our primary business objectives is to increase sales organically and through select business acquisitions. We define organic sales growth as the increase or decrease in sales for the current period compared to the prior period, excluding sales in the: (1) current period from business acquisitions that are included in our actual results of operations for less than twelve months, and (2) prior period from business divestitures that are included in our actual results of operations for the twelve-month period prior to the divestiture date. We expect to supplement, strengthen and enhance our existing businesses by selectively acquiring businesses that: (1) add important new technologies and products, (2) provide access to select customers, programs and contracts and (3) provide attractive returns on investment. Another important financial performance measure that we use is operating margin, because sales growth combined with operating margin levels determine our operating income levels.

Sales Trend. For the 2014 First Quarter, consolidated net sales of $2,971 million decreased by $214 million, or 6.7%, compared to the 2013 First Quarter, due to a decrease in organic sales of $228 million, or 7.2%, partially offset by net sales from acquisitions of $14 million, or 0.5%. See Results of Operations, including segment results below for a discussion of sales.

For the year ended December 31, 2013, our largest contract (revenue arrangement) in terms of annual sales was the Fort Rucker Maintenance Support contract with the U.S. Army Aviation and Missile Life Cycle Management Command (AMCOM), which is included in our Aerospace Systems segment. Under this contract, which generated approximately 4% of our 2013 sales, we provide maintenance, logistics and other related sustainment support services for rotary wing aircraft assigned to Fort Rucker and satellite units in Alabama. Our period of performance, including unexercised annual options, continues through September 30, 2017.

We derived approximately 68% of our 2013 sales from DoD customers and, as a result, our sales trends are generally highly correlated to DoD budget levels. DoD budgets are a function of several factors and uncertainties beyond our control, including, but not limited to, changes in U.S. procurement policies, budget considerations, current and future economic conditions, presidential administration priorities, U.S. military engagements, changing national security and defense requirements, geo-political developments, actual fiscal year congressional appropriations for defense budgets, and sequestration and other DoD budget reductions. Any of these factors could result in a significant increase, decrease or redirection of DoD budgets and impact our future results of operations, including our sales and operating income growth rates. Additionally, our future results of operations will be affected by our ability to retain our existing business, including our revenue arrangements with DoD customers, and to successfully compete for new business, which largely depends on: (1) our successful performance on existing contracts, (2) the effectiveness and innovation of our technologies and research and development activities, (3) our ability to offer better program performance than our competitors at an affordable cost, and (4) our ability to retain our employees and hire new ones, particularly those employees who have U.S. Government security clearances. We expect our 2014 consolidated sales to decline by approximately 5% compared to 2013, primarily due to the decline in DoD budgets.

Operating Income Trend. Operating income for the 2014 First Quarter was $307 million, a decrease of 2% from $313 million for the 2013 First Quarter. Our operating margin was 10.3% for the 2014 First Quarter, an increase of 50 basis points from 9.8% for the 2013 First Quarter. See Results of Operations, including segment results below for a discussion of operating margin.

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

Business Acquisitions and Dispositions

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 summarizes the business acquisitions and dispositions that we completed during the three years ended December 31, 2013. During the 2014 First Quarter, we acquired Data Tactics Corporation (L-3 Data Tactics) with $57 million of cash on hand. Business acquisitions are included in our consolidated results of operations from their dates of acquisition. Also, see Note 4 to our unaudited condensed consolidated financial statements contained in this quarterly report for a discussion of the business acquisition completed during the 2014 First Quarter.

Results of Operations

The following information should be read in conjunction with our unaudited condensed consolidated financial statements contained in this quarterly report. Our results of operations for the periods presented are affected by our business acquisitions. See Note 4 to our audited consolidated financial statements for the year ended December 31, 2013, included in our Annual Report on Form 10-K, for a discussion of our 2013 business acquisition.

Consolidated Results of Operations

The table below provides selected financial data for L-3 for the 2014 First Quarter compared with the 2013 First Quarter.

	First Quarter Ended		Increase/ (decrease)
(in millions, except per share data)	March 28, 2014	March 29, 2013
Net sales	$2,971	$3,185	(7)%
Operating income	$307	$313	(2)%
Operating margin	10.3%	9.8%	50	bpts
Interest expense	$43	$43	—
Interest and other income, net	$3	$3	—
Effective income tax rate	31.8%	28.9%	290	bpts
Net income attributable to L-3	$180	$193	(7)%
Diluted earnings per share	$2.01	$2.11	(5)%
Diluted weighted average common shares outstanding	89.4	91.5	(2)%

Net Sales: For the 2014 First Quarter, consolidated net sales of $3.0 billion decreased $214 million, or 7%, compared to the 2013 First Quarter. Sales to the U.S. Government, including the DoD declined 11% and impacted each segment. Acquired businesses, which are included in the Electronic Systems and NSS segments, increased net sales by $14 million in the 2014 First Quarter. Net sales to international and commercial customers increased 6%, or $46 million, to $853 million in the 2014 First Quarter, compared to $807 million in the 2013 First Quarter. Net sales to international and commercial customers, as a percentage of consolidated net sales, increased to 29% for the 2014 First Quarter as compared to 25% for the 2013 First Quarter.

Sales of products decreased by $152 million to $1,661 million, or 56% of consolidated net sales, for the 2014 First Quarter, compared to $1,813 million, or 57% of consolidated net sales, for the 2013 First Quarter. Sales of products decreased for: (1) Broadband Communication Systems primarily due to lower volume as contracts near completion and demand declines due to sequestration, other DoD budget reductions and the U.S. military drawdown from Afghanistan, (2) Sensor Systems primarily due to the completion of a force protection contract and lower volume primarily for airborne EO/IR turrets due to the U.S. military drawdown from Afghanistan, (3) ISR Systems due to sales of small ISR aircraft to the United States Air Force (USAF) in the 2013 First Quarter, (4) Precision Engagement & Training primarily due to reduced deliveries and volume for trainers and completed contracts for guidance products, and (5) Platform Systems primarily due to the USAF Joint Cargo Aircraft (JCA) program nearing completion, reduced volume for U.S. Navy maritime patrol aircraft from reduced funding, and reduced deliveries of aircraft cabin assemblies.

Sales of services decreased by $62 million to $1,310 million, or 44% of consolidated net sales, for the 2014 First Quarter, compared to $1,372 million, or 43% of consolidated net sales, for the 2013 First Quarter. Sales of services decreased primarily due to lower volume for small ISR aircraft systems due to the drawdown from Afghanistan, reduced volume for JCA fleet management services, lower demand for aircraft maintenance services from the Canadian Department of Defence (DND), and reduced volume for technical and information technology (IT) support services due to lower demand and completed contracts. See the reportable segment results below for additional discussion of our sales trends.

Operating income and operating margin: Operating income for the 2014 First Quarter of $307 million decreased $6 million, or 2%, compared to the 2013 First Quarter. Operating Margin increased by 50 basis points to 10.3% for the 2014 First Quarter compared to 9.8% for the 2013 First Quarter. The increase in operating margin is primarily due to lower pension expense of $24 million, which increased operating margin by 80 basis points. Lower sales and mix changes, primarily for Aerospace Systems, offset improved contract performance across several business areas, reducing operating margin by approximately 20 basis points. Additionally, 2014 First Quarter severance charges increased $3 million to $8 million compared to the 2013 First Quarter. See the reportable segment results below for additional discussion of our operating margin trends.

Effective income tax rate: The effective tax rate for the 2014 First Quarter increased to 31.8% from 28.9% for the same period last year. The increase is primarily due to a $12 million tax benefit for the retroactive reinstatement in the 2013 First Quarter of the U.S. Federal research and experimentation (R&E) tax credit for 2012 and 2013, compared to no R&E tax credit in the 2014 First Quarter. This increase was partially offset by a lower effective tax rate on foreign earnings.

Net income attributable to L-3 and diluted earnings per share (EPS): Net income attributable to L-3 in the 2014 First Quarter decreased 7% to $180 million compared to the 2013 First Quarter and diluted EPS decreased 5% to $2.01 from $2.11.

Diluted weighted average common shares outstanding: Diluted weighted average common shares outstanding for the 2014 First Quarter declined by 2% compared to the same period last year. The decline was due to repurchases of L-3 common stock in connection with our share repurchase program authorized by our Board of Directors, partially offset by additional shares issued in connection with various employee stock-based compensation programs and contributions to employee savings plans made in common stock.

Reportable Segment Results of Operations

The table below presents selected data by reportable segment reconciled to consolidated totals. See Note 21 to our unaudited condensed consolidated financial statements contained in this quarterly report for additional reportable segment data.

	First Quarter Ended
	March 28, 2014	March 29, 2013
	(dollars in millions)
Net sales:(1)
Aerospace Systems	$1,082	$1,186
Electronic Systems	1,082	1,111
Communication Systems	503	558
NSS	304	330

Consolidated net sales	$2,971	$3,185

Operating income:
Aerospace Systems	$114	$140
Electronic Systems	125	117
Communication Systems	50	35
NSS	18	21

Consolidated operating income	$307	$313

Operating margin:
Aerospace Systems	10.5%	11.8%
Electronic Systems	11.6%	10.5%
Communication Systems	9.9%	6.3%
NSS	5.9%	6.4%
Consolidated operating margin	10.3%	9.8%

(1)	Net sales are after intercompany eliminations.

Aerospace Systems

	First Quarter Ended		Decrease
	March 28, 2014	March 29, 2013
	(dollars in millions)
Net sales	$1,082	$1,186	(8.8)%
Operating income	$114	$140	(18.6)%
Operating margin	10.5%	11.8%	(130	) bpts

Aerospace Systems net sales for the 2014 First Quarter decreased by $104 million, or 9%, compared to the 2013 First Quarter. Sales decreased $62 million for Platform Systems and $42 million for ISR Systems. Sales for Logistics Solutions remained substantially the same. Platform Systems sales decreased: (1) $24 million due to lower USAF JCA volume as the contract nears completion, (2) $22 million primarily due to lower volume for aircraft maintenance for the DND due to timing and reduced funding, (3) $19 million due to lower volume for U.S. Navy maritime patrol aircraft resulting from reduced funding caused by U.S. Government sequestration cuts, and (4) $16 million due to reduced deliveries of aircraft cabin assemblies. These decreases were partially offset by a sales increase of $19 million for Australia C-27J aircraft due to timing of contract deliverables. ISR Systems sales declined primarily due to lower sales and volume for small ISR aircraft and aircraft systems due to the U.S. military drawdown in Afghanistan, partially offset by higher volume for logistic support and fleet management services to the DoD and ISR platforms for foreign military customers.

Aerospace Systems operating income for the 2014 First Quarter decreased by $26 million, or 19%, compared to the 2013 First Quarter. Operating margin declined by 130 basis points to 10.5%. Operating margin declined by 260 basis points primarily due to lower sales and mix changes. This decrease was partially offset by 70 basis points due to lower pension expense of $8 million and 60 basis points due to improved contract performance.

Electronic Systems

	First Quarter Ended		Increase/ (decrease)
	March 28, 2014	March 29, 2013
	(dollars in millions)
Net sales	$1,082	$1,111	(2.6)%
Operating income	$125	$117	6.8%
Operating margin	11.6%	10.5%	110	bpts

Electronic Systems net sales for the 2014 First Quarter decreased by $29 million, or 3%, compared to the 2013 First Quarter. Sales decreased: (1) $43 million for Precision Engagement & Training due to reduced deliveries of U.S. Army rotary wing training systems for the Flight School XXI program, lower volume for upgrades for F/A-18 flight simulator trainers and completed contracts for guidance products and (2) $38 million for Sensor Systems primarily due to the completion of a contract for force protection products for a foreign ministry of defense and lower volume for airborne EO/IR turrets due to the U.S. military drawdown from Afghanistan. These decreases were partially offset by sales increases of $26 million primarily due to the timing of deliveries of commercial shipbuilding products and $16 million for Space & Propulsion Systems due to higher volume on an engine contract to a foreign military and the Missile Defense Agency’s air-launched ballistic missile target programs. Sales from the Mustang Technology Group acquisition added $10 million.

Electronic Systems operating income for the 2014 First Quarter increased by $8 million, or 7%, compared to the 2013 First Quarter. Operating margin increased by 110 basis points to 11.6%. Lower pension expense of $8 million increased operating margin by 70 basis points and improved contract performance, primarily for Precision Engagement & Training, increased operating margin by 70 basis points. These increases were partially offset by 30 basis points due to lower sales and mix changes primarily for Sensor Systems.

Communication Systems

	First Quarter Ended		Increase/ (decrease)
	March 28, 2014	March 29, 2013
	(dollars in millions)
Net sales	$503	$558	(9.9)%
Operating income	$50	$35	42.9%
Operating margin	9.9%	6.3%	360	bpts

Communication Systems net sales for the 2014 First Quarter decreased by $55 million, or 10%, compared to the 2013 First Quarter. Sales decreased $37 million for Tactical Satellite Communications products primarily due to reduced deliveries of mobile and ground-based satellite communications systems for the U.S. military due to lower demand and $29 million for Broadband Communication Systems primarily due to: (1) lower volume for airborne and ground-based networked communication systems as contracts near completion and demand declines due to sequestration and other DoD budget reductions and (2) lower U.S. Army demand for remote video terminals and ISR support services primarily driven by the U.S. military drawdown from Afghanistan. These decreases were partially offset by an increase of $11 million for Space & Power Systems primarily due to increased deliveries of power devices for commercial satellites.

Communication Systems operating income for the 2014 First Quarter increased by $15 million, or 43%, compared to the 2013 First Quarter. Operating margin increased 360 basis points to 9.9%. Operating margin increased 230 basis points primarily due to lower development and production costs for Broadband Communication Systems and 160 basis points due to lower pension expense of $8 million. These increases were partially offset by 30 basis points due to higher severance costs of $2 million compared to the 2013 First Quarter.

NSS

	First Quarter Ended		Decrease
	March 28, 2014	March 29, 2013
	(dollars in millions)
Net sales	$304	$330	(7.9)%
Operating income	$18	$21	(14.3)%
Operating margin	5.9%	6.4%	(50	) bpts

NSS net sales for the 2014 First Quarter decreased by $26 million, or 8%, compared to the 2013 First Quarter. Sales declined by $13 million for Intelligence Solutions primarily due to work scope reductions on a technical support contract for a U.S. Government agency due to U.S. Government sequestration cuts. Sales declined by $10 million for Federal Solutions primarily due to the completion of a contract for the National Oceanic and Atmospheric Administration. Sales also declined by $7 million for Defense Solutions primarily due to lower demand and completed contracts, partially offset by a new IT services contract for the U.S. Army reserve. These decreases were partially offset by the L-3 Data Tactics acquisition, which added $4 million of sales.

NSS operating income for the 2014 First Quarter decreased by $3 million, or 14%, compared to the 2013 First Quarter. Operating margin decreased by 50 basis points to 5.9% primarily due to lower award fees for IT and intelligence support services contracts and lower margins on new business due to competitive pricing pressure.

Liquidity and Capital Resources

Anticipated Sources and Uses of Cash Flow

At March 28, 2014, we had total cash and cash equivalents of $227 million as compared to $500 million at December 31, 2013. While no amounts of the cash and cash equivalents are considered restricted, $166 million was held by the Company’s foreign subsidiaries at March 28, 2014. The repatriation of cash held in non-U.S. jurisdictions is subject to local capital requirements, as well as income tax considerations. Our primary source of liquidity is cash flow generated from operations and our cash on hand. We used $62 million of cash from operating activities during the 2014 First Quarter. Significant cash used during the 2014 First Quarter also included $133 million to repurchase shares of our common stock, $57 million for a business acquisition, $55 million paid for dividends and $30 million for capital expenditures.

As of March 28, 2014, we had the availability of all of our $1 billion Amended and Restated Revolving Credit Facility. Our Amended and Restated Revolving Credit Facility expires on February 3, 2017. We currently believe that our cash from operating activities generated during the year, together with our cash on hand, and available borrowings under our Amended and Restated Revolving Credit Facility will be adequate for the foreseeable future to meet our anticipated requirements for working capital, capital expenditures, defined benefit plan contributions, commitments, contingencies, research and development expenditures, business acquisitions (depending on the size), program and other discretionary investments, interest payments, income tax payments, L-3 Holdings’ dividends and share repurchases.

On March 31, 2014, we notified holders of our 3% Convertible Contingent Debt Securities (CODES) that they are currently entitled to convert all or a portion of their CODES. The CODES are convertible because the closing prices of L-3 Holdings common stock met the trading price condition of the CODES during the 2014 First Quarter. See Note 9 to our unaudited condensed consolidated financial statements contained in this quarterly report for a description of the trading price condition. The holders’ right to convert began March 31, 2014 and ends on June 27, 2014. As previously announced, we will settle the entire conversion obligation with respect to converted CODES, if any, in cash. We anticipate funding any converted CODES with cash on hand and from borrowings under our revolving credit facility and/or through the issuance of new debt. At March 28, 2014, the conversion value of the CODES was approximately $900 million, of which $4 million relates to an income tax recapture liability. The income tax recapture liability is based on the difference between the tax basis and conversion value of the CODES. At December 31, 2013, the deferred tax liability related to the income tax recapture was $81 million.

Our business may not continue to generate cash flow at current levels and, if we are unable to generate sufficient cash flow from operations to service our debt, we may be required to reduce costs and expenses, sell assets, reduce capital expenditures, reduce dividend payments, refinance all or a portion of our existing debt or obtain additional financing. We may not be able to do this on a timely basis, on satisfactory terms, or at all. Our ability to make scheduled principal payments or to pay interest on or to refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the U.S. defense industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

Balance Sheet

Billed receivables increased by $78 million to $1,093 million at March 28, 2014, from $1,015 million at December 31, 2013 primarily due to the timing of billings and collections primarily for Marine & Power Systems, Integrated Sensor Systems, Platform Systems, Logistics Solutions and Precision Engagement & Training and $4 million from the L-3 Data Tactics business acquisition, partially offset by collections for Broadband Communication Systems.

Contracts in process increased by $239 million to $2,763 million at March 28, 2014, from $2,524 million at December 31, 2013 due to an increase of $180 million in unbilled contracts receivables, $57 million in inventoried contract costs, and $4 million from the L-3 Data Tactics business acquisition, partially offset by a $2 million decrease for foreign currency translation adjustments. The increase in unbilled contracts receivables is primarily due to sales exceeding billings for NSS, ISR Systems, Broadband Communication Systems, Platform Systems and Space & Propulsion Systems. The increase in inventoried contract costs is due to the timing of deliveries across several business areas, primarily Warrior Systems, Precision Engagement & Training, Sensor Systems and Logistics Solutions, partially offset by decreases in COMSEC & Specialty RF Products.

L-3’s receivables days sales outstanding (DSO) was 81 at March 28, 2014, compared with 73 at December 31, 2013 and 77 at March 29, 2013. We calculate our DSO by dividing: (1) our aggregate end of period billed receivables and net unbilled contract receivables, by (2) our trailing 12 month sales adjusted, on a pro forma basis, to include sales from business acquisitions and exclude sales from business divestitures that we completed as of the end of the period, multiplied by the number of calendar days in the trailing 12 month period (364 days at March 28, 2014, 365 days at December 31, 2013 and 364 days at March 29, 2013). Our trailing 12 month pro forma sales were $12,483 million at March 28, 2014, $12,664 million at December 31, 2013 and $13,220 million at March 29, 2013. The increase in DSO was primarily due to the increase in billed receivables and net unbilled contract receivables and the decline in our trailing 12 months pro forma sales.

Inventories increased primarily for Security & Detection Systems and Tactical Satellite Communications products to support customer demand.

Goodwill increased by $25 million to $7,821 million at March 28, 2014 from $7,796 million at December 31, 2013. The table below presents the changes in goodwill by segment.

	Aerospace Systems	Electronic Systems	Communication Systems	NSS	Consolidated Total
	(in millions)
Balance at December 31, 2013	$1,751	$4,085	$992	$968	$7,796
Business acquisition(1)	—	—	—	40	40
Foreign currency translation adjustments(2)	(9)	(6)	—	—	(15)

Balance at March 28, 2014	$1,742	$4,079	$992	$1,008	$7,821

(1)	The increase in goodwill for the NSS segment is due to the L-3 Data Tactics business acquisition.

(2)

The decrease in goodwill presented in the Aerospace Systems and Electronic Systems segments was primarily due to the strengthening of the U.S. dollar against the Canadian dollar during the quarter ended March 28, 2014.

The decrease in identifiable intangible assets was primarily due to amortization expense, partially offset by $9 million of intangible assets recognized for the L-3 Data Tactics business acquisition.

The decrease in other assets is primarily due to lower long-term receivables for leased training systems and lower deferred charges due to timing of billings as allowable costs.

The fluctuations in accounts payable and accrued expenses were primarily due to the timing of when invoices for purchases from third party vendors and subcontractors were received and payments were made.

The decrease in advance payments and billings in excess of costs incurred was primarily due to the liquidation of balances on contracts for Platform Systems, Marine Systems International and Marine & Power Systems.

The increase in pension and postretirement benefit plan liabilities was primarily due to pension expense (excluding amortization of net losses) exceeding cash contributions during the 2014 First Quarter. We expect to contribute cash of approximately $97 million to our pension plans in 2014, of which $14 million was contributed during the 2014 First Quarter.

Non-current deferred income tax liabilities increased primarily due to amortization of certain goodwill and other identifiable intangible assets for tax purposes.

Other liabilities decreased primarily due to long-term accrued incentive compensation, warranty reserves and notes payable reclassified to current liabilities.

Statement of Cash Flows

2014 First Quarter Compared with 2013 First Quarter

The table below provides a summary of our cash flows (used in) from operating, investing, and financing activities for the periods indicated.

	First Quarter Ended
	March 28, 2014	March 29, 2013	Increase/ (decrease)
	(in millions)
Net cash (used in) from operating activities	$(62)	$146	$(208)
Net cash used in investing activities	(86)	(54)	(32)
Net cash used in financing activities	(124)	(158)	34

Operating Activities

We used $62 million of cash from operating activities during the 2014 First Quarter, a decrease of $208 million compared with $146 million of cash generated from operating activities during the 2013 First Quarter. The use of cash in the 2014 First Quarter compared to cash generated in the 2013 First Quarter was due to: (1) $192 million of more cash used for changes in operating assets and liabilities due to increases in working capital primarily for contracts in process, accounts payable and inventory, (2) lower net income of $12 million and (3) lower non-cash expenses of $4 million primarily due to lower pension expense. See the discussion above under “Liquidity and Capital Resources — Balance Sheet” for additional information on changes in operating assets and liabilities.

Investing Activities

During the 2014 First Quarter, we used $86 million of cash, including $57 million for the acquisition of L-3 Data Tactics and $30 million for capital expenditures. The 2013 First Quarter includes $49 million for capital expenditures.

Financing Activities

Debt

At March 28, 2014, total outstanding debt was $3,631 million, of which $2,942 million was senior debt and $689 million was CODES, compared to $3,630 million at December 31, 2013, of which $2,941 million was senior debt and $689 million was CODES. At March 28, 2014, there were no borrowings or letters of credit outstanding under our $1 billion Amended and Restated Revolving Credit Facility and we had all of our $1 billion facility available for future borrowings. We also had $614 million of outstanding standby letters of credit with financial institutions covering performance and financial guarantees per contractual requirements with certain customers, at March 28, 2014. These standby letters of credit may be drawn upon in the event that we do not perform on certain of our contractual requirements. At March 28, 2014, our outstanding senior notes mature between November 15, 2016 and February 15, 2021. See “Liquidity and Capital Resources – Anticipated Sources and Uses of Cash Flow” within this section for information regarding the conversion of the CODES. Also, see Note 9 to our unaudited condensed consolidated financial statements contained in this quarterly report for the components of our debt at March 28, 2014.

Debt Covenants and Other Provisions. The Amended and Restated Revolving Credit Facility and Senior Notes contain financial and/or other restrictive covenants. See Note 10 to our audited consolidated financial statements for the year ended December 31, 2013, included in our Annual Report on Form 10-K, for a description of our debt, related financial covenants and cross default provisions, and for additional information regarding the CODES, including conditions for conversion. As of March 28, 2014, we were in compliance with our financial and other restrictive covenants.

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

Equity

Repurchases of L-3 Holdings’ common stock, under the share repurchase program approved by the Board of Directors, are made from time to time at management’s discretion, in accordance with applicable U.S. Federal securities laws, in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, legal requirements, other investment opportunities (including acquisitions), market conditions and other factors. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares.

The table below presents our repurchases of L-3 Holdings’ common stock during the 2014 First Quarter.

	Total Number of Shares Purchased	Average Price Paid Per Share	Treasury Stock
			(at cost in millions)
January 1 — March 28, 2014	1,216,976	$109.43	$133

At March 28, 2014, the remaining dollar value under the share repurchase program approved by L-3 Holdings’ Board of Directors was $735 million. From March 29, 2014 through April 23, 2014, L-3 Holdings repurchased 307,692 shares of its common stock at an average price of $116.98 per share for an aggregate amount of $36 million.

During the 2014 First Quarter, L-3 Holdings’ Board of Directors authorized the quarterly cash dividends in the table below.

Date Declared	Record Date	Cash Dividend Per Share	Date Paid	Total Dividends Paid
				(in millions)
February 11, 2014	March 3, 2014	$0.60	March 17, 2014	$52

In addition to the dividends in the table above, the Company paid $3 million of previously accrued dividends for employee held stock-awards during the 2014 First Quarter.

Legal Proceedings and Contingencies

For a discussion of legal proceedings and contingencies that could impact our results of operations, financial condition or cash flows, see Note 17 to our unaudited condensed consolidated financial statements contained in this quarterly report.

Forward-Looking Statements

Certain of the matters discussed in this report, including information regarding the Company’s 2014 financial outlook, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than historical facts may be forward-looking statements, such as “may,” “will,” “should,” “likely,” “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions are used to identify forward-looking statements. The Company cautions investors that these statements are subject to risks and uncertainties many of which are difficult to predict and generally beyond the Company’s control that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. Some of the factors that could cause actual results to differ include, but are not limited to, the following: our dependence on the defense industry; backlog processing and program slips resulting from delayed awards and/or funding from the Department of Defense (DoD) and other major customers; the U.S. Government fiscal situation; changes in DoD budget levels and spending priorities; U.S. Government failure to raise the debt ceiling; our reliance on contracts with a limited number of customers and the possibility of termination of government contracts by unilateral government action or for failure to perform; the extensive legal and regulatory requirements surrounding many of our contracts; our ability to retain our existing business and related contracts; our ability to successfully compete for and win new business; or, identify, acquire and integrate additional businesses; our ability to maintain and improve our operating margin; the availability of government funding and changes in customer requirements for our products and services; our significant amount of debt and the restrictions contained in our debt agreements; our ability to continue to recruit, retain and train our employees; actual future interest rates, volatility and other assumptions used in the determination of pension benefits and equity based compensation, as well as the market performance of benefit plan assets; our collective bargaining agreements, our ability to successfully negotiate contracts with labor unions and our ability to favorably resolve labor disputes should they arise; the business, economic and political conditions in the markets in which we operate; global economic uncertainty; the DoD’s Better Buying Power and other efficiency initiatives; events beyond our control such as acts of terrorism; our ability to perform contracts on schedule; our international operations; our extensive use of fixed-price type revenue arrangements; the rapid change of technology and high level of competition in which our businesses participate; our introduction of new products into commercial markets or our investments in civil and commercial products or companies; the outcome of litigation matters; results of audits by U.S. Government agencies and of on-going governmental investigations; the impact on our business of improper conduct by our employees, agents or business partners; ultimate resolution of contingent matters, claims and investigations relating to acquired businesses, and the impact on the final purchase price allocations; and the fair values of our assets.

In addition, for a discussion of other risks and uncertainties that could impair our results of operations or financial condition, see “Part I — Item 1A — Risk Factors” and “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K for the year ended December 31, 2013 and in this quarterly report on Form 10-Q, and any material updates to these factors contained in any of our future filings.

Readers of this document are cautioned that our forward-looking statements are not guarantees of future performance and the actual results or developments may differ materially from the expectations expressed in the forward-looking statements.

As for the forward-looking statements that relate to future financial results and other projections, actual results will be different due to the inherent uncertainties of estimates, forecasts and projections and may be better or worse than projected and such differences could be material. Given these uncertainties, you should not place any reliance on these forward-looking statements. These forward-looking statements also represent our estimates and assumptions only as of the date that they were made. We expressly disclaim a duty to provide updates to these forward-looking statements, and the estimates and assumptions associated with them, after the date of this filing, to reflect events or changes in circumstances or changes in expectations or the occurrence of anticipated events.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Derivative Financial Instruments and Other Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for a discussion of our exposure to market risks. There were no material changes to our disclosure about market risks during the 2014 First Quarter. See Notes 14 and 16 to our unaudited condensed consolidated financial statements contained in this quarterly report for the aggregate fair values and notional amounts of our foreign currency forward contracts at March 28, 2014.

ITEM 4.

CONTROLS AND PROCEDURES

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 related to L-3 Holdings and L-3 Communications is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 28, 2014. Based upon that evaluation, our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer concluded that, as of March 28, 2014, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 17 to our unaudited condensed consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.

ITEM 1A.

RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, and “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview and Outlook — Business Environment”, which could materially affect our business, financial condition or future results. Other than as described in “Business Environment”, there have been no material changes to the risk factors disclosed in “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about share repurchases made by L-3 Holdings of its common stock during the 2014 First Quarter. Repurchases are made from time to time at management’s discretion in accordance with applicable U.S. Federal securities laws. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs(1)
				(in millions)
January 1 — January 31, 2014	642,503	$106.30	642,503	$800
February 1 — February 28, 2014	376,807	$111.40	376,807	$758
March 1 — March 28, 2014	197,666	$115.87	197,666	$735

Total	1,216,976	$109.43	1,216,976

(1)

The share repurchases that were completed as described in the table above were made pursuant to the $1.5 billion share repurchase program authorized by L-3 Holdings’ Board of Directors on February 5, 2013, which expires on June  30, 2015.

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
(Principal Financial Officer)

Date: May 1, 2014

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
3.4

Amended and Restated By-Laws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to the Registrants’ Current Report on Form 8-K filed on December 17, 2007 (File Nos. 001-14141 and 333-46983)).

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

Exhibit No.	Description of Exhibits
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

†*10.3	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2014 Version).
†*10.4	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2014 CEO Version).
†*10.5	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2014 Version).
†*10.6	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2014 CEO Version).
†*10.7	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2014 CEO Direct Report Version).
†*10.8	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Agreement (2014 Version).
†*10.9	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Award Notice (2014 Version).
†*10.10	Form of L-3 Communications Holdings, Inc. 2012 Cash Incentive Plan Performance Cash Award Agreement (2014 Version).
†*10.11	Form of L-3 Communications Holdings, Inc. 2012 Cash Incentive Plan Performance Cash Award Notice (2014 Version).
**11	L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Common Share.

Exhibit No.	Description of Exhibits
*12	Ratio of Earnings to Fixed Charges.
*31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*32	Section 1350 Certification.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**

The information required in this exhibit is presented in Note 13 to the unaudited condensed consolidated financial statements as of March 28, 2014 contained in this quarterly report in accordance with the provisions of ASC 260, Earnings Per Share.

†	Represents management contract, compensatory plan or arrangement in which executive officers are entitled to participate.