Form 10-K/A
period 2013-12-31
L 3 COMMUNICATIONS HOLDINGS INC; L 3 COMMUNICATIONS CORP
filed 2014-10-10
CIK 1056239, 1039101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

EXPLANATORY NOTE

For convenience purposes in this filing on Form 10-K/A, “L-3 Holdings” refers to L-3 Communications Holdings, Inc., and “L-3 Communications” refers to L-3 Communications Corporation, a wholly-owned operating subsidiary of L-3 Holdings. “L-3”, “Company”,“we”, “us” and “our” refer to L-3 Holdings and its subsidiaries, including L-3 Communications.

We are filing this Amendment No. 1 (this “Amendment” or “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 following the completion of the internal review of our Aerospace Systems segment, which is discussed below. Our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”) was originally filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2014, and subsequently updated for the re-alignment of our segments that occurred in the first quarter of 2014 and reported in our Current Report on Form 8-K filed with the SEC on May 2, 2014 (the “Form 8-K” and, together with the Form 10-K, the “Original Form 10-K”). At the time of filing our Form 10-K, we determined that our disclosure controls and procedures (“DC&P”) and our internal controls over financial reporting (“ICFR”) were each effective as of December 31, 2013.

This Amendment revises Part II, Item 9A, Controls and Procedures, as it relates to our conclusions regarding the effectiveness of our DC&P and our report on ICFR. As disclosed in our Current Report on Form 8-K filed with the SEC on September 26, 2014, as part of the findings from the internal review of the Aerospace Systems segment, we identified certain material weaknesses in our ICFR that existed as of December 31, 2013. Solely as a result of these material weaknesses, we have concluded that our DC&P and ICFR were not effective as of December 31, 2013.

In addition to the revision in Part II, Item 9A described above, this Amendment revises previously issued financial statements for: (1) accounting adjustments due to the internal review at our Aerospace Systems segment, (2) accounting error related to a sales-type lease transaction for flight simulator systems within our Electronic Systems segment, and (3) previously identified immaterial errors already recognized in our financial statements but not recorded in the appropriate periods. The accounting errors related to the sales-type lease transaction and immaterial out of period amounts are not related to the internal review at our Aerospace Systems segment.

See “Items Amended by this Filing” below for a description of the items of the Form 10-K that are being amended pursuant to this Amendment. Concurrently with the filing of this Amendment, we are also filing an amendment to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2014 (“2014 First Quarter 10-Q/A”), which revises that report for the items discussed above.

Controls and Procedures: As part of the internal review of our Aerospace Systems segment, discussed below, we identified material weaknesses in our ICFR. The material weaknesses, further discussed in Item 9A, Controls and Procedures, on page 73, are: (1) the Company did not maintain an effective control environment at its Aerospace Systems segment with respect to: (i) inadequate execution of existing controls around the annual review and approval of contract (revenue arrangement) estimates; (ii) not following established Company accounting policies, controls and procedures, and (iii) intentional override of numerous transactional and monitoring internal controls at our Army Sustainment division; and (2) Company personnel did not perform reviews of certain employee concerns regarding violations of our accounting policies and ICFR in a sufficient and effective manner.

Internal Review of Aerospace Systems Segment: We conducted an internal review related to instances of misconduct and accounting errors at our Aerospace Systems segment. This review was conducted with the assistance of outside legal and accounting advisors, and has been completed. As a result of the internal review, we identified and recorded aggregate pre-tax charges as follows: (1) $60 million for 2013, (2) $25 million for 2012, (3) $5 million for 2011, and (4) $4 million for periods prior to 2011. Furthermore, our quarterly report on Form 10-Q for the three and six month periods ended June 27, 2014 and the 2014 First Quarter 10-Q/A also include aggregate pre-tax charges related to the internal review of Aerospace Systems segment. The aggregate pre-tax charge related to the internal review of Aerospace Systems segment for the three months ended

i

March 28, 2014 is approximately $20 million and for the three months ended June 27, 2014 is approximately $55 million.

The adjustments related to the internal review only affected the Logistics Solutions and Platform Systems sectors of the Aerospace Systems segment. The cumulative aggregate adjustments attributable to the Logistics Solutions sector are approximately $117 million, and at the Platform Systems sector are approximately $52 million. The Logistics Solutions sector adjustments relate to: (1) losses of $69 million with respect to the U.S. Army C-12 fixed-price maintenance and logistics support contract due to cost overruns inappropriately deferred, sales invoices inappropriately prepared, and the failure to timely and accurately perform contract estimates at completion and valuation assessments of inventories and receivables, at our Army Sustainment Division, and (2) accounting errors of $48 million in connection with the valuation of inventories and receivables, as well as the correction for certain accruals on other logistics support contracts. The Platform Systems sector adjustments are primarily due to: (1) losses of $37 million on two aircraft modification contracts and two contracts for rotary wing sub-assemblies and parts, and (2) write-offs of deferred costs of $15 million to design and test aerostructures for a new commercial aircraft.

Sales-Type Lease Transaction: We routinely perform on-site accounting and internal control review procedures on a rotational basis. As part of a previously planned review of our Simulation & Training business in the Electronic Systems segment and unrelated to the internal review at the Aerospace Systems segment, we evaluated the accounting treatment related to a sales-type lease transaction with the U.S. Army for rotary wing flight simulator systems. The period of performance under this contract began in 2004 and ends in 2023. Based on the results of this evaluation, we have adjusted our previously issued financial statements to: (1) increase interest income accretion on the net investment related to this sales-type lease transaction by an estimated aggregate amount of approximately $5 million for 2013, $3 million for each of 2012 and 2011 and $12 million for periods prior to 2011, and (2) decrease sales by approximately $7 million for 2013 and decrease cost of sales by approximately $7 million for 2013 and $5 million for periods prior to 2011. Furthermore, our quarterly report on Form 10-Q for the three and six month periods ended June 27, 2014 and the 2014 First Quarter 10-Q/A also include an increase in interest income accretion of $2 million and a decrease in sales of approximately $8 million and related decrease in cost of sales by approximately $7 million.

Out of Period Amounts: We had identified various out of period amounts included in our previously issued financial statements that were deemed to be immaterial individually and in the aggregate. In prior periods, in accordance with Accounting Standards Codification (“ASC”) 650-10-S99 and S55 (formerly Staff Accounting Bulletins (“SAB”) No. 99 and No. 108), Accounting Changes and Error Corrections, we concluded that these errors were, individually, and in the aggregate, not material, quantitatively or qualitatively, to the financial statements in the period recorded or to the relevant prior periods. Accordingly, we recorded these errors in our financial statements in the period that the error was identified. We are, on a voluntary basis, revising our previously issued financial statements to correct for these errors already recognized in our financial statements but not recorded in the appropriate periods to reflect them in the appropriate period. These out of period amounts were not discovered as part of the internal review of the Aerospace Systems segment discussed above, but rather represent previously identified errors “resulting from mathematical mistakes, mistakes in application of generally accepted accounting principles, or oversight or misuse of facts that existed at the time the financial statements were prepared,” as defined in ASC 250-10-20 Accounting Changes and Error Corrections. We are, therefore, not treating these amounts as changes in estimates. These errors consist of: (1) increases in development and material costs related to Broadband Communication Systems that were recorded in the first quarter of 2013 but should have been recorded in the fourth quarter of 2012, (2) a sub-contractor subscription deposit that was recorded as sales and income in the fourth quarter of 2012 but should have been amortized to sales and income during 2013, (3) costs accrued in the fourth quarter of 2012 for goods or services received in the first quarter of 2013, (4) several unrecorded liabilities that were recorded in the first quarter of 2013 but should have been recorded in the fourth quarter of 2012, (5) a correction of accrued vacation that was recorded in the fourth quarter of 2013 but should have been recorded in the fourth quarter of 2012 and the first, second and third quarters of 2013, and (6) a warranty reserve reduction recorded in the third quarter of 2012 that should have been recorded in the fourth quarter of 2011.

With respect to each of the immaterial out of period amounts included in the Company’s previously issued financial statements, the table below presents the: (1) nature of the adjustments, (2) applicable segment, (3) amount of increase (or decrease) to sales and operating income, (4) period recorded and (5) correct period.

		2013		2012		2011
Nature of Adjustment	Applicable Segment	Sales	Operating Income	Sales	Operating Income	Sales	Operating Income	Period Recorded	Correct Period
		($ in millions)
Higher development and material costs for networked communications systems	Communication Systems	$10	$10	$(10)	$(10)	$—	$—	1Q 2013	4Q 2012

Sub-contractor subscription deposit	Aerospace Systems	26	2	(26)	(2)	—	—	4Q 2012	1Q, 2Q, 3Q & Q4 2013

Costs accruals for goods/services received	Aerospace Systems	5	1	(5)	(1)	—	—	4Q 2012	1Q 2013

Unrecorded liabilities	Aerospace Systems	(2)	—	2	—	—	—	1Q 2013	4Q 2012

Accrued vacation	Aerospace Systems	—	1	—	(1)	—	—	4Q 2013	4Q 2012, 1Q, 2Q & 3Q 2013

Warranty reserve	Electronic Systems	—	—	3	(4)	(3)	4	3Q 2012	4Q 2011

Total		$39	$14	$(36)	$(18)	$(3)	$4

The table below presents the impact of the matters discussed above on sales and pre-tax income in total, for the six month period ended June 27, 2014, years ended December 31, 2013, 2012 and 2011, and for the years ended prior to December 31, 2011.

	Total		Six Months 2014		2013		2012		2011		Prior to 2011
	Sales	Pre-tax Income	Sales	Pre-tax Income	Sales	Pre-tax Income	Sales	Pre-tax Income	Sales	Pre-tax Income	Sales	Pre-tax Income
	(in millions)
Army C-12 Contract	$(32)	$(69)	$(3)	$(15)	$(25)	$(35)	$(3)	$(16)	$(1)	$(3)	—	—
Other Logistics Support Contracts	(5)	(48)	—	(20)	(2)	(11)	(2)	(11)	—	(2)	(1)	(4)

Logistics Solutions	$(37)	$(117)	$(3)	$(35)	$(27)	$(46)	$(5)	$(27)	$(1)	$(5)	$(1)	$(4)
Platform Systems	(21)	(52)	(12)	(40)	(12)	(14)	3	2	—	—	—	—

Total Internal Review of Aerospace Systems Segment	$(58)	$(169)	$(15)	$(75)	$(39)	$(60)	$(2)	$(25)	$(1)	$(5)	$(1)	$(4)
Sales-Type Lease Transaction	(15)	29	(8)	1	(7)	5	—	3	—	3	—	17
Out of Period Amounts	—	—	—	—	39	14	(36)	(18)	(3)	4	—	—

Total Revisions	$(73)	$(140)	$(23)	$(74)	$(7)	$(41)	$(38)	$(40)	$(4)	$2	$(1)	$13

For additional information regarding the effect the adjustments above had on previously issued financial statements, see Note 3, on page F-15.

In accordance with ASC 650-10-S99 and S55, we performed an analysis to determine if the impact of the amounts disclosed above were material to previously issued financial statements. Based on that analysis, we believe that previously issued financial statements are not materially misstated on either a quantitative or qualitative basis. However, we believe that correcting these errors in the quarterly report on Form 10-Q for the second quarter of 2014 would, in the aggregate, cause a material misstatement to forecasted pre-tax income and net income for the fiscal year ending December 31, 2014. Accordingly, we are correcting these errors by revising our previously issued financial statements to record all the adjustments in the table above in the appropriate period.

Items Amended by this Filing

The following items of the Original Form 10-K are being amended:

•	Part I — Item 1. Business

•	Part I — Item 1A. Risk Factors

•	Part II — Item 6. Selected Financial Data

•	Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II — Item 8. Financial Statements and Supplementary Data

•	Part II — Item 9A. Controls and Procedures

•	Part IV — Item 15. Exhibits and Financial Statement Schedules

Other than this Amendment and the 2014 First Quarter 10-Q Amendment, we do not intend to file any other amended Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the revisions. Future Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q will reflect the revisions for financial information included in this Amendment and the 2014 First Quarter 10-Q Amendment, as applicable.

This Amendment includes the updates for the matters discussed above. However, this Amendment does not reflect other subsequent information or events that have occurred after the filing date of the Form 10-K. Accordingly, this Amendment should be read in conjunction with our other filings with the SEC subsequent to the filing of the Form 10-K.

L-3 COMMUNICATIONS HOLDINGS, INC.

L-3 COMMUNICATIONS CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K/A

For the Year Ended December 31, 2013

PART I

Item 1. Business

Overview

L-3 Holdings, a Delaware corporation organized in April 1997, derives all of its operating income and cash flows from its wholly-owned subsidiary, L-3 Communications. L-3 Communications, a Delaware corporation, is a prime contractor in aerospace systems and national security solutions. L-3 is also a leading provider of a broad range of communication and electronic systems and products used on military and commercial platforms. Our customers include the United States (U.S.) Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), U.S. Department of State (DoS), allied international governments, and domestic and international commercial customers.

In the first quarter of 2014, we reorganized our business segments to better align our organizational structure with customer priorities and increase operational efficiencies. After the realignment, L-3’s structure consists of the following four segments: Aerospace Systems, Electronic Systems, Communication Systems and National Security Solutions, as further described below.

Aerospace Systems: combines the operations of the former Platform & Logistics Solutions (P&LS) segment with Intelligence, Surveillance and Reconnaissance (ISR) Systems. ISR Systems was part of the former Command, Control, Communications, Intelligence, Surveillance and Reconnaissance (C3ISR) segment. Aerospace Systems delivers integrated solutions for the global ISR market and provides modernization, upgrade, sustainment, and maintenance and logistics support for a wide variety of aircraft and ground systems. Aerospace Systems had 2013 net sales of approximately $4,551 million.

Electronic Systems: includes all of its previous businesses historically included in this segment except the Microwave Products businesses, which are now part of Communication Systems. Electronic Systems provides a broad range of components, products, subsystems, systems and related services for military and commercial customers. Electronic Systems had 2013 net sales of approximately $4,598 million.

Communication Systems: combines the operations of the Microwave Products businesses, which were previously part of the Electronic Systems segment, with the operations of the Networked and Secure Communications Products businesses, previously part of the former C3ISR segment. Communication Systems delivers products and services for the global communications market, specializing in strategic and tactical airborne, space, ground and sea-based communication systems. Communication Systems had 2013 net sales of approximately $2,178 million.

National Security Solutions: remains unchanged. National Security Solutions will continue to provide cybersecurity solutions, high-performance computing, enterprise information technology (IT) services, analytics and intelligence analysis. National Security Solutions had 2013 net sales of approximately $1,295 million.

We have made certain reclassifications for matters specific to the segment realignment discussed above. Financial information for our segments, including sales by geographic area, is included in “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 23 to our audited consolidated financial statements.

For the year ended December 31, 2013, we generated sales of $12,622 million, operating income of $1,212 million and net cash from operating activities from continuing operations of $1,263 million. The table below presents a summary of our 2013 sales by major category of end customer. For a more detailed presentation of our sales by end customer, see “Major Customers” within this Business section.

	2013 Sales	% of Total Sales
	(in millions)
DoD	$8,589	68%
Other U.S. Government	597	5

Total U.S. Government	$9,186	73%
International (foreign governments)	1,747	14
Commercial — international	1,067	8
Commercial — domestic	622	5

Total sales	$12,622	100%

Business Strategy

The goal of our strategy is to build and sustain strong businesses with durable competitive discriminators and number one or number two market positions. Our business strategy is customer-focused and aims to increase shareholder value by expanding our strong positions in aerospace systems, electronic systems, communication systems and national security solutions by leveraging our customer relationships and pursuing adjacent market opportunities. We intend to gain market share with innovative and affordable solutions, collaboration across L-3’s business units and demonstrated past performance that address customer imperatives. We will continue shifting our business portfolio to emphasize products, systems and proprietary services. Financially, our emphasis is on growing earnings per share and cash flow. Our strategy involves a flexible and balanced combination of organic growth, cost reductions, and select business acquisitions and divestitures, enabling us to grow the company and also return cash to our shareholders in a balanced and disciplined manner. Our strategy includes the elements discussed below.

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

Strengthen and Expand Our Market Positions. We intend to use our existing prime contractor and supplier positions and internal investments to increase our market share, grow our sales organically and continue to build strong businesses with durable discriminators that have a number one or number two market position. We intend to expand our prime contractor roles in select business areas where we have domain expertise, including aerospace systems and national security solutions. We expect to benefit from and expand our supplier positions to multiple bidders by leveraging our customer relationships and pursuing adjacent market opportunities. As an independent supplier of a broad range of products, subsystems and systems in several key business areas, our growth will partially be driven by expanding our share of existing programs and participating in new programs. Teaming arrangements with other prime contractors and platform original equipment manufacturers is one way we intend to pursue select new business opportunities and expand our content on select platforms. We plan to maintain our diversified and broad business mix with limited reliance on any single contract, follow-on or new business opportunity. While sales to the U.S. Government, especially the DoD, will remain an integral part of L-3’s business, we also intend to continue to increase our sales from international and commercial businesses. We expect to continue to supplement our organic sales growth by acquiring, on a select basis, businesses that provide attractive returns on investment and add new products, technologies, programs and contracts, or provide access to select DoD, other U.S. Government, international and/or commercial customers.

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

Leverage Our Excellent Customer Relationships. We will maintain and expand our excellent customer relationships. We also intend to continue to leverage our customer relationships and our capabilities, including proprietary technologies, to expand the scope of our products to existing and new customers. We also intend to continue to align our products, services, investments in research and development and business acquisitions to proactively address customer priorities and requirements and invest in growth areas such as aerospace systems, sensor systems, special operations, cyber security and intelligence support.

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

Products and Services

Our four reportable segments provide a wide range of products and services to various customers and are described below. See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Reportable Segment Results of Operations” and Note 23 to our audited consolidated financial statements for financial information about each segment.

Aerospace Systems Reportable Segment

In 2013, Aerospace Systems net sales of $4,551 million represented 36% of our total net sales. The businesses in this reportable segment provide products and services for the global ISR market, specializing in signals intelligence (SIGINT) and communications intelligence (COMINT) systems. These products and services provide the warfighter with the ability to collect and analyze data from command centers, communication nodes and air defense systems for real-time situational awareness and response. The businesses in this reportable segment provide Command, Control and Communications (C3) systems products for military and other U.S. Government and allied international government intelligence, reconnaissance and surveillance applications. We believe that these products and services are critical elements for a substantial number of major command, control and communication and intelligence gathering systems. The businesses in this reportable segment also provide modernization, upgrades and sustainment, maintenance and logistics support solutions for military and various government aircraft and other platforms. We sell these services primarily to the DoD, the Canadian Department of National Defence (DND) and other allied international governments. Major products and services for this reportable segment include:

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

The table below provides additional information for the systems, products and services; selected applications; and selected platforms or end users of our Aerospace Systems reportable segment.

Systems/Products/Services	Selected Applications	Selected Platforms/End Users

ISR Systems

• Prime mission systems integration, sensor development and operations and support	• Signal processing, airborne SIGINT applications, antenna technology, real-time process control and software development	• U.S. Air Force (USAF), United Kingdom Ministry of Defence (U.K.MoD), and other allied international military ISR aircraft platforms and ground systems

• Fleet management of special mission aircraft, including avionics and mission system upgrades and logistics support	• Measurement collection and signal intelligence, special missions	• DoD and classified customers within the U.S. Government

• ISR operations and support	• Data link support and services, special applications, classified projects, spares and repairs	• USAF and U.S. Army ISR aircraft platforms and ground systems

Logistics Solutions

• Logistics support, maintenance and refurbishment	• Aircraft maintenance repair and overhaul, flight operations support for training, cargo and special mission aircraft	• U.S. Army, USAF, U.S. Navy (USN), Canadian Department of National Defence (DND) and other allied international militaries

• Contract Field Teams (CFT)	• Deployment of highly mobile, quick response field teams to customer locations to supplement the customer’s resources for various ground vehicles and aircraft	• U.S. Army, USAF, USN and U.S. Marine Corps (USMC)

• Contractor Operated and Managed Base Supply (COMBS)	• Inventory management activities relating to flight support and maintenance, including procurement and field distribution	• Military training and cargo aircraft

Platform Systems

• Modernization and life extension maintenance upgrades and support	• Aircraft structural modifications and inspections, installation of mission equipment, navigation and avionics products, interior modifications

•    USN, USAF, Canadian DND, Royal Australian Air Force, other allied international governments, original equipment manufacturers (OEMs), VIP and HOS aircraft, and various military fixed and rotary wing aircraft

• Fabrication and assembly of fixed and rotary wing aeronautical structures	• Rotary wing cabin assemblies, new and modified wings and subassemblies, and parts fabrication for OEMs	• U.S. Army, USN, USMC, Canadian DND and OEMs

Electronic Systems Reportable Segment

In 2013, Electronic Systems net sales of $4,598 million represented 36% of our total net sales. The businesses in this reportable segment provide a broad range of products and services, including components, products, subsystems, systems and related services to military and commercial customers in several niche markets. The table below provides a summary of the segment’s business areas and the percentage that each contributed to Electronic Systems’ net sales in 2013.

Business Area	% of 2013 Segment Sales
Precision Engagement & Training	23%
Sensor Systems	21
Power & Propulsion Systems	19
Marine Systems International	11
Aviation Products	10
Warrior Systems	10
Security & Detection Systems	6

Total Electronic Systems	100%

The table below provides additional information for the systems, products and services; selected applications; and selected platforms or end users of our Electronic Systems reportable segment.

Systems/Products/Services	Selected Applications	Selected Platforms/End Users
Precision Engagement & Training

• Military and commercial aircraft flight simulators, reconfigurable training devices, distributed mission training suites	• Advanced simulation technologies and training for pilots, navigators, flight engineers, gunners and operators	• Fixed and rotary winged aircraft and ground vehicles for USAF, USN, U.S. Army, Canadian DND, allied international militaries, commercial airlines and aircraft OEMs

• Training services, courseware integrated logistics support and maintenance	• Systems management, operations, and maintenance	• Various DoD and allied international military customers

• Vehicle driver training and courseware	• Drive safety, efficiency, and productivity training	• Various commercial transport companies

• Unmanned systems and components	• Tactical unmanned air systems (UAS), medium altitude long endurance (MALE) UAS, small expendable UAS, flight controls, sensors and remote viewing systems	• U.S. DoD and allied international ministries of defense

• Radar-based sensors and systems	• Electronic warfare, unmanned systems, ISR and precision-guided munitions	• U.S. DoD and DHS

Systems/Products/Services	Selected Applications	Selected Platforms/End Users
• Global Positioning System (GPS) receivers	• Location tracking	• Guided projectiles and precision munitions

• Fuzing and ordnance systems	• Precision munitions, fuzes, and electronic and electro safety arming devices (ESADs)	• Various DoD and allied international military customers

• Remote viewing video and exploitation systems	• Portable situational awareness and video exploitation software and hardware for soldiers, ships and vehicles	• USMC, USN and various DoD

• Lightweight man portable computer/displays for dismounted soldiers	• Situational awareness and connectivity for dismounted soldiers	• U.K. MoD

• Navigation systems and positioning navigation units	• Satellite launch and orbiting navigation and navigation for ground vehicles and fire control systems	• USAF, U.S. Army, USMC and NASA

Sensor Systems

• Targeted stabilized camera systems with integrated sensors and wireless communication systems	• Intelligence data collection and surveillance and reconnaissance	• DoD, intelligence and security agencies, law enforcement, manned/unmanned platforms

• Submarine photonic systems and periscopes	• Virginia class submarines	• USN

• Airborne and ground based high energy laser beam directors, laser designators and high tracking rate telescopes	• Directed energy systems, space surveillance, satellite laser ranging and laser communications, airborne and ground target designation/illumination	• USAF and National Aeronautics Space Administration (NASA)

• Improvised Explosive Device (IED) Defense Systems	• Vehicle based and manpack IED detection and jamming systems	• U.K. MoD and international allies

• Force protection, electronic warfare and satellite monitoring	• Counter IED systems, jamming and satellite monitoring	• U.K. MoD and other international security agencies and ministries of defense

Systems/Products/Services	Selected Applications	Selected Platforms/End Users

Power & Propulsion Systems

• Naval power delivery, conversion and switching products, and hybrid electric drives	• Switching, distribution and protection, frequency and voltage conversion, propulsion motors and drive units	• Naval submarines, surface ships and aircraft carriers

• Automation, navigation, communications, and sensors and integrated Command, Control, Communications, Computers and Navigation (C4N) solutions	• Vessel bridge and machinery plant platform management systems, and C4N systems	• USN and allied international navies and other government agencies

• Power plant simulation, modeling, computer systems, and training services	• Submarines, nuclear and other power plants	• Allied international navies, nuclear and other power plant companies

• Airborne dipping sonars, submarine and surface ship towed arrays	• Submarine and surface ship detection and localization	• USN and allied international navies

• Underwater sensor ranges	• Monitor nuclear testing, track submarines and surface vessels	• U.S. and international military and commercial customers

• Service life extensions	• Landing craft air cushion amphibious vehicle	• USN

• In-service engineering, ship repair, overhaul, upgrades and maintenance, and battle force tactical training	• Embedded shipboard training systems, towed arrays, navigation systems, radar systems and electronic warfare systems	• USN, U.S. Coast Guard (USCG), U.S. Army and commercial shipowners

• Ballistic missile targets	• Targets for ground based ballistic missile intercept systems	• U.S. Missile Defense Agency (MDA)

• Heavy fuel engines, cross drive variable transmissions, turret drive systems, vehicle suspension, advanced drive systems and auxiliary power generators

•   Power trains and suspension systems for military vehicles, power and energy management for military hybrid electric vehicles, non-portable and under armor auxiliary power units, and heavy fueled engines for unmanned systems

• U.S. Army, USMC and allied international ministries of defense, manned/unmanned military platforms

• High power microwave sources, systems & effects, pulse power systems and electromagnetics hardened construction	• Forensic analysis of weapons of mass destruction, and active detection of special nuclear material.	• U.K. MoD, U.S. Defense Threat Reduction Agency, U.S. Army and USAF

Systems/Products/Services	Selected Applications	Selected Platforms/End Users

Marine Systems International

• Integrated electrical power and electric propulsion packages, integrated automation, navigation, communication, and dynamic positioning systems, and audio/visual solutions and safety systems	• Surface ships ranging from shipping vessels, container carriers, environmental, research and offshore construction ships, naval frigates, ferries, cruise liners and mega yachts	• Commercial shipbuilders and shipowners and allied international navies

Aviation Products

• Solid state crash protected cockpit voice and flight data recorders	• Aircraft voice and flight data recorders that continuously record voice and sounds from cockpit and aircraft intercommunications	• Commercial transport, business, regional and military aircraft

• Airborne traffic and collision avoidance systems, terrain awareness warning systems	• Reduce the potential for midair aircraft collisions and crashes into terrain by providing visual and audible warnings and maneuvering instructions to pilots	• Commercial transport, business, regional and military aircraft

• Advanced cockpit avionics	• Pilot safety, navigation and situation awareness products	• Commercial transport, business, regional and military aircraft

• Cockpit and mission displays	• High performance, ruggedized flat panel and cathode ray tube displays and processors	• Various military aircraft

Warrior Systems

• Enhanced vision and weapon sights products

•   Image intensified night vision goggles/sights, holographic weapon sights, thermal sights and images, and driver viewers for special forces, pilots and aircrews, soldiers, marines, sailors and law enforcement personnel

• U.S. Army, USN, USMC, DHS, allied international militaries and law enforcement agencies

• Laser designation and range finder systems	• Airborne and ground target designation/illumination	• DoD, law enforcement and allied international customers

• Weapons Training Systems	• Laser marksmanship training systems and advanced integrated technologies for security products and services	• DoD and law enforcement agencies

Systems/Products/Services	Selected Applications	Selected Platforms/End Users

Security & Detection Systems

• Airport security systems, explosives detection systems and whole body imaging systems	• Rapid scanning of passenger checked baggage and carry-on luggage, scanning of large cargo containers	• DHS, including the U.S. Transportation Security Administration (TSA), domestic and international airports and state and local governments

• Non-invasive security systems and portals, and sophisticated sensors with threat detection capabilities	• Aviation, rail and border crossing security	• TSA, U.S. Customs and Border Protection agency, various regulatory authorities and private security companies

Communication Systems Reportable Segment

In 2013, Communication Systems net sales of $2,178 million represented 18% of our total net sales. The businesses in this reportable segment provide networked communication systems, secure communications products, radio frequency components, satellite communication terminals, and space, microwave and telemetry products. These products are used to connect a variety of space, airborne, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring, and dissemination functions of these communication systems. Major products and services for this reportable segment include:

•	microwave products, including passive and active microwave components and subsystems, radar antennas and radomes, power devices and mobile and ground-based satellite communications systems;

•

secure data links that enable real-time information collection and dissemination to users of networked communications for airborne, satellite, ground and sea-based remote platforms, both manned and unmanned;

•	secure terminal and communication network equipment and encryption management; and

•	communication systems for surface and undersea vessels and manned space flights.

The table below provides additional information for the systems, products and services; selected applications; and selected platforms or end users of our Communication Systems reportable segment.

Systems/Products/Services	Selected Applications	Selected Platforms/End Users

Space & Power Systems

• Passive and active microwave components and subsystems and non-ionizing radiation monitoring equipment	• Radio transmission, switching and conditioning, transponder control, channel and frequency separation, ground vehicles, aircraft and satellites	• DoD and OEMs, satellite communications (SATCOM) for DoD and various government agencies

Systems/Products/Services	Selected Applications	Selected Platforms/End Users

• Traveling wave tubes, power modules, klystrons and digital broadcast	• Microwave vacuum electron devices and power modules

•   DoD and allied international military manned/unmanned platforms, including satellites, radar systems, communication systems, unmanned aerial vehicles (UAVs), missile defense systems, various missile programs and commercial broadcast

• Telemetry and instrumentation systems

•   Spacecraft telemetry tracking and control, encryption and high data rate transmitters, satellite command and control software, airborne and ground test telemetry systems, and tactical intelligence receivers

• Aircraft, missiles and satellites

Tactical Satellite Communications Products

• Quick-deploy flyaway very small aperture terminals (VSAT) and vehicular satellite systems	• Satellite communication systems	• U.S. Army, USAF and various DoD agencies

• Ultra-wide frequency and advanced radar antennas and radomes	• Surveillance and radar detection	• Military fixed and rotary winged aircraft, SATCOM

Broadband Communication Systems

• Airborne, space and surface data link terminals, ground stations, and transportable tactical SATCOM systems	• High performance, wideband secure communication links for relaying of intelligence and reconnaissance information	• Manned aircraft, UAVs, naval ships, ground vehicles and satellites for the DoD

• Multi-band Manpack Receivers	• Portable, ruggedized terminals used for receiving reconnaissance video and sensor data from multiple airborne platforms	• U.S. Special Operations Command (USSOCOM), USAF and other DoD customers

COMSEC & Specialty RF Products

• Secure communications terminals and equipment, and secure network encryption products	• Secure and non-secure voice, data and video communication for office, battlefield and secure internet protocol (IP) network applications	• DoD and U.S. Government intelligence agencies

Systems/Products/Services	Selected Applications	Selected Platforms/End Users

• Ground-based satellite communications terminals and payloads	• Interoperable, transportable ground terminals	• DoD and U.S. Government intelligence agencies

• Shipboard communications systems	• Internal and external communications (radio rooms)	• USN, USCG and allied international navies

• High dynamic small aperture Ku/Ka-band receive/transmit systems	• Off road use on military vehicles, watercraft, and airborne platforms to provide two-way broadband connectivity while on the move	• U.S. Army and various DoD agencies

• Tactical ground based signal intercept and direction finding systems	• Man portable and military vehicle mounted tactical signal intercept/exploitation and direction finding systems	• U.S. Army and other DoD/U.S. intelligence agencies

• Managed satellite networks and integrated remote VSAT satellite systems	• Deployment and support of global communication networks for tactical and enterprise applications	• U.S. Army, DoD/U.S. intelligence agencies, allied forces and commercial contractors

• Multi-frequency time division multiple access modems and terminals that support SATCOM on the move using X, Ku, and Ka bands	• On the move SATCOM and other tactical communications systems utilizing small aperture terminals	• U.S. Army, USMC, and select international allies

National Security Solutions (NSS) Reportable Segment

In 2013, NSS net sales of $1,295 million represented 10% of our total net sales. The businesses in this reportable segment provide full-spectrum cyber operations support, enterprise and mission IT solutions, intelligence operations support, and operational infrastructure solutions to the DoD, U.S. Government intelligence agencies, federal civilian agencies and allied international governments. Major services, solutions and systems for this reportable segment include:

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

	Funded Backlog at December 31,		Percentage of Funded Backlog at December 31, 2013 Expected to be Recorded as Sales in 2014	Funded Orders
	2013	2012		2013	2012
	(in millions)			(in millions)
Reportable Segment:
Aerospace Systems	$3,498	$3,758	69%	$4,304	$5,024
Electronic Systems	4,421	4,407	59%	4,594	4,714
Communication Systems	1,867	2,054	68%	1,991	2,629
NSS	582	710	89%	1,167	1,431

Consolidated	$10,368	$10,929	66%	$12,056	$13,798

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

Major Customers

The table below presents a summary of our sales by end customer and the percent contributed by each to our total sales. For additional information regarding domestic and international sales, see Note 23 to our audited consolidated financial statements.

	2013 Sales	2013 % of Total Sales	2012 Sales	2012 % of Total Sales
	(in millions)		(in millions)
Air Force	$3,393	27%	$3,570	27%
Army	2,376	19	2,811	21
Navy/Marines	1,794	14	1,896	15
Other Defense	1,026	8	1,059	8

Total DoD	$8,589	68%	$9,336	71%
Other U.S. Government	597	5	650	5

Total U.S. Government	$9,186	73%	$9,986	76%
International (foreign governments)	1,747	14	1,463	11
Commercial — international	1,067	8	986	8
Commercial — domestic	622	5	672	5

Total sales	$12,622	100%	$13,107	100%

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

	Year Ended December 31,
	2013	2012	2011
Sales from Cost-Plus Contracts with:	(in millions)
Award fees	$556	$621	$663
Incentive fees	557	711	842

Performance based fees	$1,113	$1,332	$1,505

	Year Ended December 31,
	2013	2012	2011
Percentage of Available Performance Based Award Fees Achieved	91%	91%	91%

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

We have determined that material weaknesses exist in our internal control over financial reporting which could, if not remediated, have a material adverse impact on our ability to produce timely and accurate financial statements.

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. As discussed in Item 9A on page 73, we identified material weaknesses in our internal control over financial reporting as of December 31, 2013. Solely as a result of these material weaknesses, we concluded that our internal control over financial reporting were not effective as of December 31, 2013 and that our disclosure controls and procedures were not effective as of December 31, 2013.

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Although we continue to devote significant time and attention to remedy the identified material weaknesses in internal control over financial reporting, we do not expect that our internal control over financial reporting will be considered effective as of December 31, 2014 because we do not expect to complete our testing of the remediated controls by such time. See Item 9A beginning on page 73 for a description of the identified material weaknesses and related remediation plan. In addition, our remedial efforts may not be successful. Until our remediation plan is fully implemented, our management will continue to devote significant time and attention to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate or we encounter difficulties in the implementation or maintenance of our internal control over financial reporting or disclosure controls and procedures, there will continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC and/or remain in compliance with certain covenants included in our outstanding debt agreements. In addition, any failure to implement or any difficulties we encounter with our remediation plan could result in additional material weaknesses or deficiencies in our internal control or future material misstatements in our annual or interim consolidated financial statements.

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

Our sales are predominantly derived from contracts (revenue arrangements) with agencies of, and prime system contractors to, the U.S. Government. The loss or delay of all or a substantial portion of our sales to the U.S. Government would have a material adverse effect on our results of operations and cash flows. Approximately 73%, or $9.2 billion, of our sales for the year ended December 31, 2013 were made directly or indirectly to U.S. Government agencies, including 68% to the DoD. Aggregate sales for our five largest contracts (revenue arrangements) amounted to approximately $1.6 billion, or 12% of our sales for the year ended December 31, 2013. Our largest contract (revenue arrangement) in terms of annual sales for the year ended December 31, 2013 was the Fort Rucker Maintenance Support contract with AMCOM, which is included in our Aerospace Systems segment and generated approximately 4% of our 2013 sales.

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

We currently have a backlog of funded orders, primarily under contracts with the U.S. Government. Our total funded backlog was $10,368 million at December 31, 2013. As described above, the U.S. Government may unilaterally modify or terminate its contracts with us. Accordingly, most of our backlog could be modified or terminated by the U.S. Government, which would negatively impact our future sales, results of operations and cash flows.

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

U.S. Government contracts are subject to extensive legal and regulatory requirements, and from time to time agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. As discussed in Note 20 to our audited consolidated financial statements, we are currently cooperating with the U.S. Government on several investigations. Under U.S. Government regulations, an indictment of the Company by a federal grand jury, or an administrative finding against us as to our present responsibility to be a U.S. Government contractor or subcontractor, could result in us being suspended for a period of time from eligibility for awards of new government contracts or task orders or in a loss of export privileges. A conviction, or an administrative finding against us that satisfies the requisite level of seriousness, could result in debarment from contracting with the federal government for a specific term.

We are subject to the risks of current and future legal proceedings, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects.

At any given time, we are a defendant in various material legal proceedings and litigation matters arising in the ordinary course of business, including litigation, claims and assessments that have been asserted against acquired businesses, which we have assumed. Although we maintain insurance policies, these policies may not be adequate to protect us from all material judgments and expenses related to current or future claims and may not cover the conduct that is the subject of the litigation. Desired levels of insurance may not be available in the future at economical prices or at all. In addition, we believe that while we have valid defenses with respect to legal matters pending against us, the results of litigation can be difficult to predict, including those involving jury trials. Accordingly, our current judgment as to the likelihood of our loss (or our current estimate as to the potential range of loss, if applicable) with respect to any particular litigation matter may turn out to be wrong. A significant judgment against us, arising out of any of our current or future legal proceedings and litigation, could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects. For a discussion of material litigation to which we are currently a party, see Note 20 to our audited consolidated financial statements.

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

For further discussion of our financial ratios, debt agreements and other payment restrictions, see Note 11 to our audited consolidated financial statements.

Our significant level of debt and our ability to make payments on or service our indebtedness may adversely affect our financial and operating activities or our ability to incur additional debt.

At December 31, 2013, we had approximately $3,639 million in aggregate principal amount of outstanding debt and the availability of substantially all of our Amended and Restated Revolving Credit Facility which expires on February 3, 2017. In the future, we may increase our borrowings, subject to any limitations imposed on us by our debt agreements. The first scheduled maturity of our existing debt is our $500 million aggregate principal amount of our 3.95% Senior Notes maturing November 15, 2016. See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt” and Note 11 to our audited consolidated financial statements.

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

Our reportable segments have major operations at the following locations:

•	Aerospace Systems — Huntsville, Alabama; Crestview, Florida; Madison, Mississippi; Greenville, Rockwall and Waco, Texas; and Quebec, Canada.

•

Electronic Systems — Phoenix and Tempe, Arizona; Anaheim, San Leandro and Sylmar, California; Orlando, Sarasota and St. Petersburg, Florida; Northampton, Massachusetts; Grand Rapids and Muskegon, Michigan; Londonderry, New Hampshire; Budd Lake, New Jersey; Albuquerque, New Mexico; Binghamton, New York; Cincinnati and Mason, Ohio; Tulsa, Oklahoma; Philadelphia and Pittsburgh, Pennsylvania; Arlington, Carrollton, Garland and Plano, Texas; Norfolk, Virginia; Ontario, Canada; Elmenhorst and Hamburg, Germany; Bologna, Italy; and Crawley and Tewkesbury, U.K.

•	Communication Systems — Ayer, Massachusetts; Camden, New Jersey; Hauppauge, New York; Salt Lake City, Utah; San Carlos, San Diego, Simi Valley and Torrance, California; and Williamsport, Pennsylvania.

•	NSS — Annapolis, Maryland; and Reston, Virginia.

•	Corporate and other locations — New York, New York; and Arlington, Virginia.

A summary of square footage by reportable segment as of December 31, 2013 is presented below.

	Leased	Owned	Total
	(Square feet in millions)
Aerospace Systems	4.4	1.7	6.1
Electronic Systems	6.1	3.3	9.4
Communication Systems	3.3	0.6	3.9
NSS	0.8	—	0.8
Corporate	0.1	—	0.1

Total	14.7	5.6	20.3

Management believes all of our properties have been well maintained, are in good condition, and are adequate to meet our current contractual requirements.

Item 3. Legal Proceedings

The information required with respect to this item can be found in Note 20 to our audited consolidated financial statements and is incorporated by reference into this Item 3.

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

Item 6. Selected Financial Data

The selected financial data presented below is derived from our audited consolidated financial statements and has been adjusted to reflect the spin-off of Engility and related classification of its assets, liabilities, results of operations and cash flows as discontinued operations. As discussed in the Explanatory Note to this Form 10-K/A, we are revising our audited consolidated financial statements for the fiscal years ended December 31, 2013, 2012 and 2011, and the information below with respect to such fiscal years reflects these revisions. See Note 3 to our audited consolidated financial statements for information regarding these revisions. In addition, we have determined that certain of these revisions are also applicable to fiscal years ended December 31, 2010 and 2009, and, accordingly, are also included in the revised selected financial data below.

	Year Ended December 31,
	2013	2012	2011(1)	2010	2009
	(in millions, except per share data)
Statement of Operations Data:
Net sales	$12,622	$13,107	$13,154	$13,389	$13,146
Operating income	$1,212	$1,308	$1,398	$1,483	$1,366
Goodwill impairment charge	—	—	43	—	—

Segment operating income	$1,212	$1,308	$1,441	$1,483	$1,366

Operating margin	9.6%	10.0%	10.6%	11.1%	10.4%
Segment operating margin	9.6%	10.0%	11.0%	11.1%	10.4%

Interest expense	$(177)	$(184)	$(204)	$(236)	$(245)
Interest and other income, net	$20	$11	$3	$25	$23
Debt retirement charge	$—	$(13)	$(35)	$(18)	$(10)
Income from continuing operations before income taxes	$1,055	$1,122	$1,162	$1,254	$1,134
Provision for income taxes	(295)	(360)	(296)	(429)	(376)

Income from continuing operations	760	762	866	825	758
Income from discontinued operations, net of income tax	—	32	104	142	154

Net income	760	794	970	967	912
Net income attributable to noncontrolling interests	(9)	(10)	(12)	(11)	(10)

Net income attributable to L-3	$751	$784	$958	$956	$902

Earnings per share allocable to L-3 Holdings’ common shareholders:
Basic:
Continuing operations	$8.40	$7.85	$8.19	$7.10	$6.34
Discontinued operations	—	0.29	0.97	1.22	1.31

Basic earnings per share	$8.40	$8.14	$9.16	$8.32	$7.65

Diluted:
Continuing operations	$8.24	$7.74	$8.10	$7.05	$6.31
Discontinued operations	—	0.29	0.95	1.21	1.31

Diluted earnings per share	$8.24	$8.03	$9.05	$8.26	$7.62

L-3 Holdings’ weighted average common shares outstanding:
Basic	89.4	96.3	104.4	114.3	116.8

Diluted	91.1	97.6	105.6	115.1	117.4

Cash dividends paid per common share	$2.20	$2.00	$1.80	$1.60	$1.40

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

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in millions)
Balance Sheet Data (at year end):
Working capital(1)	$2,060	$1,921	$2,403	$2,156	$2,402
Total assets	13,988	13,800	15,520	15,463	14,886
Long-term debt	3,630	3,629	4,125	4,126	4,112
Equity	6,056	5,527	6,733	6,772	6,573
Cash Flow Data:
Net cash from operating activities from continuing operations	$1,263	$1,231	$1,231	$1,270	$1,147
Net cash used in investing activities from continuing operations	(261)	(200)	(199)	(944)	(262)
Net cash used in financing activities from continuing operations	(849)	(1,527)	(1,119)	(917)	(1,004)

(1)	Based on continuing operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

Explanatory Note

We are filing this Amendment No. 1 (this “Amendment” or “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 following the completion of the internal review of our Aerospace Systems segment, which is discussed below. Our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”) was originally filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2014, and subsequently updated for the re-alignment of our segments that occurred in the first quarter of 2014 and reported in our Current Report on Form 8-K filed with the SEC on May 2, 2014 (the “8-K” and, together with the Form 10-K, the “Original Form 10-K”). At the time of filing our Form 10-K, we determined that our disclosure controls and procedures (“DC&P”) and our internal controls over financial reporting (“ICFR”) were each effective as of December 31, 2013.

This Amendment revises Part II, Item 9A, Controls and Procedures, as it relates to our conclusions regarding the effectiveness of our DC&P and our report on ICFR. As disclosed in our Current Report on Form 8-K filed with the SEC on September 26, 2014, as part of the findings from the internal review of the Aerospace Systems segment we identified certain material weaknesses in our ICFR that existed as of December 31, 2013. Solely as a result of these material weaknesses, we have concluded that our DC&P and ICFR were not effective as of December 31, 2013.

In addition to the revision in Part II, Item 9A described above, this Amendment revises previously issued financial statements for: (1) accounting adjustments due to the internal review at our Aerospace Systems segment, (2) accounting error related to a sales-type lease transaction for flight simulator systems within our Electronic Systems segment, and (3) previously identified immaterial errors already recognized in our financial statements but not recorded in the appropriate periods. The accounting errors related to the sales-type lease transaction and immaterial out of period amounts are not related to the internal review at our Aerospace Systems segment.

Controls and Procedures: As part of the internal review of our Aerospace Systems segment, discussed below, we identified material weaknesses in our ICFR. The material weaknesses, further discussed in Item 9A, Controls and Procedures, on page 73, are: (1) the Company did not maintain an effective control environment at its Aerospace Systems segment, with respect to: (i) inadequate execution of existing controls around the annual review and approval of contract (revenue arrangement) estimates; (ii) not following established Company accounting policies, controls and procedures, and (iii) intentional override of numerous transactional and monitoring internal controls at our Army Sustainment division; and (2) Company personnel did not perform reviews of certain employee concerns regarding violations of our accounting policies and ICFR in a sufficient and effective manner.

Internal Review of Aerospace Systems Segment: We conducted an internal review related to instances of misconduct and accounting errors at our Aerospace Systems segment. This review was conducted with the assistance of outside legal and accounting advisors, and has been completed. As a result of the internal review, we identified and recorded aggregate pre-tax charges as follows: (1) $60 million for 2013, (2) $25 million for 2012, (3) $5 million for 2011, and (4) $4 million for periods prior to 2011. Furthermore, our quarterly report on Form 10-Q for the three and six month periods ended June 27, 2014 and the 2014 First Quarter 10-Q/A also include aggregate pre-tax charges related to the internal review of Aerospace Systems segment. The aggregate pre-tax charge related to the internal review of Aerospace Systems segment for the three months ended March 28, 2014 is approximately $20 million and for the three months ended June 27, 2014 is approximately $55 million.

The adjustments related to the internal review only affected the Logistics Solutions and Platform Systems sectors of the Aerospace Systems segment. The cumulative aggregate adjustments attributable to the Logistics Solutions sector are approximately $117 million, and at the Platform Systems sector are approximately $52 million. The Logistics Solutions sector adjustments relate to: (1) losses of $69 million with respect to the U.S. Army C-12 fixed-price maintenance and logistics support contract due to cost overruns inappropriately deferred, sales invoices inappropriately prepared, and the failure to timely and accurately perform contract estimates at completion and valuation assessments of inventories and receivables, at our Army Sustainment Division, and (2) accounting errors of $48 million in connection with the valuation of inventories and receivables, as well as the correction for certain accruals on other logistics support contracts. The Platform Systems sector adjustments are primarily due to: (1) losses of $37 million on two aircraft modification contracts and two contracts for rotary wing sub-assemblies and parts, and (2) write-offs of deferred costs of $15 million to design and test aerostructures for a new commercial aircraft.

Sales-Type Lease Transaction: We routinely perform on-site accounting and internal control review procedures on a rotational basis. As part of a previously planned review of our Simulation & Training business in the Electronic Systems segment and unrelated to the internal review at the Aerospace Systems segment, we evaluated the accounting treatment related to a sales-type lease transaction with the U.S. Army for rotary wing flight simulator systems. The period of performance under this contract began in 2004 and ends in 2023. Based on the results of this evaluation, we have adjusted our previously issued financial statements to: (1) increase interest income accretion on the net investment related to this sales-type lease transaction by an estimated aggregate amount of approximately $5 million for 2013, $3 million for each of 2012 and 2011 and $12 million for periods prior to 2011, and (2) decrease sales by approximately $7 million for 2013 and decrease cost of sales by approximately $7 million for 2013 and $5 million for periods prior to 2011. Furthermore, our quarterly report on Form 10-Q for the three and six month periods ended June 27, 2014 and the 2014 First Quarter 10-Q/A also include an increase in interest income accretion of $2 million and a decrease in sales of approximately $8 million and related decrease in cost of sales by approximately $7 million.

Out of Period Amounts: We had identified various out of period amounts included in our previously issued financial statements that were deemed to be immaterial individually and in the aggregate. In prior periods, in accordance with Accounting Standards Codification (“ASC”) 650-10-S99 and S55 (formerly Staff Accounting Bulletins (“SAB”) No. 99 and No. 108), Accounting Changes and Error Corrections, we concluded that these errors were, individually, and in the aggregate, not material, quantitatively or qualitatively, to the financial statements in the period recorded or to the relevant prior periods. Accordingly, we recorded these errors in our financial statements in the period that the error was identified. We are, on a voluntary basis, revising our previously issued financial statements to correct for these errors already recognized in our financial statements but not recorded in the appropriate periods to reflect them in the appropriate period. These out of period amounts were not discovered as part of the internal review of the Aerospace Systems segment discussed above, but rather represent previously identified errors “resulting from mathematical mistakes, mistakes in application of generally accepted accounting principles, or oversight or misuse of facts that existed at the time the financial statements were prepared,” as defined in ASC 250-10-20 Accounting Changes and Error Corrections. We are, therefore, not treating these amounts as changes in estimates. These errors consist of: (1) increases in development and material costs related to Broadband Communication Systems that were recorded in the first quarter of 2013 but should have been recorded in the fourth quarter of 2012, (2) a sub-contractor subscription deposit that was recorded as sales and income in the fourth quarter of 2012 but should have been amortized to sales and income during 2013, (3) costs accrued in the fourth quarter of 2012 for goods or services received in the first quarter of 2013, (4) several unrecorded liabilities that were recorded in the first quarter of 2013 but should have been recorded in the fourth quarter of 2012, (5) a correction of accrued vacation that was recorded in the fourth quarter of 2013 but should have been recorded in the fourth quarter of 2012 and the first, second and third quarters of 2013, and (6) a warranty reserve reduction recorded in the third quarter of 2012 that should have been recorded in the fourth quarter of 2011.

With respect to each of the immaterial out of period amounts included in the Company’s previously issued financial statements, the table below presents the: (1) nature of the adjustments, (2) applicable segment, (3) amount of increase (or decrease) to sales and operating income, (4) period recorded and (5) correct period.

		2013		2012		2011
Nature of Adjustment	Applicable Segment	Sales	Operating Income	Sales	Operating Income	Sales	Operating Income	Period Recorded	Correct Period
		($ in millions)
Higher development and material costs for networked communications systems	Communication Systems	$10	$10	$(10)	$(10)	$—	$—	1Q 2013	4Q 2012

Sub-contractor subscription deposit	Aerospace Systems	26	2	(26)	(2)	—	—	4Q 2012	1Q, 2Q, 3Q & Q4 2013

Costs accruals for goods/services received	Aerospace Systems	5	1	(5)	(1)	—	—	4Q 2012	1Q 2013

Unrecorded liabilities	Aerospace Systems	(2)	—	2	—	—	—	1Q 2013	4Q 2012

Accrued vacation	Aerospace Systems	—	1	—	(1)	—	—	4Q 2013	4Q 2012, 1Q, 2Q & 3Q 2013

Warranty reserve	Electronic Systems	—	—	3	(4)	(3)	4	3Q 2012	4Q 2011

Total		$39	$14	$(36)	$(18)	$(3)	$4

The table below presents the impact of the revisions discussed above on sales and pre-tax income in total, for the six month period ended June 27, 2014, years ended December 31, 2013, 2012 and 2011, and for the years ended prior to December 31, 2011.

	Total		Six months 2014		2013		2012		2011		Prior to 2011
	Sales	Pre-tax Income	Sales	Pre-tax Income	Sales	Pre-tax Income	Sales	Pre-tax Income	Sales	Pre-tax Income	Sales	Pre-tax Income
	(in millions)
Army C-12 Contract	$(32)	$(69)	$(3)	$(15)	$(25)	$(35)	$(3)	$(16)	$(1)	$(3)	—	—
Other Logistics Support Contracts	(5)	(48)	—	(20)	(2)	(11)	(2)	(11)	—	(2)	(1)	(4)

Logistics Solutions	$(37)	$(117)	$(3)	$(35)	$(27)	$(46)	$(5)	$(27)	$(1)	$(5)	$(1)	$(4)
Platform Systems	(21)	(52)	(12)	(40)	(12)	(14)	3	2	—	—	—	—

Total Internal Review of Aerospace Systems Segment	$(58)	$(169)	$(15)	$(75)	$(39)	$(60)	$(2)	$(25)	$(1)	$(5)	$(1)	$(4)
Sales-Type Lease Transaction	(15)	29	(8)	1	(7)	5	—	3	—	3	—	17
Out of Period Amounts	—	—	—	—	39	14	(36)	(18)	(3)	4	—	—

Total Revisions	$(73)	$(140)	$(23)	$(74)	$(7)	$(41)	$(38)	$(40)	$(4)	$2	$(1)	$13

For additional information regarding the effect the adjustments above had on previously issued financial statements, see Note 3 on page F-15.

In accordance with ASC 650-10-S99 and S55, we performed an analysis to determine if the impact of the amounts disclosed above were material to previously issued financial statements. Based on that analysis, we believe that previously issued financial statements are not materially misstated on either a quantitative or qualitative basis. However, we believe that correcting these errors in the quarterly report on Form 10-Q for the second quarter of 2014 would, in the aggregate, cause a material misstatement to forecasted pre-tax income and net income for the fiscal year ending December 31, 2014. Accordingly, we are correcting these errors by revising our previously issued financial statements to record all the adjustments in the table above in the appropriate period.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the revisions for the years ended December 31, 2013, 2012 and 2011. See Note 3, “Revisions to Previously Issued Financial Statements” to our consolidated financial statements contained in this annual report, which accompany the financial statements in Part II, Item 8 of this Form 10-K/A for further detail. In addition, for information regarding findings with respect to our disclosure controls and procedures and internal control over financial reporting and related remedial actions, see Part II, Item 9A, “Controls and Procedures” of this Form 10-K/A.

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

In the first quarter of 2014, we reorganized our business segments to better align our organizational structure with customer priorities and increase operational efficiencies. After the realignment, L-3’s structure consists of the following four segments: Aerospace Systems, Electronic Systems, Communication Systems and National Security Solutions, as further described below.

Aerospace Systems: combines the operations of the former Platform & Logistics Solutions (P&LS) segment with Intelligence, Surveillance and Reconnaissance (ISR) Systems. ISR Systems was part of the former Command, Control, Communications, Intelligence, Surveillance and Reconnaissance (C3ISR) segment. Aerospace Systems delivers integrated solutions for the global ISR market and provides modernization, upgrade, sustainment, and maintenance and logistics support for a wide variety of aircraft and ground systems. Aerospace Systems had 2013 net sales of $4,551 million.

Electronic Systems: includes all of its previous businesses historically included in this segment except the Microwave Products businesses, which are now part of Communication Systems. Electronic Systems provides a broad range of components, products, subsystems, systems and related services for military and commercial customers in several niche markets across several business areas. These businesses include marine & power systems, marine systems international, sensor systems, precision engagement and training, aviation products, warrior systems, security & detection and space & propulsion. Electronic Systems had 2013 net sales of $4,598 million.

Communication Systems: combines the operations of the Microwave Products businesses, which were previously part of the Electronic Systems segment, with the operations of the Networked and Secure Communications Products businesses, previously part of the former C3ISR segment. Communication Systems delivers products and services for the global communications market, specializing in strategic and tactical airborne, space, ground and sea-based communication systems. Communication Systems had 2013 net sales of $2,178 million.

National Security Solutions: remains unchanged. National Security Solutions will continue to provide cybersecurity solutions, high-performance computing, enterprise IT services, analytics and intelligence analysis. National Security Solutions had 2013 net sales of $1,295 million.

We have made certain reclassifications for matters specific to the segment realignment discussed above. Financial information with respect to each of the Company’s segments is included in Note 23 to our audited consolidated financial statements.

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

We generated sales of $12,622 million and $13,107 million for the years ended December 31, 2013 and 2012 and our primary customer was the DoD. The table below presents a summary of our sales by end customer and the percent contributed by each to our total sales.

	2013 Sales	2013 % of Total Sales	2012 Sales	2012 % of Total Sales
	(in millions)		(in millions)
Air Force	$3,393	27%	$3,570	27%
Army	2,376	19	2,811	21
Navy/Marines	1,794	14	1,896	15
Other Defense	1,026	8	1,059	8

Total DoD	$8,589	68%	$9,336	71%
Other U.S. Government	597	5	650	5

Total U.S. Government	$9,186	73%	$9,986	76%
International (foreign governments)	1,747	14	1,463	11
Commercial — international	1,067	8	986	8
Commercial — domestic	622	5	672	5

Total sales	$12,622	100%	$13,107	100%

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

While we believe that L-3 is well positioned to benefit from several of the DoD’s focus areas, declining DoD budgets will generally pressure and possibly reduce funding for some of our contracts, which could reduce our sales and operating income and negatively impact our results of operations and cash flows. Uncertainty continues to exist, even with the recent passage of the BBA, regarding how sequestration cuts will be implemented in future fiscal year DoD budgets and what challenges this may present for the defense industry, including L-3, our customers and suppliers. Furthermore, while members of Congress and the Administration continue to discuss various options to address sequestration and the U.S. Government’s overall fiscal challenges, we cannot predict the outcome of these efforts. We do not believe the FY 2014 sequester cuts to the DoD budget will have a significant negative impact on our results of operations or cash flows for the year ending December 31, 2014. However, depending on how future sequestration cuts are implemented, we believe that sequestration could have a material, negative impact on our results of operations and cash flows in the future. In addition, declining DoD budgets due to sequestration or other reductions could also potentially trigger non-cash goodwill impairment charges depending on how these reductions impact each of our reporting units. See “Critical Accounting Policies — Goodwill and Identifiable Intangible Assets” within this section.

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

Sales Trends. For the year ended December 31, 2013, consolidated net sales of $12,622 million declined by 3.7%, comprised of organic sales decline of 4.3%, partially offset by net sales from business acquisitions of 0.6%, compared to the year ended December 31, 2012. Our average annual sales growth for the five years ended December 31, 2013 was 0.8%, as average annual organic sales declined by approximately 0.3% and average annual sales growth from business acquisitions, net of divestitures, was approximately 1.1%. See “Results of Operations”, including segment results below for further discussion of sales.

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

Segment Operating Income Trends. For the year ended December 31, 2013, our segment operating income was $1,212 million, a decrease of 7.3% from $1,308 million for the year ended December 31, 2012. Our segment operating income as a percentage of sales (segment operating margin) was 9.6% for the year ended December 31, 2013, a decrease of 40 basis points from 10.0% for the year ended December 31, 2012. See “Results of Operations”, including segment results below for a discussion of operating margin.

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

Other Events

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

Engility’s statement of operations data, which has been classified as discontinued operations, is provided in the table below. See Note 5 to the audited consolidated financial statements for additional information.

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

2012 Amended and Restated Revolving Credit Facility. On February 3, 2012, we amended and restated our $1 billion Revolving Credit Facility, which extended the expiration date to February 3, 2017. The terms of the Amended and Restated Revolving Credit Facility are substantially consistent with the terms of this facility prior to its amendment and restatement except that: (1) provisions that previously limited the ability of L-3 Communications to pay dividends, repurchase L-3 Holdings’ common stock and make other distributions with respect to any capital stock were eliminated, (2) a provision that previously limited the ability of L-3 Communications to make investments in L-3 Holdings was made less restrictive and (3) the cost of borrowings, loan commitment fees and letter of credit fees were reduced. In addition, the Amended and Restated Revolving Credit Facility provides for uncommitted incremental revolving facilities and additional term loan facilities in an aggregate principal amount of up to $500 million. See Note 11 of our audited consolidated financial statements for additional information regarding the amendment of our $1 billion Amended and Restated Revolving Credit Facility.

Debt Repurchases, Issuances and Redemptions. On July 26, 2012, (the redemption date), L-3 Communications used a portion of the proceeds from the spin-off of Engility to redeem $250 million of L-3 Communications’ 6 3/8% Senior Subordinated Notes due 2015 (6 3/8% 2015 Notes) at a redemption price of 102.125%, plus accrued and unpaid interest, up to but not including the redemption date. In connection with the redemption of the 6 3/8% 2015 Notes, the Company recorded a debt retirement charge of $8 million ($5 million after income tax, or $0.05 per diluted share).

On October 15, 2012 (the redemption date), L-3 Communications redeemed the remaining outstanding $250 million of its 6 3/8% 2015 Notes at a redemption price of 101.063%, plus accrued and unpaid interest, up to but not including the redemption date. In connection with the redemption, the Company recorded a debt retirement charge of approximately $5 million ($3 million after income tax, or $0.03 per diluted share).

On February 2, 2011, we repurchased approximately $11 million of our CODES as a result of the exercise by the holders of their contractual right to require us to repurchase their CODES.

On February 7, 2011, L-3 Communications issued $650 million in principal amount of 4.95% Senior Notes that mature on February 15, 2021 (2021 Senior Notes). The 2021 Senior Notes were issued at a discount of $4 million. On March 9, 2011, the net cash proceeds from this offering, together with cash on hand, were used to redeem L-3 Communications’ $650 million 5 7/8% Senior Subordinated Notes due January 15, 2015 (5 7/8% 2015

Notes). In connection with the redemption of the 5 7/8% 2015 Notes, we recorded a debt retirement charge of $18 million ($11 million after income taxes, or $0.10 per diluted share).

On November 22, 2011, L-3 Communications issued $500 million in principal amount of 3.95% Senior Notes that mature on November 15, 2016 (2016 Senior Notes). The 2016 Senior Notes were issued at a discount of $4 million. On December 22, 2011, the net proceeds from this offering, together with cash on hand, were used to redeem $500 million of L-3 Communications’ 6 3/8% 2015 Notes. In connection with the redemption of the 6 3/8% 2015 Notes, we recorded a debt retirement charge of $17 million ($10 million after income tax, or $0.10 per diluted share).

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

Acquisitions. The table below summarizes the acquisitions that we have completed during the years ended December 31, 2011, 2012, and 2013 referred to herein as business acquisitions. See Note 5 to our audited consolidated financial statements for further information regarding our business acquisitions. During the year ended December 31, 2013, we used net cash of $62 million primarily for business acquisitions, including an earnout payment and a purchase price adjustment for acquisitions completed prior to January 1, 2013.

Business Acquisitions	Date Acquired	Segment	Purchase Price(1)
			(in millions)
2011
Communications and engineering business of ComHouse Wireless L.P.	July 1, 2011	Communication Systems	$13
Cargo radiation screening business of Detector Network International (DNI)	October 28, 2011	Electronic Systems	5(2)

Total 2011			$18

2012
L-3 KEO	February 6, 2012	Electronic Systems	$205
MAVCO, Inc.	April 13, 2012	Electronic Systems	10
Link Simulation & Training U.K. Limited	August 6, 2012	Electronic Systems	134(3)

Total 2012			$349

2013
Mustang Technology Group, L.P. (Mustang)	December 19, 2013	Electronic Systems	54

Total 2013			$54

(1)	The purchase price represents the contractual consideration for the acquired business, excluding adjustments for net cash acquired and acquisition transaction costs.

(2)

Excludes additional purchase price, not to exceed $10 million, which is contingent upon the post acquisition financial performance of DNI through December 31, 2014. See Note 5 to our audited consolidated financial statements for additional information on the additional purchase price for this acquisition.

(3)

Excludes additional purchase price of $6 million for a final net working capital adjustment. See Note 5 to our consolidated financial statements for additional information on the final net working capital adjustment.

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

Adjustments to estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in profit (loss) estimates for all types of contracts subject to percentage-of-completion accounting are recognized on a cumulative catch-up basis in the period in which the revisions are made. Amounts representing contract change orders or claims are included in sales only when they can be reliably estimated and their realization is reasonably assured. The revisions in contract estimates, if significant, can materially affect our results of operations and cash flows, as well as reduce the valuations of receivables and inventories, and in some cases result in liabilities to complete contracts in a loss position. Aggregate net changes in contract estimates increased operating income by $114 million, or 9%, for the year ended December 31, 2013, $72 million, or 6%, for the year ended December 31, 2012, and $73 million, or 5%, for the year ended December 31, 2011.

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

As previously discussed, during the quarter ended March 28, 2014, L-3 realigned its business segments. After the realignment, L-3’s structure consists of four reportable segments: (1) Aerospace Systems, (2) Electronic Systems, (3) Communication Systems, and (4) National Security Solutions. As a result of the reorganization and related changes to L-3’s operating segments, L-3 now has 12 reporting units compared to 13 as of December 31, 2013. Four reporting units were consolidated into two reporting units and one reporting unit was separated into two. The reporting units that were consolidated consisted of the: (1) Communication Systems and Microwave Products reporting units, and (2) Precision Engagement and Training & Simulation reporting units. The Marine Systems International reporting unit was separated from the Marine & Power Systems reporting unit. The following discussion of goodwill and our annual impairment assessment reflects the current reporting structure and number of reporting units.

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

Reportable Segment	Number of Reporting Units	Aggregate Goodwill
		(in millions)
Aerospace Systems	2	$1,751
Electronic Systems	8	4,085
Communication Systems	1	992
NSS	1	968

Total	12	$7,796

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

	WACC
Reportable Segments	2013	2012
Aerospace Systems(1)	7.42%	6.56%
Electronic Systems(2)	7.57%	6.73%
Communication Systems	7.57%	6.76%
NSS	8.09%	6.94%

(1)	Both reporting units within the Aerospace Systems reportable segment used the risk adjusted discount rate in WACC as presented in the table above.

(2)

The weighted average risk adjusted discount rate in WACC for the Electronic Systems reportable segment is comprised of separate discount rates for each reporting unit within the segment that range from 7.42% to 8.03% for 2013 and 6.56% to 7.33% for 2012.

As presented in the table below, L-3’s historical three-year average annual cash flow growth rates for 2013, 2012 and 2011 for our reportable segments ranged from a negative 4% to a positive 64%. The annual cash flows generated by each of our reporting units varies from year to year, and, therefore, the annual cash flow growth rates do not result in linear trends, due to a number of factors, including, but not limited to: (1) variability of annual sales volume and sales growth rates, (2) increases and decreases in working capital, including customer advance payments and billings on multi-year contracts (revenue arrangements) with long-term performance periods (exceeding one year), (3) the timing of invoicing and cash collections between fiscal years from receivables due from customers on multi-year contracts (revenue arrangements), (4) the timing of increases and decreases of select inventories procured and produced in anticipation of future product sales, which frequently overlap the ending and beginning of fiscal years, (5) the timing of the receipt of award fee and incentive fee payments from customers on contracts (revenue arrangements), (6) variability in annual cash outlays for research and development costs, (7) changes in cash outlays for capital expenditures for property, plant and equipment, and (8) increases in annual sales and costs and expense volumes of a reporting unit resulting from business acquisitions. As a result of the factors discussed above and the varying sizes of our reporting units, the annual cash flow levels and growth rates at the reporting unit level tend to fluctuate significantly from year to year.

The 2013 cash flow amount and the cash flow growth rate for each of the last three years for each of our segments are presented in the following table.

Reportable Segment	Estimated 2013 Cash Flow(1)	Estimated Average Annual Cash Flow Growth Rate(1)
	(in millions)	2013	2012	2011	3 Yr. Average
Aerospace Systems(2)	$382	12%	(6)%	6%	4%
Electronic Systems(3)	$410	5%	(16)%	(2)%	(4)%
Communication Systems(4)	$153	(9)%	33%	29%	18%
NSS(5)	$83	(43)%	20%	214%	64%

(1)	Reportable segment estimated cash flow excludes interest payments on debt and other corporate cash flows.

(2)

The increase in 2013 cash flow for Aerospace Systems was due to small ISR aircraft sales to the DoD and a decrease in tax payments as a result of lower operating income and a lower effective tax rate. The decrease in 2012 cash flow was primarily due to higher working capital requirements, primarily for inventory on new contracts that began in 2012 and an increase in estimated tax payments, partially offset by higher operating income and an increase in advance payments. The increase in 2011 cash flow was due to growth in operating income and an increase in advance payments.

(3)

The increase in 2013 cash flows for Electronic Systems was primarily due to a decrease in tax payments as a result of lower operating income and a lower effective tax rate, as well as working capital improvements at Precision Engagement & Training. The decrease in 2012 cash flows was primarily due to lower operating income compared to 2011 for Space & Propulsion Systems, Marine Systems International, and Power & Control Systems. The decrease in 2011 cash flows was primarily due to lower operating income compared to 2010 for Warrior Systems, Precision Engagement & Training, and Space & Propulsion Systems, partially offset by lower working capital requirements at Warrior Systems.

(4)

The decrease in 2013 cash flow for Communication Systems was due to lower operating income, partially offset by lower capital expenditures and working capital requirements. The increase in 2012 cash flow was primarily due to the timing of billings and cash receipts and an increase in advance payments. The increase in 2011 cash flow was primarily due to working capital improvements, and timing of billings and cash receipts on fixed-price contracts, partially offset by lower operating income and liquidation of advance payments.

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

Reportable Segment	Estimated 2014 Cash Flow	Estimated Average Annual Cash Flow Growth Rates
	(in millions)	3 Yr. Average 2014 – 2016	2017-2018	After 2018 Terminal Growth Rate
Aerospace Systems(1)	$286(1)	(5)%	2%	2%
Electronic Systems(2)	$272(2)	5%	2%	2%
Communications Systems(3)	$154(3)	2%	2%	2%
NSS(4)	$71(4)	(5)%	2%	2%

(1)

Aerospace Systems projected cash flow is expected decrease by $97 million from $383 million in 2013 to $286 million in 2014. The decrease is mainly due to small ISR aircraft sales to the DoD in 2013 that will not recur in 2014.

(2)

Electronic Systems projected cash flow is expected to decrease by $138 million from $410 million in 2013 to $272 million in 2014. The decrease is mainly due to lower sales and operating income and liquidations of advance payments received in 2013 at Marine & Power Systems, and higher capital expenditures and working capital requirements at Precision Engagement & Training.

(3)

Communications Systems projected cash flow is expected to increase by $1 million from $153 million in 2013 to $154 million in 2014. The increase is primarily due to higher expected operating income and lower working capital requirements and capital expenditures at Broadband Communication Systems offset by lower sales and operating income at Tactical Satellite Communications Products and COMSEC & Specialty RF Products.

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

As discussed above, the more significant assumptions used in our DCF valuations for each of our reporting units were detailed three-year undiscounted cash flow projections, risk adjusted discount rates, or WACC, used to discount the cash flow projections to their present value and expected Terminal Growth Rates. The current year (2014-2016) consolidated three-year undiscounted cash flow projections remained substantially the same compared to the prior year (2013-2015), although the changes by each reporting unit ranged from a decline of 78% to an increase of 23%. The risk adjusted discount rate, or WACC, increased by an average of 80 basis points compared to the prior year valuations primarily due to an increase of approximately 100 basis points in the risk free rate of return and higher equity to debt ratio as a result of higher equity values among Market Participants within each peer group. The expected Terminal Growth Rates utilized in the current year valuations were higher than those utilized in the prior year valuations by an average of approximately 100 basis points. The expected Terminal Growth Rates utilized in the prior year valuations were approximately 1% compared to approximately 2% utilized in the current year valuations. The increase in the terminal growth rates assumption was based on several factors, including but not limited to: (1) an increase in the expected inflation rate and economic growth rate, (2) an increase in interest rate levels during 2013 from 2012, consistent with the increase in the risk free rate, (3) an improved outlook for DoD budgets with smaller than BCA required sequestration cuts legislated by Congress for FY 2013, FY 2014 and FY 2015, and a return to a nominal annual growth rate of 2% by FY 2017, and (4) multi-year and Indefinite Delivery/Indefinite Quantity contract wins during 2013 that are expected to generate sales growth at select reporting units.

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

Reporting Unit	Risk Adjusted Discount Rates	Estimated Annual Cash Flow Growth Rate(1)				Estimated 2013 Cash Flows(1)	Goodwill Balance(2)	Excess Fair Value(3)
		2013	2012	2011	3-Year Average
($ in millions)
NSS(4)	8.09%	(43)%	20%	214%	63%	$83	$968	5%	$55
Space & Propulsion Systems(5)	7.42%	(268)%	(111)%	(46)%	(142)%	$5	$240	9%	$32
Warrior Systems(6)	7.49%	(34)%	84%	(40)%	6%	$28	$605	16%	$177
Marine & Power Systems(7)	7.42%	36%	(59)%	(2)%	(8)%	$57	$840	19%	$191

(1)	Reporting unit cash flow excludes interest payments on debt and other corporate cash flows.

(2)	The goodwill balance is as of November 30, 2013, our goodwill impairment testing date.

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

(7)

Our DCF valuation for this reporting unit assumed that cash flows would decrease approximately 61% in 2014 compared to 2013, before increasing in 2015 and 2016. Cash flow levels for 2014, 2015 and 2016 are projected to be at 40%, 102% and 114% of the 2013 cash flow level. Cash flows decline in 2014 primarily due to the liquidation of the customer advances received in 2013, as well as lower sales and operating income. The increase in cash flows in 2015 and 2016, as compared to 2014, is due to increasing sales and operating income as well as the timing of customer advances on new and follow-on contracts with international customers. Projected cash flows are expected to grow 2% annually beginning in 2017.

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

Valuation of Deferred Income Tax Assets and Liabilities. At December 31, 2013, we had deferred tax assets of $549 million, deferred tax liabilities of $1,015 million and a valuation allowance of $22 million. The deferred tax assets include $24 million for loss carryforwards and $7 million for tax credit carryforwards which are subject to various limitations and will expire if unused within their respective carryforward periods. Deferred income taxes are determined separately for each of our tax-paying entities in each tax jurisdiction. The future realization of our deferred income tax assets ultimately depends on our ability to generate sufficient taxable income of the appropriate character (for example, ordinary income or capital gains) within the carryback and carryforward periods available under the tax law and, to a lesser extent, our ability to execute successful tax planning strategies. Based on our estimates of the amounts and timing of future taxable income and tax planning strategies, we believe that we will be able to realize our deferred tax assets, except for capital losses and certain U.S. Federal, foreign and state net operating losses. A change in the ability of our operations to continue to generate future taxable income, or our ability to implement desired tax planning strategies, could affect our ability to realize the future tax deductions underlying our deferred tax assets, and require us to provide a valuation allowance against our deferred tax assets. The recognition of a valuation allowance would result in a reduction to net income and, if significant, could have a material impact on our effective tax rate, results of operations and financial position in any given period.

Liabilities for Pending and Threatened Litigation. We are subject to litigation, government investigations, proceedings, claims or assessments and various contingent liabilities incidental to our business or assumed in connection with certain business acquisitions. In accordance with the accounting standards for contingencies, we accrue a charge for a loss contingency when we believe it is both probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. If the loss is within a range of specified amounts, the most likely amount is accrued, and we accrue the minimum amount in the range if no amount within the range represents a better estimate. Generally, we record the loss contingency at the amount we expect to pay to resolve the contingency and the amount is generally not discounted to the present value. Amounts recoverable under insurance contracts are recorded as assets when recovery is deemed probable. Contingencies that might result in a gain are not recognized until realizable. Changes to the amount of the estimated loss, or resolution of one or more contingencies could have a material impact on our results of operations, financial position and cash flows. See Note 20 to our audited consolidated financial statements for further discussion of our litigation matters.

Valuation of Long-Lived Assets. In addition to goodwill and identifiable intangible assets recognized in connection with our business acquisitions, our long-lived assets also include property, plant and equipment, capitalized software development costs for software to be sold, leased or otherwise marketed, and certain long-term investments. As of December 31, 2013, the consolidated carrying values of our property, plant and equipment were $1,042 million, certain long-term investments were $12 million, and capitalized software development costs were $52 million. As of December 31, 2013, the carrying value of our property, plant and equipment represented 7% of total assets and the carrying value of our capitalized software development costs and certain long-term investments each represented less than 1% of total assets. We review the valuation of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value or net realizable value expected to result from the asset’s use and eventual disposition. We use a variety of factors to assess valuation, depending upon the asset. Long-lived assets are evaluated based upon the expected period the asset will be utilized, and other factors depending on the asset, including estimated future sales, profits and related cash flows, estimated product acceptance and product life cycles, changes in technology and customer demand, and the performance of invested companies and joint ventures. Changes in estimates and judgments on any of these factors could have a material impact on our results of operations and financial position.

Results of Operations

The following information should be read in conjunction with our audited consolidated financial statements. The following information has been adjusted to reflect the spin-off of Engility and related classification of results of operations and cash flows as discontinued operations. Also, our results of operations for the periods presented are affected by our business acquisitions. See Note 5 to our audited consolidated financial statements for a discussion of our business acquisitions.

Consolidated Results of Operations

The table below provides selected financial data, excluding discontinued operations, for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,		Increase/ (decrease)	Year Ended December 31,		Increase/ (decrease)
(in millions, except per share data)	2013	2012		2012	2011(1)
Net sales	$12,622	$13,107	(3.7)%	$13,107	$13,154	(0.4)%
Operating income	$1,212	$1,308	(7.3)%	$1,308	$1,398	(6.4)%
Goodwill impairment charge	—	—	—	—	43	nm

Segment operating income	$1,212	$1,308	(7.3)%	$1,308	$1,441	(9.2)%

Operating margin	9.6%	10.0%	(40) bpts	10.0%	10.6%	(60)bpts
Goodwill impairment charge	—%	—%	—	—%	0.4%	(40)bpts

Segment operating margin	9.6%	10.0%	(40) bpts	10.0%	11.0%	(100)bpts

Interest expense	$177	$184	(3.8)%	$184	$204	(9.8)%
Interest and other income, net	$20	$11	nm	$11	$3	nm
Debt retirement charge	$—	$13	nm	$13	$35	nm
Effective income tax rate	28.0%	32.1%	(410) bpts	32.1%	25.5%	660bpts
Net income from continuing operations attributable to L-3	$751	$756	(0.7)%	$756	$857	(11.8)%
Q4 2011 Items	—	—	—	—	(28)	nm

Net income from continuing operations attributable to L-3, excluding Q4 2011 Items	$751	$756	(0.7)%	$756	$829	(8.8)%

Diluted earnings per share from continuing operations	$8.24	$7.74	6.5%	$7.74	$8.10	(4.4)%
Q4 2011 Items	—	—	—	—	(0.26)	nm

Diluted earnings per share from continuing operations, excluding Q4 2011 Items	$8.24	$7.74	6.5%	$7.74	$7.84	(1.3)%

Diluted weighted average common shares outstanding	91.1	97.6	(6.7)%	97.6	105.6	(7.6)%

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

nm – not meaningful

2013 Compared with 2012

Net Sales: For the year ended December 31, 2013, consolidated net sales of $12.6 billion decreased $485 million, or 4%, compared to the year ended December 31, 2012 as lower sales to the DoD caused by declining budgets, sequestration cuts and the continuing U.S. military drawdown from Afghanistan impacted each segment. Acquired businesses, which are all included in the Electronic Systems segment, added $81 million to net sales in the year ended December 31, 2013. Net sales to international government and commercial customers increased 10%, or $315 million, to $3,436 million in the year ended December 31, 2013, including $74 million from acquired businesses, compared to $3,121 million in the year ended December 31, 2012. Net sales to international and commercial customers, as a percentage of consolidated net sales, increased to 27% for the year ended December 31, 2013 compared to 24% for the year ended December 31, 2012.

Sales from products decreased by $397 million to $7,189 million for the year ended December 31, 2013, compared to $7,586 million for the year ended December 31, 2012. Product sales represented 57% and 58% of consolidated net sales for the years ended December 31, 2013 and 2012, respectively. Sales of products declined for: (1) Broadband Communication Systems primarily due to lower U.S. Army demand for remote video terminals due to the U.S. military drawdown from Afghanistan, and lower volume due to contracts nearing completion and declining demand caused by sequestration and other DoD budget reductions, (2) Space & Power Systems due to reduced deliveries of power devices for commercial satellite communication systems, (3) Tactical Satellite Communications Products mobile and ground-based satellite communication systems for the U.S. military as programs ended, (4) Precision Engagement & Training primarily due to programs for ordnance products ending, and (5) Sensor Systems due to lower volume primarily for airborne electro-optic infrared (EO/IR) turrets for the U.S. Army Persistent Threat Detection System (PTDS) contract due to the U.S. military drawdown from Afghanistan. The decrease in product sales was also due to sales volume declines for Security & Detection Systems. These decreases were partially offset by sales from the recently acquired Link U.K. business and organic sales growth for: (1) Platform Systems due to increased volume for modifications for the U.S. Air Force (USAF) EC-130 aircraft and (2) Warrior Systems due to increased demand for holographic weapon sights for the commercial sporting and recreation markets.

Sales from services, decreased by $88 million to $5,433 million for the year ended December 31, 2013, compared to $5,521 million for the year ended December 31, 2012. Service sales represented 43% and 42% of consolidated net sales for the years ended December 31, 2013 and 2012, respectively. Sales from services decreased due to: (1) lower volume for small ISR aircraft systems due to the U.S. military drawdown from Afghanistan and (2) lower volume for Logistics Solutions, primarily due to the competitive loss of a task order for U.S. Army contract field team support services in Southwest Asia and reduced fleet management services due to the loss of the Joint Primary Aircraft Training Systems (JPATS) contract for the USAF and (3) lower demand for technical support for a U.S. Government agency and information technology (IT) support services for the U.S. Special Operations Command (USSOCOM). See the reportable segment results for additional discussion of our segment sales trends.

Operating income and operating margin: Operating income for the year ended December 31, 2013 of $1,212 million decreased $96 million, or 7%, as compared to the year ended December 31, 2012. Operating margin decreased by 40 basis points to 9.6% for the year ended December 31, 2013, compared to 10.0% for the year ended December 31, 2012. The decrease in operating margin is primarily due to higher production costs and reduced productivity for the Communication Systems segment. Higher pension expense of $11 million ($7 million after income taxes, or $0.08 per diluted share) reduced operating margin by 10 basis points. Additionally, the years ended December 31, 2013 and 2012 included severance charges that reduced operating income. In 2013, the severance charges were $29 million ($18 million after income taxes, or $0.20 per diluted share) compared to $23 million ($14 million after income taxes, or $0.14 per diluted share) for 2012. See the reportable segment results for additional discussion of segment operating margin trends.

Interest expense: Interest expense for the year ended December 31, 2013 declined by $7 million compared to the year ended December, 31, 2012, due to lower outstanding debt, which reduced interest expense by $21 million, partially offset by $14 million of interest expense that was allocated to discontinued operations in 2012.

Interest and other income: Interest and other income, net, for the year ended December 31, 2013 increased by $9 million primarily due to a $5 million non-cash impairment charge recorded in 2012 for the dissolution of an unconsolidated joint venture and increased interest income accretion related to the net investment in sales-type leases of flight simulator systems.

Effective income tax rate: The effective tax rate for the year ended December 31, 2013 decreased to 28.0% from 32.1% for the same period last year. The decrease is primarily due to tax benefits in the year ended December 31, 2013 of: (1) $33 million ($0.36 per diluted share) for the U.S. Federal research and experimentation tax credit (R&E Credit) retroactively reinstated in 2013, of which $17 million ($0.19 per diluted share) relates to 2012, and (2) $8 million related to deferred tax benefits.

Net income from continuing operations attributable to L-3 and diluted earnings per share from continuing operations: Net income from continuing operations attributable to L-3 in the year ended December 31, 2013 decreased 1% to $751 million compared to the year ended December 31, 2012, and diluted earnings per share (EPS) from continuing operations increased 7% to $8.24 from $7.74.

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

2012 Compared with 2011

Net Sales: For the year ended December 31, 2012, consolidated net sales of $13.1 billion decreased by $47 million, or 0.4%, compared to the year ended December 31, 2011. Higher sales from the Aerospace Systems and Communication Systems segments were offset by lower sales from the NSS and Electronic Systems segments. Acquired businesses, which are all included in the Electronic Systems segment, added $196 million to net sales in the year ended December 31, 2012. Net sales to international government and commercial customers grew 15% to $3,121 million for the year ended December 31, 2012 compared to $2,716 million for the year ended December 31, 2011.

Sales from products increased by $37 million to $7,586 million for the year ended December 31, 2012 compared to $7,549 million for the year ended December 31, 2011, representing 58% and 57% of consolidated net sales for the years ended December 31, 2012 and 2011, respectively. The increase in product sales was due to sales from the L-3 KEO and Link U.K. business acquisitions and organic sales growth primarily for: (1) Platform Systems for new contracts, (2) airborne ISR systems, (3) Tactical Satellite Communications Products, and (4) Space & Power Systems. These increases were partially offset by sales volume declines primarily related to Power & Propulsion Systems, Warrior Systems, Broadband Communication Systems, and Marine Systems International.

Sales from services decreased by $84 million to $5,521 million for the year ended December 31, 2012 compared to $5,605 million for the year ended December 31, 2011, representing 42% and 43% of consolidated net sales for the years ended December 31, 2012 and 2011, respectively. Sales from services decreased primarily due to: (1) less demand from the USSOCOM IT support services due to our previous single-award contract converting to several multiple-award contracts, (2) a decline in IT support services for select non-DoD U.S. Government agencies and (3) lower demand for intelligence support services due to the drawdown of U.S. military forces from Iraq. These decreases were partially offset by higher sales primarily due to sales growth primarily from airborne ISR logistics support and fleet management services, networked communications systems and Sensor Systems. See the reportable segment results for additional discussion of our segment sales trends.

Segment operating income and operating margin: Segment operating income for the year ended December 31, 2012 decreased by $133 million, or 9%, compared to the year ended December 31, 2011. Segment operating margin decreased by 100 basis points to 10.0% for the year ended December 31, 2012 compared to 11.0% for the year ended December 31, 2011. Higher pension expense of $38 million ($24 million after income tax, or $0.25 per diluted share) reduced segment operating margin by 30 basis points. The remaining decrease in segment operating margin was primarily due to the write-off of unbilled and contract inventory assets in the Aerospace Systems segment, sales mix changes and unfavorable contract performance in the Communication Systems segment, and $9 million of legal fees and inventory write-downs related to security and safety equipment in the NSS segment. See the reportable segment results for additional discussion of segment operating margin trends.

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

Debt retirement charge: During 2012, we redeemed $500 million of our 6 3⁄8% 2015 Notes and recorded related debt retirement charges of $13 million. During 2011, we redeemed $650 million of our 5 7⁄8% 2015 Notes and $500 million of our 6 3⁄8% 2015 Notes and recorded related debt retirement charges of $35 million.

Effective income tax rate: The effective tax rate for the year ended December 31, 2012 increased to 32.1% from 25.5% for the year ended December 31, 2011. Excluding the Q4 2011 Items, the effective tax rate for the year ended December 31, 2011 would have been 31.2%. The increase in the effective tax rate was primarily due to the expiration of the R&E Credit on December 31, 2011. The American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013, retroactively reinstated and extended the R&E Credit for all of 2012 and 2013. As a result, the 2012 impact was recorded in the 2013 first quarter.

Net income from continuing operations attributable to L-3 and diluted earnings per share from continuing operations: Net income from continuing operations attributable to L-3 in the year ended December 31, 2012 decreased 12% to $756 million compared to the year ended December 31, 2011, and diluted EPS from continuing operations decreased to $7.74 from $8.10. Excluding the Q4 2011 Items, net income from continuing operations attributable to L-3 decreased 9% and diluted EPS decreased 1%.

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

Reportable Segment Results of Operations. The table below presents selected data by reportable segment reconciled to consolidated totals. See Note 23 to our audited consolidated financial statements for additional reportable segment data.

	Year Ended December 31,
	2013	2012	2011
	(dollars in millions)
Net sales:(1)
Aerospace Systems	$4,551	$4,595	$4,432
Electronic Systems	4,598	4,627	4,673
Communication Systems	2,178	2,500	2,439
NSS	1,295	1,385	1,610

Consolidated net sales	$12,622	$13,107	$13,154

Operating income:
Aerospace Systems	$426	$437	$451
Electronic Systems	533	569	624
Communication Systems	168	223	265
NSS	85	79	101

Total segment operating income	$1,212	$1,308	$1,441
Goodwill impairment charge	—	—	(43)

Consolidated operating income	1,212	1,308	1,398

Operating margin:
Aerospace Systems	9.4%	9.5%	10.2%
Electronic Systems	11.6%	12.3%	13.4%
Communication Systems	7.7%	8.9%	10.9%
NSS	6.6%	5.7%	6.2%
Total segment operating margin	9.6%	10.0%	11.0%
Goodwill impairment charge	—%	—%	(0.4)%

Consolidated operating margin	9.6%	10.0%	10.6%

(1)	Net sales are after intercompany eliminations.

Aerospace Systems

	Year Ended December 31,		Increase/ (decrease)	Year Ended December 31,		Increase/ (decrease)
	2013	2012		2012	2011
	(dollars in millions)
Net sales	$4,551	$4,595	(1.0)%	$4,595	$4,432	3.7%
Operating income	426	437	(2.5)%	437	451	(3.1)%
Operating margin	9.4%	9.5%	(10) bpts	9.5%	10.2%	(70) bpts

2013 Compared with 2012

Aerospace Systems net sales for the year ended December 31, 2013 decreased by $44 million, or 1%, compared to the year ended December 31, 2012. Sales declines of $66 million for Logistics Solutions and $10 million for Platform Systems were partially offset by a sales increase of $32 million for ISR Systems. The decrease in sales for Logistics Solutions was primarily due to the competitive loss of a task order for U.S. Army contract field team support services in Southwest Asia, which was completed in 2012, reduced fleet management services due to the loss of the JPATS contract for the USAF and lower volume for field maintenance and sustainment services for U.S. Army C-12 aircraft. These decreases were partially offset by increased volume for field maintenance and sustainment services for USAF training aircraft. Platform Systems sales decreased primarily due to lower volume for U.S. Navy maritime patrol aircraft and Joint Cargo Aircraft (JCA), as well as reduced deliveries of aircraft cabin assemblies, partially offset by higher volume on USAF EC-130 and international head of state aircraft, and aircraft maintenance for the Canadian Department of National Defence. The increase in sales for ISR Systems was primarily due to $78 million of higher volume on ISR platforms for foreign military customers and $50 million of small ISR aircraft sales to the DoD. These increases were partially offset by $96 million of lower volume primarily for small ISR aircraft systems due to the U.S. military drawdown from Afghanistan.

Aerospace Systems operating income for the year ended December 31, 2013 of $426 million, which included severance charges of $2 million, decreased by $11 million, or 3%, compared to the year ended December 31, 2012. Operating margin decreased by 10 basis points to 9.4%. Operating margin decreased by 60 basis points primarily due to write-offs of unbilled receivables and contract inventory assets related primarily to cost overruns on the U.S. Army C-12 contract and design and test expenses for aerostructures on a new commercial aircraft, which were identified as part of the Aerospace Systems internal review. Higher pension expense of $12 million reduced operating margin by 30 basis points. These decreases were partially offset by 80 basis points primarily due to improved productivity on certain contracts.

2012 Compared with 2011

Aerospace Systems net sales for the year ended December 31, 2012 increased by $163 million, or 4%, compared to the year ended December 31, 2011. Sales increases of $136 million for Platform Systems and $121 million for ISR Systems were partially offset by a decrease of $94 million for Logistics Solutions. The Platform Systems increase was due primarily to volume on new contracts, including the Australia C-27J and international head-of-state aircraft modification contracts and increased scope on the USAF EC-130 aircraft. These increases were partially offset by lower JCA volume for the USAF. The increase in sales for ISR Systems was primarily due to higher demand for airborne ISR systems for U.S. government and international military customers. Logistics Solutions decreased due primarily to the loss of a task order for U.S. Army contract field team support services in Southwest Asia, partially offset by increased demand for field maintenance and sustainment services on a U.S. Army rotary wing aircraft contract that was competitively won in September 2011 and for U.S. Army C-12 aircraft, which began in December 2010.

Aerospace Systems operating income for the year ended December 31, 2012 decreased by $14 million, or 3%, compared to the year ended December 31, 2011. Operating margin decreased by 70 basis points to 9.5%. Operating margin decreased by 60 basis points due to higher pension expense of $27 million and 50 basis points due to the write-off of unbilled receivables, contract inventory assets and the correction of certain accruals, which primarily related to cost overruns on the U.S. Army C-12 contract and were identified as part of the Aerospace Systems internal review. These decreases were partially offset by 40 basis points primarily due to unfavorable contract performance in 2011 for JCA.

Electronic Systems

	Year Ended December 31,		Decrease	Year Ended December 31,		Decrease
	2013	2012		2012	2011
	(dollars in millions)
Net sales	$4,598	$4,627	(0.6)%	$4,627	$4,673	(1.0)%
Operating income	533	569	(6.3)%	569	624	(8.8)%
Operating margin	11.6%	12.3%	(70) bpts	12.3%	13.4%	(110) bpts

2013 Compared with 2012

Electronic Systems net sales for the year ended December 31, 2013 decreased by $29 million, or 0.6%, compared to the year ended December 31, 2012. Sales declines of: (1) $39 million for Sensor Systems due to lower volume primarily for airborne EO/IR turrets for the U.S. Army PTDS contract due to the U.S. military drawdown from Afghanistan, (2) $38 million for Precision Engagement & Training primarily due to contracts for ordnance products nearing completion, partially offset by an increase in sales for upgrades for F/A-18 flight simulator trainers and volume on new commercial aircraft simulation contracts, (3) $35 million for Security & Detection Systems due to lower orders from the Transportation Security Administration caused by U.S. Government sequestration cuts and the completion of certain international contracts, and (4) $23 million for Power & Propulsion Systems due to certain funding constraints for the Missile Defense Agency’s air-launched target programs. These decreases were partially offset by a sales increase of $25 million primarily for Warrior Systems due to increased demand for holographic weapon sights for the commercial sporting and recreation markets. Sales also increased by $81 million primarily due to the Link U.K. and L-3 KEO acquisitions.

Electronic Systems operating income for the year ended December 31, 2013 of $533 million, which included severance charges of $16 million, decreased by $36 million, or 6%, compared to the year ended December 31, 2012. Operating margin decreased by 70 basis points to 11.6%. Sales declines and mix changes reduced operating margin by 70 basis points, sales from acquired businesses reduced operating margin by 20 basis points and higher severance charges reduced operating margin by 10 basis points. These declines were partially offset by improved contract performance across several business areas, primarily Power & Propulsion Systems, which increased operating margin by 30 basis points.

2012 Compared with 2011

Electronic Systems net sales for the year ended December 31, 2012 decreased by $46 million, or 1%, compared to the year ended December 31, 2011. Sales declined: (1) $82 million for Warrior Systems due to reduced U.S. Army requirements for night vision and illumination products, (2) $61 million for Power & Propulsion Systems due to reduced shipments of tactical quiet generators for the U.S. Army, which reduced sales by $92 million, partially offset by an increase of $31 million primarily due to the landing craft air cushion vehicle service life extension program, and (3) $60 million for Marine Systems International due to negative foreign currency translation of $41 million and lower demand for commercial shipbuilding products. These decreases were partially offset by: (1) $125 million for Sensor Systems primarily for the L-3 KEO acquisition, and (2) $32 million for Precision Engagement & Training of which $49 million was from the Link U.K. acquisition and $23 million was primarily due to increased deliveries of U.S. Army rotary wing training systems for the Flight School XXI program, partially offset by lower volume for guidance products of $40 million due to completed contracts.

Electronic Systems operating income for the year ended December 31, 2012 decreased by $55 million, or 9%, compared to the year ended December 31, 2011. Operating margin decreased by 110 basis points to 12.3%. Operating margin declined by 100 basis points primarily due to lower sales for Marine Systems International and Power & Propulsion Systems and 10 basis points due to higher pension expense of $4 million.

Communication Systems

	Year Ended December 31,		Decrease	Year Ended December 31,		Increase/ (decrease)
	2013	2012		2012	2011
	(dollars in millions)
Net sales	$2,178	$2,500	(12.9)%	$2,500	$2,439	2.5%
Operating income	168	223	(24.7)%	223	265	(15.8)%
Operating margin	7.7%	8.9%	(120) bpts	8.9%	10.9%	(200) bpts

2013 Compared with 2012

Communication Systems net sales for the year ended December 31, 2013 decreased by $322 million, or 13%, compared to the year ended December 31, 2012. Sales decreased $183 million for Broadband Communication Systems, $77 million for Space & Power Systems and $62 million primarily for Tactical Satellite Communications Products. The decrease in sales for Broadband Communication Systems was due to: (1) lower U.S. Army demand for remote video terminals due to the U.S. military drawdown from Afghanistan, (2) lower volume primarily for airborne and ground-based systems and vehicle mounted satellite communication ground stations due to contracts nearing completion and declining demand caused by sequestration and other DoD budget reductions, and (3) lower productivity due to the implementation of new enterprise resource planning (ERP) systems during the 2013 third quarter, which caused sales volume to decline by $45 million. The decrease in sales for Space & Power Systems and Tactical Satellite Communications Products was primarily due to reduced deliveries of power devices for commercial satellite communication systems and mobile and ground-based satellite communication systems for the U.S. military as programs ended, respectively.

Communication Systems operating income for the year ended December 31, 2013 of $168 million, which included severance charges of $11 million, decreased by $55 million, or 25%, compared to the year ended December 31, 2012. Operating margin decreased by 120 basis points to 7.7%. Operating margin declined by: (1) 140 basis points primarily due to higher production costs and unfavorable contract performance for Broadband Communication Systems, (2) 50 basis points for higher costs and lower productivity due to the implementation of new ERP systems at Broadband Communication Systems, and (3) 10 basis points due to higher severance charges of $3 million. These decreases were partially offset by 80 basis points primarily due to improved contract performance for Space & Power Systems.

2012 Compared with 2011

Communication Systems net sales for the year ended December 31, 2012 increased by $61 million, or 3%, compared to the year ended December 31, 2011. Sales increased $48 million for Tactical Satellite Communications Products and $36 million primarily for Space & Power Systems. These increases were partially offset by a sales decline of $23 million for Broadband Communication Systems. The increase in sales for Tactical Satellite Communications Products was primarily due to higher deliveries of mobile and ground-based satellite communication systems for the U.S. military. Higher deliveries of power devices for commercial satellite communication systems increased sales for Space & Power Systems. The decrease in sales for Broadband Communication Systems was primarily due to lower volume for: (1) the Hawklink contract due to development and low rate initial production work nearing completion and (2) remote video terminals due to lower U.S. Army demand.

Communication Systems operating income for the year ended December 31, 2012 decreased by $42 million, or 16%, compared to the year ended December 31, 2011. Operating margin decreased by 200 basis points to 8.9%. Operating margin declined by: (1) 90 basis points primarily due to unfavorable contract performance, including higher design and production costs for Broadband Communication Systems, (2) 80 basis points due to sales mix changes, and (3) 30 basis points due to higher pension expense of $7 million.

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

Balance Sheet

Billed receivables increased by $23 million to $991 million at December 31, 2013 from $968 million at December 31, 2012 due to the timing of billings and collections primarily for airborne ISR Systems and Broadband Communication Systems and $5 million from business acquisitions. These increases were partially offset by a decrease due to lower sales primarily for Tactical Satellite Communications Products and timing of billings and collections for Platform Systems.

Contracts in process decreased by $79 million to $2,431 million at December 31, 2013 from $2,510 million at December 31, 2012. During the year ended December 31, 2013, contracts in process increased $25 million from the transfer of net property, plant and equipment (PP&E) to inventoried contract costs, primarily due to $21 million for a Company owned aircraft that became held for sale. This increase was offset by a decrease of $104 million comprised of:

•

Decreases of $80 million in unbilled contract receivables primarily due to billing and liquidations for deliveries of ISR Systems and Broadband Communication Systems, partially offset by an increase due to sales exceeding billings for Sensor Systems; and

•	decreases of $24 million in inventoried contract costs due to the timing of deliveries across several business areas, primarily Precision Engagement & Training.

L-3’s receivables days sales outstanding (DSO) was 71 at December 31, 2013, compared with 70 at December 31, 2012. We calculate our DSO by dividing: (1) our aggregate end of period billed receivables and net unbilled contract receivables, by (2) our trailing 12 month sales adjusted, on a pro forma basis, to include sales from business acquisitions and exclude sales from business divestitures that we completed as of the end of the period, multiplied by the number of calendar days in the trailing 12 month period (365 days at December 31, 2013 and 366 days at December 31, 2012). Our trailing 12 month pro forma sales were $12,657 million at December 31, 2013 and $13,201 million at December 31, 2012. The increase in our DSO was primarily due to a greater decline in our trailing 12 month sales as compared to the decline in our aggregate billed receivables and net unbilled contract receivables.

The increase in current deferred income tax assets was primarily due to compensation and benefit items from a tax accounting method change elected in a prior year.

The decrease in other current assets was primarily due to lower short-term receivables for leased training systems. The increase in PP&E was primarily due to capital expenditures, partially offset by depreciation expense.

Goodwill increased by $20 million to $7,796 million at December 31, 2013 from $7,776 million at December 31, 2012. The table below presents the changes in goodwill by segment.

	Aerospace Systems	Electronic Systems	Communication Systems	NSS	Consolidated Total
	(in millions)
Balance at December 31, 2012	$1,770	$4,046	$992	$968	$7,776
Business acquisition(1)	—	44	—	—	44
Business disposition	—	(2)	—	—	(2)
Foreign currency translation(2)	(19)	(3)	—	—	(22)

Balance at December 31, 2013	$1,751	$4,085	$992	$968	$7,796

(1)	The increase in goodwill for the Electronics Systems segment is due to the Mustang business acquisition.
(2)

The changes in goodwill from foreign currency translation adjustments are due to fluctuations in the U.S. dollar and foreign currency exchange rates. The decreases in goodwill presented in the Electronic Systems and Aerospace Systems segments during 2013 were primarily due to the strengthening of the U.S. dollar against the Canadian dollar and Australian dollar, partially offset by the weakening of the U.S. dollar against the Euro and British pound.

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

The decrease in advance payments and billings in excess of costs incurred was primarily due to the liquidation of balances on contracts for Sensor Systems, ISR Systems, Platform Systems and Broadband Communication Systems and $2 million of foreign currency translation adjustments. These decreases were partially offset by the collection of milestone payments for Warrior Systems and performance based billings related to contracts with international customers for Marine & Power Systems.

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

We recorded net actuarial gains of $623 million in the year ended December 31, 2013 primarily due to the increase in our weighted average discount rate as noted above, which is reflected in accumulated other comprehensive loss. Actuarial gains and losses in a period represent the difference between actual and actuarially assumed experience, primarily due to discount rates and pension plan asset returns. Actuarial gains and losses that our pension plans experience are not recognized in pension expense in the year incurred, but rather are recorded as a component of accumulated other comprehensive income (loss). The accumulated gains and losses in excess of a corridor, defined as the greater of 10% of the fair value of a plan’s assets and 10% of its projected benefit obligation, are generally amortized to pension expense in future periods over the estimated average remaining service periods of the covered employees. See Note 21 to our audited consolidated financial statements.

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

Operating Activities — Continuing Operations

2013 Compared with 2012. We generated $1,263 million of cash from operating activities during the year ended December 31, 2013, an increase of $32 million compared with $1,231 million generated during the year ended December 31, 2012. The increase was due to $110 million of less cash used for changes in operating assets and liabilities primarily due to lower income tax payments and pension plan contributions. This increase was partially offset by a decrease of $76 million, primarily for lower non-cash expenses due to deferred income taxes, and lower income from continuing operations of $2 million. Deferred income taxes were lower during the year ended December 31, 2013 primarily due to a decline in pension contributions and the related impact on income taxes. The net cash from changes in operating assets and liabilities is further discussed above under “Liquidity and Capital Resources — Balance Sheet.”

2012 Compared with 2011. We generated $1,231 million of cash from operating activities during the year ended December 31, 2012, which was unchanged when compared with $1,231 million generated during the year ended December 31, 2011. Operating cash flow increased $158 million due to more cash generated from changes in operating assets and liabilities primarily for collections of billed receivables and advance payments and billings in excess of costs incurred, partially offset by higher tax payments. This increase was offset by $104 million of lower income from continuing operations and $54 million of lower non-cash expenses primarily for a 2011 non-cash goodwill impairment charge of $43 million that did not recur in 2012. The net cash from changes in operating assets and liabilities is further discussed above under “Liquidity and Capital Resources — Balance Sheet.”

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

Financing Activities — Continuing Operations

Debt

At December 31, 2013, total outstanding debt was $3,630 million, comprised of $2,941 million of senior debt and $689 million of CODES, compared to $3,629 million at December 31, 2012, of which $2,940 million was senior debt and $689 million was CODES. At December 31, 2013, we had the availability of substantially all of our $1 billion Amended and Restated Revolving Credit Facility. We also had $634 million of other standby letters of credit at December 31, 2013, that may have been drawn upon in the event that we did not perform on certain of our contractual requirements. There were no borrowings outstanding under our Amended and Restated Revolving Credit Facility at December 31, 2013. At December 31, 2013, our outstanding debt matures between November 15, 2016 and August 1, 2035. See Note 11 to our audited consolidated financial statements for the components of our debt at December 31, 2013.

Debt Issuances

The terms of each of the outstanding Senior Notes issued by L-3 Communications during the year ended December 31, 2011 are presented in the table below. There were no debt issuances during the years ended December 31, 2013 and 2012.

Note	Date of Issuance	Amount Issued	Discount	Net Cash Proceeds	Effective Interest Rate	Redemption at Treasury Rate+
		($ in millions)
3.95% Senior Notes due November 15, 2016	November 22, 2011	$500	$4	$491	4.11%	50bps
4.95% Senior Notes due February 15, 2021	February 7, 2011	$650	$4	$639	5.02%	25bps

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
		($ in millions)
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

Debt Covenants and Other Provisions. The Amended and Restated Revolving Credit Facility and Senior Notes contain financial and/or other restrictive covenants. See Note 11 to our audited consolidated financial statements for a description of our debt and related financial covenants, including cross default provisions. We were in compliance with our financial and other restrictive covenants at December 31, 2013 and 2012.

Under select conditions, including if L-3 Holding’s common stock price is more than 120% (currently $108.29) of the then current conversion price (currently $90.24) for a specified period, the conversion feature of the CODES will require L-3 Holdings, upon conversion, to pay the holders of the CODES the principal amount in cash, and if the settlement amount exceeds the principal amount, the excess will be settled in cash or stock or a combination thereof, at our option. See Note 11 to our audited consolidated financial statements for additional information regarding the CODES, including conditions for conversion. L-3 Holdings’ closing stock price of February 19, 2014 was $113.67 per share.

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

(2)

The CODES are convertible into cash and shares of L-3 Holdings’ common stock based on a conversion rate of 11.0813 shares of L-3 Holdings common stock per one thousand dollars in principal amount of the CODES (equivalent to a current conversion price of $90.24 per share). The conversion feature of the CODES may require L-3 Holdings to settle the principal amount with the holders of the CODES if L-3 Holdings common stock price is more than 120% of the then current conversion price (currently $108.29) for a specified period, and if the settlement amount exceeds the principal amount, the excess will be settled in cash or stock or a combination thereof, at our option. Additionally, holders of the CODES may require L-3 Holdings to repurchase the CODES, in whole or in part, on February 1, 2016, February 1, 2021, February 1, 2026 and February 1, 2031 at a cash repurchase price equal to 100% of the principal amount of the CODES (plus accrued and unpaid interest, if any). See Note 11 to our audited consolidated financial statements for additional information regarding the CODES, including conditions for conversion and contingent interest features. L-3 Holdings stock price on February 19, 2014 was $113.67.

(3)

Represents expected interest payments on L-3’s long-term debt balance as of December 31, 2013 using the stated interest rate on our fixed rate debt, assuming that current borrowings remain outstanding to the contractual maturity date.

(4)	Non-cancelable operating leases are presented net of estimated sublease rental income.

(5)

Includes the residual value guarantee for two real estate lease agreements, expiring on August 31, 2015, that are accounted for as operating leases. We have the right to exercise options under the lease agreements to renew the leases, to purchase both properties for $28 million or sell both properties on behalf of the lessor. If we elect to sell the properties, we must pay the lessor a residual value guarantee of $23 million. See Note 20 to our audited consolidated financial statements for a further description of these leases.

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

(9)

Excludes all income tax obligations, a portion of which represents unrecognized tax benefits in connection with uncertain tax positions taken, or expected to be taken on our income tax returns as of December 31, 2013 since we cannot determine the time period of future tax consequences. For additional information regarding income taxes, see Note 18 to our audited consolidated financial statements.

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

(2)

Represents the minimum guarantees made by L-3 or the lessee under the purchase option for certain operating leases in which the lease renewal is not exercised (see Note 20 to our audited consolidated financial statements for a description of these guarantees).

(3)

Represents potential additional contingent purchase payments for business acquisitions that are contingent upon the post-acquisition financial performance or certain other performance conditions of the acquired businesses in accordance with the contractual purchase agreement.

(4)

The total amount does not include residual value guarantees for two real estate lease agreements that are accounted for as operating leases. We have the right to exercise options under the lease agreements to purchase both properties for $28 million on or before August 31, 2015. See Note 20 to our audited consolidated financial statements for a further description of these leases.

Legal Proceedings and Contingencies

We are engaged in providing products and services under contracts with the U.S. Government and, to a lesser degree, under international government contracts, some of which are funded by the U.S. Government. All such contracts are subject to extensive legal and regulatory requirements, and, periodically, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. Under U.S. Government procurement regulations, an indictment by a federal grand jury, or an administrative finding against us as to our present responsibility to be a U.S. Government contractor or subcontractor, could result in the suspension for a period of time from eligibility for awards of new government contracts or task orders or in a loss of export privileges. A conviction, or an administrative finding that satisfies the requisite level of seriousness, could result in debarment from contracting with the federal government for a specified term. We are currently cooperating with the U.S. Government on several investigations, none of which we anticipate will have a material adverse effect on our consolidated financial position, results of operations or cash flows. Also, we have been periodically subject to litigation, government investigations, proceedings, claims or assessments and various contingent liabilities incidental to our business. We accrue for these contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. For a description of our legal proceedings and contingencies, see Note 20 to our audited consolidated financial statements.

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

Interest Rate Risk. Our Amended and Restated Revolving Credit Facility is subject to variable interest and is therefore sensitive to changes in interest rates. The interest rates on the Senior Notes and CODES are fixed-rate and are not affected by changes in interest rates. Additional data on our debt obligations and our applicable borrowing spreads included in the interest rates we would pay on borrowings under the Amended and Restated Revolving Credit Facility, if any, are provided in Note 11 to our audited consolidated financial statements.

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

In addition, for a discussion of other risks and uncertainties that could impair our results of operations or financial condition, see “Part I — Item 1A — Risk Factors” and Note 20 to our audited consolidated financial statements, in each case included in this Annual Report on Form 10-K for the year ended December 31, 2013.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

For data regarding quantitative and qualitative disclosures related to our market risk sensitive financial instruments, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Derivative Financial Instruments and Other Market Risk” and Note 15 to our audited consolidated financial statements. See Notes 14 and 16 to our audited consolidated financial statements for the aggregate fair values and notional amounts of our foreign currency forward contracts at December 31, 2013.

Item 8. Financial Statements and Supplementary Data

See our audited consolidated financial statements beginning on page F-1.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (“Exchange Act”) related to L-3 Holdings and L-3 Communications is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In connection with the filing of the Form 10-K on February 25, 2014, our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer had concluded that, as of December 31, 2013, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Subsequent to the evaluation made in connection with the filing of the Form 10-K on February 25, 2014, in connection with the internal review of our Aerospace Systems segment and the resulting identified material weaknesses described in Note 3 on page F-15, our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer reevaluated the effectiveness of the design and operation of our disclosure controls and procedures (“DC&P”) as of December 31, 2013. Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer have concluded that the design and operation of our DC&P were not effective, as of December 31, 2013, to accomplish their objectives. Notwithstanding the material weaknesses described below, management has concluded that the Company’s consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K/A are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

Management’s Report on Internal Control over Financial Reporting (as restated)

As required by the SEC’s rules and regulations for the implementation of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting (“ICFR”) is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of L-3, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the filing of the Form 10-K on February 25, 2014, our management assessed the effectiveness of L-3 Holdings’ and L-3 Communications’ internal control over financial reporting as of December 31, 2013. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992) (the “COSO Criteria”). Based on our assessments and those criteria, management had determined that L-3 Holdings and L-3 Communications maintained effective ICFR as of December 31, 2013.

Subsequent to the evaluation made in connection with the filing of the Form 10-K on February 25, 2014, in connection with the internal review of our Aerospace Systems segment and the resulting identified material weaknesses described below, our management reassessed the effectiveness of L-3 Holdings’ and L-3 Communications’ ICFR as of December 31, 2013. Based on our assessments and the COSO Criteria, management determined that L-3 Holdings and L-3 Communications did not maintain effective ICFR as of December 31, 2013.

Description of Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Based on our assessment following the completion of the internal review of the Aerospace Systems segment discussed in Note 3, on page F-15, management has identified the following material weaknesses in its ICFR as of December 31, 2013.

1.

The Company did not maintain an effective control environment at its Aerospace Systems segment with respect to: (a) inadequate execution of existing controls around the annual review and approval of contract (revenue arrangement) estimates, (b) not following established Company accounting policies, controls and procedures, and (c) intentional override of numerous transactional and monitoring internal controls at its Army Sustainment division, with regard to the: (i) valuation of inventories, unbilled contract receivables and billed receivables; (ii) preparation of contract invoices; (iii) preparation, review and approval of contract estimates; (iv) recognition of costs overruns on a fixed-price maintenance and logistics support contract; (v) review and analysis of division quarterly financial statements; (vi) physical counts of inventory; and (vii) preparation, review and approval of journal entries.

2.

Company personnel did not perform reviews of certain employee concerns regarding violations of the Company’s accounting policies and ICFR in a sufficient and effective manner, including assigning those matters to the appropriate subject matter experts for resolution, and informing appropriate members of senior management and the audit committee about the nature of the concerns and the scope and results of the reviews.

These material weaknesses resulted in immaterial adjustments of the Company’s billed receivables, unbilled contract receivables, inventories, net sales, cost of sales, income tax expense and net income accounts, as well as earnings per share and related financial statements disclosures. Accordingly, the material weaknesses did not result in any material misstatements of the Company’s financial statements and disclosures for the years ended December 31, 2013, 2012, or 2011. However, these material weaknesses, if not remediated, could result in material misstatements to the Company’s annual financial statements or to the interim consolidated financial statements and related disclosures that would not be prevented or detected.

The effectiveness of the Company’s ICFR as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report. See page F-2 to our audited consolidated financial statements for their report.

Remediation Plans for Material Weaknesses in Internal Control over Financial Reporting

In response to these identified material weaknesses, our management, with oversight from our audit committee, is dedicating significant resources to improve our ICFR and to address the identified material weaknesses. These efforts are ongoing and are focused on strengthening the Company’s control environment and organizational structure by taking the following actions:

•

The Company has terminated four employees at its Aerospace Systems segment and one employee at its Aerospace Systems segment resigned. The Company replaced its Aerospace Systems segment chief financial officer, the Logistics Solutions sector president, the Logistics Solutions sector general counsel, the Army Sustainment division president and the Army Sustainment Division vice president of finance at the time of the misconduct.

•	The Company has enhanced and reinforced its quarterly and annual financial statement certification process for the Company’s Aerospace Systems segment and its divisions.

The Company will also improve its policies and procedures by:

•

conducting re-training sessions for its financial management at the Aerospace Systems segment and its divisions with regard to the Company’s accounting policies and ICFR for (i) valuation of inventories, unbilled contract receivables and billed receivables; (ii) the preparation of contract invoices; (iii) the preparation, review and approval of contract estimates; (iv) the recognition of incurred costs on fixed-price service contracts; (v) review and analysis of division quarterly financial statements; (vi) physical counts of inventory; and (vii) preparation, review and approval of journal entries. This training will be conducted by senior corporate financial management;

•	expanding the testing of the compliance with the Company’s ICFR by the Aerospace Systems segment and its divisions; and

•

strengthening the Company’s procedures for the review of employee concerns regarding violations of the Company’s accounting policies and ICFR by designating one or more senior employees that will be responsible for ensuring that such concerns are reviewed in an effective manner, including by (i) when appropriate, assigning these matters to subject matter experts for review and resolution, and (ii) informing the appropriate members of senior management and the audit committee on a timely basis about the nature of the employee concerns and the scope and results of such reviews. These senior employees will report to the Company’s chief executive officer and the audit committee with respect to such employee concerns.

We believe these additional internal controls will be effective in remediating the material weaknesses described above and we will continue to devote significant time and attention to these remedial efforts. However, we do not expect that our ICFR will be considered effective as of December 31, 2014 because we do not expect to complete our testing of remediated controls by such time. As we continue to evaluate and work to improve our ICFR, management may determine to take additional measures to address the material weaknesses or determine to modify the remediation plan described above. Until the remediation steps set forth above are fully implemented, the material weaknesses described above will continue to exist.

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter covered by this Annual Report on Form 10-K/A that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Exhibits

Exhibit No.	Description of Exhibits
2.1	Distribution Agreement between L-3 Communications Holdings, Inc. and Engility Holdings, Inc. dated as of July 16, 2012 (incorporated by reference to Exhibit 2.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended September 28, 2012 (File Nos. 001-14141 and 333-46983)).
3.1	Amended and Restated Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants’ Current Report on Form 8-K filed on May 2, 2013 (File Nos. 001-14141 and 333-46983)).
3.2	Amended and Restated By-Laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrants’ Current Report on Form 8-K filed on May 2, 2013 (File Nos. 001-14141 and 333-46983)).
3.3	Certificate of Incorporation of L-3 Communications Corporation (incorporated by reference to Exhibit 3.1 to L-3 Communications Corporation’s Registration Statement on Form S-4 (File No. 333-31649)).
3.4	Amended and Restated Bylaws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to the Registrants’ Current Report on Form 8-K filed on December 17, 2007 (File Nos. 001-14141 and 333-46983)).
4.1	Form of Common Stock Certificate of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 25, 2010 (File Nos. 001-14141 and 333-46983)).
4.2	Indenture dated as of July 29, 2005 (CODES Indenture) among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (incorporated by reference to Exhibit 10.70 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File Nos. 001-14141 and 333-46983)).
4.3	Supplemental Indenture dated as of February 3, 2012 among L-3 Communications Holdings, Inc., The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, and the guarantors named therein to the CODES Indenture dated as of July 29, 2005 among L-3 Communications Holdings, Inc., the guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.5 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2011 (File Nos. 001-14141 and 333-46983)).
4.4	Indenture dated as of October 2, 2009 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.15 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 25, 2009 (File Nos. 001-14141 and 333-46983)).
4.5	Supplemental Indenture dated as of February 3, 2012 among L-3 Communications Corporation, The Bank of New York Mellon, as trustee, and the guarantors named therein to the Indenture dated as of October 2, 2009 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.7 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2011 (File Nos. 001-14141 and 333-46983)).
4.6	Indenture, dated as of May 21, 2010, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Registrants’ Current Report on Form 8-K dated May 24, 2010 (File Nos. 001-14141 and 333-46983)).
4.7	First Supplemental Indenture, dated as of May 21, 2010, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K dated May 24, 2010 (File Nos. 001-14141 and 333-46983)).

Exhibit No.	Description of Exhibits
4.8	Second Supplemental Indenture, dated as of February 7, 2011, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K dated February 8, 2011 (File Nos. 001-14141 and 333-46983)).
4.9	Third Supplemental Indenture, dated as of November 22, 2011, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K dated November 22, 2011 (File Nos. 001-14141 and 333-46983)).
4.10	Fourth Supplemental Indenture, dated as of February 3, 2012, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A, as Trustee (incorporated by reference to Exhibit 4.12 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File Nos. 001-14141 and 333-46983)).
10.1	Amended and Restated Credit Agreement, dated as of February 3, 2012, among L-3 Communications Corporation, L-3 Communications Holdings, Inc. and certain subsidiaries of the Registrants from time to time party thereto as guarantors, certain lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K dated February 3, 2012 (File Nos. 001-14141 and 333-46983)).
†10.2	L-3 Communications Holdings, Inc. 1997 Option Plan for Key Employees (incorporated by reference to Exhibit 10.91 to L-3 Communications Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-46975)).
†10.3	Form of L-3 Communications Holdings, Inc. 1997 Option Plan for Key Employees Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.9 to L-3 Communications Holdings, Inc.’s Registration Statement on Form S-1 (File No. 333-46975)).
†10.4	L-3 Communications Holdings, Inc. Amended and Restated 1998 Directors Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.16 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2006 (File Nos. 001-14141 and 333-46983)).
†10.5	Form of L-3 Communications Holdings, Inc. 1998 Directors Stock Option Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.96 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2004 (File Nos. 001-14141 and 333-46983)).
†10.6	Form of L-3 Communications Holdings, Inc. 1998 Directors Stock Option Plan Nonqualified Stock Option Agreement (2007 Version) (incorporated by reference to Exhibit 10.3 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008 (File Nos. 001-14141 and 333-46983)).
†10.7	L-3 Communications Holdings, Inc. Amended and Restated 1999 Long Term Performance Plan (Conformed copy reflecting all amendments through February 11, 2008) (incorporated by reference to Exhibit 10.4 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008 (File Nos. 001-14141 and 333-46983)).
†10.8	Form of L-3 Communications Holdings, Inc. 1999 Long Term Performance Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.97 of the Registrants’ Quarterly Report on Form 10-Q for the period ended September 30, 2004 (File Nos. 001-14141 and 333-46983)).
†10.9	Form of L-3 Communications Holdings, Inc. 1999 Long Term Performance Plan Nonqualified Stock Option Agreement (2006 Version) (incorporated by reference to Exhibit 10.64 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2006 (File Nos. 001-14141 and 333-46983)).

Exhibit No.	Description of Exhibits
†*10.10	L-3 Communications Holdings, Inc. 2008 Amended and Restated Long Term Performance Plan.
†10.11	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2008 Version) (incorporated by reference to Exhibit 10.2 of the Registrants’ Quarterly Report on Form 10-Q for the period ended June 27, 2008 (File Nos. 001-14141 and 333-46983)).
†10.12	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2009 Version) (incorporated by reference to Exhibit 10.1 of the Registrants’ Quarterly Report on Form 10-Q for the period ended June 26, 2009 (File Nos. 001-14141 and 333-46983)).
†10.13	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2011 Version) (incorporated by reference to Exhibit 10.12 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2010 (file Nos. 001-14141 and 333-46983)).
†10.14	Form of Amended and Restated L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2011 and 2012 CEO Version) (incorporated by reference to Exhibit 10.14 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2012 (File Nos. 001-14141 and 333-46983)).
†10.15	Form of Amended and Restated L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2013 CEO Version) (incorporated by reference to Exhibit 10.4 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 29, 2013 (File Nos. 001-14141 and 333-46983)).
†10.16	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2009 Version) (incorporated by reference to Exhibit 10.17 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008 (File Nos. 001-14141 and 333-46983)).
†10.17	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2013 CEO Version) (incorporated by reference to Exhibit 10.5 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 29, 2013 (File Nos. 001-14141 and 333-46983)).
†10.18	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2013 CEO Direct Report Version) (incorporated by reference to Exhibit 10.6 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 29, 2013 (File Nos. 001-14141 and 333-46983)).
†10.19	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (Non-Employee Directors Version) (incorporated by reference to Exhibit 10.7 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 29, 2013 (File Nos. 001-14141 and 333-46983)).
†10.20	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Agreement (2010 Version) (incorporated by reference to Exhibit 10.17 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2009 (File Nos. 001-14141 and 333-46983)).
†10.21	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Agreement (2012 Version) (incorporated by reference to Exhibit 10.18 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2011 (File Nos. 001-14141 and 333-46983)).
†10.22	Form of Amended and Restated L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Award Notice (2010 Version) (incorporated by reference to Exhibit 10.18 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2012 (File Nos. 001-14141 and 333-46983)).

Exhibit No.	Description of Exhibits
†10.23	Form of Amended and Restated L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Award Notice (2011 Version) (incorporated by reference to Exhibit 10.19 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2012 (File Nos. 001-14141 and 333-46983)).
†10.24	Form of Amended and Restated L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Award Notice (2012 Version) (incorporated by reference to Exhibit 10.20 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2012 (File Nos. 001-14141 and 333-46983)).
†10.25	Form of Amended and Restated L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Award Notice (2013 Version) (incorporated by reference to Exhibit 10.8 to the Registrants’ Quarterly Report on Form 10-Q for the period ended March 29, 2013 (File Nos. 001-14141 and 333-46983)).
†10.26	L-3 Communications Holdings, Inc. 2012 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended March 30, 2012 (File Nos. 001-14141 and 333-46983)).
†10.27	Form of L-3 Communications Holdings, Inc. 2012 Cash Incentive Plan Performance Cash Award Agreement (2012 version) (incorporated by reference to Exhibit 10.2 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 30, 2012 (File Nos. 001-14141 and 333-46983)).
†10.28	Form of L-3 Communications Holdings, Inc. 2012 Cash Incentive Plan Performance Cash Award Notice (2012 Version) (incorporated by reference to Exhibit 10.3 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 30, 2012 (File Nos. 001-14141 and 333-46983)).
†10.29	Form of L-3 Communications Holdings, Inc. 2012 Cash Incentive Plan Performance Cash Award Notice (2013 Version) (incorporated by reference to Exhibit 10.9 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 29, 2013 (File Nos. 001-14141 and 333-46983)).
†10.30	L-3 Communications Holdings, Inc. Amended and Restated 2008 Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.24 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2012 (File Nos. 001-14141 and 333-46983)).
†10.31	Form of L-3 Communications Holdings, Inc. 2008 Directors Stock Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 27, 2009 (File Nos. 001-14141 and 333-46983)).
†10.32	Global Spin-Off Amendment to Equity Award Agreements dated as of July 18, 2012 (incorporated by reference to Exhibit 10.26 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2012 (File Nos. 001-14141 and 333-46983)).
†10.33	Global Amendment to Non-Employee Director RSU Agreements dated as of April 30, 2013 (incorporated by reference to Exhibit 10.10 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 29, 2013 (File Nos. 001-14141 and 333-46983)).
†10.34	L-3 Communications Holdings, Inc. Amended and Restated Change in Control Severance Plan (incorporated by reference to Exhibit 10.21 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008 (File Nos. 001-14141 and 333-46983)).
†10.35	L-3 Communications Corporation Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.22 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008 (File Nos. 001-14141 and 333-46983)).

Exhibit No.	Description of Exhibits
†10.36	Amendment 2012-2 to the L-3 Communications Corporation Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.29 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2012 (File Nos. 001-14141 and 333-46983)).
†10.37	L-3 Communications Corporation Deferred Compensation Plan I (incorporated by reference to Exhibit 10.15 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2007 (File Nos. 001-14141 and 333-46983)).
†10.38	Amendment No. 1 to the L-3 Communications Corporation Deferred Compensation Plan I (incorporated by reference to Exhibit 10.16 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2007 (File Nos. 001-14141 and 333-46983)).
†10.39	L-3 Communications Corporation Deferred Compensation Plan II (incorporated by reference to Exhibit 10.25 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008 (File Nos. 001-14141 and 333-46983)).
10.4	Employee Matters Agreement between L-3 Communications Corporation and Engility Corporation dated as of July 16, 2012 (incorporated by reference to Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended September 28, 2012 (File Nos. 001-14141 and 333-46983)).
10.41	Tax Matters Agreement between L-3 Communications Holdings, Inc. and Engility Holdings, Inc. dated as of July 16, 2012 (incorporated by reference to Exhibit 10.2 to the Registrants’ Quarterly Report on Form 10-Q for the period ended September 28, 2012 (File Nos. 001-14141 and 333-46983)).
10.42	Transition Services Agreement between L-3 Communications Corporation and Engility Corporation dated as of July 16, 2012 (incorporated by reference to Exhibit 10.3 to the Registrants’ Quarterly Report on Form 10-Q for the period ended September 28, 2012 (File Nos. 001-14141 and 333-46983)).
+10.43	Master Supply Agreement between L-3 Communications Corporation (as Seller) and Engility Corporation (as Buyer) dated as of July 16, 2012 (incorporated by reference to Exhibit 10.4 to the Registrants’ Quarterly Report on Form 10-Q for the period ended September 28, 2012 (File Nos. 001-14141 and 333-46983)).
+10.44	Master Supply Agreement between L-3 Communications Corporation (as Buyer) and Engility Corporation (as Seller) dated as of July 16, 2012 (incorporated by reference to Exhibit 10.5 to the Registrants’ Quarterly Report on Form 10-Q for the period ended September 28, 2012 (File Nos. 001-14141 and 333-46983)).
**11	L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Common Share.
***12	Ratio of Earnings to Fixed Charges.
*21	Subsidiaries of the Registrant.
***23	Consent of PricewaterhouseCoopers LLP.
***31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
***31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
***32	Section 1350 Certification
****101.INS	XBRL Instance Document
****101.SCH	XBRL Taxonomy Extension Schema Document
****101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
****101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
****101.LAB	XBRL Taxonomy Extension Label Linkbase Document
****101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with the Registrants’ original Form 10-K for the year ended December 31, 2013 (File Nos. 001-14140 and 333-46983) filed on February 25, 2014.

**	The information required in this exhibit is presented in Note 17 to the consolidated financial statements as of December 31, 2013 in accordance with the provisions of ASC 260, Earnings Per Share.

***	Filed herewith.

****	Filed electronically with this report.

†	Represents management contract, compensatory plan or arrangement in which directors and/or executive officers are entitled to participate.

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

Date: October 10, 2014

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011.

Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of L-3 Communications Holdings, Inc. and L-3 Communications Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index appearing on page F-1 present fairly, in all material respects, the financial positions of L-3 Communications Holdings, Inc. and L-3 Communications Corporation and their subsidiaries (collectively, the “Company”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013. However, management has subsequently determined that material weaknesses in internal control over financial reporting related to (1) the Company did not maintain an effective control environment at its Aerospace Systems segment with respect to: (a) inadequate execution of existing controls around the annual review and approval of contract (revenue arrangement) estimates, (b) not following established Company accounting policies, controls and procedures, and (c) intentional override of numerous transactional and monitoring internal controls at its Army Sustainment division; and (2) Company personnel did not perform reviews of certain employee concerns regarding violations of the Company’s accounting policies and internal control over financial reporting in a sufficient and effective manner, including assigning those matters to the appropriate subject matter experts for resolution, and informing appropriate members of senior management and the audit committee about the nature of the concerns and the scope and results of the reviews which existed as of that date. Accordingly, management’s report has been restated and our present opinion on the internal control over financial reporting of L-3 Communications Holdings, Inc. and of L-3 Communications Corporation, as presented herein, are different from that expressed in our previous report. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to (1) the Company did not maintain an effective control environment at its Aerospace Systems segment with respect to: (a) inadequate execution of existing controls around the annual review and approval of contract (revenue arrangement) estimates, (b) not following established Company accounting policies, controls and procedures, and (c) intentional override of numerous transactional and monitoring internal controls at its Army Sustainment division; and (2) Company personnel did not perform reviews of certain employee concerns regarding violations of the Company’s accounting policies and internal control over financial reporting in a sufficient and effective manner, including assigning those matters to the appropriate subject matter experts for resolution, and informing appropriate members of senior management and the audit committee about the nature of the concerns and the scope and results of the reviews which existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audits of the 2013 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s reports referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

New York, New York

February 25, 2014, except with respect to our opinion on the consolidated financial statements insofar as it relates to the effects of the reportable business segment realignment in Notes 1, 5, 8, 23, 24, and 26, as to which the date is May 1, 2014, and except for the effects of the revision discussed in Note 3 to the consolidated financial statements and the matter described in the fourth paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is October 10, 2014

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$500	$349
Billed receivables, net of allowances of $26 in 2013 and $33 in 2012	991	968
Contracts in process	2,431	2,510
Inventories	359	358
Deferred income taxes	147	113
Other current assets	166	186

Total current assets	4,594	4,484

Property, plant and equipment, net	1,042	1,023
Goodwill	7,796	7,776
Identifiable intangible assets	285	314
Deferred debt issue costs	24	29
Other assets	247	174

Total assets	$13,988	$13,800

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$541	$505
Accrued employment costs	545	555
Accrued expenses	458	469
Advance payments and billings in excess of costs incurred	576	621
Income taxes	31	21
Other current liabilities	383	392

Total current liabilities	2,534	2,563

Pension and postretirement benefits	727	1,360
Deferred income taxes	635	328
Other liabilities	406	393
Long-term debt	3,630	3,629

Total liabilities	7,932	8,273

Commitments and contingencies (see Note 20)
Equity:
L-3 shareholders’ equity:
L-3 Communications Holdings, Inc.’s common stock: $.01 par value; 300,000,000 shares authorized, 85,828,485 shares outstanding at December 31, 2013 and 90,433,743 shares outstanding at December 31, 2012 (L-3 Communications Corporation’s common stock: $.01 par value, 100 shares authorized, issued and outstanding)	5,653	5,314
L-3 Communications Holdings, Inc.’s treasury stock (at cost), 66,118,406 shares at December 31, 2013 and 57,418,645 shares at December 31, 2012	(5,288)	(4,488)
Retained earnings	5,726	5,175
Accumulated other comprehensive loss	(110)	(550)

Total L-3 shareholders’ equity	5,981	5,451
Noncontrolling interests	75	76

Total equity	6,056	5,527

Total liabilities and equity	$13,988	$13,800

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2013	2012	2011
Net sales:
Products	$7,189	$7,586	$7,549
Services	5,433	5,521	5,605

Total net sales	12,622	13,107	13,154

Cost of sales:
Products	(6,409)	(6,782)	(6,666)
Services	(5,001)	(5,017)	(5,047)

Total cost of sales	(11,410)	(11,799)	(11,713)

Impairment charge	—	—	(43)

Operating income	1,212	1,308	1,398
Interest expense	(177)	(184)	(204)
Interest and other income, net	20	11	3
Debt retirement charge	—	(13)	(35)

Income from continuing operations before income taxes	1,055	1,122	1,162
Provision for income taxes	(295)	(360)	(296)

Income from continuing operations	760	762	866
Income from discontinued operations, net of income tax	—	32	104

Net income	$760	$794	$970
Net income attributable to noncontrolling interests	(9)	(10)	(12)

Net income attributable to L-3	$751	$784	$958
Net income allocable to participating securities	—	—	(2)

Net income allocable to L-3 Holdings’ common shareholders	$751	$784	$956

Basic earnings per share allocable to L-3 Holdings’ common shareholders:
Continuing operations	$8.40	$7.85	$8.19
Discontinued operations	—	0.29	0.97

Basic earnings per share	$8.40	$8.14	$9.16

Diluted earnings per share allocable to L-3 Holdings’ common shareholders:
Continuing operations	$8.24	$7.74	$8.10
Discontinued operations	—	0.29	0.95

Diluted earnings per share	$8.24	$8.03	$9.05

Cash dividends paid per common share	$2.20	$2.00	$1.80

L-3 Holdings’ weighted average common shares outstanding:
Basic	89.4	96.3	104.4

Diluted	91.1	97.6	105.6

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2013, 2012 and 2011

(in millions)

	Year Ended December 31,
	2013	2012	2011
Net income	$760	$794	$970
Other comprehensive (loss) income:
Foreign currency translation adjustments	(25)	34	(28)
Unrealized (losses) gains on hedging instruments(1)	(2)	3	(10)
Pension and postretirement benefit plans:
Amortization of net loss and prior service cost previously recognized(2)	53	42	30
Net prior service (costs) credit arising during the period(3)	(9)	3	(1)
Net gain (loss) arising during the period(4)	423	(178)	(189)

Net change in pension and postretirement benefit plans	467	(133)	(160)

Total other comprehensive gain (loss)	440	(96)	(198)

Comprehensive income	1,200	698	772
Comprehensive income attributable to noncontrolling interests	(9)	(10)	(12)

Comprehensive income attributable to L-3	$1,191	$688	$760

(1)	Net of income tax benefits of $3 million in 2013, income taxes of $2 million in 2012 and income tax benefits of $7 million in 2011
(2)	Net of income taxes of $30 million in 2013, $26 million in 2012 and $18 million in 2011
(3)	Net of income tax benefits of $5 million in 2013, income taxes of $2 million in 2012 and income tax benefits of $1 million in 2011
(4)	Net of income taxes of $243 million in 2013 and income tax benefits of $105 million in 2012 and $87 million in 2011

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2013, 2012 and 2011

(in millions, except per share data)

	L-3 Holdings’ Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par Value
Balance at December 31, 2010	108.6	$1	$4,800	$(2,658)	$4,884	$(256)	$91	$6,862
Net income					958		12	970
Other comprehensive loss						(198)		(198)
Distributions to noncontrolling interests							(11)	(11)
Cash dividends paid on common stock ($1.80 per share)					(188)			(188)
Shares issued:
Employee savings plans	2.1		137					137
Exercise of stock options	0.4		18					18
Employee stock purchase plan	0.9		46					46
Stock-based compensation expense			64					64
Treasury stock purchased	(13.3)			(958)				(958)
Other	0.3		(2)		(4)		(3)	(9)

Balance at December 31, 2011	99.0	1	5,063	(3,616)	5,650	(454)	89	6,733
Net income					784		10	794
Other comprehensive loss						(96)		(96)
Distributions to noncontrolling interests							(10)	(10)
Cash dividends paid on common stock ($2.00 per share)					(192)			(192)
Shares issued:
Employee savings plans	2.1		141					141
Exercise of stock options	0.4		19					19
Employee stock purchase plan	0.7		39					39
Stock-based compensation expense			60					60
Contribution received from the spin-off of Engility					335			335
Spin-off of Engility					(1,398)		(13)	(1,411)
Treasury stock purchased	(12.1)			(872)				(872)
Other	0.3		(9)		(4)			(13)

Balance at December 31, 2012	90.4	1	5,313	(4,488)	5,175	(550)	76	5,527
Net income					751		9	760
Other comprehensive gain						440		440
Distributions to noncontrolling interests							(10)	(10)
Cash dividends paid on common stock ($2.20 per share)					(197)			(197)
Shares issued:
Employee savings plans	1.5		121					121
Exercise of stock options	1.8		128					128
Employee stock purchase plan	0.5		36					36
Stock-based compensation expense			59					59
Treasury stock purchased	(8.7)			(800)				(800)
Other	0.3		(5)		(3)			(8)

Balance at December 31, 2013	85.8	$1	$5,652	$(5,288)	$5,726	$(110)	$75	$6,056

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2013	2012	2011
Operating activities:
Net income	$760	$794	$970
Income from discontinued operations, net of tax	—	(32)	(104)

Income from continuing operations	760	762	866
Depreciation of property, plant and equipment	166	170	167
Amortization of intangibles and other assets	48	58	63
Deferred income tax provision	42	97	123
Stock-based employee compensation expense	59	59	57
Contributions to employee savings plans in L-3 Holdings’ common stock	114	125	113
Amortization of pension and postretirement benefit plans net loss and prior service cost	83	68	48
Amortization of bond discounts and deferred debt issue costs (included in interest expense)	6	7	13
Goodwill impairment charge	—	—	43
Equity in losses of unconsolidated subsidiaries	—	3	12
Other non-cash items	2	9	11
Changes in operating assets and liabilities, excluding amounts from acquisitions, divestitures, and discontinued operations:
Billed receivables	(18)	147	(13)
Contracts in process	104	(67)	(110)
Inventories	2	(35)	(14)
Other assets	(88)	8	(9)
Accounts payable, trade	34	92	(35)
Accrued employment costs	(5)	(10)	(23)
Accrued expenses	(5)	(100)	68
Advance payments and billings in excess of costs incurred	(44)	37	(39)
Income taxes	31	(47)	(16)
Excess income tax benefits related to share-based payment arrangements	(4)	(3)	(2)
Other current liabilities	(4)	(46)	(2)
Pension and postretirement benefits	14	(64)	(83)
All other operating activities	(34)	(39)	(7)

Net cash from operating activities from continuing operations	1,263	1,231	1,231

Investing activities:
Contribution received from the spin-off of Engility	—	335	—
Business acquisitions, net of cash acquired	(62)	(348)	(20)
Proceeds from sale of a business	4	5	1
Capital expenditures	(209)	(210)	(187)
Dispositions of property, plant and equipment	12	5	6
Cash from equity investees	—	20	—
Other investing activities	(6)	(7)	1

Net cash used in investing activities from continuing operations	(261)	(200)	(199)

Financing activities:
Proceeds from sale of senior notes	—	—	1,143
Redemption of senior subordinated notes	—	(500)	(1,150)
Redemption of CODES	—	—	(11)
Borrowings under revolving credit facility	1,893	596	625
Repayment of borrowings under revolving credit facility	(1,893)	(596)	(625)
Common stock repurchased	(800)	(872)	(958)
Dividends paid on L-3 Holdings’ common stock	(199)	(195)	(188)
Proceeds from exercise of stock options	128	19	22
Proceeds from employee stock purchase plan	36	39	46
Debt issue costs	—	(6)	(11)
Excess income tax benefits related to share-based payment arrangements	4	3	2
Other financing activities	(18)	(15)	(14)

Net cash used in financing activities from continuing operations	(849)	(1,527)	(1,119)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(2)	7	(4)
Cash from (used in) discontinued operations:
Operating activities	—	75	253
Investing activities	—	—	(4)
Financing activities	—	(1)	(1)

Cash from discontinued operations	—	74	248

Net (decrease) increase in cash and cash equivalents	151	(415)	157
Cash and cash equivalents, beginning of the year	349	764	607

Cash and cash equivalents, end of the year	$500	$349	$764

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

In the first quarter of 2014, the Company completed a realignment of its segments to better align its organizational structure with customer priorities and increase operational efficiencies. As a result of the realignment, L-3’s structure consists of four segments: (1) Aerospace Systems, (2) Electronic Systems, (3) Communication Systems, and (4) National Security Solutions (NSS). The audited consolidated financial statements have been recast for this segment structure. Aerospace Systems delivers integrated solutions for the global Intelligence, Surveillance and Reconnaissance (ISR) market and provides modernization, upgrade, sustainment, and maintenance and logistics support for a wide variety of aircraft and ground systems. Electronic Systems provides a broad range of components, products, subsystems, systems, and related services for military and commercial customers in several niche markets across several business areas. These business areas include precision engagement & training, power & propulsion systems, sensor systems, marine systems international, aviation products, warrior systems and security & detection. Communication Systems delivers products and services for the global communications market, specializing in strategic and tactical airborne, space, ground and sea-based communication systems. NSS provides cybersecurity solutions, high-performance computing, enterprise information technology (IT) services, analytics and intelligence analysis to the DoD, U.S. Government intelligence agencies, federal civilian agencies and allied international governments. Financial information with respect to each of our segments is included in Note 23 to our audited consolidated financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying financial statements comprise the consolidated financial statements of L-3 Holdings and L-3 Communications. L-3 Holdings’ only asset is its investment in the common stock of L-3 Communications, its wholly-owned subsidiary, and its only obligations are: (1) the 3% Convertible Contingent Debt Securities (CODES) due 2035, which were issued by L-3 Holdings on July 29, 2005, (2) its guarantee of borrowings under the Amended and Restated Revolving Credit Facility of L-3 Communications and (3) its guarantee of other contractual obligations of L-3 Communications and its subsidiaries. L-3 Holdings’ obligations relating to the CODES have been jointly, severally, fully and unconditionally guaranteed by L-3 Communications and certain of its wholly-owned domestic subsidiaries. Accordingly, such debt has been reflected as debt of L-3 Communications in its consolidated financial statements in accordance with the accounting standards for pushdown accounting. All issuances of and conversions into L-3 Holdings’ equity securities, including grants of stock options, restricted stock, restricted stock units and performance units by L-3 Holdings to employees and directors of L-3 Communications and its subsidiaries, have been reflected in the consolidated financial statements of L-3 Communications. As a result, the consolidated financial positions, results of operations and cash flows of L-3 Holdings and L-3 Communications are substantially the same. See Note 26 for additional information regarding the audited financial information of L-3 Communications and its subsidiaries.

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

The audited condensed consolidated balance sheet as of December 31, 2012 has been revised for the final purchase price allocation of the Link Simulation & Training U.K. Limited (Link U.K.) business acquisition. Link U.K is the commercial aircraft simulation business acquired from Thales Group effective August 6, 2012. During 2013, the Company completed the purchase price allocation, which was based on the final appraisals and valuations of the acquired assets and liabilities and estimated final closing date net working capital. The L-3 audited condensed consolidated balance sheet as of December 31, 2012 has been adjusted in accordance with the accounting standards for business combinations. See Note 5 for additional information regarding the final purchase price allocation for Link U.K. and resulting adjustments.

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

Revenue Recognition: Substantially all of the Company’s sales are generated from written contractual (revenue) arrangements. The sales price for the Company’s revenue arrangements are either fixed-price, cost-plus or time-and-material type. Depending on the contractual scope of work, the Company utilizes either contract accounting standards or accounting standards for revenue arrangements with commercial customers to account for these contracts. Approximately 47% of the Company’s 2013 sales were accounted for under contract accounting standards, of which approximately 38% were fixed-price type contracts and approximately 9% were cost-plus type contracts. For contracts that are accounted for under contract accounting standards, sales and profits are recognized based on: (1) a Percentage-of-Completion (POC) method of accounting (fixed-price contracts), (2) allowable costs incurred plus the estimated profit on those costs (cost-plus contracts), or (3) direct labor hours expended multiplied by the contractual fixed rate per hour plus incurred costs for material (time-and-material contracts). Aggregate net changes in contract estimates increased operating income by $114 million, or 9%, for the year ended December 31, 2013, $72 million, or 6%, for the year ended December 31, 2012, and $73 million, or 5%, for the year ended December 31, 2011.

Sales and profits on fixed-price type contracts covered by contract accounting standards are substantially recognized using POC methods of accounting. Sales and profits on fixed-price production contracts under which units are produced and delivered in a continuous or sequential process are recorded as units are delivered based on their contractual selling prices (the “units-of-delivery” method). Sales and profits on each fixed-price production contract under which units are not produced and delivered in a continuous or sequential process, or under which a relatively few number of units are produced, are recorded based on the ratio of actual cumulative costs incurred to the total estimated costs at completion of the contract, multiplied by the total estimated contract revenue, less cumulative sales recognized in prior periods (the “cost-to-cost” method). Under both POC methods of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

period of performance, which can exceed one year. Losses on contracts are recognized in the period in which they become evident. The impact of revisions of contract estimates, which may result from contract modifications, performance or other reasons, are recognized on a cumulative catch-up basis in the period in which the revisions are made.

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

Research and Development: Independent research and development (IRAD) costs sponsored by the Company and bid and proposal (B&P) costs relate to both U.S. Government contracts and those for international and commercial customers. The IRAD and B&P costs for certain of the Company’s businesses that are U.S. Government contractors are recoverable indirect contract costs that are allocated to U.S. Government

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

contracts in accordance with U.S. Government procurement regulations, and are specifically excluded from research and development accounting standards. The Company includes the recoverable IRAD and B&P costs allocated to U.S. Government contracts in inventoried contract costs, and charges them to costs of sales when the related contract sales are recognized as revenue. Research and development costs that are not recoverable on U.S. Government contracts are accounted for in accordance with research and development accounting standards and are expensed to cost of sales as incurred.

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

Contracts in Process: Contracts in process include unbilled contract receivables and inventoried contract costs for which sales and profits are recognized primarily using a POC method of accounting. Unbilled Contract Receivables represent accumulated incurred costs and earned profits on contracts in process that have been recorded as sales, primarily using the cost-to-cost method, but have not been billed to customers. Inventoried Contract Costs primarily represent incurred costs on contracts using the units-of-delivery method of accounting and include direct costs and indirect costs, including overhead costs, and materials acquired for U.S. Government service contracts. As discussed in Note 6, the Company’s inventoried contract costs for U.S. Government contracts, and contracts with prime contractors or subcontractors of the U.S. Government include allocated general and administrative costs (G&A), IRAD costs and B&P costs. Contracts in Process contain amounts relating to contracts and programs with long performance cycles, a portion of which may not be realized within one year. For contracts in a loss position, the unrecoverable costs expected to be incurred in future periods are recorded in Estimated Costs in Excess of Estimated Contract Value to Complete Contracts in Process in a Loss Position, which is a component of Other Current Liabilities. Under the terms of certain revenue arrangements (contracts) with the U.S. Government, the Company is entitled to receive progress payments as costs are incurred or milestone payments as work is performed. The U.S. Government has a security interest in the Unbilled Contract Receivables and Inventoried Contract Costs to which progress payments have been applied, and such progress payments are reflected as a reduction of the related amounts. Milestone payments that have been received in excess of contract costs incurred and related estimated profits are reported on the Company’s balance sheet as Advance Payments and Billings in Excess of Costs Incurred.

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

Goodwill: The carrying value of goodwill and indefinite lived identifiable intangible assets are not amortized, but are tested for impairment annually as of November 30 and, additionally on an interim basis, whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The accounting standards for goodwill allow for the assessment of qualitative factors to determine whether it is more likely or not that the fair value of a reporting unit is less than its carrying amount. L-3 did not utilize a qualitative assessment approach for the November 30, 2013 goodwill impairment test, as we chose instead to complete the quantitative two-step testing process for each reporting unit. The first step in the process is to identify any potential impairment by comparing the carrying value of a reporting unit to its fair value. The Company determines the fair value of its reporting units using a discounted cash flows valuation approach. If a potential impairment is identified, the second step is to measure the impairment loss by comparing the implied fair value of goodwill with the carrying value of goodwill of the reporting unit. There were no impairment charges that resulted from the annual impairment assessment or change in circumstances during the years ended December 31, 2013 and 2012. The Company recorded a goodwill impairment charge of $43 million during the year ended December 31, 2011. See Note 8 for additional information on the goodwill impairment charge.

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

The Company’s U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors that are denominated in currencies other than their functional currencies. To protect the functional currency equivalent cash flows associated with certain of these contracts, the Company enters into foreign currency forward contracts. The Company’s activities involving foreign currency forward contracts are designed to hedge the changes in the functional currency equivalent cash flows due to movements in foreign exchange rates compared to the functional currency. The foreign currencies hedged are primarily the Canadian dollar, the U.S. dollar, the Euro and the British pound. The Company manages exposure to counterparty non-performance credit risk by entering into foreign currency forward contracts only with major financial institutions that are expected to fully perform under the terms of such contracts. Foreign currency forward contracts are recorded in the Company’s balance sheets at fair value and are generally designated and accounted for as cash flow hedges in

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

accordance with the accounting standards for derivative instruments and hedging activities. Gains and losses on designated foreign currency forward contracts that are highly effective in offsetting the corresponding change in the cash flows of the hedged transactions are recorded net of income taxes in accumulated other comprehensive income (loss) (accumulated OCI) and then recognized in income when the underlying hedged transaction affects income. Gains and losses on foreign currency forward contracts that do not meet hedge accounting criteria are recognized in income immediately.

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

3. Revisions to Previously Issued Financial Statements

The Company is revising its previously issued financial statements to update for: (1) accounting adjustments due to the internal review at its Aerospace Systems segment, (2) accounting related to a sales-type lease transaction for flight simulator systems within its Electronic Systems segment, and (3) previously identified immaterial errors already recognized in its financial statements but not recorded in the appropriate periods. The accounting errors related to the sales-type lease transaction and immaterial out of period amounts are not related to the internal review at its Aerospace Systems segment.

Internal Review of Aerospace Systems Segment: The Company conducted an internal review related to instances of misconduct and accounting errors at its Aerospace Systems segment. This review was conducted with the assistance of outside legal and accounting advisors, and has been completed. As a result of the internal review, the Company identified and recorded aggregate pre-tax charges as follows: (1) $60 million for 2013, (2) $25 million for 2012, (3) $5 million for 2011, and (4) $4 million for periods prior to 2011.

The adjustments related to the internal review only affected the Logistics Solutions and Platform Systems sectors of the Aerospace Systems segment. The cumulative aggregate adjustments attributable to the Logistics Solutions sector are approximately $82 million, and at the Platform Systems sector are approximately $12 million through 2013. The Logistics Solutions sector adjustments relate to: (1) losses of $54 million through 2013 with respect to the U.S. Army C-12 fixed-price maintenance and logistics support contract due to cost overruns inappropriately deferred, sales invoices inappropriately prepared, and the failure to timely and accurately perform contract estimates at completion and valuation assessments of inventories and receivables at the Army Sustainment Division, and (2) accounting errors of $28 million through 2013 in connection with the

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

valuation of inventories and receivables, as well as the correction for certain accruals on other logistics support contracts. The Platform Systems sector adjustments are primarily due to: (1) losses of $2 million on two aircraft modification contracts and two contracts for rotary wing sub-assemblies and parts, and (2) write-offs of deferred costs of $10 million to design and test aerostructures for a new commercial aircraft.

Sales-Type Lease Transaction: The Company routinely performs on-site accounting and internal control review procedures on a rotational basis. As part of a previously planned review of the Simulation & Training business in its Electronic Systems segment and unrelated to the internal review at its Aerospace Systems segment, the Company evaluated the accounting treatment related to a sales-type lease transaction with the U.S. Army for rotary wing flight simulator systems. The period of performance under this contract began in 2004 and ends in 2023. Based on the results of this evaluation, the Company has adjusted its previously issued financial statements to: (1) increase interest income accretion on the net investment related to this sales-type lease transaction by an estimated aggregate amount of approximately $5 million for 2013, $3 million for each of 2012 and 2011 and $12 million for periods prior to 2011, and (2) decrease sales by approximately $7 million for 2013 and decrease cost of sales by approximately $7 million for 2013 and $5 million for periods prior to 2011.

Out of Period Amounts: The Company has identified various out of period amounts included in its previously issued financial statements that were deemed to be immaterial individually and in the aggregate. In prior periods, in accordance with Accounting Standards Codification (“ASC”) 650-10-S99 and S55 (formerly Staff Accounting Bulletins (“SAB”) No. 99 and No. 108), Accounting Changes and Error Corrections, the Company concluded that these errors were, individually, and in the aggregate, not material, quantitatively or qualitatively, to the financial statements in the period recorded or to the relevant prior periods. Accordingly, the Company recorded these errors in its financial statements in the period that the error was identified. The Company is, on a voluntary basis, revising its previously issued financial statements to correct for these errors already recognized in its financial statements but not recorded in the appropriate periods to reflect them in the appropriate period. These out of period amounts were not discovered as part of the internal review of the Aerospace Systems segment discussed above, but rather represent previously identified errors “resulting from mathematical mistakes, mistakes in application of generally accepted accounting principles, or oversight or misuse of facts that existed at the time the financial statements were prepared,” as defined in ASC 250-10-20 Accounting Changes and Error Corrections. The Company, therefore, is not treating these amounts as changes in estimates. These errors consist of: (1) increases in development and material costs related to Broadband Communication Systems that were recorded in the first quarter of 2013 but should have been recorded in the fourth quarter of 2012, (2) a sub-contractor subscription deposit that was recorded as sales and income in the fourth quarter of 2012 but should have been amortized to sales and income during 2013, (3) costs accrued in the fourth quarter of 2012 for goods or services received in the first quarter of 2013, (4) several unrecorded liabilities that were recorded in the first quarter of 2013 but should have been recorded in the fourth quarter of 2012, (5) a correction of accrued vacation that was recorded in the fourth quarter of 2013 but should have been recorded in the fourth quarter of 2012 and the first, second and third quarters of 2013, and (6) a warranty reserve reduction recorded in the third quarter of 2012 that should have been recorded in the fourth quarter of 2011.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

With respect to each of the immaterial out of period amounts included in the Company’s previously issued financial statements, the table below presents the: (1) nature of the adjustments, (2) applicable segment, (3) amount of increase (or decrease) to sales and operating income, (4) period recorded and (5) correct period.

		2013		2012		2011
Nature of Adjustment	Applicable Segment	Sales	Operating Income	Sales	Operating Income	Sales	Operating Income	Period Recorded	Correct Period
		($ in millions)
Higher development and material costs for networked communications systems	Communication Systems	$10	$10	$(10)	$(10)	$—	$—	1Q 2013	4Q 2012

Sub-contractor subscription deposit	Aerospace Systems	26	2	(26)	(2)	—	—	4Q 2012	1Q, 2Q, 3Q & Q4 2013

Costs accruals for goods/services received	Aerospace Systems	5	1	(5)	(1)	—	—	4Q 2012	1Q 2013

Unrecorded liabilities	Aerospace Systems	(2)	—	2	—	—	—	1Q 2013	4Q 2012

Accrued vacation	Aerospace Systems	—	1	—	(1)	—	—	4Q 2013	4Q 2012, 1Q, 2Q & 3Q 2013

Warranty reserve	Electronic Systems	—	—	3	(4)	(3)	4	3Q 2012	4Q 2011

Total		$39	$14	$(36)	$(18)	$(3)	$4

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The table below presents the impact of the matters discussed above on sales and pre-tax income for the years ended December 31, 2013, 2012 and 2011 and for the years ended prior to December 31, 2011.

	2013		2012		2011		Prior to 2011
	Sales	Pre-tax Income	Sales	Pre-tax Income	Sales	Pre-tax Income	Sales	Pre-tax Income
	(in millions)
Army C-12 Contract	$(25)	$(35)	$(3)	$(16)	$(1)	$(3)	—	—
Other Logistics Support Contracts	(2)	(11)	(2)	(11)	—	(2)	(1)	(4)

Logistics Solutions	$(27)	$(46)	$(5)	$(27)	$(1)	$(5)	$(1)	$(4)
Platform Systems	(12)	(14)	3	2	—	—	—	—

Total Internal Review of Aerospace Systems Segment	$(39)	$(60)	$(2)	$(25)	$(1)	$(5)	$(1)	$(4)
Sales-Type Lease Transaction	(7)	5	—	3	—	3	—	17
Out of Period Amounts	39	14	(36)	(18)	(3)	4	—	—

Total Revisions	$(7)	$(41)	$(38)	$(40)	$(4)	$2	$(1)	$13

In accordance with ASC 650-10-S99 and S55, the Company performed an analysis to determine if the impact of the amounts disclosed above were material to its previously issued financial statements. Based on that analysis, the Company believes that its previously issued financial statements are not materially misstated on either a quantitative or qualitative basis. However, as a result of completing the review, the Company believes that correcting these errors in the quarterly report on Form 10-Q for the second quarter of 2014 would, in the aggregate, cause a material misstatement to forecasted pre-tax income and net income for the fiscal year ending December 31, 2014. Accordingly, the Company is correcting these errors by revising its previously issued financial statements to record all the adjustments in the table above in the appropriate period.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The tables below present the Company’s: (1) As Previously Reported, (2) Adjustments, and (3) As Currently Reported Condensed Consolidated Balance Sheets as of December 31, 2013 and 2012, Statements of Operations and Operating Activities for the Statement of Cash Flows, for the fiscal years ended December 31, 2013, 2012 and 2011. The Adjustments correct for: (1) the results of the Aerospace Systems internal review, (2) the accounting related to a sales-type lease transaction within the Company’s Electronic Systems segment and (3) immaterial out of period amounts previously recorded in the Company’s financial statements but not recorded in the appropriate period to reflect them in the appropriate period.

		Adjustments for:
	As Previously Reported	Aerospace Systems Segment Internal Review	Sales-Type Lease Transaction	Out of Period Amounts	As Revised
	(in millions)
Condensed Consolidated Balance Sheet as of December 31, 2013:
ASSETS
Current Assets:
Cash and cash equivalents	$500	$—	$—	$—	$500
Billed receivables, net of allowances of $26 in 2013	1,015	(24)	—	—	991
Contracts in process	2,524	(67)	(26)	—	2,431
Inventories	359	—	—	—	359
Deferred income taxes	122	25	—	—	147
Other current assets	129	9	28	—	166

Total current assets	4,649	(57)	2	—	4,594

Property, plant and equipment, net	1,039	3	—	—	1,042
Goodwill	7,796	—	—	—	7,796
Identifiable intangible assets	285	—	—	—	285
Deferred debt issue costs	24	—	—	—	24
Other assets	216	—	31	—	247

Total assets	$14,009	$(54)	$33	$—	$13,988

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, trade	$541	$—	$—	$—	$541
Accrued employment costs	543	2	—	—	545
Accrued expenses	455	3	—	—	458
Advance payments and billings in excess of costs incurred	570	1	5	—	576
Income taxes	31	—	—	—	31
Other current liabilities	383	—	—	—	383

Total current liabilities	2,523	6	5	—	2,534

Pension and postretirement benefits	727	—	—	—	727
Deferred income taxes	635	—	—	—	635
Other liabilities	396	—	10	—	406
Long-term debt	3,630	—	—	—	3,630

Total liabilities	7,911	6	15	—	7,932

Equity:
L-3 shareholders’ equity:
L-3 Communications Holdings, Inc.’s common stock	5,653	—	—	—	5,653
L-3 Communications Holdings, Inc.’s treasury stock at cost	(5,288)	—	—	—	(5,288)
Retained earnings	5,768	(60)	17	1	5,726
Accumulated other comprehensive loss	(110)	—	—	—	(110)

Total L-3 shareholders’ equity	6,023	(60)	17	1	5,981
Noncontrolling interests	75	—	—	—	75

Total equity	6,098	(60)	17	1	6,056

Total liabilities and equity	$14,009	$(54)	$32	$1	$13,988

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

		Adjustments for:
	As Previously Reported	Aerospace Systems Segment Internal Review	Sales-Type Lease Transaction	Out of Period Amounts	As Revised
	(in millions)
Condensed Consolidated Balance Sheet as of December 31, 2012:
ASSETS
Current Assets:
Cash and cash equivalents	$349	$—	$—	$—	$349
Billed receivables, net of allowances of $33 in 2012	968	—	—	—	968
Contracts in process	2,597	(30)	(45)	(12)	2,510
Inventories	358	—	—	—	358
Deferred income taxes	95	12	—	6	113
Other current assets	138	—	45	3	186

Total current assets	4,505	(18)	—	(3)	4,484

Property, plant and equipment, net	1,016	1	—	6	1,023
Goodwill	7,776	—	—	—	7,776
Identifiable intangible assets	314	—	—	—	314
Deferred debt issue costs	29	—	—	—	29
Other assets	151	—	23	—	174

Total assets	$13,791	$(17)	$23	$3	$13,800

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, trade	$494	$—	$—	$11	$505
Accrued employment costs	551	2	—	2	555
Accrued expenses	469	1	—	(1)	469
Advance payments and billings in excess of costs incurred	620	1	—	—	621
Income taxes	21	—	—	—	21
Other current liabilities	392	—	—	—	392

Total current liabilities	2,547	4	—	12	2,563

Pension and postretirement benefits	1,360	—	—	—	1,360
Deferred income taxes	328	—	—	—	328
Other liabilities	384	—	9	—	393
Long-term debt	3,629	—	—	—	3,629

Total liabilities	8,248	4	9	12	8,273

Equity:
L-3 shareholders’ equity:
L-3 Communications Holdings, Inc.’s common stock	5,314	—	—	—	5,314
L-3 Communications Holdings, Inc.’s treasury stock at cost	(4,488)	—	—	—	(4,488)
Retained earnings	5,191	(22)	14	(8)	5,175
Accumulated other comprehensive loss	(550)	—	—	—	(550)

Total L-3 shareholders’ equity	5,467	(22)	14	(8)	5,451
Noncontrolling interests	76	—	—	—	76

Total equity	5,543	(22)	14	(8)	5,527

Total liabilities and equity	$13,791	$(18)	$23	$4	$13,800

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

		Adjustments for:
	As Previously Reported	Aerospace Systems Segment Internal Review	Sales-Type Lease Transaction	Out of Period Amounts	As Revised
	(in millions)
Consolidated Statement of Operations for the year ended December 31, 2013:
Net sales:
Products	$7,192	$(11)	$(7)	$15	$7,189
Services	5,437	(28)	—	24	5,433

Total net sales	12,629	(39)	(7)	39	12,622

Cost of sales:
Products	(6,409)	(3)	7	(4)	(6,409)
Services	(4,962)	(18)	—	(21)	(5,001)

Total cost of sales	(11,371)	(21)	7	(25)	(11,410)

Impairment charge	—	—	—	—	—

Operating income	1,258	(60)	—	14	1,212
Interest expense	(177)	—	—	—	(177)
Interest and other income, net	15	—	5	—	20
Debt retirement charge	—	—	—	—	—

Income from continuing operations before income taxes	1,096	(60)	5	14	1,055
Provision for income taxes	(309)	21	(2)	(5)	(295)

Income from continuing operations	787	(39)	3	9	760
Income from discontinued operations, net of income tax	—	—	—	—	—

Net income	$787	$(39)	$3	$9	$760
Net income attributable to noncontrolling interests	(9)	—	—	—	(9)

Net income attributable to L-3	$778	$(39)	$3	$9	$751
Net income allocable to participating securities	—	—	—	—	—

Net income allocable to L-3 Holdings’ common shareholders	$778	$(39)	$3	$9	$751

Basic earnings per share allocable to L-3 Holdings’ common shareholders:
Continuing operations	$8.70	$(0.43)	$0.03	$0.10	$8.40
Discontinued operations	—	—	—	—	—

Basic earnings per share	$8.70	$(0.43)	$0.03	$0.10	$8.40

Diluted earnings per share allocable to L-3 Holdings’ common shareholders:
Continuing operations	$8.54	$(0.43)	$0.03	$0.10	$8.24
Discontinued operations	—	—	—	—	—

Diluted earnings per share	$8.54	$(0.43)	$0.03	$0.10	$8.24

Cash dividends paid per common share	$2.20	$—	$—	$—	$2.20

L-3 Holdings’ weighted average common shares outstanding:
Basic	89.4	—	—	—	89.4

Diluted	91.1	—	—	—	91.1

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

		Adjustments for:
	As Previously Reported	Aerospace Systems Segment Internal Review	Sales-Type Lease Transaction	Out of Period Amounts		As Revised
	(in millions, except per share data)
Consolidated Statement of Operations for the year ended December 31, 2012:
Net sales:
Products	$7,535	$64	$—	$(13)		$7,586
Services	5,611	(66)	—	(24)		5,521

Total net sales	13,146	(2)	—	(37)	(1)	13,107

Cost of sales:
Products	(6,724)	(57)	—	(1)		(6,782)
Services	(5,071)	34	—	20		(5,017)

Total cost of sales	(11,795)	(23)	—	19		(11,799)

Impairment charge	—	—	—	—		—

Operating income	1,351	(25)	—	(18)		1,308
Interest expense	(184)	—	—	—		(184)
Interest and other income, net	8	—	3	—		11
Debt retirement charge	(13)	—	—	—		(13)

Income from continuing operations before income taxes	1,162	(25)	3	(18)		1,122
Provision for income taxes	(374)	9	(1)	6		(360)

Income from continuing operations	788	(16)	2	(12)		762
Income from discontinued operations, net of income tax	32	—	—	—		32

Net income	$820	$(16)	$2	$(12)		$794
Net income attributable to noncontrolling interests	(10)	—	—	—		(10)

Net income attributable to L-3	$810	$(16)	$2	$(12)		$784
Net income allocable to participating securities	—	—	—	—		—

Net income allocable to L-3 Holdings’ common shareholders	$810	$(16)	$2	$(12)		$784

Basic earnings per share allocable to L-3 Holdings’ common shareholders:
Continuing operations	$8.12	$(0.17)	$0.02	$(0.12)		$7.85
Discontinued operations	0.29	—	—	—		0.29

Basic earnings per share	$8.41	$(0.17)	$0.02	$(0.12)		$8.14

Diluted earnings per share allocable to L-3 Holdings’ common shareholders:
Continuing operations	$8.01	$(0.17)	$0.02	$(0.12)		$7.74
Discontinued operations	0.29	—	—	—		0.29

Diluted earnings per share	$8.30	$(0.17)	$0.02	$(0.12)		$8.03

Cash dividends paid per common share	$2.00	$—	$—	$—		$2.00

L-3 Holdings’ weighted average common shares outstanding:
Basic	96.3	—	—	—		96.3

Diluted	97.6	—	—	—		97.6

(1)	Includes rounding of $1 million.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

		Adjustments for:
	As Previously Reported	Aerospace Systems Segment Internal Review	Sales-Type Lease Transaction	Out of Period Amounts	As Revised
	(in millions, except per share data)
Consolidated Statement of Operations for the year ended December 31, 2011:
Net sales:
Products	$7,552	$—	$—	$(3)	$7,549
Services	5,606	(1)	—	—	5,605

Total net sales	13,158	(1)	—	(3)	13,154

Cost of sales:
Products	(6,673)	—	—	7	(6,666)
Services	(5,043)	(4)	—	—	(5,047)

Total cost of sales	(11,716)	(4)	—	7	(11,713)

Impairment charge	(43)	—	—	—	(43)

Operating income	1,399	(5)	—	4	1,398
Interest expense	(204)	—	—	—	(204)
Interest and other income, net	—	—	3	—	3
Debt retirement charge	(35)	—	—	—	(35)

Income from continuing operations before income taxes	1,160	(5)	3	4	1,162
Provision for income taxes	(296)	2	(1)	(1)	(296)

Income from continuing operations	864	(3)	2	3	866
Income from discontinued operations, net of income tax	104	—	—	—	104

Net income	$968	$(3)	$2	$3	$970
Net income attributable to noncontrolling interests	(12)	—	—	—	(12)

Net income attributable to L-3	$956	$(3)	$2	$3	$958
Net income allocable to participating securities	(2)	—	—	—	(2)

Net income allocable to L-3 Holdings’ common shareholders	$954	$(3)	$2	$3	$956

Basic earnings per share allocable to L-3 Holdings’ common shareholders:
Continuing operations	$8.17	$(0.03)	$0.02	$0.03	$8.19
Discontinued operations	0.97	—	—	—	0.97

Basic earnings per share	$9.14	$(0.03)	$0.02	$0.03	$9.16

Diluted earnings per share allocable to L-3 Holdings’ common shareholders:
Continuing operations	$8.08	$(0.03)	$0.02	$0.03	$8.10
Discontinued operations	0.95	—	—	—	0.95

Diluted earnings per share	$9.03	$(0.03)	$0.02	$0.03	$9.05

Cash dividends paid per common share	$1.80	$—	$—	$—	$1.80

L-3 Holdings’ weighted average common shares outstanding:
Basic	104.4	—	—	—	104.4

Diluted	105.6	—	—	—	105.6

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	As Previously Reported	Net Adjustments	As Revised
	(in millions)
Consolidated Statement of Cash Flows for the year ended December 31, 2013:
Operating activities:
Net income	$787	$(27)	$760
Income from discontinued operations, net of tax	—	—	—

Income from continuing operations	787	(27)	760
Depreciation of property, plant and equipment	166	—	166
Amortization of intangibles and other assets	48	—	48
Deferred income tax provision	48	(6)	42
Stock-based employee compensation expense	59	—	59
Contributions to employee savings plans in L-3 Holdings’ common stock	114	—	114
Amortization of pension and postretirement benefit plans net loss and prior service cost	83	—	83
Amortization of bond discounts and deferred debt issue costs (included in interest expense)	6	—	6
Goodwill impairment charge	—	—	—
Equity in losses of unconsolidated subsidiaries	—	—	—
Other non-cash items	2	—	2
Changes in operating assets and liabilities, excluding amounts from acquisitions, divestitures, and discontinued operations:
Billed receivables	(42)	24	(18)
Contracts in process	94	10	104
Inventories	2	—	2
Other assets	(81)	(7)	(88)
Accounts payable, trade	45	(11)	34
Accrued employment costs	(5)	—	(5)
Accrued expenses	(6)	1	(5)
Advance payments and billings in excess of costs incurred	(50)	6	(44)
Income taxes	39	(8)	31
Excess income tax benefits related to share-based payment arrangements	(4)	—	(4)
Other current liabilities	(4)	—	(4)
Pension and postretirement benefits	14	—	14
All other operating activities	(52)	18	(34)

Net cash from operating activities from continuing operations	$1,263	$—	$1,263

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	As Previously Reported	Net Adjustments	As Revised
	(in millions)
Consolidated Statement of Cash Flows for the year ended December 31, 2012:
Operating activities:
Net income	$820	$(26)	$794
Income from discontinued operations, net of tax	(32)	—	(32)

Income from continuing operations	788	(26)	762
Depreciation of property, plant and equipment	170	—	170
Amortization of intangibles and other assets	58	—	58
Deferred income tax provision	112	(15)	97
Stock-based employee compensation expense	59	—	59
Contributions to employee savings plans in L-3 Holdings’ common stock	125	—	125
Amortization of pension and postretirement benefit plans net loss and prior service cost	68	—	68
Amortization of bond discounts and deferred debt issue costs (included in interest expense)	7	—	7
Goodwill impairment charge	—	—	—
Equity in losses of unconsolidated subsidiaries	3	—	3
Other non-cash items	9	—	9
Changes in operating assets and liabilities, excluding amounts from acquisitions, divestitures, and discontinued operations:
Billed receivables	147	—	147
Contracts in process	(126)	59	(67)
Inventories	(35)	—	(35)
Other assets	11	(3)	8
Accounts payable, trade	81	11	92
Accrued employment costs	(13)	3	(10)
Accrued expenses	(100)	—	(100)
Advance payments and billings in excess of costs incurred	36	1	37
Income taxes	(48)	1	(47)
Excess income tax benefits related to share-based payment arrangements	(3)	—	(3)
Other current liabilities	(52)	6	(46)
Pension and postretirement benefits	(64)	—	(64)
All other operating activities	(2)	(37)	(39)

Net cash from operating activities from continuing operations	$1,231	$—	$1,231

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	As Previously Reported	Net Adjustments	As Revised
	(in millions)
Consolidated Statement of Cash Flows for the year ended December 31, 2011:
Operating activities:
Net income	$968	$2	$970
Income from discontinued operations, net of tax	(104)	—	(104)

Income from continuing operations	864	2	866
Depreciation of property, plant and equipment	167	—	167
Amortization of intangibles and other assets	63	—	63
Deferred income tax provision	124	(1)	123
Stock-based employee compensation expense	57	—	57
Contributions to employee savings plans in L-3 Holdings’ common stock	113	—	113
Amortization of pension and postretirement benefit plans net loss and prior service cost	48	—	48
Amortization of bond discounts and deferred debt issue costs (included in interest expense)	13	—	13
Goodwill impairment charge	43	—	43
Equity in losses of unconsolidated subsidiaries	12	—	12
Other non-cash items	11	—	11
Changes in operating assets and liabilities, excluding amounts from acquisitions, divestitures, and discontinued operations:
Billed receivables	(13)	—	(13)
Contracts in process	(121)	11	(110)
Inventories	(14)	—	(14)
Other assets	(6)	(3)	(9)
Accounts payable, trade	(35)	—	(35)
Accrued employment costs	(23)	—	(23)
Accrued expenses	67	1	68
Advance payments and billings in excess of costs incurred	(39)	—	(39)
Income taxes	(18)	2	(16)
Excess income tax benefits related to share-based payment arrangements	(2)	—	(2)
Other current liabilities	4	(6)	(2)
Pension and postretirement benefits	(83)	—	(83)
All other operating activities	(1)	(6)	(7)

Net cash from operating activities from continuing operations	$1,231	$—	$1,231

4. New Accounting Standards Implemented

Effective January 1, 2013, the Company adopted a new accounting standard issued by the Financial Accounting Standards Board (FASB), which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (loss) (AOCI). This standard requires entities to disclose additional information about reclassification adjustments, including: (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. The adoption of this standard resulted in additional disclosures of items reclassified out of AOCI and did not impact the Company’s financial position, results of operations or cash flows. See Note 12 for these additional disclosures.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

5. Acquisitions and Divestures

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

2012 Business Acquisitions

During the year ended December 31, 2012, in separate transactions, the Company acquired three businesses for an aggregate purchase price of $349 million, which were financed with cash on hand. Based on the final purchase price allocations, the aggregate goodwill recognized for these businesses was $278 million, of which $182 million is expected to be deductible for income tax purposes. The goodwill was assigned to the Electronic Systems reportable segment. A description of each business acquisition made by the Company during the year ended December 31, 2012 is listed below:

•

On February 6, 2012, the Company acquired the Kollmorgen Electro-Optical business (named L-3 KEO). L-3 KEO develops and manufactures specialized equipment, including submarine photonics systems and periscopes, ship fire control systems, visual landing aids and ground electro-optical and sensor-cueing systems for the U.S. military and allied international governments.

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

2011 Business Acquisitions

During the year ended December 31, 2011, in separate transactions, the Company acquired two businesses for an aggregate purchase price of $18 million, which were financed with cash on hand. Based on final purchase price allocations, the aggregate goodwill recognized for these businesses was $19 million, of which $14 million is expected to be deductible for income tax purposes. The goodwill was assigned to the reportable segments listed below:

Segment	December 31, 2013
(in millions)
Electronic Systems	$10
Communication Systems	9

Total	$19

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

Business Divestitures

2012 Spin-off of Engility

The Company completed the spin-off of its subsidiary, Engility Holdings, Inc. (Engility), on July 17, 2012. In connection with the spin-off, Engility made a cash distribution of $335 million to L-3. A portion of the proceeds were used to redeem $250 million of the 6 3⁄8% Senior Subordinated Notes due 2015 (6 3⁄8% 2015 Notes) on July 26, 2012. There was no gain or loss recognized by L-3 as a result of the spin-off transaction.

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

	Year Ended December 31,
	2013	2012	2011
	(in millions, except per share data)
Pro forma net sales	$12,657	$13,239	$13,498
Pro forma income from continuing operations	$760	$764	$883
Pro forma net income attributable to L-3	$751	$786	$975
Pro forma diluted earnings per share from continuing operations	$8.24	$7.76	$8.26
Pro forma diluted earnings per share	$8.24	$8.05	$9.21

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed these acquisitions on the dates indicated above.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

6. Contracts in Process

The components of contracts in process are presented in the table below. The unbilled contract receivables, inventoried contract costs and unliquidated progress payments principally relate to contracts with the U.S. Government and prime contractors or subcontractors of the U.S. Government. In connection with contracts in process assumed by the Company in its business acquisitions, the underlying contractual customer relationships are separately recognized as identifiable intangible assets at the date of acquisition, and are discussed and presented in Note 8.

	December 31,
	2013	2012
	(in millions)
Unbilled contract receivables, gross	$2,502	$2,802
Unliquidated progress payments	(1,035)	(1,256)

Unbilled contract receivables, net	1,467	1,546

Inventoried contract costs, gross	1,044	1,091
Unliquidated progress payments	(80)	(127)

Inventoried contract costs, net	964	964

Total contracts in process	$2,431	$2,510

Unbilled Contract Receivables. Unbilled contract receivables represent accumulated incurred costs and earned profits on contracts (revenue arrangements), which have been recorded as sales, but have not yet been billed to customers. Unbilled contract receivables arise from the cost-to-cost method of revenue recognition that is used to record sales on certain fixed-price contracts. Unbilled contract receivables from fixed-price type contracts are converted to billed receivables when amounts are invoiced to customers according to contractual billing terms, which generally occur when deliveries or other performance milestones are completed. Unbilled contract receivables also arise from cost-plus type contracts and time-and-material type contracts, for revenue amounts that have not been billed by the end of the accounting period due to the timing of preparation of invoices to customers. The Company believes that approximately 98% of the unbilled contract receivables at December 31, 2013 will be billed and collected within one year.

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

7. Inventories

Inventories at Lower of Cost or Market. The table below presents the components of inventories at the lower of cost (first-in, first-out or average cost) or realizable value.

	December 31,
	2013	2012
	(in millions)
Raw materials, components and sub-assemblies	$160	$166
Work in process	125	121
Finished goods	74	71

Total	$359	$358

8. Goodwill and Identifiable Intangible Assets

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

Generally, the largest intangible assets from the businesses that the Company acquires are the assembled workforces, which includes the human capital of the management, administrative, marketing and business development, scientific, engineering and technical employees of the acquired businesses. The success of the Company’s businesses, including their ability to retain existing business (revenue arrangements) and to successfully compete for and win new business (revenue arrangements), is primarily dependent on the management, marketing and business development, contracting, engineering and technical skills and knowledge of its employees, rather than on productive capital (plant and equipment, and technology and intellectual property). Additionally, for a significant portion of its businesses, the Company’s ability to attract and retain employees who have U.S. Government security clearances, particularly those of top-secret and above, is critical to its success, and is often a prerequisite for retaining existing revenue arrangements and pursuing new ones. Generally, patents, trademarks and licenses are not material for the Company’s acquired businesses. Furthermore, the Company’s U.S. Government contracts (revenue arrangements) generally permit other companies to use the Company’s patents in most domestic work performed by such other companies for the U.S. Government. Therefore, because intangible assets for assembled workforces are part of goodwill in accordance with the accounting standards for business combinations, the substantial majority of the intangible assets for the Company’s business acquisitions is recognized as goodwill. Additionally, the value assigned to goodwill for the Company’s business acquisitions also includes the value that the Company expects to realize from cost reduction measures that it implements for its acquired businesses.

The table below presents the changes in goodwill allocated to the Company’s reporting units in each reportable segment.

	Aerospace Systems	Electronic Systems	Communication Systems	NSS	Consolidated Total
	(in millions)
Balance at December 31, 2011	$1,764	$3,750	$992	$966	$7,472

Business acquisitions	—	278	—	—	278
Foreign currency translation(1)	6	18	—	2	26

Balance at December 31, 2012	$1,770	$4,046	$992	$968	$7,776
Business acquisition	—	44	—	—	44
Business disposition	—	(2)	—	—	(2)
Foreign currency translation(1)	(19)	(3)	—	—	(22)

Balance at December 31, 2013	$1,751	$4,085	$992	$968	$7,796

(1)

The changes in goodwill from foreign currency translation adjustments are due to fluctuations in the U.S. dollar and foreign currency exchange rates. The decreases in goodwill presented in Electronic Systems and Aerospace Systems segments during 2013 were primarily due to the strengthening of the U.S. dollar against the Canadian dollar and Australian dollar, partially offset by the weakening of the U.S. dollar against the Euro and British pound. Conversely, the increases in goodwill presented in the Electronic Systems, Aerospace Systems and NSS segments during 2012 were due to the weakening of the U.S dollar against the Euro, Canadian dollar and the British pound.

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

The first step of the November 30, 2013 and November 30, 2012 annual impairment tests did not indicate any impairments. The November 30, 2011 annual impairment test did identify an impairment at the Marine Services business, which is now part of the Marine & Power Systems business included in the Electronic Systems segment. The Company performed the second step of the impairment test in accordance with the accounting standards for goodwill to measure the impairment loss and determined that the implied goodwill was $43 million lower than the carrying amount. Accordingly, the Company recorded a non-cash impairment charge of $43 million ($42 million after income taxes, or $0.40 per diluted share) for the impairment of goodwill. The Company’s accumulated goodwill impairment losses were $58 million at December 31, 2013 and 2012, of which $43 million and $15 million were recorded in the Electronic Systems and Communication Systems segments, respectively.

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

	Year Ending December 31,
	2014	2015	2016	2017	2018
	(in millions)
Estimated amortization expense	$43	$40	$33	$31	$25

9. Other Current Liabilities and Other Liabilities

The table below presents the components of other current liabilities.

	December 31,
	2013	2012
	(in millions)
Other Current Liabilities:
Accruals for pending and threatened litigation (see Note 20)	$6	$7
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	78	96
Accrued product warranty costs	75	76
Accrued interest	52	53
Deferred revenues	35	35
Estimated contingent purchase price payable for acquired businesses	—	4
Other	137	121

Total other current liabilities	$383	$392

The table below presents the components of other liabilities.

	December 31,
	2013	2012
	(in millions)
Other Liabilities:
Non-current income taxes payable (see Note 18)	$177	$146
Accrued workers’ compensation	46	57
Deferred compensation	45	43
Accrued product warranty costs	24	23
Notes payable and capital lease obligations	15	24
Estimated contingent purchase price payable for acquired businesses	—	5
Other	99	95

Total other liabilities	$406	$393

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

10. Property, Plant and Equipment

The table below presents the components of Property, Plant and Equipment.

	December 31,
	2013	2012
	(in millions)
Land	$62	$63
Buildings and improvements	415	407
Machinery, equipment, furniture and fixtures	1,643	1,532
Leasehold improvements	328	322

Gross property, plant and equipment	2,448	2,324
Accumulated depreciation and amortization	(1,406)	(1,301)

Property, plant and equipment, net	$1,042	$1,023

11. Debt

The components of long-term debt and a reconciliation to the carrying amount of long-term debt are presented in the table below.

	December 31,
	2013	2012
	(in millions)
L-3 Communications:
Borrowings under Amended and Restated Revolving Credit Facility(1)	$—	$—
3.95% Senior Notes due 2016	500	500
5.20% Senior Notes due 2019	1,000	1,000
4.75% Senior Notes due 2020	800	800
4.95% Senior Notes due 2021	650	650

Subtotal	2,950	2,950

L-3 Holdings:
3% Convertible Contingent Debt Securities due 2035	689	689

Principal amount of long-term debt	3,639	3,639
Unamortized discounts	(9)	(10)

Carrying amount of long-term debt	$3,630	$3,629

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

L-3 Communications Senior Notes

The Senior Notes are unsecured senior obligations of L-3 Communications. The terms of each outstanding Senior Note are presented in the table below.

Note	Date of Issuance	Amount Issued	Discount(1)	Net Cash Proceeds	Effective Interest Rate	Redemption at Treasury Rate(2)(3)
		(in millions)
3.95% Senior Notes due November 15, 2016	November 22, 2011	$500	$4	$491	4.11%	50 bps
5.20% Senior Notes due October 15, 2019	October 2, 2009	$1,000	$4	$987	5.25%	30 bps
4.75% Senior Notes due July 15, 2020	May 21, 2010	$800	$3	$790	4.79%	25 bps
4.95% Senior Notes due February 15, 2021	February 7, 2011	$650	$4	$639	5.02%	25 bps

(1)	Discounts are recorded as a reduction to the principal amount of the notes and are amortized as interest expense over the term of the notes.
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

Note	Redemption Date	Principal Amount Redeemed	Debt Retirement Charge	Redemption Price % of Principal
		(in millions)
6 3⁄8% Senior Subordinated Notes due October 15, 2015	October 15, 2012	$250	$5	101.063%
6 3⁄8% Senior Subordinated Notes due October 15, 2015(1)	July 26, 2012	$250	$8	102.125%
6 3⁄8% Senior Subordinated Notes due October 15, 2015	December 22, 2011	$500	$17	102.125%
5 7⁄8% Senior Subordinated Notes due January 15, 2015	March 9, 2011	$650	$18	101.958%

(1)	In connection with the spin-off, Engility made a cash distribution of $335 million to L-3, a portion of which was used to redeem $250 million of the 6 3⁄8% 2015 Notes.

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

The CODES are convertible into cash and shares of L-3 Holdings’ common stock based on a current conversion rate of 11.0813 shares of L-3 Holdings common stock per one thousand dollars in principal amount of the CODES (equivalent to a conversion price of $90.24 per share) only under the following circumstances: (1) prior to August 1, 2033, on any date during any fiscal quarter (and only during such fiscal quarter) beginning after September 30, 2005, if the closing sales price of the common stock of L-3 Holdings is more than 120% of

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

the then current conversion price (currently $108.29) for at least 20 trading days in the 30 consecutive trading-day period ending on the last trading day of the previous fiscal quarter; (2) on or after August, 1, 2033, at all times on or after any date on which the closing sale price of the common stock of L-3 Holdings is more than 120% of the then current conversion price (currently $108.29); (3) if we distribute to all holders of our common stock, rights or warrants (other than pursuant to a rights plan) entitling them to purchase, for a period of 45 calendar days or less, shares of L-3 Holdings’ common stock at a price less than the average closing sales price for the ten trading days preceding the declaration date for such distribution; (4) if we distribute to all holders of our common stock, cash and other assets, debt securities or rights to purchase L-3 Holdings’ securities (other than pursuant to a rights plan), which distribution has a per share value exceeding 10% of the closing sale price of L-3 Holdings common stock on the trading day preceding the declaration date for such distribution; (5) during the five consecutive business-day period following any five consecutive trading-day period in which the average trading price of the CODES was less than 98% of the average of the closing sale price of L-3 Holdings common stock during such five trading day period multiplied by the then current conversion rate; (6) during a specified period if the CODES have been called for redemption; or (7) during a specified period if a “fundamental change” occurs. The conversion rate is subject to adjustments in certain circumstances set forth in the indenture governing the CODES. For the year ended December 31, 2013, the conversion feature of the CODES was dilutive to earnings per share (EPS) (see Note 17).

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

12. Accumulated Other Comprehensive (Loss) Income

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Further details regarding the amounts reclassified from AOCI are presented in the table below.

Amount Reclassified from Accumulated Other Comprehensive (Loss) Income
Details About Accumulated Other Comprehensive (Loss) Income Components	Year ended December 31, 2013	Affected Line Item in the Audited Consolidated Statement of Operations
(millions)
Loss on hedging instruments	$(1)	Cost of sales-products

	(1)	Income from continuing operations before income taxes
	—	Provision for income taxes

	$(1)	Income from continuing operations

Amortization of defined benefit pension items:
Net loss	$83	(a)

	83	Income from continuing operations before income taxes
	(30)	Provision for income taxes

	$53	Income from continuing operations

Total reclassification for the period	$52	Income from continuing operations

(a)	Amounts related to pension and postretirement benefit plans were reclassified from AOCI and recorded as a component of net periodic benefit cost (see Note 21 for additional information).

13. Equity

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

14. Fair Value Measurements

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

17. L-3 Holdings’ Earnings Per Share

A reconciliation of basic and diluted EPS is presented in the table below.

	Year Ended December 31,
	2013	2012	2011
	(in millions, except per share data)
Reconciliation of net income:
Net income	$760	$794	$970
Net income from continuing operations attributable to noncontrolling interests	(9)	(6)	(9)
Net income from discontinued operations attributable to noncontrolling interests	—	(4)	(3)
Net income allocable to participating securities	—	—	(2)

Net income allocable to L-3 Holdings common shareholders	$751	$784	$956

Earnings allocable to L-3 Holdings’ common shareholders:
Continuing operations	$751	$756	$855
Discontinued operations, net of income tax	—	28	101

Net income allocable to L-3 Holdings common shareholders	$751	$784	$956

Earnings per share allocable to L-3 Holdings’ common shareholders:
Basic:
Weighted average common shares outstanding	89.4	96.3	104.4

Basic earnings per share allocable to L-3 Holdings’ common shareholders:
Continuing operations	$8.40	$7.85	$8.19
Discontinued operations, net of income tax	—	0.29	0.97

Basic earnings per share	$8.40	$8.14	$9.16

Diluted:
Common and potential common shares:
Weighted average common shares outstanding	89.4	96.3	104.4
Assumed exercise of stock options	3.9	1.9	2.0
Unvested restricted stock awards	1.8	2.0	1.8
Employee stock purchase plan contributions	0.2	0.3	0.2
Performance unit awards	0.1	0.1	0.1
Assumed purchase of common shares for treasury	(4.5)	(3.0)	(2.9)
Assumed conversion of the CODES(1)	0.2	—	—

Common and potential common shares	91.1	97.6	105.6

Diluted earnings per share allocable to L-3 Holdings’ common shareholders:
Continuing operations	$8.24	$7.74	$8.10
Discontinued operations, net of income tax	—	0.29	0.95

Diluted earnings per share	$8.24	$8.03	$9.05

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The computation of diluted EPS excluded shares for stock options and employee stock purchase plan contributions of 0.9 million and 3.2 million for the years ended December 31, 2013 and 2012, as they were anti-dilutive. In addition, shares for stock options of 3.2 million for the year ended December 31, 2011, were anti-dilutive and excluded from diluted EPS.

18. Income Taxes

Income from continuing operations before income taxes is summarized in the table below.

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Domestic	$858	$892	$895
Foreign	197	230	267

Income from continuing operations before income taxes	$1,055	$1,122	$1,162

The components of the Company’s current and deferred portions of the provision for income taxes on continuing operations are presented in the table below.

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Current income tax provision:
Federal	$181	$198	$78
State and local	34	21	26
Foreign	38	44	69

Subtotal	253	263	173

Deferred income tax provision:
Federal	35	80	95
State and local	—	8	15
Foreign	7	9	13

Subtotal	42	97	123

Total provision for income taxes	$295	$360	$296

A reconciliation of the statutory federal income tax rate to the effective income tax rate on continuing operations of the Company is presented in the table below.

	Year Ended December 31,
	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	2.1	1.7	2.3
Foreign income taxes	(1.6)	(2.0)	(2.6)
Manufacturing benefits	(1.9)	(1.8)	(1.5)
Research and experimentation and other tax credits	(3.6)	(0.5)	(1.1)
Resolution of tax contingencies	(1.0)	(0.9)	(7.7)
Goodwill impairment	—	—	1.2
Other, net	(1.0)	0.6	(0.1)

Effective income tax rate on continuing operations	28.0%	32.1%	25.5%

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The significant components of the Company’s net deferred tax assets and liabilities are presented in the table below.

	December 31,
	2013	2012
	(in millions)
Deferred tax assets:
Inventoried costs	$72	$33
Compensation and benefits	164	114
Pension and postretirement benefits	207	444
Loss carryforwards	24	20
Tax credit carryforwards	7	9
Other	75	48

Gross deferred tax assets	549	668

Less: valuation allowance	(22)	(19)

Net deferred tax assets	527	649

Deferred tax liabilities:
Goodwill and other intangible assets	$726	$657
Income recognition on contracts in process	58	56
Property, plant and equipment	85	71
Long-term debt-CODES	81	73
Other	65	7

Gross deferred tax liabilities	1,015	864

Total net deferred tax liabilities	$(488)	$(215)

The classification of the Company’s deferred tax assets and liabilities are presented in the table below.

	December 31,
	2013	2012
	(in millions)
Current deferred tax assets	$147	$113
Non-current deferred tax liabilities	(635)	(328)

Total net deferred tax liabilities	$(488)	$(215)

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

As of December 31, 2013, the total amount of unrecognized tax benefits was $169 million, $102 million of which would reduce the effective income tax rate, if recognized. A reconciliation of the change in unrecognized income tax benefits, excluding potential interest and penalties, is presented in the table below.

	2013	2012	2011
	(in millions)
Balance at January 1	$138	$150	$201
Additions for tax positions related to the current year	18	8	10
Additions for tax positions related to prior years	41	9	33
Reductions for tax positions related to prior years	(8)	(13)	(13)
Reductions for tax positions related to settlements with taxing authorities	—	(1)	(5)
Reduction for tax positions related to prior years as a result of a lapse of statute of limitations	(20)	(15)	(76)

Balance at December 31	$169	$138	$150

The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction, which is the Company’s primary tax jurisdiction, and various state and foreign jurisdictions. The statutes of limitations for the Company’s U.S. Federal income tax returns for the years ended December 31, 2010 through 2012 are open as of December 31, 2013. The U.S. Internal Revenue Service (IRS) commenced audits of the Company’s U.S. Federal income tax returns for 2011 and 2010. The Company cannot predict the outcome of the audits at this time. As of December 31, 2013, the Company anticipates that unrecognized tax benefits will decrease by approximately $18 million over the next 12 months due to the potential resolution of unrecognized tax benefits involving several jurisdictions and tax periods. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.

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

19. Stock-Based Compensation

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

20. Commitments and Contingencies

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

In accordance with the accounting standard for contingencies, the Company records a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are disclosed in Note 9. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At December 31, 2013, the Company did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. The Company believes it has recorded adequate provisions for its litigation matters. The Company reviews these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. While it is reasonably possible that an unfavorable outcome may occur in one or more of the following matters, unless otherwise stated below, the Company believes that it is not probable that a loss has been incurred in any of these matters. With respect to the litigation matters below for which it is reasonably possible that an unfavorable outcome may occur, an estimate of loss or range of loss is disclosed when such amount or amounts can be reasonably estimated. Although the Company believes that it has valid defenses with respect to legal matters and investigations pending against it, the results of litigation can be difficult to predict, particularly those involving jury trials. Accordingly, our current judgment as to the likelihood of our loss (or our current estimate as to the potential range of loss, if applicable) with respect to any particular litigation matter may turn out to be wrong. Therefore, it is possible that the financial position, results of operations or cash flows of the Company could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these or other contingencies.

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

21. Pensions and Other Employee Benefits

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

(5)

The Company is a party to multiple bargaining agreements for multiple projects that require contributions into the IAM National Pension Fund. The most significant of these agreements, expiring April 27, 2014, cover multiple programs in the Company’s Aerospace Systems reportable segment and represent 72% of 2013 contributions.

(6)	Consists of three pension funds in which the Company’s contributions are individually, and in the aggregate, insignificant.

22. Supplemental Cash Flow Information

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Interest paid on outstanding debt	$171	$198	$238
Income tax payments	245	332	273
Income tax refunds	23	22	18

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

23. Segment Information

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

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Net Sales
Products
Aerospace Systems	$1,827	$1,755	$1,579
Electronic Systems	3,661	3,754	3,862
Communication Systems	1,755	2,083	2,042
NSS	71	98	153
Elimination of intercompany sales	(125)	(104)	(87)

Total products sales	7,189	7,586	7,549

Services
Aerospace Systems	2,730	2,844	2,857
Electronic Systems	1,054	1,011	928
Communication Systems	471	445	428
NSS	1,228	1,292	1,465
Elimination of intercompany sales	(50)	(71)	(73)

Total services sales	5,433	5,521	5,605

Consolidated total	$12,622	$13,107	$13,154

Operating Income
Aerospace Systems	$426	$437	$451
Electronic Systems	533	569	624
Communication Systems	168	223	265
NSS	85	79	101

Segment Total	$1,212	$1,308	$1,441
Impairment charge(1)	—	—	(43)

Consolidated total	$1,212	$1,308	$1,398

Depreciation and amortization
Aerospace Systems	$38	$46	$44
Electronic Systems	117	121	124
Communication Systems	48	47	43
NSS	11	14	19

Consolidated total	$214	$228	$230

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Capital Expenditures
Aerospace Systems	$54	$42	$42
Electronic Systems	71	77	79
Communication Systems	59	84	60
NSS	5	5	5
Corporate	20	2	1

Consolidated total	$209	$210	$187

Total Assets
Aerospace Systems	$3,087	$3,074	$3,125
Electronic Systems	6,928	6,792	6,607
Communication Systems	2,130	2,179	1,783
NSS	1,247	1,228	1,317
Corporate	596	527	959
Assets of discontinued operations	—	—	1,729

Consolidated total	$13,988	$13,800	$15,520

(1)	Represents a non-cash goodwill impairment charge recorded in the fourth quarter of 2011 due to a decline in the estimated fair value of a reporting unit within the Electronic Systems segment.

Corporate assets not allocated to the reportable segments primarily include cash and cash equivalents, corporate office fixed assets, deferred income tax assets and liabilities and deferred debt issue costs. In addition, substantially all of the Company’s assets are located in North America.

The Company’s sales attributable to U.S. and international customers, based on location of the customer, are summarized in the table below.

	Year Ended December 31,
	2013	2012	2011
	(in millions)
U.S.	$9,808	$10,658	$11,067
International:
United Kingdom	449	360	310
Canada	357	314	328
Germany	272	263	243
Australia	218	222	118
South Korea	178	125	93
Saudi Arabia	132	76	41
Italy	107	116	98
Other	1,101	973	856

Total international	2,814	2,449	2,087

Consolidated	$12,622	$13,107	$13,154

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Net sales to principal customers are summarized in the table below.

	Year Ended December 31,
	2013	2012	2011
	(in millions)
U.S. Government agencies(1)	$9,186	$9,986	$10,438
Commercial	1,689	1,658	1,524
Allied international governments(1)	1,747	1,463	1,192

Consolidated	$12,622	$13,107	$13,154

(1)	Includes sales for which the Company is the prime contractor as well as sales based on the ultimate end customer for which the Company is a subcontractor.

24. Employee Severance and Termination Costs

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

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Aerospace Systems	$2	$1	$3
Electronic Systems	16	13	12
Communication Systems	11	8	4
NSS	—	1	1

Consolidated	$29	$23	$20

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

25. Unaudited Quarterly Financial Data

Unaudited summarized financial data by quarter for the years ended December 31, 2013 and 2012 is presented in the table below. The Company’s unaudited quarterly results of operations are affected, significantly in some periods, by our business acquisitions. See Note 5.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share data)
2013
Sales	$3,197	$3,189	$3,002	$3,234
Operating income	310	290	306	306
Income from continuing operations	192	176	204	188
Net income attributable to L-3	191	175	200	185
Basic EPS(1) (2)	2.12	1.95	2.23	2.10
Diluted EPS(1) (2)	2.09	1.92	2.19	2.04

2012
Sales	$3,160	$3,143	$3,284	$3,520
Operating income	322	328	319	339
Income from continuing operations	186	189	188	199
Net income attributable to L-3	200	203	185	196
Basic EPS from continuing operations(1)	1.88	1.93	1.94	2.11
Diluted EPS from continuing operations(1)	1.86	1.91	1.91	2.08
Basic EPS(1)	2.02	2.09	1.93	2.11
Diluted EPS(1)	2.00	2.06	1.90	2.08

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

26. Financial Information of L-3 Communications and Its Subsidiaries

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

	L-3 Communications Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares Issued	Par Value
		(in millions, except shares issued)
Balance at December 31, 2010	100	$—	$4,801	$—	$2,226	$(256)	$6,771
Net income attributable to L-3	—	—	—	—	958	—	958
Contributions from L-3 Holdings	—	—	263	—	—	—	263
Dividends to L-3 Holdings	—	—	—	—	(1,157)	—	(1,157)
Comprehensive loss	—	—	—	—	—	(198)	(198)
Other	—	—	—	—	7	—	7

Balance at December 31, 2011	100	$—	$5,064	$—	$2,034	$(454)	$6,644
Net income attributable to L-3	—	—	—	—	784	—	784
Contributions from L-3 Holdings	—	—	250	—	—	—	250
Dividends to L-3 Holdings	—	—	—	—	(1,064)	—	(1,064)
Comprehensive loss	—	—	—	—	—	(96)	(96)
Net change of equity due to spin-off of Engility	—	—	—	—	(1,063)	—	(1,063)
Other	—	—	—	—	(4)	—	(4)

Balance at December 31, 2012	100	$—	$5,314	$—	$687	$(550)	$5,451
Net income attributable to L-3	—	—	—	—	751	—	751
Contributions from L-3 Holdings	—	—	339	—	—	—	339
Dividends to L-3 Holdings	—	—	—	—	(997)	—	(997)
Comprehensive gain	—	—	—	—	—	440	440
Other	—	—	—	—	(3)	—	(3)

Balance at December 31, 2013	100	$—	$5,653	$—	$438	$(110)	$5,981

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

L-3 Communications is a 100% owned subsidiary of L-3 Holdings. The debt of L-3 Communications, including the Senior Notes and borrowings under amounts drawn against the Amended and Restated Revolving Credit Facility are guaranteed, on a joint and several, full and unconditional basis, by certain of its domestic subsidiaries (the “Guarantor Subsidiaries”). The debt of L-3 Holdings, including the CODES, are guaranteed on a joint and several, full and unconditional basis, by L-3 Communications and the Guarantor Subsidiaries. See Note 11 for additional information. The foreign subsidiaries and certain domestic subsidiaries of L-3 Communications (the “Non-Guarantor Subsidiaries”) do not guarantee the debt of L-3 Communications or L-3 Holdings. None of the debt of L-3 Communications has been issued by its subsidiaries. There are no restrictions on the payment of dividends from the Guarantor Subsidiaries to L-3 Communications.

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

In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, the Company has included the accompanying condensed combining financial statements based on Rule 3-10 of SEC Regulation S-X. The Company does not believe that separate financial statements of the Guarantor Subsidiaries are material to users of the financial statements. As discussed in Note 3, the Company is revising its previously issued financial statements. As part of that revision, the Company has revised the accompanying condensed combining financial statements contained herein. The adjustments related to the internal review of the Aerospace Systems segment, excluding certain adjustments related to the Platform Systems segment, were recorded as adjustments to the Guarantor Subsidiaries financial statement amounts. Adjustments from the internal review that related to a foreign subsidiary of the Platform Systems segment, with a cumulative operating impact through December 31, 2013 of $10 million, were recorded to the Non-Guarantor Subsidiaries financial statement amounts. The adjustments for the accounting related to a sales-type lease transaction for flight simulator systems within its Electronic Systems segment have been recorded as adjustments to the L-3 Communications financial statement amounts. The adjustments for the previously identified immaterial errors were recorded as adjustments to the Guarantor Subsidiaries financial statement amounts.

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
	(in millions)
Condensed Combining Balance Sheets:
At December 31, 2013:
Current assets:
Cash and cash equivalents	$—	$258	$—	$261	$(19)	$500
Billed receivables, net	—	364	401	226	—	991
Contracts in process	—	925	1,152	354	—	2,431
Other current assets	—	344	159	169	—	672

Total current assets	—	1,891	1,712	1,010	(19)	4,594
Goodwill	—	2,307	4,326	1,163	—	7,796
Other assets	—	838	532	228	—	1,598
Investment in and amounts due from consolidated subsidiaries	6,670	6,940	3,744	—	(17,354)	—

Total assets	$6,670	$11,976	$10,314	$2,401	$(17,373)	$13,988

Current liabilities	$—	$914	$1,011	$628	$(19)	$2,534
Amounts due to consolidated subsidiaries	—	—	—	270	(270)	—
Other long-term liabilities	—	1,451	193	124	—	1,768
Long-term debt	689	3,630	—	—	(689)	3,630

Total liabilities	689	5,995	1,204	1,022	(978)	7,932

L-3 shareholders’ equity	5,981	5,981	9,110	1,379	(16,470)	5,981
Noncontrolling interests	—	—	—	—	75	75

Total equity	5,981	5,981	9,110	1,379	(16,395)	6,056

Total liabilities and equity	$6,670	$11,976	$10,314	$2,401	$(17,373)	$13,988

At December 31, 2012:
Current assets:
Cash and cash equivalents	$—	$246	$—	$242	$(139)	$349
Billed receivables, net	—	290	441	237	—	968
Contracts in process	—	893	1,275	342	—	2,510
Other current assets	—	308	161	188	—	657

Total current assets	—	1,737	1,877	1,009	(139)	4,484
Goodwill	—	2,010	4,627	1,139	—	7,776
Other assets	—	757	572	211	—	1,540
Investment in and amounts due from consolidated subsidiaries	6,140	7,153	3,299	101	(16,693)	—

Total assets	$6,140	$11,657	$10,375	$2,460	$(16,832)	$13,800

Current liabilities	$—	$823	$1,221	$658	$(139)	$2,563
Other long-term liabilities	—	1,754	210	117	—	2,081
Long-term debt	689	3,629	—	—	(689)	3,629

Total liabilities	689	6,206	1,431	775	(828)	8,273

L-3 shareholders’ equity	5,451	5,451	8,944	1,685	(16,080)	5,451
Noncontrolling interests	—	—	—	—	76	76

Total equity	5,451	5,451	8,944	1,685	(16,004)	5,527

Total liabilities and equity	$6,140	$11,657	$10,375	$2,460	$(16,832)	$13,800

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Statements of Operations:
For the year ended December 31, 2013:
Net sales	$—	$3,842	$6,804	$2,363	$(387)	$12,622
Cost of sales	(59)	(3,549)	(6,139)	(2,109)	446	(11,410)

Operating (loss) income	(59)	293	665	254	59	1,212
Interest expense	(21)	(176)	—	(1)	21	(177)
Interest and other income (expense), net	—	15	—	5	—	20

(Loss) income from continuing operations before income taxes	(80)	132	665	258	80	1,055
Benefit (provision) for income taxes	22	(38)	(184)	(73)	(22)	(295)
Equity in net income of consolidated subsidiaries	809	657	—	—	(1,466)	—

Net income	751	751	481	185	(1,408)	760
Net income attributable to noncontrolling interests	—	—	—	—	(9)	(9)

Net income attributable to L-3	$751	$751	$481	$185	$(1,417)	$751

Comprehensive income attributable to L-3	$1,191	$1,191	$480	$159	$(1,830)	$1,191

For the year ended December 31, 2012:
Net sales	$—	$3,737	$7,475	$2,278	$(383)	$13,107
Cost of sales	(59)	(3,434)	(6,749)	(1,999)	442	(11,799)

Operating (loss) income	(59)	303	726	279	59	1,308
Interest expense	(21)	(183)	—	(1)	21	(184)
Interest and other income (expense), net	—	14	(5)	2	—	11
Debt retirement charge	—	(13)	—	—	—	(13)

(Loss) income from continuing operations before income taxes	(80)	121	721	280	80	1,122
Benefit (provision) for income taxes	26	(37)	(230)	(93)	(26)	(360)
Equity in net income of consolidated subsidiaries	838	668	—	—	(1,506)	—

Income from continuing operations	784	752	491	187	(1,452)	762
Income from discontinued operations, net of income tax	—	32	—	—	—	32

Net income	784	784	491	187	(1,452)	794
Net income attributable to noncontrolling interests	—	—	—	—	(10)	(10)

Net income attributable to L-3	$784	$784	$491	$187	$(1,462)	$784

Comprehensive income attributable to L-3	$688	$688	$493	$215	$(1,396)	$688

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
For the year ended December 31, 2011:
Net sales	$—	$3,735	$7,572	$2,187	$(340)	$13,154
Cost of sales	(57)	(3,335)	(6,857)	(1,861)	397	(11,713)
Impairment charge	—	(43)	—	—	—	(43)

Operating (loss) income	(57)	357	715	326	57	1,398
Interest expense	(23)	(201)	(1)	(5)	26	(204)
Interest and other income (expense), net	—	17	(15)	4	(3)	3
Debt retirement charge	—	(35)	—	—	—	(35)

(Loss) income from continuing operations before income taxes	(80)	138	699	325	80	1,162
Benefit (provision) for income taxes	20	(35)	(178)	(83)	(20)	(296)
Equity in net income of consolidated subsidiaries	1,018	751	—	—	(1,769)	—

Income from continuing operations	958	854	521	242	(1,709)	866
Income from discontinued operations, net of income tax	—	104	—	—	—	104

Net income	958	958	521	242	(1,709)	970
Net income attributable to noncontrolling interests	—	—	—	—	(12)	(12)

Net income attributable to L-3	$958	$958	$521	$242	$(1,721)	$958

Comprehensive income attributable to L-3	$760	$760	$511	$221	$(1,492)	$760

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Statements of Cash Flows: For the year ended December 31, 2013:
Operating activities:
Net cash from operating activities	$999	$437	$776	$231	$(1,180)	$1,263

Investing activities:
Business acquisitions, net of cash acquired	—	(62)	—	—	—	(62)
Investments in L-3 Communications	(149)	—	—	—	149	—
Other investing activities	—	(88)	(89)	(22)	—	(199)

Net cash used in investing activities	(149)	(150)	(89)	(22)	149	(261)

Financing activities:
Common stock repurchased	(800)	—	—	—	—	(800)
Dividends paid on L-3 Holdings common stock	(199)	—	—	—	—	(199)
Dividends paid to L-3 Holdings	—	(999)	—	—	999	—
Investments from L-3 Holdings	—	149	—	—	(149)	—
Other financing activities	149	575	(687)	(188)	301	150

Net cash used in financing activities	(850)	(275)	(687)	(188)	1,151	(849)

Effect of foreign currency exchange rate changes on cash	—	—	—	(2)	—	(2)

Net (decrease) increase in cash	—	12	—	19	120	151
Cash and cash equivalents, beginning of the year	—	246	—	242	(139)	349

Cash and cash equivalents, end of the year	$—	$258	$—	$261	$(19)	$500

For the year ended December 31, 2012:
Operating activities:
Net cash from operating activities from continuing operations	$1,067	$252	$858	$265	$(1,211)	$1,231

Investing activities:
Business acquisitions, net of cash acquired	—	(348)	—	—	—	(348)
Investments in L-3 Communications	(42)	—	—	—	42	—
Other investing activities	—	225	(59)	(18)	—	148

Net cash used in investing activities from continuing operations	(42)	(123)	(59)	(18)	42	(200)

Financing activities:
Redemption of senior subordinated notes	—	(500)	—	—	—	(500)
Common stock repurchased	(872)	—	—	—	—	(872)
Dividends paid on L-3 Holdings common stock	(195)	—	—	—	—	(195)
Dividends paid to L-3 Holdings	—	(1,067)	—	—	1,067	—
Investments from L-3 Holdings	—	42	—	—	(42)	—
Other financing activities	42	924	(799)	(234)	107	40

Net cash used in financing activities from continuing operations	(1,025)	(601)	(799)	(234)	1,132	(1,527)

Effect of foreign currency exchange rate changes on cash	—	—	—	7	—	7
Net increase in cash and cash equivalents of discontinued operations	—	74	—	—	—	74

Net (decrease) increase in cash	—	(398)	—	20	(37)	(415)
Cash and cash equivalents, beginning of the year	—	644	—	222	(102)	764

Cash and cash equivalents, end of the year	$—	$246	$—	$242	$(139)	$349

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
For the year ended December 31, 2011:
Operating activities:
Net cash from operating activities from continuing operations	$1,157	$476	$792	$220	$(1,414)	$1,231

Investing activities:
Business acquisitions, net of cash acquired	—	(20)	—	—	—	(20)
Investments in L-3 Communications	(55)	—	—	—	55	—
Other investing activities	—	(84)	(75)	(20)	—	(179)

Net cash used in investing activities from continuing operations	(55)	(104)	(75)	(20)	55	(199)

Financing activities:
Proceeds from sale of senior notes	—	1,143	—	—	—	1,143
Redemption of senior subordinated notes and CODES	(11)	(1,150)	—	—	—	(1,161)
Common stock repurchased	(958)	—	—	—	—	(958)
Dividends paid on L-3 Holdings common stock	(188)	—	—	—	—	(188)
Dividends paid to L-3 Holdings	—	(1,157)	—	—	1,157	—
Investments from L-3 Holdings	—	55	—	—	(55)	—
Other financing activities	55	882	(717)	(447)	272	45

Net cash used in financing activities from continuing operations	(1,102)	(227)	(717)	(447)	1,374	(1,119)

Effect of foreign currency exchange rate changes on cash	—	—	—	(4)	—	(4)
Net increase in cash and cash equivalents of discontinued operations	—	248	—	—	—	248

Net (decrease) increase in cash	—	393	—	(251)	15	157
Cash and cash equivalents, beginning of the year	—	251	—	473	(117)	607

Cash and cash equivalents, end of the year	$—	$644	$—	$222	$(102)	$764