Form 10-Q/A
period 2014-03-28
L 3 COMMUNICATIONS HOLDINGS INC; L 3 COMMUNICATIONS CORP
filed 2014-10-10
CIK 1056239, 1039101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

For convenience purposes in this filing on Form 10-Q/A, “L-3 Holdings” refers to L-3 Communications Holdings, Inc., and “L-3 Communications” refers to L-3 Communications Corporation, a wholly-owned operating subsidiary of L-3 Holdings. “L-3”, “Company”, “we”, “us” and “our” refer to L-3 Holdings and its subsidiaries, including L-3 Communications.

We are filing this Amendment No. 1 (this “Amendment” or “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended March 28, 2014 following the completion of the internal review of our Aerospace Systems segment, which is discussed below. Our Quarterly Report on Form 10-Q for the quarter ended March 28, 2014 (the “Form 10-Q”) was originally filed with the Securities and Exchange Commission (the “SEC”) on May 1, 2014. At the time of filing our Form 10-Q, we determined that our disclosure controls and procedures (“DC&P”) were effective as of March 28, 2014.

This Amendment revises Part I, Item 4, Controls and Procedures, as it relates to our conclusions regarding the effectiveness of our DC&P. As disclosed in our Current Report on Form 8-K filed with the SEC on September 26, 2014, as part of the findings from the internal review of the Aerospace Systems segment, we identified certain material weaknesses in our internal control over financial reporting (“ICFR”) that existed as of December 31, 2013. Solely as a result of these material weaknesses, we have concluded that our DC&P were not effective as of March 28, 2014.

In addition to the revision in Part I, Item 4 described above, this Amendment revises previously issued financial statements for: (1) accounting adjustments due to the internal review at our Aerospace Systems segment, (2) accounting error related to a sales-type lease transaction for flight simulator systems within our Electronic Systems segment, and (3) previously identified immaterial errors already recognized in our financial statements but not recorded in the appropriate periods. The accounting errors related to the sales-type lease transaction and immaterial out of period amounts are not related to the internal review at our Aerospace Systems segment.

See “Items Amended by this Filing” below for a description of the items of the Form 10-Q that are being amended pursuant to this Amendment. Concurrently with the filing of this Amendment, we are also filing an amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“2013 Form 10-K/A”), which revises that report for the items discussed above.

Controls and Procedures: As part of the internal review of our Aerospace Systems segment, discussed below, we identified material weaknesses in our ICFR. The material weaknesses, further discussed in Item 4, Controls and Procedures, on page 56, are: (1) the Company did not maintain an effective control environment at its Aerospace Systems segment, with respect to: (i) inadequate execution of existing controls around the annual review and approval of contract (revenue arrangement) estimates; (ii) not following established Company accounting policies, controls and procedures, and (iii) intentional override of numerous transactional and monitoring internal controls at our Army Sustainment division; and (2) Company personnel did not perform reviews of certain employee concerns regarding violations of our accounting policies and ICFR in a sufficient and effective manner.

Internal Review of Aerospace Systems Segment: We conducted an internal review related to instances of misconduct and accounting errors at our Aerospace Systems segment. This review was conducted with the assistance of outside legal and accounting advisors, and has been completed. As a result of the internal review, we identified and recorded aggregate pre-tax charges as follows: (1) $60 million for 2013, (2) $25 million for 2012, (3) $5 million for 2011, and (4) $4 million for periods prior to 2011. Furthermore, our quarterly report on Form 10-Q for the three and six month periods ended June 27, 2014 and this Form 10-Q/A also include aggregate pre-tax charges related to the internal review of Aerospace Systems segment. The aggregate pre-tax charge related to the internal review of Aerospace Systems segment for the three months ended March 28, 2014 is approximately $20 million and for the three months ended June 27, 2014 is approximately $55 million.

i

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

Sales-Type Lease Transaction: We routinely perform on-site review accounting and internal control procedures on a rotational basis. As part of a previously planned review of our Simulation & Training business in the Electronic Systems segment and unrelated to the internal review at the Aerospace Systems segment, we evaluated the accounting treatment related to a sales-type lease transaction with the U.S. Army for rotary wing flight simulator systems. The period of performance under this contract began in 2004 and ends in 2023. Based on the results of this evaluation, we have adjusted our previously issued financial statements to: (1) increase interest income accretion on the net investment related to this sales-type lease transaction by an estimated aggregate amount of approximately $5 million for 2013, $3 million for each of 2012 and 2011 and $12 million for periods prior to 2011, and (2) decrease sales by approximately $7 million for 2013 and decrease cost of sales by approximately $7 million for 2013 and $5 million for periods prior to 2011. Furthermore, our quarterly report on Form 10-Q for the three and six month periods ended June 27, 2014 and the Form 10-Q/A also include an increase in interest income accretion of $2 million and a decrease in sales of approximately $8 million and related decrease in cost of sales by approximately $7 million.

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

With respect to each of these immaterial out of period amounts included in the Company’s previously issued financial statements, the table below presents the: (1) nature of the adjustments, (2) applicable segment and (3) amount of increase (or decrease) to sales and operating income for the quarters ended December 31, September 27, June 28, and March 29, 2013.

		December 31, 2013		September 27, 2013		June 28, 2013		March 29, 2013
Nature of Adjustment	Applicable Segment	Sales	Operating Income	Sales	Operating Income	Sales	Operating Income	Sales	Operating Income
		($ in millions)
Higher development and material costs for networked communications systems	Communication Systems	$—	$—	$—	$—	$—	$—	$10	$10

Sub-contractor subscription deposit	Aerospace Systems	5	—	7	1	7	1	7	1

Costs accruals for goods/services received	Aerospace Systems	—	—	—	—	—	—	5	1

Unrecorded liabilities	Aerospace Systems	—	—	—	—	—	—	(2)	—

Accrued vacation	Aerospace Systems	—	6	—	(2)	—	(2)	—	(2)

Overstated revenue	Aerospace Systems	4	—	(4)	—	—	—	—	—

Warranty reserve	Electronic Systems	—	—	—	—	—	—	—	—

Total		$9	$6	$3	$(1)	$7	$(1)	$20	$10

The table below presents the impact of the matters discussed above on sales and pre-tax income in total, for the six month period ended June 27, 2014, years ended December 31, 2013, 2012 and 2011, and for the years ended prior to December 31, 2011.

	Total		Six Months 2014		2013		2012		2011		Prior to 2011
	Sales	Pre-tax Income	Sales	Pre-tax Income	Sales	Pre-tax Income	Sales	Pre-tax Income	Sales	Pre-tax Income	Sales	Pre-tax Income
	(in millions)
Army C-12 Contract	$(32)	$(69)	$(3)	$(15)	$(25)	$(35)	$(3)	$(16)	$(1)	$(3)	$—	$—
Other Logistics Support Contracts	(5)	(48)	—	(20)	(2)	(11)	(2)	(11)	—	(2)	(1)	(4)

Logistics Solutions	(37)	(117)	(3)	(35)	(27)	(46)	(5)	(27)	(1)	(5)	(1)	(4)
Platform Systems	(21)	(52)	(12)	(40)	(12)	(14)	3	2	—	—	—	—

Total Internal Review of Aerospace Systems Segment	(58)	(169)	(15)	(75)	(39)	(60)	(2)	(25)	(1)	(5)	(1)	(4)
Sales-Type Lease Transaction	(15)	29	(8)	1	(7)	5	—	3	—	3	—	17
Out of Period Amounts	—	—	—	—	39	14	(36)	(18)	(3)	4	—	—

Total Revisions	$(73)	$(140)	$(23)	$(74)	$(7)	$(41)	$(38)	$(40)	$(4)	$2	$(1)	$13

The table below presents the impact of the matters discussed above on sales and pre-tax income for the quarters ended June 27 and March 28, 2014, December 31, September 27, June 28, and March 29, 2013.

	June 27, 2014		March 28, 2014		December 31, 2013		September 27, 2013		June 28, 2013		March 29, 2013
	Sales	Pre-tax Income	Sales	Pre-tax Income	Sales	Pre-tax Income	Sales	Pre-tax Income	Sales	Pre-tax Income	Sales	Pre-tax Income
	(in millions)
Army C-12 Contract	$(1)	$(11)	$(2)	$(4)	$(24)	$(20)	$3	$(2)	$(3)	$(7)	$(1)	$(6)
Other Logistics Support Contracts	—	(15)	—	(5)	(1)	(2)	(1)	(5)	—	(2)	—	(2)

Logistics Solutions	(1)	(26)	(2)	(9)	(25)	(22)	2	(7)	(3)	(9)	(1)	(8)
Platform Systems	(6)	(29)	(6)	(11)	(2)	(2)	1	—	(6)	(6)	(5)	(6)

Total Internal Review of Aerospace Systems Segment	(7)	(55)	(8)	(20)	(27)	(24)	3	(7)	(9)	(15)	(6)	(14)
Sales-Type Lease Transaction	(3)	1	(5)	—	(3)	1	(1)	2	(1)	1	(2)	1
Out of Period Amounts	—	—	—	—	9	6	3	(1)	7	(1)	20	10

Total Revisions	$(10)	$(54)	$(13)	$(20)	$(21)	$(17)	$5	$(6)	$(3)	$(15)	$12	$(3)

For additional information regarding the effect the adjustments above had on previously issued financial statements, see Note 3 on page 9.

In accordance with ASC 650-10-S99 and S55, we performed an analysis to determine if the impact of the amounts disclosed above were material to previously issued financial statements. Based on that analysis, we believe that previously issued financial statements are not materially misstated on either a quantitative or qualitative basis. However, we believe that correcting these errors in the quarterly report on Form 10-Q for the second quarter of 2014 would, in the aggregate, cause a material misstatement to forecasted pre-tax income and net income for the fiscal year ending December 31, 2014. Accordingly, we are correcting these errors by revising our previously issued financial statements to record all the adjustments in the tables above in the appropriate period.

Items Amended by this Filing

The following items of the Original Form 10-Q are being amended:

•	Part I — Item 1. Financial Statements
•	Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part I — Item 4. Controls and Procedures
•	Part II — Item 6. Exhibits

Other than this Amendment and the 2013 Form 10-K/A, we do not intend to file any other amended Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the revisions. Future Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q will reflect the revisions for financial information included in this Amendment and the 2013 Form 10-K/A, as applicable.

This Amendment updates for matters discussed above. However, this Amendment does not reflect other subsequent information or events that have occurred after the filing date of the Form 10-Q. Accordingly, this Amendment should be read in conjunction with our other filings with the SEC subsequent to the filing of the Form 10-Q.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q/A

For the quarterly period ended March 28, 2014

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	(Unaudited) March 28, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$227	$500
Billed receivables, net of allowances of $24 in 2014 and $26 in 2013	1,068	991
Contracts in process	2,648	2,431
Inventories	375	359
Deferred income taxes	144	147
Other current assets	160	166

Total current assets	4,622	4,594

Property, plant and equipment, net	1,033	1,042
Goodwill	7,821	7,796
Identifiable intangible assets	283	285
Deferred debt issue costs	23	24
Other assets	245	247

Total assets	$14,027	$13,988

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$590	$541
Accrued employment costs	543	545
Accrued expenses	404	458
Advance payments and billings in excess of costs incurred	529	576
Income taxes	29	31
Other current liabilities	382	383

Total current liabilities	2,477	2,534

Pension and postretirement benefits	729	727
Deferred income taxes	661	635
Other liabilities	394	406
Long-term debt	3,631	3,630

Total liabilities	7,892	7,932

Commitments and contingencies (see Note 18)
Equity:
L-3 shareholders’ equity:
L-3 Communications Holdings, Inc.’s common stock: $.01 par value; 300,000,000 shares authorized, 86,423,244 shares outstanding at March 28, 2014 and 85,828,485 shares outstanding at December 31, 2013 (L-3 Communications Corporation’s common stock: $.01 par value, 100 shares authorized, issued and outstanding)	5,767	5,653
L-3 Communications Holdings, Inc.’s treasury stock (at cost), 67,335,382 shares at March 28, 2014 and 66,118,406 shares at December 31, 2013	(5,421)	(5,288)
Retained earnings	5,842	5,726
Accumulated other comprehensive loss	(128)	(110)

Total L-3 shareholders’ equity	6,060	5,981
Noncontrolling interests	75	75

Total equity	6,135	6,056

Total liabilities and equity	$14,027	$13,988

See notes to unaudited condensed consolidated financial statements

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	First Quarter Ended
	March 28, 2014	March 29, 2013
Net sales:
Products	$1,649	$1,821
Services	1,308	1,376

Total net sales	2,957	3,197

Cost of sales:
Products	(1,466)	(1,622)
Services	(1,205)	(1,265)

Total cost of sales	(2,671)	(2,887)

Operating income	286	310
Interest expense	(43)	(43)
Interest and other income, net	5	3

Income before income taxes	248	270
Provision for income taxes	(76)	(78)

Net income	$172	$192
Net income attributable to noncontrolling interests	(2)	(1)

Net income attributable to L-3	$170	$191

Earnings per share attributable to L-3 Holdings’ common shareholders:
Basic	$1.97	$2.12

Diluted	$1.90	$2.09

Cash dividends paid per common share	$0.60	$0.55

L-3 Holdings’ weighted average common shares outstanding:
Basic	86.1	90.3

Diluted	89.4	91.5

See notes to unaudited condensed consolidated financial statements

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	First Quarter Ended
	March 28, 2014	March 29, 2013
Net income	$172	$192
Other comprehensive income:
Foreign currency translation adjustments	(16)	(34)
Unrealized losses on hedging instruments(1)	(5)	(3)
Pension and postretirement benefit plans:
Amortization of net loss and prior service cost previously recognized(2)	3	13

Total other comprehensive loss	(18)	(24)

Comprehensive income	154	168
Comprehensive income attributable to noncontrolling interests	(2)	(1)

Comprehensive income attributable to L-3	$152	$167

(1)	Amounts are net of income tax benefits of $2 million for both of the quarterly periods ended March 28, 2014 and March 29, 2013.

(2)	Amounts are net of income taxes of $1 million and $9 million for the quarterly periods ended March 28, 2014 and March 29, 2013, respectively.

See notes to unaudited condensed consolidated financial statements

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except per share data)

	L-3 Holdings’ Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive (Loss) Income
	Shares Outstanding	Par Value		Treasury Stock	Retained Earnings		Noncontrolling Interests	Total Equity
For the Quarter Ended March 28, 2014:
Balance at December 31, 2013	85.8	$1	$5,652	$(5,288)	$5,726	$(110)	$75	$6,056
Net income					170		2	172
Other comprehensive income						(18)		(18)
Distributions to noncontrolling interests							(2)	(2)
Cash dividends paid on common stock ($0.60 per share)					(52)			(52)
Shares issued:
Employee savings plans	0.4		44					44
Exercise of stock options	0.9		81					81
Employee stock purchase plan	0.2		—					—
Stock-based compensation expense			15					15
Treasury stock purchased	(1.2)			(133)	—			(133)
Other	0.3		(26)		(2)			(28)

Balance at March 28, 2014	86.4	$1	$5,766	$(5,421)	$5,842	$(128)	$75	$6,135

For the Quarter Ended March 29, 2013:
Balance at December 31, 2012	90.4	$1	$5,313	$(4,488)	$5,175	$(550)	$76	$5,527
Net income					191		1	192
Other comprehensive income						(24)		(24)
Distributions to noncontrolling interests							(2)	(2)
Cash dividends paid on common stock ($0.55 per share)					(50)			(50)
Shares issued:
Employee savings plans	0.5		37					37
Exercise of stock options	0.3		16					16
Employee stock purchase plan	0.3		—					—
Stock-based compensation expense			14					14
Treasury stock purchased	(1.6)			(122)				(122)
Other	0.3		(14)					(14)

Balance at March 29, 2013	90.2	$1	$5,366	$(4,610)	$5,316	$(574)	$75	$5,574

See notes to unaudited condensed consolidated financial statements

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	First Quarter Ended
	March 28, 2014	March 29, 2013
Operating activities:
Net income	$172	$192
Depreciation of property, plant and equipment	42	42
Amortization of intangibles and other assets	12	12
Deferred income tax provision	23	18
Stock-based employee compensation expense	15	14
Contributions to employee savings plans in L-3 Holdings’ common stock	44	32
Amortization of pension and postretirement benefit plans net loss and prior service cost	4	22
Amortization of bond discounts and deferred debt issue costs (included in interest expense)	2	2
Other non-cash items	1	3
Changes in operating assets and liabilities, excluding amounts from acquisitions and divestitures:
Billed receivables	(73)	(146)
Contracts in process	(214)	(125)
Inventories	(16)	8
Other assets	(10)	47
Accounts payable, trade	49	94
Accrued employment costs	(10)	17
Accrued expenses	(51)	(41)
Advance payments and billings in excess of costs incurred	(46)	(37)
Income taxes	28	51
Excess income tax benefits related to share-based payment arrangements	(14)	(2)
Other current liabilities	(6)	4
Pension and postretirement benefits	(2)	4
All other operating activities	(12)	(65)

Net cash (used in) from operating activities	(62)	146

Investing activities:
Business acquisitions, net of cash acquired	(57)	—
Capital expenditures	(30)	(49)
Dispositions of property, plant and equipment	1	1
Other investing activities	—	(6)

Net cash used in investing activities	(86)	(54)

Financing activities:
Borrowings under revolving credit facility	524	477
Repayment of borrowings under revolving credit facility	(524)	(477)
Common stock repurchased	(133)	(122)
Dividends paid on L-3 Holdings’ common stock	(55)	(52)
Proceeds from exercises of stock options	69	18
Proceeds from employee stock purchase plan	9	9
Excess income tax benefits related to share-based payment arrangements	14	2
Other financing activities	(28)	(13)

Net cash used in financing activities	(124)	(158)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(1)	(7)

Net decrease in cash and cash equivalents	(273)	(73)
Cash and cash equivalents, beginning of the period	500	349

Cash and cash equivalents, end of the period	$227	$276

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

Financial information with respect to the Company’s segments is included in Note 22 to the unaudited condensed consolidated financial statements. Financial information for the first quarter of 2013 in these unaudited condensed consolidated financial statements has been revised for the segment realignment discussed above.

2.  Basis of Presentation

These unaudited condensed consolidated financial statements for the quarterly period ended March 28, 2014 should be read in conjunction with the audited consolidated financial statements of L-3 Holdings and L-3 Communications included in their Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013, filed on October 10, 2014.

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and in accordance with the instructions to Form 10-Q/A and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the disclosures required by U.S. GAAP for a complete set of annual audited financial statements. The December 31, 2013 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year.

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

Revisions or adjustments to estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained, as facts and circumstances change and as new information is obtained, even though the scope of work required under the contract may not change. Revisions or adjustments may also be required if contract modifications occur. The impact of revisions in profit (loss) estimates for all types of contracts subject to POC accounting are recognized on a cumulative catch-up basis in the period in which the revisions are made. The revisions in contract estimates, if significant, can materially affect the Company’s results of operations and cash flows, as well as reduce the valuations of receivables and inventories, and in some cases result in liabilities to complete contracts in a loss

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

position. Aggregate net changes in contract estimates increased consolidated operating income by $32 million, or 11%, for the quarterly period ended March 28, 2014 and $17 million, or 5%, for the quarterly period ended March 29, 2013.

For a more complete discussion of these estimates and assumptions, see the Annual Report of L-3 Holdings and L-3 Communications on Form 10-K/A for the fiscal year ended December 31, 2013, filed on October 10, 2014.

3.  Revisions to Previously Issued Financial Statements

The Company is revising its previously issued financial statements to update for: (1) accounting adjustments due to the internal review at its Aerospace Systems segment, (2) accounting error related to a sales-type lease transaction for flight simulator systems within its Electronic Systems segment, and (3) previously identified immaterial errors already recognized in its financial statements but not recorded in the appropriate periods. The accounting errors related to the sales-type lease transaction and immaterial out of period amounts are not related to the internal review at its Aerospace Systems segment.

Internal Review of Aerospace Systems Segment: The Company conducted an internal review related to instances of misconduct and accounting errors at its Aerospace Systems segment. This review was conducted with the assistance of outside legal and accounting advisors, and has been completed. As a result of the internal review, the Company identified and recorded aggregate pre-tax charges as follows: (1) $60 million for 2013, (2) $25 million for 2012, (3) $5 million for 2011, and (4) $4 million for periods prior to 2011. Furthermore, this Form 10-Q/A also includes aggregate pre-tax charges related to the internal review of the Aerospace Systems segment. The pre-tax charges related to the internal review of the Aerospace Systems segment for the three months ended March 28, 2014 is approximately $20 million.

The adjustments related to the internal review only affected the Logistics Solutions and Platform Systems sectors of the Aerospace Systems segment. The cumulative aggregate adjustments attributable to the Logistics Solutions sector are approximately $91 million, and at the Platform Systems sector are approximately $23 million through March 28, 2014. The Logistics Solutions sector adjustments relate to: (1) losses of $58 million through March 28, 2014 with respect to the U.S. Army C-12 fixed-price maintenance and logistics support contract due to cost overruns inappropriately deferred, sales invoices inappropriately prepared, and the failure to timely and accurately perform contract estimates at completion and valuation assessments of inventories and receivables at the Army Sustainment Division, and (2) accounting errors of $33 million through March 28, 2014 in connection with the valuation of inventories and receivables, as well as the correction for certain accruals on other logistics support contracts. The Platform Systems sector adjustments are primarily due to: (1) losses of $11 million on two aircraft modification contracts and two contracts for rotary wing sub-assemblies and parts, and (2) write-offs of deferred costs of $12 million to design and test aerostructures for a new commercial aircraft.

Sales-Type Lease Transaction: The Company routinely performs on-site accounting and internal control review procedures on a rotational basis As part of a previously planned review of its Simulation & Training business in its Electronic Systems segment and unrelated to the internal review at its Aerospace Systems segment, the Company evaluated the accounting treatment related to a sales-type lease transaction with the U.S. Army for rotary wing flight simulator systems. The period of performance under this contract began in 2004 and ends in 2023. Based on the results of this evaluation, the Company has adjusted its previously issued financial statements to: (1) increase interest income accretion on the net investment related to this sales-type lease transaction by an estimated aggregate amount of approximately $5 million for 2013, $3 million for each of 2012

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

and 2011 and $12 million for periods prior to 2011, and (2) decrease sales by approximately $5 million for the quarter ended March 28, 2014 and $7 million for 2013 and related decrease in cost of sales by approximately $5 million for the quarter ended March 28, 2014 and $7 million for 2013 and $5 million for periods prior to 2011.

Out of Period Amounts: The Company identified various out of period amounts included in its previously issued financial statements that were deemed to be immaterial individually and in the aggregate. In prior periods, in accordance with Accounting Standards Codification (“ASC”) 650-10-S99 and S55 (formerly Staff Accounting Bulletins (“SAB”) No. 99 and No. 108), Accounting Changes and Error Corrections, the Company concluded that these errors were individually, and in the aggregate, not material, quantitatively or qualitatively, to the financial statements in the period recorded or to the relevant prior periods. Accordingly, the Company recorded these errors in its financial statements in the period that the error was identified. The Company, on a voluntary basis, is revising its previously issued financial statements to correct for these errors already recognized in its financial statements but not recorded in the appropriate periods to reflect them in the appropriate period. These out of period amounts were not discovered as part of the internal review of the Aerospace Systems segment discussed above, but rather represent previously identified errors “resulting from mathematical mistakes, mistakes in application of generally accepted accounting principles, or oversight or misuse of facts that existed at the time the financial statements were prepared,” as defined in ASC 250-10-20 Accounting Changes and Error Corrections. The Company, therefore, is not treating these amounts as changes in estimates. These errors consist of: (1) increases in development and material costs related to Broadband Communication Systems that were recorded in the first quarter of 2013 but should have been recorded in the fourth quarter of 2012, (2) a sub-contractor subscription deposit that was recorded as sales and income in the fourth quarter of 2012 but should have been amortized to sales and income during 2013, (3) costs accrued in the fourth quarter of 2012 for goods or services received in the first quarter of 2013, (4) several unrecorded liabilities that were recorded in the first quarter of 2013 but should have been recorded in the fourth quarter of 2012, (5) a correction of accrued vacation that was recorded in the fourth quarter of 2013 but should have been recorded in the fourth quarter of 2012 and the first, second and third quarters of 2013, and (6) a warranty reserve reduction recorded in the third quarter of 2012 that should have been recorded in the fourth quarter of 2011.

With respect to each of these immaterial out of period amounts included in the Company’s previously issued financial statements, the table below presents the: (1) nature of the adjustments, (2) applicable segment and (3) amount of increase (or decrease) to sales and operating income for the quarters ended December 31, September 27, June 28, and March 29, 2013.

		December 31, 2013		September 27, 2013		June 28, 2013		March 29, 2013
Nature of Adjustment	Applicable Segment	Sales	Operating Income	Sales	Operating Income	Sales	Operating Income	Sales	Operating Income
		($ in millions)
Higher development and material costs for networked communications systems	Communication Systems	$—	$—	$—	$—	$—	$—	$10	$10

Sub-contractor subscription deposit	Aerospace Systems	5	—	7	1	7	1	7	1

Costs accruals for goods/services received	Aerospace Systems	—	—	—	—	—	—	5	1

Unrecorded liabilities	Aerospace Systems	—	—	—	—	—	—	(2)	—

Accrued vacation	Aerospace Systems	—	6	—	(2)	—	(2)	—	(2)

Overstated revenue	Aerospace Systems	4	—	(4)	—	—	—	—	—

Warranty reserve	Electronic Systems	—	—	—	—	—	—	—	—

Total		$9	$6	$3	$(1)	$7	$(1)	$20	$10

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

The table below presents the impact of the matters discussed above on sales and pre-tax income for the years ended December 31, 2013, 2012 and 2011, and for the years ended prior to December 31, 2011.

	2013		2012		2011		Prior to 2011
	Sales	Pre-tax Income	Sales	Pre-tax Income	Sales	Pre-tax Income	Sales	Pre-tax Income
	(in millions)
Army C-12 Contract	$(25)	$(35)	$(3)	$(16)	$(1)	$(3)	$—	$—
Other Logistics Support Contracts	(2)	(11)	(2)	(11)	—	(2)	(1)	(4)

Logistics Solutions	$(27)	$(46)	$(5)	$(27)	$(1)	$(5)	$(1)	$(4)
Platform Systems	(12)	(14)	3	2	—	—	—	—

Total Internal Review of Aerospace Systems Segment	$(39)	$(60)	$(2)	$(25)	$(1)	$(5)	$(1)	$(4)
Sales-Type Lease Transaction	(7)	5	—	3	—	3	—	17
Out of Period Amounts	39	14	(36)	(18)	(3)	4	—	—

Total Revisions	$(7)	$(41)	$(38)	$(40)	$(4)	$2	$(1)	$13

The table below presents the impact of the matters discussed above on sales and pre-tax income for the quarters ended March 28, 2014, December 31, September 27, June 28, and March 29, 2013.

	March 28, 2014		December 31, 2013		September 27, 2013		June 28, 2013		March 29, 2013
	Sales	Pre-tax Income	Sales	Pre-tax Income	Sales	Pre-tax Income	Sales	Pre-tax Income	Sales	Pre-tax Income
	(in millions)
Army C-12 Contract	$(2)	$(4)	$(24)	$(20)	$3	$(2)	$(3)	$(7)	$(1)	$(6)
Other Logistics Support Contracts	—	(5)	(1)	(2)	(1)	(5)	—	(2)	—	(2)

Logistics Solutions	(2)	(9)	(25)	(22)	2	(7)	(3)	(9)	(1)	(8)
Platform Systems	(6)	(11)	(2)	(2)	1	—	(6)	(6)	(5)	(6)

Total Internal Review of Aerospace Systems Segment	(8)	(20)	(27)	(24)	3	(7)	(9)	(15)	(6)	(14)
Sales-Type Lease Transaction	(5)	—	(3)	1	(1)	2	(1)	1	(2)	1
Out of Period Amounts	—	—	9	6	3	(1)	7	(1)	20	10

Total Revisions	$(13)	$(20)	$(21)	$(17)	$5	$(6)	$(3)	$(15)	$12	$(3)

In accordance with ASC 650-10-S99 and S55, the Company performed an analysis to determine if the impact of the amounts disclosed above were material to its previously issued financial statements. Based on that analysis, the Company believes that its previously issued financial statements are not materially misstated on either a quantitative or qualitative basis. However, as a result of completing the review, the Company believes that correcting these errors in the quarterly report on Form 10-Q for the second quarter of 2014 would, in the aggregate, cause a material misstatement to forecasted pre-tax income and net income for the fiscal year ending December 31, 2014. Accordingly, the Company is correcting these errors by revising its previously issued financial statements to record all the adjustments in the tables above in the appropriate period.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

The tables below present the Company’s: (1) As Previously Reported, (2) Adjustments, and (3) As Currently Reported Condensed Consolidated Balance Sheets as of March 28, 2014, Statements of Operations for the quarterly periods ended March 28, 2014 and March 29, 2013 and the Operating Activities for the Statement of Cash Flows for the period ended March 29, 2013. The Adjustments correct for: (1) the results of the Aerospace Systems internal review, (2) the accounting related to a sales-type lease transaction within the Company’s Electronic Systems segment and (3) immaterial out of period amounts previously recorded in the Company’s financial statements but not recorded in the appropriate period to reflect them in the appropriate period.

		Adjustments for:
	As Previously Reported	Aerospace Systems Segment Internal Review	Sales-Type Lease Transaction	Out of Period Amounts	As Revised
	(in millions)
Unaudited Condensed Consolidated Balance Sheet as of March 28, 2014:
ASSETS
Current Assets:
Cash and cash equivalents	$227	$—	$—	$—	$227
Billed receivables, net of allowances of $24 in 2014	1,093	(25)	—	—	1,068
Contracts in process	2,763	(82)	(33)	—	2,648
Inventories	375	—	—	—	375
Deferred income taxes	118	26	—	—	144
Other current assets	126	8	30	(4)	160

Total current assets	4,702	(73)	(3)	(4)	4,622

Property, plant and equipment, net	1,028	5	—	—	1,033
Goodwill	7,821	—	—	—	7,821
Identifiable intangible assets	283	—	—	—	283
Deferred debt issue costs	23	—	—	—	23
Other assets	208	—	37	—	245

Total assets	$14,065	$(68)	$34	$(4)	$14,027

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable, trade	$590	$—	$—	$—	$590
Accrued employment costs	538	5	—	—	543
Accrued expenses	403	1	—	—	404
Advance payments and billings in excess of costs incurred	523	1	5	—	529
Income taxes	22	(10)	—	17	29
Other current liabilities	380	2	—	—	382

Total current liabilities	2,456	(1)	5	17	2,477

Pension and postretirement benefits	729	—	—	—	729
Deferred income taxes	679	3	—	(21)	661
Other liabilities	382	—	12	—	394
Long-term debt	3,631	—	—	—	3,631

Total liabilities	7,877	2	17	(4)	7,892

Equity:
L-3 shareholders’ equity:
L-3 Communications Holdings, Inc.’s common stock	5,767	—	—	—	5,767
L-3 Communications Holdings, Inc.’s treasury stock at cost	(5,421)	—	—	—	(5,421)
Retained earnings	5,895	(73)	18	2	5,842
Accumulated other comprehensive loss	(128)	—	—	—	(128)

Total L-3 shareholders’ equity	6,113	(73)	18	2	6,060
Noncontrolling interests	75	—	—	—	75

Total equity	6,188	(73)	18	2	6,135

Total liabilities and equity	$14,065	$(71)	$35	$(2)	$14,027

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

	As Previously Reported	Adjustments for:			As Revised
		Aerospace Systems Segment Internal Review	Sales-Type Lease Transaction	Out of Period Amounts
	(in millions, except per share data)
Unaudited Condensed Consolidated Statement of Operations, for the quarter ended March 28, 2014:
Net sales:
Products	$1,661	$(7)	$(5)	$—	$1,649
Services	1,310	(2)	—	—	1,308

Total net sales	2,971	(9)	(5)	—	2,957

Cost of sales:
Products	(1,467)	(4)	5	—	(1,466)
Services	(1,197)	(7)	—	(1)	(1,205)

Total cost of sales	(2,664)	(11)	5	(1)	(2,671)

Operating income	307	(20)	—	(1)	286
Interest expense	(43)	—	—	—	(43)
Interest and other income, net	3	—	2	—	5

Income before income taxes	267	(20)	2	(1)	248
Provision for income taxes	(85)	9	—	—	(76)

Net income	$182	$(11)	$2	$(1)	$172
Net income attributable to noncontrolling interests	(2)	—	—	—	(2)

Net income attributable to L-3	$180	$(11)	$2	$(1)	$170

Earnings per share attributable to L-3 Holdings’ common shareholders:
Basic	$2.09	$(0.13)	$0.02	$(0.01)	$1.97

Diluted	$2.01	$(0.12)	$0.02	$(0.01)	$1.90

Cash dividends paid per common share	$0.60	$—	$—	$—	$0.60

L-3 Holdings’ weighted average common shares outstanding:
Basic	86.1	—	—	—	86.1

Diluted	89.4	—	—	—	89.4

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

	As Previously Reported	Adjustments for:			As Revised
		Aerospace Systems Segment Internal Review	Sales-Type Lease Transaction	Out of Period Amounts
	(in millions, except per share data)
Unaudited Condensed Consolidated Statement of Operations, for the quarter ended March 29, 2013:
Net sales:
Products	$1,813	$(4)	$(2)	$14	$1,821
Services	1,372	(1)	—	5	1,376

Total net sales	3,185	(5)	(2)	19 (1)	3,197

Cost of sales:
Products	(1,620)	(1)	2	(3)	(1,622)
Services	(1,252)	(7)	—	(6)	(1,265)

Total cost of sales	(2,872)	(8)	2	(9)	(2,887)

Operating income	313	(13)	—	10	310
Interest expense	(43)	—	—	—	(43)
Interest and other income, net	3	—	1	(1)	3

Income before income taxes	273	(13)	1	9	270
Provision for income taxes	(79)	4	—	(3)	(78)

Net income	$194	$(9)	$1	$6	$192
Net income attributable to noncontrolling interests	(1)	—	—	—	(1)

Net income attributable to L-3	$193	$(9)	$1	$6	$191

Earnings per share attributable to L-3 Holdings’ common shareholders:
Basic	$2.14	$(0.10)	$0.01	$0.07	$2.12

Diluted	$2.11	$(0.10)	$0.01	$0.07	$2.09

Cash dividends paid per common share	$0.55	$—	$—	$—	$0.55

L-3 Holdings’ weighted average common shares outstanding:
Basic	90.3	—	—	—	90.3

Diluted	91.5	—	—	—	91.5

(1)	Includes rounding of $1 million.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

	As Previously Reported	Net Adjustments	As Revised
	(in millions)
Unaudited Condensed Consolidated Statement of Cash Flows for the quarter ended March 28, 2014:
Operating activities:
Net income	$182	$(10)	$172
Depreciation of property, plant and equipment	42	—	42
Amortization of intangibles and other assets	12	—	12
Deferred income tax provision	22	1	23
Stock-based employee compensation expense	15	—	15
Contributions to employee savings plans in L-3 Holdings’ common stock	44	—	44
Amortization of pension and postretirement benefit plans net loss and prior service cost	4	—	4
Amortization of bond discounts and deferred debt issue costs (included in interest expense)	2	—	2
Other non-cash items	1	—	1
Changes in operating assets and liabilities, excluding amounts from acquisitions and divestitures:
Billed receivables	(74)	1	(73)
Contracts in process	(236)	22	(214)
Inventories	(16)	—	(16)
Other assets	(4)	(6)	(10)
Accounts payable, trade	49	—	49
Accrued employment costs	(12)	2	(10)
Accrued expenses	(49)	(2)	(51)
Advance payments and billings in excess of costs incurred	(46)	—	(46)
Income taxes	38	(10)	28
Excess income tax benefits related to share-based payment arrangements	(14)	—	(14)
Other current liabilities	(8)	2	(6)
Pension and postretirement benefits	(2)	—	(2)
All other operating activities	(12)	—	(12)

Net cash (used in) from operating activities	$(62)	$—	$(62)

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

	As Previously Reported	Net Adjustments	As Revised
	(in millions)
Unaudited Condensed Consolidated Statement of Cash Flows for the quarter ended March 29, 2013:
Operating activities:
Net income	$194	$(2)	$192
Depreciation of property, plant and equipment	42	—	42
Amortization of intangibles and other assets	12	—	12
Deferred income tax provision	19	(1)	18
Stock-based employee compensation expense	14	—	14
Contributions to employee savings plans in L-3 Holdings’ common stock	32	—	32
Amortization of pension and postretirement benefit plans net loss and prior service cost	22	—	22
Amortization of bond discounts and deferred debt issue costs (included in interest expense)	2	—	2
Other non-cash items	3	—	3
Changes in operating assets and liabilities, excluding amounts from acquisitions and divestitures:
Billed receivables	(146)	—	(146)
Contracts in process	(145)	20	(125)
Inventories	8	—	8
Other assets	49	(2)	47
Accounts payable, trade	105	(11)	94
Accrued employment costs	13	4	17
Accrued expenses	(41)	—	(41)
Advance payments and billings in excess of costs incurred	(37)	—	(37)
Income taxes	51	—	51
Excess income tax benefits related to share-based payment arrangements	(2)	—	(2)
Other current liabilities	4	—	4
Pension and postretirement benefits	4	—	4
All other operating activities	(57)	(8)	(65)

Net cash (used in) from operating activities	$146	$—	$146

4.  Recently Issued Accounting Standards

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

In April 2014, the FASB issued an accounting standards update that provides new guidance on the accounting and reporting of discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

major effect on the organization’s operations and financial results. Additionally, the new guidance requires additional disclosures about discontinued operations. The update is effective for the Company for interim and annual periods beginning January 1, 2015. The adoption of this standard is not expected to impact the Company’s financial position, results of operations or cash flows and will only affect the treatment of future discontinued operations.

5.  Acquisitions

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

	First Quarter Ended
	March 28, 2014	March 29, 2013
	(in millions, except per share data)
Pro forma net sales	$2,964	$3,215
Pro forma net income attributable to L-3	$169	$191
Pro forma diluted earnings per share	$1.89	$2.09

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed these acquisitions on January 1, 2013.

6.  Contracts in Process

The components of contracts in process are presented in the table below.

	March 28, 2014	December 31, 2013
	(in millions)
Unbilled contract receivables, gross	$2,626	$2,502
Unliquidated progress payments	(990)	(1,035)

Unbilled contract receivables, net	1,636	1,467

Inventoried contract costs, gross	1,088	1,044
Unliquidated progress payments	(76)	(80)

Inventoried contract costs, net	1,012	964

Total contracts in process	$2,648	$2,431

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

	Year Ending December 31,
	2014	2015	2016	2017	2018
	(in millions)
Estimated amortization expense	$43	$41	$34	$32	$26

9.  Other Current Liabilities and Other Liabilities

The table below presents the components of other current liabilities.

	March 28, 2014	December 31, 2013
	(in millions)
Other Current Liabilities:
Accruals for pending and threatened litigation (see Note 18)	$7	$6
Accrued product warranty costs	76	75
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	75	78
Accrued interest	46	52
Deferred revenues	40	35
Other	138	137

Total other current liabilities	$382	$383

The table below presents the components of other liabilities.

	March 28, 2014	December 31, 2013
	(in millions)
Other Liabilities:
Non-current income taxes payable (see Note 11)	$177	$177
Deferred compensation	47	45
Accrued workers’ compensation	42	46
Accrued product warranty costs	21	24
Notes payable and capital lease obligations	12	15
Other	95	99

Total other liabilities	$394	$406

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

10.  Debt

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

L-3 Holdings

Under select conditions, including if L-3 Holdings’ common stock price is more than 120% (currently $106.90) of the then current conversion price (currently $89.08) for a specified period, the conversion feature of the CODES will require L-3 Holdings, upon conversion, to pay the holders of the CODES the principal amount in cash, and if the settlement amount exceeds the principal amount, the excess will be settled in cash or stock or a combination thereof, at the Company’s option. The current conversion rate is 11.2259 shares of common stock per $1,000 aggregate principal amount of CODES, which is equal to a conversion price of approximately $89.08 per share. At the current conversion price, the aggregate consideration to be delivered upon conversion would be determined based on 7.7 million shares of L-3 Holdings’ common stock. See Note 11 to the audited consolidated financial statements for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K/A, filed on October 10, 2014, for the fiscal year ended December 31, 2013, for additional information regarding the CODES, including conditions for conversion.

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

11.  Income Taxes

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

The effective tax rate for the quarter ended March 28, 2014 increased to 30.6% from 28.9% for the quarter ended March 29, 2013. The increase was primarily due to a tax benefit in the quarter ended March 29, 2013 of $12 million related to the U.S. Federal research and experimentation tax credit for 2012 and 2013, which did not recur in the quarter ended March 28, 2014. This increase was partially offset by a lower effective tax rate on foreign earnings.

As of March 28, 2014, the Company anticipates that unrecognized tax benefits will decrease by approximately $20 million over the next 12 months due to the potential resolution of unrecognized tax benefits involving several jurisdictions and tax periods. The actual amount of the decrease over the next 12 months could vary significantly depending on the ultimate timing and nature of any settlement.

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

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

12.  Amounts Reclassified Out of Accumulated Other Comprehensive (Loss) Income

The amounts reclassified from Accumulated Other Comprehensive (Loss) Income (AOCI) for the quarters ended March 28, 2014 and March 29, 2013 are presented in the table below.

	Foreign currency translation	Unrealized gains (losses) on hedging instruments	Unrecognized (losses) and prior service cost, net	Total accumulated other comprehensive (loss) income
	(in millions)
Balance at December 31, 2012	$167	$3	$(720)	$(550)
Other comprehensive loss before reclassifications	(34)	(3)	—	(37)
Amounts reclassified from other comprehensive income, net of tax	—	—	13	13

Net current period other comprehensive (loss) income	$(34)	$(3)	$13	$(24)

Balance at March 29, 2013	$133	$—	$(707)	$(574)

Balance at December 31, 2013	$142	$1	$(253)	$(110)
Other comprehensive loss before reclassifications, net of tax	(16)	(2)	—	(18)
Amounts reclassified from other comprehensive (loss) income, net of tax	—	(3)	3	—

Net current period other comprehensive (loss) income	(16)	(5)	3	(18)

Balance at March 28, 2014	$126	$(4)	$(250)	$(128)

Further details regarding the amounts reclassified from AOCI for the quarter ended March 28, 2014 are presented in the table below.

	Amount Reclassified from AOCI		Affected Line Item in the Unaudited Condensed Consolidated Statements of Operations
	First Quarter Ended
Details About AOCI	March 28, 2014	March 29, 2013
	(in millions)	(in millions)
Loss on hedging instruments	$(5)	$—	Cost of sales-products

	(5)	—	Income before income taxes
	2	—	Benefit for income taxes

	$(3)	$—	Net income

Amortization of defined benefit pension items:
Net loss	$4	$22	(a)

	4	22	Income before income taxes
	(1)	(9)	Provision for income taxes

	$3	$13	Net Income

Total reclassification for the period	$—	$13	Net Income

(a)	Amounts related to pension and postretirement benefit plans were reclassified from AOCI and recorded as a component of net periodic benefit cost (see Note 19 for additional information).

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

14.  L-3 Holdings’ Earnings Per Common Share

A reconciliation of basic and diluted earnings per share (EPS) is presented in the table below.

	First Quarter Ended
	March 28, 2014	March 29, 2013
	(in millions, except per share data)
Reconciliation of net income:
Net income	$172	$192
Net income attributable to noncontrolling interests	(2)	(1)

Net income attributable to L-3 Holdings’ common shareholders	$170	$191

Earnings per share attributable to L-3 Holdings’ common shareholders:
Basic:
Weighted average common shares outstanding	86.1	90.3

Basic earnings per share:
Net income	$1.97	$2.12

Diluted:
Common and potential common shares:
Weighted average common shares outstanding	86.1	90.3
Assumed exercise of stock options	3.4	3.4
Unvested restricted stock awards	1.7	1.7
Employee stock purchase plan contributions	—	0.2
Performance unit awards	0.2	0.1
Assumed purchase of common shares for treasury	(3.5)	(4.2)
Assumed conversion of the CODES(1)	1.5	—

Common and potential common shares	89.4	91.5

Diluted earnings per share:
Net income	$1.90	$2.09

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

(1)

L-3 Holdings’ CODES had no impact on diluted EPS for the quarterly period ended March 29, 2013 as the average market price of L-3 Holdings’ common stock during this period was less than the price at which the CODES would have been convertible into L-3 Holdings common stock. As of March 28, 2014, the conversion price was $89.08.

The computation of diluted EPS excluded shares for stock options and employee stock purchase plan contributions of 0.4 million and shares for stock options of 1.8 million for the quarterly periods ended March 28, 2014 and March 29, 2013, respectively, as they were anti-dilutive.

15.  Fair Value Measurements

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

16.  Financial Instruments

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

	March 28, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Senior Notes(1)	$2,942	$3,168	$2,941	$3,121
CODES(1)	689	911	689	830
Foreign currency forward contracts(2)	(5)	(5)	1	1

(1)	The Company measures the fair value of its Senior Notes and CODES using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.

(2)	See Note 17 for additional disclosures regarding the notional amounts and fair values of foreign currency forward contracts.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

17.  Derivative Financial Instruments

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

The table below presents the location of the Company’s derivative instruments recorded at fair value on the condensed consolidated balance sheets.

	March 28, 2014				December 31, 2013
	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Foreign currency forward contracts(1)	$4	$1	$7	$3	$5	$1	$3	$2
Derivatives not designated as hedging instruments:
Foreign currency forward contracts(1)	—	—	—	—	—	—	—	—
Embedded derivative related to the CODES	—	—	—	—	—	—	—	—

Total derivative instruments	$4	$1	$7	$3	$5	$1	$3	$2

(1)	See Note 15 for a description of the fair value hierarchy related to the Company’s foreign currency forward contracts.

The effect of gains or losses from foreign currency forward contracts was not material to the unaudited condensed consolidated statements of operations for the quarterly periods ended March 28, 2014 and March 29, 2013. At March 28, 2014, the estimated amount of existing gains that are expected to be reclassified into income within the next 12 months is $4 million.

18.  Commitments and Contingencies

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

19.  Pension and Other Postretirement Benefits

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

20.  Stock-Based Compensation

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

21.  Supplemental Cash Flow Information

	First Quarter Ended
	March 28, 2014	March 29, 2013
	(in millions)
Interest paid on outstanding debt	$48	$48
Income tax payments	26	19
Income tax refunds	1	10

22.  Segment Information

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

The tables below present net sales, operating income, depreciation and amortization and total assets by reportable segment.

	First Quarter Ended
	March 28, 2014	March 29, 2013
	(in millions)
Net Sales:
Aerospace Systems	$1,074	$1,191
Electronic Systems	1,098	1,137
Communication Systems	517	575
NSS	305	331
Elimination of intercompany sales	(37)	(37)

Consolidated total	$2,957	$3,197

Operating Income:
Aerospace Systems	$93	$127
Electronic Systems	125	117
Communication Systems	50	45
NSS	18	21

Consolidated total	$286	$310

Depreciation and amortization:
Aerospace Systems	$10	$9
Electronic Systems	29	30
Communication Systems	12	12
NSS	3	3

Consolidated total	$54	$54

	March 28, 2014	December 31, 2013
	(in millions)
Total Assets:
Aerospace Systems	$3,148	$3,087
Electronic Systems	7,027	6,928
Communication Systems	2,128	2,130
NSS	1,338	1,247
Corporate	386	596

Consolidated total	$14,027	$13,988

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

24.  Condensed Combining Financial Information of L-3 Communications and Its Subsidiaries

L-3 Communications is a 100% owned subsidiary of L-3 Holdings. The debt of L-3 Communications, including the Senior Notes and borrowings under amounts drawn against the Amended and Restated Revolving Credit Facility is guaranteed, on a joint and several, full and unconditional basis, by certain of its domestic subsidiaries (the “Guarantor Subsidiaries”) and, in the case of the Amended and Restated Revolving Credit Facility, by L-3 Holdings. The debt of L-3 Holdings, including the CODES, is guaranteed on a joint and several, full and unconditional basis, by L-3 Communications and the Guarantor Subsidiaries. See Note 11 to the audited consolidated financial statements for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K/A, filed on October 10, 2014, for the fiscal year ended December 31, 2013. The foreign subsidiaries and certain domestic subsidiaries of L-3 Communications (the “Non-Guarantor Subsidiaries”) do not guarantee the debt of L-3 Communications or L-3 Holdings. None of the debt of L-3 Communications has been issued by its subsidiaries. There are no restrictions on the payment of dividends from the Guarantor Subsidiaries to L-3 Communications or from L-3 Communications to L-3 Holdings.

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

As discussed in Note 3, the Company is revising its previously issued financial statements. As part of that revision, the Company has revised the accompanying condensed combining financial statements contained herein. The adjustments related to the internal review of the Aerospace Systems segment, excluding certain adjustments related to the Platform Systems segment, were recorded as adjustments to the Guarantor Subsidiaries financial statement amounts. Adjustments from the internal review that related to a foreign subsidiary of the Platform Systems segment, with a cumulative operating impact through March 28, 2014 of $14 million, were recorded to the Non-Guarantor Subsidiaries financial statement amounts. The adjustments for the accounting related to a sales-type lease transaction for flight simulator systems within its Electronic Systems segment have been recorded as adjustments to the L-3 Communications financial statement amounts. The adjustments for the previously identified immaterial errors were recorded as adjustments to the Guarantor Subsidiaries financial statement amounts.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Balance Sheets:
At March 28, 2014:
Current assets:
Cash and cash equivalents	$—	$57	$—	$182	$(12)	$227
Billed receivables, net	—	343	458	267	—	1,068
Contracts in process	—	996	1,260	392	—	2,648
Other current assets	—	357	147	175	—	679

Total current assets	—	1,753	1,865	1,016	(12)	4,622
Goodwill	—	2,307	4,327	1,187	—	7,821
Other assets	—	821	522	241	—	1,584
Investment in and amounts due from consolidated subsidiaries	6,749	7,203	3,661	—	(17,613)	—

Total assets	$6,749	$12,084	$10,375	$2,444	$(17,625)	$14,027

Current liabilities	$—	$921	$932	$636	$(12)	$2,477
Amounts due to consolidated subsidiaries	—	—	—	380	(380)	—
Other long-term liabilities	—	1,472	191	121	—	1,784
Long-term debt	689	3,631	—	—	(689)	3,631

Total liabilities	689	6,024	1,123	1,137	(1,081)	7,892

L-3 shareholders’ equity	6,060	6,060	9,252	1,307	(16,619)	6,060
Noncontrolling interests	—	—	—	—	75	75

Total equity	6,060	6,060	9,252	1,307	(16,544)	6,135

Total liabilities and equity	$6,749	$12,084	$10,375	$2,444	$(17,625)	$14,027

At December 31, 2013:
Current assets:
Cash and cash equivalents	$—	$258	$—	$261	$(19)	$500
Billed receivables, net	—	364	401	226	—	991
Contracts in process	—	925	1,152	354	—	2,431
Other current assets	—	344	159	169	—	672

Total current assets	—	1,891	1,712	1,010	(19)	4,594
Goodwill	—	2,307	4,326	1,163	—	7,796
Other assets	—	838	532	228	—	1,598
Investment in and amounts due from consolidated subsidiaries	6,670	6,940	3,744	—	(17,354)	—

Total assets	$6,670	$11,976	$10,314	$2,401	$(17,373)	$13,988

Current liabilities	$—	$914	$1,011	$628	$(19)	$2,534
Amounts due to consolidated subsidiaries	—	—	—	270	(270)	—
Other long-term liabilities	—	1,451	193	124	—	1,768
Long-term debt	689	3,630	—	—	(689)	3,630

Total liabilities	689	5,995	1,204	1,022	(978)	7,932

L-3 shareholders’ equity	5,981	5,981	9,110	1,379	(16,470)	5,981
Noncontrolling interests	—	—	—	—	75	75

Total equity	5,981	5,981	9,110	1,379	(16,395)	6,056

Total liabilities and equity	$6,670	$11,976	$10,314	$2,401	$(17,373)	$13,988

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Statements of Operations:
For the quarter ended March 28, 2014:
Total net sales	$—	$863	$1,625	$543	$(74)	$2,957
Total cost of sales	(15)	(769)	(1,481)	(495)	89	(2,671)

Operating (loss) income	(15)	94	144	48	15	286
Interest expense	(5)	(43)	—	—	5	(43)
Interest and other income, net	—	5	—	—	—	5

(Loss) income before income taxes	(20)	56	144	48	20	248
Benefit (provision) for income taxes	6	(15)	(45)	(16)	(6)	(76)
Equity in net income of consolidated subsidiaries	184	129	—	—	(313)	—

Net income	170	170	99	32	(299)	172
Net income attributable to noncontrolling interests	—	—	—	—	(2)	(2)

Net income attributable to L-3	$170	$170	$99	$32	$(301)	$170

Comprehensive income attributable to L-3	$152	$152	$96	$15	$(263)	$152

For the quarter ended March 29, 2013:
Total net sales	$—	$946	$1,740	$590	$(79)	$3,197
Total cost of sales	(14)	(864)	(1,571)	(531)	93	(2,887)

Operating (loss) income	(14)	82	169	59	14	310
Interest expense	(5)	(43)	—	—	5	(43)
Interest and other income, net	—	3	(1)	1	—	3

(Loss) income before income taxes	(19)	42	168	60	19	270
Benefit (provision) for income taxes	5	(12)	(48)	(18)	(5)	(78)
Equity in net income of consolidated subsidiaries	205	161	—	—	(366)	—

Net income	191	191	120	42	(352)	192
Net income attributable to noncontrolling interests	—	—	—	—	(1)	(1)

Net income attributable to L-3	$191	$191	$120	$42	$(353)	$191

Comprehensive income attributable to L-3	$167	$167	$120	$5	$(292)	$167

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Overview and Outlook

Explanatory Note

We are filing this Amendment No. 1 (this “Amendment” or “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended March 28, 2014 following the completion of the internal review of our Aerospace Systems segment, which is discussed below. Our Quarterly Report on Form 10-Q for the quarter ended March 28, 2014 (the “Form 10-Q”) was originally filed with the Securities and Exchange Commission (the “SEC”) on May 1 2014. At the time of filing our Form 10-Q, we determined that our disclosure controls and procedures (“DC&P”) were effective as of March 28, 2014.

This Amendment revises Part I, Item 4, Controls and Procedures, as it relates to our conclusions regarding the effectiveness of our DC&P. As disclosed in our Current Report on Form 8-K filed with the SEC on September 26, 2014, as part of the findings from the internal review of the Aerospace Systems segment, we identified certain material weaknesses in our internal control over financial reporting (“ICFR”), that existed as of March 28, 2014. Solely as a result of these material weaknesses, we have concluded that our DC&P were not effective as of March 28, 2014.

In addition to the revision in Part I, Item 4 described above, this Amendment revises previously issued financial statements for: (1) accounting adjustments due to the internal review at our Aerospace Systems segment, (2) accounting error related to a sales-type lease transaction for flight simulator systems within our Electronic Systems segment, and (3) previously identified immaterial errors already recognized in our financial statements but not recorded in the appropriate periods. The accounting errors related to the sales-type lease transaction and immaterial out of period amounts are not related to the internal review at our Aerospace Systems segment.

Controls and Procedures: As part of the internal review of our Aerospace Systems segment, discussed below, we identified material weaknesses in our ICFR. The material weaknesses, further discussed in Item 4, Controls and Procedures, on page 56, are: (1) the Company did not maintain an effective control environment at its Aerospace Systems segment, with respect to: (i) inadequate execution of existing controls around the annual review and approval of contract (revenue arrangement) estimates; (ii) not following established Company accounting policies, controls and procedures, and (iii) intentional override of numerous transactional and monitoring internal controls at our Army Sustainment division; and (2) Company personnel did not perform reviews of certain employee concerns regarding violations of our accounting policies and ICFR in a sufficient and effective manner.

Internal Review of Aerospace Systems Segment: We conducted an internal review related to instances of misconduct and accounting errors at our Aerospace Systems segment. This review was conducted with the assistance of outside legal and accounting advisors, and has been completed. As a result of the internal review, we identified and recorded aggregate pre-tax charges as follows: (1) $60 million for 2013, (2) $25 million for 2012, (3) $5 million for 2011, and (4) $4 million for periods prior to 2011. Furthermore, our quarterly report on Form 10-Q for the three and six month periods ended June 27, 2014 and the three month period ended March 28, 2014 also include aggregate pre-tax charges related to the internal review of Aerospace Systems segment. The aggregate pre-tax charge related to the internal review of Aerospace Systems segment for the three months ended March 28, 2014 is approximately $20 million and for the three months ended June 27, 2014 is approximately $55 million.

The adjustments related to the internal review only affected the Logistics Solutions and Platform Systems sectors of the Aerospace Systems segment. The cumulative aggregate adjustments attributable to the Logistics Solutions sector are approximately $117 million, and at the Platform Systems sector are approximately

$52 million. The Logistics Solutions sector adjustments relate to: (1) losses of $69 million with respect to the U.S. Army C-12 fixed-price maintenance and logistics support contract due to cost overruns inappropriately deferred, sales invoices inappropriately prepared, and the failure to timely and accurately perform contract estimates at completion and valuation assessments of inventories and receivables, at our Army Sustainment Division, and (2) accounting errors of $48 million in connection with the valuation of inventories and receivables, as well as correction for certain accruals on other logistics support contracts. The Platform Systems sector adjustments are primarily due to: (1) losses of $37 million on two aircraft modification contracts and two contracts for rotary wing sub-assemblies and parts, and (2) write-offs of deferred of $15 million costs to design and test aerostructures for a new commercial aircraft.

Sales-Type Lease Transaction: We routinely perform on-site accounting and internal control review procedures on a rotational basis. As part of a previously planned review of our Simulation & Training business in the Electronic Systems segment and unrelated to the internal review at the Aerospace Systems segment, we evaluated the accounting treatment related to a sales-type lease transaction with the U.S. Army for rotary wing flight simulator systems. The period of performance under this contract began in 2004 and ends in 2023. Based on the results of this evaluation, we have adjusted our previously issued financial statements to: (1) increase interest income accretion on the net investment related to this sales-type lease transaction by an estimated aggregate amount of approximately $5 million for 2013, $3 million for each of 2012 and 2011 and $12 million for periods prior to 2011, and (2) decrease sales by approximately $7 million for 2013 and decrease cost of sales by approximately $7 million for 2013 and $5 million for periods prior to 2011. Furthermore, our quarterly report on Form 10-Q for the three and six month periods ended June 27, 2014 and this Form 10-Q/A also include an increase in interest income accretion of $2 million and a decrease in sales of approximately $8 million and related decrease in cost of sales by approximately $7 million.

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

With respect to each of these immaterial out of period amounts included in the Company’s previously issued financial statements, the table below presents the: (1) nature of the adjustments, (2) applicable segment and (3) amount of increase (or decrease) to sales and operating income for the quarters ended December 31, September 27, June 28, and March 29, 2013.

		December 31, 2013		September 27, 2013		June 28, 2013		March 29, 2013
Nature of Adjustment	Applicable Segment	Sales	Operating Income	Sales	Operating Income	Sales	Operating Income	Sales	Operating Income
		($ in millions)
Higher development and material costs for networked communications systems	Communication Systems	$—	$—	$—	$—	$—	$—	$10	$10

Sub-contractor subscription deposit	Aerospace Systems	5	—	7	1	7	1	7	1

Costs accruals for goods/services received	Aerospace Systems	—	—	—	—	—	—	5	1

Unrecorded liabilities	Aerospace Systems	—	—	—	—	—	—	(2)	—

Accrued vacation	Aerospace Systems	—	6	—	(2)	—	(2)	—	(2)

Overstated revenue	Aerospace Systems	4	—	(4)	—	—	—	—	—

Warranty reserve	Electronic Systems	—	—	—	—	—	—	—	—

Total		$9	$6	$3	$(1)	$7	$(1)	$20	$10

The table below presents the impact of the matters discussed above on sales and pre-tax income in total, for the six month period ended June 27, 2014, years ended December 31, 2013, 2012 and 2011, and for the years ended prior to December 31, 2011.

	Total		Six Months 2014		2013		2012		2011		Prior to 2011
	Sales	Pre-tax Income	Sales	Pre-tax Income	Sales	Pre-tax Income	Sales	Pre-tax Income	Sales	Pre-tax Income	Sales	Pre-tax Income
	(in millions)
Army C-12 Contract	$(32)	$(69)	$(3)	$(15)	$(25)	$(35)	$(3)	$(16)	$(1)	$(3)	$—	$—
Other Logistics Support Contracts	(5)	(48)	—	(20)	(2)	(11)	(2)	(11)	—	(2)	(1)	(4)

Logistics Solutions	(37)	(117)	(3)	(35)	(27)	(46)	(5)	(27)	(1)	(5)	(1)	(4)
Platform Systems	(21)	(52)	(12)	(40)	(12)	(14)	3	2	—	—	—	—

Total Internal Review of Aerospace Systems Segment	(58)	(169)	(15)	(75)	(39)	(60)	(2)	(25)	(1)	(5)	(1)	(4)
Sales-Type Lease Transaction	(15)	29	(8)	1	(7)	5	—	3	—	3	—	17
Out of Period Amounts	—	—	—	—	39	14	(36)	(18)	(3)	4	—	—

Total Revisions	$(73)	$(140)	$(23)	$(74)	$(7)	$(41)	$(38)	$(40)	$(4)	$2	$(1)	$13

The table below presents the impact of the matters discussed above on sales and pre-tax income for the quarters ended June 27 and March 28, 2014, December 31, September 27, June 28, and March 29, 2013.

	June 27, 2014		March 28, 2014		December 31, 2013		September 27, 2013		June 28, 2013		March 29, 2013
	Sales	Pre-tax Income	Sales	Pre-tax Income	Sales	Pre-tax Income	Sales	Pre-tax Income	Sales	Pre-tax Income	Sales	Pre-tax Income
	(in millions)
Army C-12 Contract	$(1)	$(11)	$(2)	$(4)	$(24)	$(20)	$3	$(2)	$(3)	$(7)	$(1)	$(6)
Other Logistics Support Contracts	—	(15)	—	(5)	(1)	(2)	(1)	(5)	—	(2)	—	(2)

Logistics Solutions	(1)	(26)	(2)	(9)	(25)	(22)	2	(7)	(3)	(9)	(1)	(8)
Platform Systems	(6)	(29)	(6)	(11)	(2)	(2)	1	—	(6)	(6)	(5)	(6)

Total Internal Review of Aerospace Systems Segment	(7)	(55)	(8)	(20)	(27)	(24)	3	(7)	(9)	(15)	(6)	(14)
Sales-Type Lease Transaction	(3)	1	(5)	—	(3)	1	(1)	2	(1)	1	(2)	1
Out of Period Amounts	—	—	—	—	9	6	3	(1)	7	(1)	20	10

Total Revisions	$(10)	$(54)	$(13)	$(20)	$(21)	$(17)	$5	$(6)	$(3)	$(15)	$12	$(3)

For additional information regarding the effect the adjustments above had on previously issued financial statements, see Note 3 on page 9.

In accordance with ASC 650-10-S99 and S55, we performed an analysis to determine if the impact of the amounts disclosed above were material to previously issued financial statements. Based on that analysis, we believe that previously issued financial statements are not materially misstated on either a quantitative or qualitative basis. However, we believe that correcting these errors in the quarterly report on Form 10-Q for the second quarter of 2014 would, in the aggregate, cause a material misstatement to forecasted pre-tax income and net income for the fiscal year ending December 31, 2014. Accordingly, we are correcting these errors by revising our previously issued financial statements to record all the adjustments in the tables above in the appropriate period.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the revisions for the 2014 First Quarter and the 2013 First Quarter. See Note 3 to our unaudited condensed consolidated financial statements contained in this Form 10Q/A, which accompany the financial statements in Part I, Item 1 of this Form 10-Q/A for further detail. In addition, for further information regarding matters related to the revisions, related findings with respect to our disclosure controls and procedures, the identified material weaknesses and related remedial actions, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

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

Financial information with respect to our segments is included in Results of Operations within this section and in Note 22 to our unaudited condensed consolidated financial statements. Financial information for the quarter ended March 29, 2013 (2013 First Quarter) in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been revised for the segment realignment discussed above.

For the year ended December 31, 2013, we generated sales of $12,622 million. Our primary customer was the DoD. The table below presents a summary of our consolidated 2013 sales by major category of end customer and the percent contributed by each to our consolidated 2013 sales.

	2013 Sales	% of 2013 Sales
	(in millions)
DoD	$8,589	68%
Other U.S. Government	597	5

Total U.S. Government	9,186	73%
International (foreign governments)	1,747	14
Commercial — international	1,067	8
Commercial — domestic	622	5

Total sales	$12,622	100%

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

While we believe that L-3 is well positioned to benefit from several of the DoD’s focus areas, declining DoD budgets will generally pressure and possibly reduce funding for some of our contracts, which could reduce our sales and operating income and negatively impact our results of operations and cash flows. Uncertainty continues to exist, even with the recent passage of the BBA, regarding how sequestration cuts will be implemented in future fiscal year DoD budgets and what challenges this may present for the defense industry, including L-3, our customers and suppliers. Furthermore, while members of Congress and the Administration continue to discuss various options to address sequestration and the U.S. Government’s overall fiscal challenges, we cannot predict the outcome of these efforts. We do not believe the FY 2014 sequester cuts to the DoD budget will have a significant negative impact on our results of operations or cash flows for the year ending December 31, 2014. However, depending on how future sequestration cuts are implemented, sequestration could have a material, negative impact on our results of operations and cash flows in the future. In addition, declining DoD budgets due to sequestration or other reductions could also potentially trigger non-cash goodwill impairment charges depending on how these reductions impact each of our reporting units. (See the discussion regarding goodwill in “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” included in our Annual Report on Form 10-K/A, filed on October 10, 2014, for the fiscal year ended December 31, 2013.)

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

Sales Trend. For the 2014 First Quarter, consolidated net sales of $2,957 million decreased by $240 million, or 7.5%, compared to the 2013 First Quarter, due to a decrease in organic sales of $253 million, or 7.9%, partially offset by net sales from acquisitions of $14 million, or 0.5%. See Results of Operations, including segment results below for a discussion of sales.

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

Operating Income Trend. Operating income for the 2014 First Quarter was $286 million, a decrease of 7.7% from $310 million for the 2013 First Quarter. Our operating margin was unchanged for both the 2014 First Quarter and the 2013 First Quarter. See Results of Operations, including segment results below for a discussion of operating margin.

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

Business Acquisitions and Dispositions

Our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013 summarizes the business acquisitions and dispositions that we completed during the three years ended December 31, 2013. During the 2014 First Quarter, we acquired Data Tactics Corporation (L-3 Data Tactics) with $57 million of cash on hand. Business acquisitions are included in our consolidated results of operations from their dates of acquisition. See Note 5 to our unaudited condensed consolidated financial statements for a discussion of our business acquisitions.

Results of Operations

The following information should be read in conjunction with our unaudited condensed consolidated financial statements contained in this quarterly report. Our results of operations for the periods presented are affected by our business acquisitions. See Note 5 to our unaudited condensed consolidated financial statements for a discussion of our business acquisitions.

Consolidated Results of Operations

The table below provides selected financial data for L-3 for the 2014 First Quarter compared with the 2013 First Quarter.

	First Quarter Ended		Increase/ (decrease)
(in millions, except per share data)	March 28, 2014	March 29, 2013
Net sales	$2,957	$3,197	(8)%
Operating income	$286	$310	(8)%
Operating margin	9.7%	9.7%	—
Interest expense	$43	$43	—
Interest and other income, net	$5	$3	nm
Effective income tax rate	30.6%	28.9%	170	bpts
Net income attributable to L-3	$170	$191	(11)%
Diluted earnings per share	$1.90	$2.09	(9)%
Diluted weighted average common shares outstanding	89.4	91.5	(2)%
nm — not meaningful

Net Sales: For the 2014 First Quarter, consolidated net sales of $3.0 billion decreased $240 million, or 8%, compared to the 2013 First Quarter. Sales to the U.S. Government, including the DoD declined 12% and impacted each segment. Acquired businesses, which are included in the Electronic Systems and NSS segments, increased net sales by $14 million in the 2014 First Quarter. Net sales to international and commercial customers increased 7%, or $52 million, to $850 million in the 2014 First Quarter, compared to $798 million in the 2013 First Quarter. Net sales to international and commercial customers, as a percentage of consolidated net sales, increased to 29% for the 2014 First Quarter as compared to 25% for the 2013 First Quarter.

Sales of products decreased by $172 million to $1,649 million, or 56% of consolidated net sales, for the 2014 First Quarter, compared to $1,821 million, or 57% of consolidated net sales, for the 2013 First Quarter. Sales of products decreased for: (1) Broadband Communication Systems primarily due to lower volume as contracts near completion and demand declines due to sequestration, other DoD budget reductions and the U.S. military drawdown from Afghanistan, (2) ISR Systems due to sales of small ISR aircraft to the United States Air Force (USAF) in the 2013 First Quarter, (3) Sensor Systems primarily due to the completion of a force protection contract and lower volume primarily for airborne EO/IR turrets due to the U.S. military drawdown from Afghanistan, (4) Platform Systems primarily due to the USAF Joint Cargo Aircraft (JCA) program nearing completion, reduced volume for U.S. Navy maritime patrol aircraft from reduced funding, and reduced deliveries of aircraft cabin assemblies, and (5) Precision Engagement & Training primarily due to reduced deliveries and volume for trainers and completed contracts for guidance products.

Sales of services decreased by $68 million to $1,308 million, or 44% of consolidated net sales, for the 2014 First Quarter, compared to $1,376 million, or 43% of consolidated net sales, for the 2013 First Quarter. Sales of services decreased primarily due to: (1) lower volume for small ISR aircraft systems due to the drawdown from Afghanistan, (2) reduced volume for JCA fleet management services, (3) lower demand for aircraft maintenance services from the Canadian Department of Defence (DND), and (4) reduced volume for technical and information technology (IT) support services due to lower demand and completed contracts. See the reportable segment results below for additional discussion of our sales trends.

Operating income and operating margin: Operating income for the 2014 First Quarter of $286 million decreased $24 million, or 8%, compared to the 2013 First Quarter. Operating margin was unchanged at 9.7% for both the 2014 First Quarter and the 2013 First Quarter. Operating margin increased by 80 basis points primarily due to lower pension expense of $24 million. Lower sales and mix changes primarily for Aerospace Systems, were partially offset by improved contract performance across several business areas, reduced operating margin by approximately 70 basis points. Additionally, 2014 First Quarter severance charges increased $3 million to $8 million compared to the 2013 First Quarter, reducing operating margin by 10 basis points. See the reportable segment results below for additional discussion of our operating margin trends.

Effective income tax rate: The effective tax rate for the 2014 First Quarter increased to 30.6% from 28.9% for the same period last year. The increase is primarily due to a $12 million tax benefit for the retroactive reinstatement in the 2013 First Quarter of the U.S. Federal research and experimentation (R&E) tax credit for 2012 and 2013, compared to no R&E tax credit in the 2014 First Quarter. This increase was partially offset by a lower effective tax rate on foreign earnings.

Net income attributable to L-3 and diluted earnings per share (EPS): Net income attributable to L-3 in the 2014 First Quarter decreased 11% to $170 million compared to the 2013 First Quarter and diluted EPS decreased 9% to $1.90 from $2.09.

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

Reportable Segment Results of Operations

The table below presents selected data by reportable segment reconciled to consolidated totals. See Note 22 to our unaudited condensed consolidated financial statements contained in this quarterly report for additional reportable segment data.

	First Quarter Ended
	March 28, 2014	March 29, 2013
	(dollars in millions)
Net sales:(1)
Aerospace Systems	$1,073	$1,190
Electronic Systems	1,077	1,109
Communication Systems	503	568
NSS	304	330

Consolidated net sales	$2,957	$3,197

Operating income:
Aerospace Systems	$93	$127
Electronic Systems	125	117
Communication Systems	50	45
NSS	18	21

Consolidated operating income	$286	$310

Operating margin:
Aerospace Systems	8.7%	10.7%
Electronic Systems	11.6%	10.6%
Communication Systems	9.9%	7.9%
NSS	5.9%	6.4%
Consolidated operating margin	9.7%	9.7%

(1)	Net sales are after intercompany eliminations.

Aerospace Systems

	First Quarter Ended		Decrease
	March 28, 2014	March 29, 2013
	(dollars in millions)
Net sales	$1,073	$1,190	(9.8)%
Operating income	$93	$127	(26.8)%
Operating margin	8.7%	10.7%	(200	) bpts

Aerospace Systems net sales for the 2014 First Quarter decreased by $117 million, or 10%, compared to the 2013 First Quarter. Sales decreased $66 million for Platform Systems and $51 million for ISR Systems. Sales for Logistics Solutions remained substantially the same. Platform Systems sales decreased: (1) $28 million due to lower USAF JCA volume as the contract nears completion, (2) $24 million primarily due to lower volume for aircraft maintenance for the DND due to timing and reduced funding and certain international commercial modification contracts nearing completion, (3) $17 million primarily due to lower volume for U.S. Navy maritime patrol aircraft resulting from reduced funding caused by U.S. Government sequestration cuts, and (4) $16 million due to reduced deliveries of aircraft cabin assemblies. These decreases were partially offset by a sales increase of $19 million for Australia C-27J aircraft due to timing of contract deliverables. ISR Systems sales declined primarily due to lower sales and volume for small ISR aircraft and aircraft systems due to the U.S. military drawdown in Afghanistan, partially offset by higher volume for logistic support and fleet management services to the DoD and ISR platforms for foreign military customers.

Aerospace Systems operating income for the 2014 First Quarter decreased by $34 million, or 27%, compared to the 2013 First Quarter. Operating margin declined by 200 basis points to 8.7%. Operating margin declined by 330 basis points primarily due to lower sales and mix changes at ISR Systems and sales mix changes at Logistics Solutions. This decrease was partially offset by 60 basis points due to improved contract performance and 70 basis points due to lower pension expense of $8 million.

Electronic Systems

	First Quarter Ended		Increase/ (decrease)
	March 28, 2014	March 29, 2013
	(dollars in millions)
Net sales	$1,077	$1,109	(2.9)%
Operating income	$125	$117	6.8%
Operating margin	11.6%	10.6%	100	bpts

Electronic Systems net sales for the 2014 First Quarter decreased by $32 million, or 3%, compared to the 2013 First Quarter. Sales decreased: (1) $42 million for Precision Engagement & Training due to reduced deliveries of U.S. Army rotary wing training systems for the Flight School XXI program, lower volume for upgrades for F/A-18 flight simulator trainers and completed contracts for guidance products and (2) $38 million for Sensor Systems primarily due to the completion of a contract for force protection products for a foreign ministry of defense and lower volume for airborne EO/IR turrets due to the U.S. military drawdown from Afghanistan. These decreases were partially offset by sales increases of $22 million primarily due to the timing of deliveries of commercial shipbuilding products and $16 million for Power & Propulsion Systems due to higher volume on an engine contract to a foreign military and the Missile Defense Agency’s air-launched ballistic missile target programs. Sales from the Mustang Technology Group acquisition added $10 million.

Electronic Systems operating income for the 2014 First Quarter increased by $8 million, or 7%, compared to the 2013 First Quarter. Operating margin increased by 100 basis points to 11.6%. Lower pension expense of $8 million increased operating margin by 70 basis points and improved contract performance, primarily for Precision Engagement & Training, increased operating margin by 70 basis points. These increases were partially offset by 40 basis points due to lower sales and mix changes primarily for Sensor Systems.

Communication Systems

	First Quarter Ended		Increase/ (decrease)
	March 28, 2014	March 29, 2013
	(dollars in millions)
Net sales	$503	$568	(11.4)%
Operating income	$50	$45	11.1%
Operating margin	9.9%	7.9%	200	bpts

Communication Systems net sales for the 2014 First Quarter decreased by $65 million, or 11%, compared to the 2013 First Quarter. Sales decreased $37 million for Tactical Satellite Communications products primarily due to reduced deliveries of mobile and ground-based satellite communications systems for the U.S. military due to lower demand and $39 million for Broadband Communication Systems primarily due to: (1) lower U.S. Army demand for remote video terminals and ISR support services primarily driven by the U.S. military drawdown from Afghanistan and (2) lower volume for airborne and ground-based networked communication systems as contracts near completion and demand declines due to sequestration and other DoD budget reductions. These decreases were partially offset by an increase of $11 million for Space & Power Systems primarily due to increased deliveries of power devices for commercial satellites.

Communication Systems operating income for the 2014 First Quarter increased by $5 million, or 11%, compared to the 2013 First Quarter. Operating margin increased 200 basis points to 9.9%. Operating margin increased 80 basis points primarily due to lower development and production costs for Broadband Communication Systems and 160 basis points due to lower pension expense of $8 million. These increases were partially offset by 40 basis points due to higher severance costs of $2 million compared to the 2013 First Quarter.

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

On March 31, 2014, we notified holders of our 3% Convertible Contingent Debt Securities (CODES) that they are currently entitled to convert all or a portion of their CODES. The CODES are convertible because the closing prices of L-3 Holdings common stock met the trading price condition of the CODES during the 2014 First Quarter. See Note 10 to our unaudited condensed consolidated financial statements contained in this quarterly report for a description of the trading price condition. The holders’ right to convert began March 31, 2014 and ends on June 27, 2014. As previously announced, we will settle the entire conversion obligation with respect to converted CODES, if any, in cash. We anticipate funding any converted CODES with cash on hand and from borrowings under our revolving credit facility and/or through the issuance of new debt. At March 28, 2014, the conversion value of the CODES was approximately $900 million, of which $4 million relates to an income tax recapture liability. The income tax recapture liability is based on the difference between the tax basis and conversion value of the CODES. At December 31, 2013, the deferred tax liability related to the income tax recapture was $81 million.

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

Balance Sheet

Billed receivables increased by $77 million to $1,068 million at March 28, 2014, from $991 million at December 31, 2013 primarily due to the timing of billings and collections primarily for Marine & Power Systems, Integrated Sensor Systems, Platform Systems and Precision Engagement & Training and $4 million from the L-3 Data Tactics business acquisition, partially offset by collections for Broadband Communication Systems.

Contracts in process increased by $217 million to $2,648 million at March 28, 2014, from $2,431 million at December 31, 2013 due to an increase of $166 million in unbilled contracts receivables, $48 million in inventoried contract costs, $4 million from the L-3 Data Tactics business acquisition, and $1 million for reclassification adjustments, partially offset by a $2 million decrease for foreign currency translation adjustments. The increase in unbilled contracts receivables is primarily due to sales exceeding billings for NSS, ISR Systems, Broadband Communication Systems, Platform Systems and Space & Propulsion Systems. The increase in inventoried contract costs is due to the timing of deliveries across several business areas, primarily Warrior Systems, Precision Engagement & Training and Sensor Systems partially offset by decreases in COMSEC & Specialty RF Products.

L-3’s receivables days sales outstanding (DSO) was 79 at March 28, 2014, compared with 71 at December 31, 2013 and 75 at March 29, 2013. We calculate our DSO by dividing: (1) our aggregate end of period billed receivables and net unbilled contract receivables, by (2) our trailing 12 month sales adjusted, on a pro forma basis, to include sales from business acquisitions and exclude sales from business divestitures that we completed as of the end of the period, multiplied by the number of calendar days in the trailing 12 month period (364 days at March 28, 2014, 365 days at December 31, 2013 and 364 days at March 29, 2013). Our trailing 12 month pro forma sales were $12,451 million at March 28, 2014, $12,657 million at December 31, 2013 and $13,193 million at March 29, 2013. The increase in DSO was primarily due to the increase in billed receivables and net unbilled contract receivables and the decline in our trailing 12 months pro forma sales.

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

Operating Activities

We used $62 million of cash from operating activities during the 2014 First Quarter, a decrease of $208 million compared with $146 million of cash generated from operating activities during the 2013 First Quarter. The use of cash in the 2014 First Quarter compared to cash generated in the 2013 First Quarter was due to: (1) $186 million of more cash used for changes in operating assets and liabilities due to increases in working capital primarily for contracts in process, accounts payable and inventory, (2) lower net income of $20 million and (3) lower non-cash expenses of $2 million primarily due to lower pension expense. See the discussion above under “Liquidity and Capital Resources — Balance Sheet” for additional information on changes in operating assets and liabilities.

Investing Activities

During the 2014 First Quarter, we used $86 million of cash, including $57 million for the acquisition of L-3 Data Tactics and $30 million for capital expenditures. The 2013 First Quarter includes $49 million for capital expenditures.

Financing Activities

Debt

At March 28, 2014, total outstanding debt was $3,631 million, of which $2,942 million was senior debt and $689 million was CODES, compared to $3,630 million at December 31, 2013, of which $2,941 million was senior debt and $689 million was CODES. At March 28, 2014, there were no borrowings or letters of credit outstanding under our $1 billion Amended and Restated Revolving Credit Facility and we had all of our $1 billion facility available for future borrowings. We also had $614 million of outstanding standby letters of credit with financial institutions covering performance and financial guarantees per contractual requirements with certain customers, at March 28, 2014. These standby letters of credit may be drawn upon in the event that we do not perform on certain of our contractual requirements. At March 28, 2014, our outstanding senior notes mature between November 15, 2016 and February 15, 2021. See “Liquidity and Capital Resources — Anticipated Sources and Uses of Cash Flow” within this section for information regarding the conversion of the CODES. Also, see Note 10 to our unaudited condensed consolidated financial statements contained in this quarterly report for the components of our debt at March 28, 2014.

Debt Covenants and Other Provisions. The Amended and Restated Revolving Credit Facility and Senior Notes contain financial and/or other restrictive covenants. See Note 11 to our audited consolidated financial statements for the year ended December 31, 2013, included in our Annual Report on Form 10-K/A, filed on October 10, 2014, for the fiscal year ended December 31, 2013, for a description of our debt, related financial covenants and cross default provisions, and for additional information regarding the CODES, including conditions for conversion. As of March 28, 2014, we were in compliance with our financial and other restrictive covenants.

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

Legal Proceedings and Contingencies

For a discussion of legal proceedings and contingencies that could impact our results of operations, financial condition or cash flows, see Note 18 to our unaudited condensed consolidated financial statements contained in this quarterly report.

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

In addition, for a discussion of other risks and uncertainties that could impair our results of operations or financial condition, see “Part I — Item 1A — Risk Factors” and “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K/A, filed on October 10, 2014, for the fiscal year ended December 31, 2013 and in this quarterly report on Form 10-Q/A, and any material updates to these factors contained in any of our future filings.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Derivative Financial Instruments and Other Market Risk,” of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013 for a discussion of our exposure to market risks. There were no material changes to our disclosure about market risks during the 2014 First Quarter. See Notes 15 and 17 to our unaudited condensed consolidated financial statements contained in this quarterly report for the aggregate fair values and notional amounts of our foreign currency forward contracts at March 28, 2014.

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

In connection with the filing of the Form 10-Q on May 1, 2014, our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 28, 2014. Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer had concluded that as of March 28, 2014, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Subsequent to the evaluation made in connection with the original filing of the Form 10-Q on May 1, 2014, in connection with the internal review of our Aerospace Systems segment and the resulting identified material weaknesses described in Note 3 on page 9, our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, reevaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 28, 2014. Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures were not effective, as of March 28, 2014, to accomplish their objectives. Notwithstanding the material weaknesses described below, management has concluded that the Company’s consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q/A are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

Description of Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting (“ICFR”), such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Based on our assessment following the completion of the internal review of the Aerospace Systems segment discussed in Note 3 on page 9, the following material weaknesses continue to exist as of March 28, 2014.

1.

The Company did not maintain an effective control environment at its Aerospace Systems segment, with respect to: (a) inadequate execution of existing controls around the annual review and approval of contract (revenue arrangement) estimates, (b) not following established Company accounting policies, controls and procedures, and (c) intentional override of numerous transactional and monitoring internal controls at its Army Sustainment division, with regard to the: (i) valuation of inventories, unbilled contract receivables and billed receivables; (ii) preparation of contract invoices; (iii) preparation, review and approval of contract estimates; (iv) recognition of cost overruns on a fixed-price maintenance and logistics support contract; (v) review and analysis of division quarterly financial statements; (vi) physical counts of inventory; and (vii) preparation, review and approval of journal entries.

2.

Company personnel did not perform reviews of certain employee concerns regarding violations of the Company’s accounting policies and ICFR in a sufficient and effective manner, including assigning those matters to the appropriate subject matter experts for resolution, and informing appropriate members of senior management and the audit committee about the nature of the concerns, and the scope and results of the reviews.

These material weaknesses resulted in immaterial adjustments of the Company’s billed receivables, unbilled contract receivables, inventories, net sales, cost of sales, income tax expense and net income accounts, as well as earnings per share and related financial statements disclosures. Accordingly, the material weaknesses did not result in any material misstatements of the Company’s financial statements and disclosures for the years ended December 31, 2013, 2012, or 2011 or the three months ended March 28, 2014. However, these material weaknesses, if not remediated, could result in material misstatements to the Company’s annual financial statements or to the interim consolidated financial statements and related disclosures that would not be prevented or detected.

Remediation Plans for Material Weaknesses in Internal Control over Financial Reporting

In response to these identified material weaknesses, our management, with oversight from our audit committee, is dedicating significant resources to improve our ICFR and to address the identified material weaknesses. These efforts are ongoing and are focused on strengthening the Company’s control environment and organizational structure by taking the following actions:

•

The Company has terminated four employees at its Aerospace Systems segment and one employee at its Aerospace Systems segment resigned. The Company replaced its Aerospace Systems segment chief financial officer, the Logistics Solutions sector president, the Logistics Solutions general counsel, the Army Sustainment division president and the Army Sustainment division vice president of finance at the time of the misconduct.

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

We believe these additional internal controls will be effective in remediating the material weaknesses described above, and we will continue to devote significant time and attention to these remedial efforts. However, we do not expect that our ICFR will be considered effective as of December 31, 2014 because we do not expect to complete our testing of the remediated controls by such time. As we continue to evaluate and work to improve our ICFR, management may determine to take additional measures to address the material weaknesses or determine to modify the remediation plan described above. Until the remediation steps set forth above are fully implemented, the material weaknesses described above will continue to exist.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 28, 2014 covered by this Quarterly Report on Form 10-Q/A that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 18 to our unaudited condensed consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.

ITEM 1A.

RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I — Item 1A — Risk Factors” in our Form 10-K/A, for the fiscal year ended December 31, 2013, including the risk factor discussed below, and “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview and Outlook — Business Environment”, in our Form 10-K/A which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors disclosed in “Part I — Item 1A — Risk Factors” in our Form 10-K/A for the fiscal year ended December 31, 2013. The risks described in our Form 10-K/A and herein are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We have determined that material weaknesses exist in our internal control over financial reporting which could, if not remediated, have a material adverse impact on our ability to produce timely and accurate financial statements.

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. As discussed in Part I — Item 4, we identified material weaknesses in our internal control over financial reporting as of December 31, 2013 and March 28, 2014. Solely as a result of these material weaknesses, management concluded that our internal control over financial reporting were not effective as of December 31, 2013 and that our disclosure controls and procedures were not effective as of December 31, 2013 or March 28, 2014.

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Although we continue to devote significant time and attention to remedy the identified material weaknesses in internal control over financial reporting, we do not expect that our internal control over financial reporting will be considered effective as of December 31, 2014 because we do not expect to complete our testing of the remediated controls by such time. In addition, our remedial efforts may not be successful. Until our remediation plan is fully implemented, our management will continue to devote significant time and attention to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate or we encounter difficulties in the implementation or maintenance of our internal controls over financial reporting or disclosure controls and procedures, there will continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC and/or remain in compliance with certain covenants included in our outstanding debt agreements. In addition, any failure to implement or any difficulties we encounter with our remediation plan could result in additional material weaknesses or deficiencies in our internal control or future material misstatements in our annual or interim consolidated financial statements.

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

EXHIBITS

For a list of exhibits, see the Exhibit Index in this Form 10-Q/A.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

L-3 COMMUNICATIONS HOLDINGS, INC.

L-3 COMMUNICATIONS CORPORATION

By:	/s/ Ralph G. D’Ambrosio
Title:	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: October 10, 2014

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

†*10.3	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2014 Version).
†*10.4	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2014 CEO Version).
†*10.5	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2014 Version).
†*10.6	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2014 CEO Version).
†*10.7	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2014 CEO Direct Report Version).
†*10.8	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Agreement (2014 Version).
†*10.9	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Award Notice (2014 Version).
†*10.10	Form of L-3 Communications Holdings, Inc. 2012 Cash Incentive Plan Performance Cash Award Agreement (2014 Version).
†*10.11	Form of L-3 Communications Holdings, Inc. 2012 Cash Incentive Plan Performance Cash Award Notice (2014 Version).
**11	L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Common Share.

Exhibit No.	Description of Exhibits
***12	Ratio of Earnings to Fixed Charges.
***31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
***31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
***32	Section 1350 Certification.
****101.INS	XBRL Instance Document.
****101.SCH	XBRL Taxonomy Extension Schema Document.
****101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
****101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
****101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
****101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed with the original Form 10-Q for the quarterly period ended March 28, 2014 (File Nos. 001-14141 and 333-46983) filed on May 1, 2014.

**

The information required in this exhibit is presented in Note 14 to the unaudited condensed consolidated financial statements as of March 28, 2014 contained in this quarterly report in accordance with the provisions of ASC 260, Earnings Per Share.

†	Represents management contract, compensatory plan or arrangement in which executive officers are entitled to participate.

***	Filed herewith.

****	Filed electronically with this report.