Form 10-Q
period 2014-06-27
L 3 COMMUNICATIONS HOLDINGS INC; L 3 COMMUNICATIONS CORP
filed 2014-10-10
CIK 1056239, 1039101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2014

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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

There were 85,010,528 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on July 24, 2014.

EXPLANATORY NOTE

For convenience purposes in this filing on Form 10-Q, “L-3 Holdings” refers to L-3 Communications Holdings, Inc., and “L-3 Communications” refers to L-3 Communications Corporation, a wholly-owned operating subsidiary of L-3 Holdings. “L-3”, “Company”, “we”, “us” and “our” refer to L-3 Holdings and its subsidiaries, including L-3 Communications.

We are filing this Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2014 (the “Report” or this “Form 10-Q”) following the completion of the internal review of our Aerospace Systems segment, which is discussed below. We delayed the filing of this Form 10-Q with the Securities and Exchange Commission (“SEC”) in order to complete the internal review of our Aerospace Systems segment. Concurrently with the filing of this Form 10-Q, we are filing Amendments No. 1 to our Annual Report on Form10-K for the fiscal year ended December 31, 2013 (the “Form 10-K/A”) and Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2014 (the “Form 10-Q/A,” and together with the Form 10-K/A, the “Amendments”). The Amendments and this Form 10-Q incorporate the findings from the internal review, which include a discussion of identified material weaknesses in our internal control over financial reporting that existed at December 31, 2013, March 28, 2014 and June 27, 2014 and revisions to previously issued financial statements.

We are revising our previously issued financial statements in the Amendments to update for: (1) accounting adjustments due to the internal review at our Aerospace Systems segment, (2) accounting error related to a sales-type lease transaction for flight simulator systems within our Electronic Systems segment, and (3) previously identified immaterial errors already recognized in our financial statements but not recorded in the appropriate periods. The accounting errors related to the sales-type lease and immaterial out of period amounts are not related to the internal review at our Aerospace Systems segment.

Controls and Procedures: As part of the internal review of our Aerospace Systems segment, discussed below, we identified material weaknesses in our internal controls over financial reporting (“ICFR”). The material weaknesses, further discussed in Item 4, Controls and Procedures, on page 61, are: (1) the Company did not maintain an effective control environment at its Aerospace Systems segment, with respect to: (i) inadequate execution of existing controls around the annual review and approval of contract (revenue arrangement) estimates; (ii) not following established Company accounting policies, controls and procedures, and (iii) intentional override of numerous transactional and monitoring internal controls at our Army Sustainment division; and (2) Company personnel did not perform reviews of certain employee concerns regarding violations of our accounting policies and ICFR in a sufficient and effective manner.

Internal Review of Aerospace Systems Segment: We conducted an internal review related to instances of misconduct and accounting errors at our Aerospace Systems segment. This review was conducted with the assistance of outside legal and accounting advisors, and has been completed. As a result of the internal review, we identified and recorded aggregate pre-tax charges as follows: (1) $60 million for 2013, (2) $25 million for 2012, (3) $5 million for 2011, and (4) $4 million for periods prior to 2011. Furthermore, this quarterly report on Form 10-Q and the Form 10-Q/A also include aggregate pre-tax charges related to the internal review of Aerospace Systems segment. The aggregate pre-tax charge related to the internal review of Aerospace Systems segment for the three months ended March 28, 2014 is approximately $20 million, and for the three months ended June 27, 2014 is approximately $55 million.

The adjustments related to the internal review only affected the Logistics Solutions and Platform Systems sectors of the Aerospace Systems segment. The cumulative aggregate adjustments attributable to the Logistics Solutions sector are approximately $117 million, and at the Platform Systems sector are approximately $52 million. The Logistics Solutions sector adjustments relate to: (1) losses of $69 million with respect to the U.S. Army C-12 fixed-price maintenance and logistics support contract due to cost overruns inappropriately deferred, sales invoices inappropriately prepared, and the failure to timely and accurately perform contract estimates at completion and valuation assessments of inventories and receivables, at our Army Sustainment Division, and

i

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

Sales-Type Lease Transaction: We routinely perform on-site accounting and internal control review procedures on a rotational basis. As part of a previously planned review of our Simulation & Training business in the Electronic Systems segment and unrelated to the internal review at the Aerospace Systems segment, we evaluated the accounting treatment related to a sales-type lease transaction with the U.S. Army for rotary wing flight simulator systems. The period of performance under this contract began in 2004 and ends in 2023. Based on the results of this evaluation, we have adjusted our previously issued financial statements to: (1) increase interest income accretion on the net investment related to this sales-type lease transaction by an estimated aggregate amount of approximately $5 million for 2013, $3 million for each of 2012 and 2011 and $12 million for periods prior to 2011, and (2) decrease sales by approximately $7 million for 2013 and decrease cost of sales by approximately $7 million for 2013 and $5 million for periods prior to 2011. Furthermore, this quarterly report on Form 10-Q for the three and six month periods ended June 27, 2014 and the Form 10-Q/A also include an increase in interest income accretion of $2 million and a decrease in sales of approximately $8 million and related decrease in cost of sales by approximately $7 million.

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

With respect to each of these immaterial out of period amounts included in the Company’s previously issued financial statements, the table below presents the: (1) nature of the adjustments, (2) applicable segment, and (3) amount of increase (or decrease) to sales and operating income for the quarters ended December 31, September 27, June 28, and March 29, 2013.

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

The table below presents the impact of the matters discussed above on sales and pre-tax income in total, for the six month period ended June 27, 2014, years ended December 31, 2013, 2012, and 2011, and for the years ended prior to December 31, 2011.

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

For additional information regarding the effect the adjustments above had on previously issued financial statements, see Note 3, on page 10.

In accordance with ASC 650-10-S99 and S55, we performed an analysis to determine if the impact of the amounts disclosed above were material to previously issued financial statements. Based on that analysis, we believe that previously issued financial statements are not materially misstated on either a quantitative or qualitative basis. However, we believe that correcting these errors in this Form 10-Q would, in the aggregate, cause a material misstatement to forecasted pre-tax income and net income for the fiscal year ending December 31, 2014. Accordingly, we are correcting these errors by revising our previously issued financial statements to record all the adjustments in the tables above in the appropriate period.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended June 27, 2014

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	(Unaudited) June 27, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$299	$500
Billed receivables, net of allowances of $23 in 2014 and $26 in 2013	1,059	991
Contracts in process	2,633	2,431
Inventories	373	359
Deferred income taxes	145	147
Other current assets	196	166

Total current assets	4,705	4,594

Property, plant and equipment, net	1,033	1,042
Goodwill	7,838	7,796
Identifiable intangible assets	274	285
Deferred debt issue costs	30	24
Other assets	236	247

Total assets	$14,116	$13,988

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$553	$541
Accrued employment costs	541	545
Accrued expenses	385	458
Advance payments and billings in excess of costs incurred	627	576
Income taxes	21	31
Other current liabilities	367	383

Total current liabilities	2,494	2,534

Pension and postretirement benefits	711	727
Deferred income taxes	599	635
Other liabilities	395	406
Long-term debt	3,938	3,630

Total liabilities	8,137	7,932

Commitments and contingencies (see Note 18)
Equity:
L-3 shareholders’ equity:
L-3 Communications Holdings, Inc.’s common stock: $.01 par value; 300,000,000 shares authorized, 85,274,892 shares outstanding at June 27, 2014 and 85,828,485 shares outstanding at December 31, 2013 (L-3 Communications Corporation’s common stock: $.01 par value, 100 shares authorized, issued and outstanding)	5,694	5,653
L-3 Communications Holdings, Inc.’s treasury stock (at cost), 69,015,808 shares at June 27, 2014 and 66,118,406 shares at December 31, 2013	(5,621)	(5,288)
Retained earnings	5,927	5,726
Accumulated other comprehensive loss	(96)	(110)

Total L-3 shareholders’ equity	5,904	5,981
Noncontrolling interests	75	75

Total equity	5,979	6,056

Total liabilities and equity	$14,116	$13,988

See notes to unaudited condensed consolidated financial statements

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Second Quarter Ended
	June 27, 2014	June 28, 2013
Net sales:
Products	$1,698	$1,803
Services	1,321	1,386

Total net sales	3,019	3,189

Cost of sales:
Products	(1,552)	(1,623)
Services	(1,228)	(1,276)

Total cost of sales	(2,780)	(2,899)

Operating income	239	290
Interest expense	(39)	(44)
Interest and other income, net	4	7

Income before income taxes	204	253
Provision for income taxes	(63)	(77)

Net income	$141	$176
Net income attributable to noncontrolling interests	(4)	(1)

Net income attributable to L-3	$137	$175

Earnings per share attributable to L-3 Holdings’ common shareholders:
Basic	$1.59	$1.95

Diluted	$1.53	$1.92

Cash dividends paid per common share	$0.60	$0.55

L-3 Holdings’ weighted average common shares outstanding:
Basic	86.1	89.9

Diluted	89.3	91.1

See notes to unaudited condensed consolidated financial statements

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	First Half Ended
	June 27, 2014	June 28, 2013
Net sales:
Products	$3,347	$3,624
Services	2,629	2,762

Total net sales	5,976	6,386

Cost of sales:
Products	(3,018)	(3,245)
Services	(2,433)	(2,541)

Total cost of sales	(5,451)	(5,786)

Operating income	525	600
Interest expense	(82)	(87)
Interest and other income, net	9	10

Income before income taxes	452	523
Provision for income taxes	(139)	(155)

Net income	$313	$368
Net income attributable to noncontrolling interests	(6)	(2)

Net income attributable to L-3	$307	$366

Earnings per share attributable to L-3 Holdings’ common shareholders:
Basic	$3.57	$4.06

Diluted	$3.43	$4.01

Cash dividends paid per common share	$1.20	$1.10

L-3 Holdings’ weighted average common shares outstanding:
Basic	86.1	90.1

Diluted	89.4	91.3

See notes to unaudited condensed consolidated financial statements

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Second Quarter Ended		First Half Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Net income	$141	$176	$313	$368
Other comprehensive income (loss):
Foreign currency translation adjustments	22	(18)	6	(52)
Unrealized gains (losses) on hedging instruments(1)	8	(1)	3	(4)
Pension and postretirement benefit plans:
Amortization of net loss and prior service cost previously recognized(2)	2	14	5	27

Total other comprehensive income (loss)	32	(5)	14	(29)

Comprehensive income	173	171	327	339
Comprehensive income attributable to noncontrolling interests	(4)	(1)	(6)	(2)

Comprehensive income attributable to L-3	$169	$170	$321	$337

(1)

Amounts are net of income taxes of $3 million and an income tax benefit of $1 million for the quarterly periods ended June 27, 2014 and June 28, 2013, respectively, and income taxes of $1 million and an income tax benefit of $2 million for the first half periods ended June 27, 2014 and June 28, 2013, respectively.

(2)

Amounts are net of income taxes of $2 million and $7 million for the quarterly periods ended June 27, 2014 and June 28, 2013, respectively, and income taxes of $3 million and $16 million for the first half periods ended June 27, 2014 and June 28, 2013, respectively.

See notes to unaudited condensed consolidated financial statements

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except per share data)

	L-3 Holdings’ Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive (Loss) Income
	Shares Outstanding	Par Value		Treasury Stock	Retained Earnings		Noncontrolling Interests	Total Equity
For the First Half Ended June 27, 2014:
Balance at December 31, 2013	85.8	$1	$5,652	$(5,288)	$5,726	$(110)	$75	$6,056
Net income					307		6	313
Other comprehensive income						14		14
Distributions to noncontrolling interests							(6)	(6)
Cash dividends paid on common stock ($1.20 per share)					(104)			(104)
Shares issued:
Employee savings plans	0.7		74					74
Exercise of stock options	1.1		101					101
Employee stock purchase plan	0.2		18					18
Stock-based compensation expense			29					29
Treasury stock purchased	(2.9)			(333)				(333)
Retirement of Convertible Contingent Debt Securities			(160)					(160)
Other	0.4		(21)		(2)			(23)

Balance at June 27, 2014	85.3	$1	$5,693	$(5,621)	$5,927	$(96)	$75	$5,979

For the First Half ended June 28, 2013:
Balance at December 31, 2012	90.4	$1	$5,313	$(4,488)	$5,175	$(550)	$76	$5,527
Net income					366		2	368
Other comprehensive loss						(29)		(29)
Distributions to noncontrolling interests							(4)	(4)
Cash dividends paid on common stock ($1.10 per share)					(99)			(99)
Shares issued:
Employee savings plans	0.9		68					68
Exercise of stock options	0.5		31					31
Employee stock purchase plan	0.3		18					18
Stock-based compensation expense			28					28
Treasury stock purchased	(3.1)			(248)				(248)
Other	0.4		(8)		(2)			(10)

Balance at June 28, 2013	89.4	$1	$5,450	$(4,736)	$5,440	$(579)	$74	$5,650

See notes to unaudited condensed consolidated financial statements

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	First Half Ended
	June 27, 2014	June 28, 2013
Operating activities:
Net income	$313	$368
Depreciation of property, plant and equipment	84	81
Amortization of intangibles and other assets	25	25
Deferred income tax provision	43	8
Stock-based employee compensation expense	29	28
Contributions to employee savings plans in L-3 Holdings’ common stock	74	61
Amortization of pension and postretirement benefit plans net loss and prior service cost	8	43
Amortization of bond discounts and deferred debt issue costs (included in interest expense)	3	3
Other non-cash items	(4)	—
Changes in operating assets and liabilities, excluding amounts from acquisitions and divestitures:
Billed receivables	(61)	(76)
Contracts in process	(195)	(51)
Inventories	(14)	(17)
Other assets	8	(46)
Accounts payable, trade	8	38
Accrued employment costs	(3)	27
Accrued expenses	(71)	(70)
Advance payments and billings in excess of costs incurred	49	(41)
Income taxes	(1)	25
Excess income tax benefits related to share-based payment arrangements	(16)	(2)
Other current liabilities	(17)	—
Pension and postretirement benefits	(16)	3
All other operating activities	(31)	(11)

Net cash from operating activities	215	396

Investing activities:
Business acquisitions, net of cash acquired	(57)	(1)
Proceeds from the sale of a business and product line	5	4
Capital expenditures	(67)	(110)
Dispositions of property, plant and equipment	2	9
Other investing activities	—	(6)

Net cash used in investing activities	(117)	(104)

Financing activities:
Proceeds from sale of senior notes	996	—
Retirement of CODES	(935)	—
Borrowings under revolving credit facility	1,031	994
Repayment of borrowings under revolving credit facility	(1,031)	(994)
Common stock repurchased	(333)	(248)
Dividends paid on L-3 Holdings’ common stock	(107)	(101)
Proceeds from exercises of stock options	86	33
Proceeds from employee stock purchase plan	18	18
Excess income tax benefits related to share-based payment arrangements	16	2
Debt issue costs	(8)	—
Other financing activities	(32)	(8)

Net cash used in financing activities	(299)	(304)

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	(9)

Net decrease in cash and cash equivalents	(201)	(21)
Cash and cash equivalents, beginning of the period	500	349

Cash and cash equivalents, end of the period	$299	$328

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

In the first quarter of 2014, the Company completed a realignment of its segments to better align its organizational structure with customer priorities and increase operational efficiencies. As a result of the realignment, L-3’s structure consists of four segments: (1) Aerospace Systems, (2) Electronic Systems, (3) Communication Systems and (4) National Security Solutions (NSS). Aerospace Systems delivers integrated solutions for the global Intelligence, Surveillance and Reconnaissance (ISR) market and provides modernization, upgrade, sustainment, and maintenance and logistics support for a wide variety of aircraft and ground systems. Electronic Systems provides a broad range of components, products, subsystems, systems and related services for military and commercial customers in several niche markets across several business areas. These business areas include precision engagement & training, power & propulsion systems, sensor systems, marine systems international, aviation products, warrior systems and security & detection. Communication Systems delivers products and services for the global communications market, specializing in strategic and tactical airborne, space, ground and sea-based communication systems. NSS provides cybersecurity solutions, high-performance computing, enterprise information technology (IT) services, analytics and intelligence analysis to the DoD, U.S. Government intelligence agencies, federal civilian agencies and allied international governments.

Financial information with respect to the Company’s segments is included in Note 22 to the unaudited condensed consolidated financial statements and Note 23 to the audited consolidated financial statements included in its Form 10-K/A. Financial information for the quarterly and six month (first half) periods ended June 28, 2013 in these unaudited condensed consolidated financial statements has been revised for the segment realignment discussed above.

2.  Basis of Presentation

These unaudited condensed consolidated financial statements for the quarterly and first half periods ended June 27, 2014 should be read in conjunction with the audited consolidated financial statements of L-3 Holdings and L-3 Communications included in their Form 10-K/A filed October 10, 2014.

Principles of Consolidation and Reporting

The accompanying financial statements comprise the consolidated financial statements of L-3 Holdings and L-3 Communications. L-3 Holdings’ only asset is its investment in the common stock of L-3 Communications, its wholly-owned subsidiary, and its only obligations are: (1) its guarantee of borrowings under the Amended and Restated Revolving Credit Facility of L-3 Communications and (2) its guarantee of other contractual obligations of L-3 Communications and its subsidiaries. As of the date of this report, L-3 Holdings’ obligation for its 3% Convertible Contingent Debt Securities (CODES) due 2035, which were issued by on July 29, 2005, have been fully retired. See Note 10 to these unaudited financial statements. L-3 Holdings’ obligations relating to the CODES were jointly, severally, fully and unconditionally guaranteed by L-3 Communications and certain of

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

its wholly-owned domestic subsidiaries. Accordingly, such debt was reflected as debt of L-3 Communications in its consolidated financial statements at December 31, 2013 in accordance with the accounting standards for pushdown accounting. All issuances of and conversions into L-3 Holdings’ equity securities, including grants of stock options, restricted stock, restricted stock units and performance units by L-3 Holdings to employees and directors of L-3 Communications and its subsidiaries, have been reflected in the consolidated financial statements of L-3 Communications. As a result, the consolidated financial positions, results of operations and cash flows of L-3 Holdings and L-3 Communications are substantially the same. See Note 24 for additional information regarding the unaudited financial information of L-3 Communications and its subsidiaries.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by U.S. GAAP for a complete set of annual audited financial statements. The December 31, 2013 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year.

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

Revisions or adjustments to estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained, as facts and circumstances change and as new information is obtained, even though the scope of work required under the contract may not change. Revisions or adjustments may also be required if contract modifications occur. The impact of revisions in profit (loss) estimates for all types of contracts subject to POC accounting are recognized on a cumulative catch-up basis in the period in which the revisions are made. The revisions in contract estimates, if significant, can materially affect the Company’s results of operations and cash flows, as well as reduce the valuations of receivables and inventories, and in some cases result in liabilities to complete contracts in a loss position. Aggregate net changes in contract estimates increased consolidated operating income by $45 million, or 9%, for the first half period ended June 27, 2014 and $54 million, or 9%, for the first half period ended June 28, 2013.

For a more complete discussion of these estimates and assumptions, see the Form 10-K/A filed on October 10, 2014.

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

Internal Review of Aerospace Systems Segment: The Company conducted an internal review related to instances of misconduct and accounting errors at its Aerospace Systems segment. This review was conducted with the assistance of outside legal and accounting advisors, and has been completed. As a result of the internal review, the Company identified and recorded aggregate pre-tax charges as follows: (1) $60 million for 2013, (2) $25 million for 2012, (3) $5 million for 2011, and (4) $4 million for periods prior to 2011. Furthermore, this Form 10-Q and the Form 10-Q/A also include aggregate pre-tax charges related to the internal review of the Aerospace Systems segment. The pre-tax charge related to the internal review of the Aerospace Systems segment for the three months ended March 28, 2014 is approximately $20 million, and for the three months ended June 27, 2014 is approximately $55 million.

The adjustments related to the internal review only affected the Logistics Solutions and Platform Systems sectors of the Aerospace Systems segment. The cumulative aggregate adjustments attributable to the Logistics Solutions sector are approximately $117 million, and at the Platform Systems sector are approximately $52 million through June 27, 2014. The Logistics Solutions sector adjustments relate to: (1) losses of $69 million with respect to the U.S. Army C-12 fixed-price maintenance and logistics support contract due to cost overruns inappropriately deferred, sales invoices inappropriately prepared, and the failure to timely and accurately perform contract estimates at completion and valuation assessments of inventories and receivables, at the Army Sustainment Division, and (2) accounting errors of $48 million in connection with the valuation of inventories and receivables as well as the correction for certain accruals on other logistics support contracts. The Platform Systems sector adjustments are primarily due to: (1) losses of $37 million on two aircraft modification contracts and two contracts for rotary wing sub-assemblies and parts, and (2) write-offs of deferred costs of $15 million to design and test aerostructures for a new commercial aircraft.

Sales-Type Lease Transaction: The Company routinely performs on-site accounting and internal control review procedures on a rotational basis. As part of a previously planned review of the Simulation & Training business in its Electronic Systems segment and unrelated to the internal review at its Aerospace Systems segment, the Company evaluated the accounting treatment related to a sales-type lease transaction with the U.S. Army for rotary wing flight simulator systems. The period of performance under this contract began in 2004 and ends in 2023. Based on the results of this evaluation, the Company has adjusted its previously issued financial statements to: (1) increase interest income accretion on the net investment related to this sales-type lease transaction by an estimated aggregate amount of approximately $5 million for 2013, $3 million for each of 2012 and 2011, and $12 million for periods prior to 2011 and (2) decrease sales by approximately $8 million for 2014 and $7 million for 2013 and related decrease in cost of sales by approximately $7 million for each of 2014 and 2013 and $5 million for periods prior to 2011.

Out of Period Amounts: The Company identified various out of period amounts included in its previously issued financial statements that were deemed to be immaterial individually and in the aggregate. In prior periods, in accordance with Accounting Standards Codification (“ASC”) 650-10-S99 and S55 (formerly Staff Accounting

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

Bulletins (“SAB”) No. 99 and No. 108), Accounting Changes and Error Corrections, the Company concluded that these errors were, individually, and in the aggregate, not material, quantitatively or qualitatively, to the financial statements in the period recorded or to the relevant prior periods. Accordingly, the Company recorded these errors in the financial statements in the period that the error was identified. The Company, on a voluntary basis, is revising its previously issued financial statements to correct for these errors already recognized in its financial statements but not recorded in the appropriate periods to reflect them in the appropriate period. These out of period amounts were not discovered as part of the internal review of the Aerospace Systems segment discussed above, but rather represent previously identified errors “resulting from mathematical mistakes, mistakes in application of generally accepted accounting principles, or oversight or misuse of facts that existed at the time the financial statements were prepared,” as defined in ASC 250-10-20 Accounting Changes and Error Corrections. The Company, therefore, is not treating these amounts as changes in estimates. These errors consist of: (1) increases in development and material costs related to Broadband Communication Systems that were recorded in the first quarter of 2013 but should have been recorded in the fourth quarter of 2012, (2) a sub-contractor subscription deposit that was recorded as sales and income in the fourth quarter of 2012 but should have been amortized to sales and income during 2013, (3) costs accrued in the fourth quarter of 2012 for goods or services received in the first quarter of 2013, (4) several unrecorded liabilities that were recorded in the first quarter of 2013 but should have been recorded in the fourth quarter of 2012, (5) a correction of accrued vacation that was recorded in the fourth quarter of 2013 but should have been recorded in the fourth quarter of 2012 and the first, second and third quarters of 2013, and (6) a warranty reserve reduction recorded in the third quarter of 2012 that should have been recorded in the fourth quarter of 2011.

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

The table below presents the impact of the matters discussed above on sales and pre-tax income in total, for the six month period ended June 27, 2014, years ended December 31, 2013, 2012, and 2011, and for the years ended prior to December 31, 2011.

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

The table below presents the impact of the matters discussed above on sales and pre-tax income for the quarters ended June 27 and March 28, 2014, December 31, September 27, June 28, 2013 and March 29, 2013.

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

In accordance with ASC 650-10-S99 and S55, the Company performed an analysis to determine if the impact of the amounts disclosed above were material to its previously issued financial statements. Based on that analysis, the Company believes that its previously issued financial statements are not materially misstated on either a quantitative or qualitative basis. However, as a result of completing the review, the Company believes that correcting these errors in this quarterly report on Form 10-Q would, in the aggregate, cause a material misstatement to forecasted pre-tax income and net income for the fiscal year ending December 31, 2014. Accordingly, the Company is correcting these errors by revising its previously issued financial statements to record all the adjustments in the tables above in the appropriate period.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

The tables below present the Company’s: (1) As Previously Reported, (2) Adjustments, and (3) As Currently Reported Condensed Consolidated Statements of Operations for the quarterly and first half periods ended June 28, 2013 and the Operating Activities for the Statement of Cash Flows for the first half period ended June 28, 2013. The Adjustments correct for: (1) the results of the Aerospace Systems internal review, (2) the accounting related to a sales-type lease transaction within the Company’s Electronic Systems segment and (3) immaterial out of period amounts previously recorded in the Company’s financial statements but not recorded in the appropriate period to reflect them in the appropriate period.

		Adjustments for:
	As Previously Reported	Aerospace Systems Segment Internal Review	Sales- Type Lease Transaction	Out of Period Amounts		As Revised
	(in millions, except per share data)
Unaudited Condensed Consolidated Statement of Operations, for the second quarter ended June 28, 2013:
Net sales:
Products	$1,810	$(6)	$(1)	$—		$1,803
Services	1,382	(3)	—	7		1,386

Total net sales	3,192	(9)	(1)	7		3,189

Cost of sales:
Products	(1,623)	(1)	2	(1)		(1,623)
Services	(1,262)	(6)	—	(8)		(1,276)

Total cost of sales	(2,885)	(7)	2	(9)		(2,899)

Operating income	307	(16)	1	(2	)(1)	290
Interest expense	(44)	—	—	—		(44)
Interest and other income, net	5	—	1	1		7

Income before income taxes	268	(16)	2	(1)		253
Provision for income taxes	(82)	6	(1)	—		(77)

Net income	$186	$(10)	$1	$(1)		$176
Net income attributable to noncontrolling interests	(1)	—	—	—		(1)

Net income attributable to L-3	$185	$(10)	$1	$(1)		$175

Earnings per share attributable to L-3 Holdings’ common shareholders:
Basic	$2.06	$(0.11)	$0.01	$(0.01)		$1.95

Diluted	$2.03	$(0.11)	$0.01	$(0.01)		$1.92

Cash dividends paid per common share	$0.55	$—	$—	$—		$0.55

L-3 Holdings’ weighted average common shares outstanding:
Basic	89.9	—	—	—		89.9

Diluted	91.1	—	—	—		91.1

(1)	Includes rounding of $1 million.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

		Adjustments for:
	As Previously Reported	Aerospace Systems Segment Internal Review	Sales- Type Lease Transaction	Out of Period Amounts	As Revised
	(in millions, except per share data)
Unaudited Condensed Consolidated Statement of Operations, for the first half ended June 28, 2013:
Net sales:
Products	$3,623	$(10)	$(3)	$14	$3,624
Services	2,754	(4)	—	12	2,762

Total net sales	6,377	(14)	(3)	26	6,386

Cost of sales:
Products	(3,243)	(2)	4	(4)	(3,245)
Services	(2,514)	(13)	—	(14)	(2,541)

Total cost of sales	(5,757)	(15)	4	(18)	(5,786)

Operating income	620	(29)	1	8	600
Interest expense	(87)	—	—	—	(87)
Interest and other income, net	8	—	2	—	10

Income before income taxes	541	(29)	3	8	523
Provision for income taxes	(161)	10	(1)	(3)	(155)

Net income	$380	$(19)	$2	$5	$368
Net income attributable to noncontrolling interests	(2)	—	—	—	(2)

Net income attributable to L-3	$378	$(19)	$2	$5	$366

Earnings per share attributable to L-3 Holdings’ common shareholders:
Basic	$4.20	$(0.21)	$0.02	$0.05	$4.06

Diluted	$4.14	$(0.20)	$0.02	$0.05	$4.01

Cash dividends paid per common share	$1.10	$—	$—	$—	$1.10

L-3 Holdings’ weighted average common shares outstanding:
Basic	90.1	—	—	—	90.1

Diluted	91.3	—	—	—	91.3

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

	As Previously Reported	Net Adjustments	As Revised
	(in millions)
Unaudited Consolidated Statement of Cash Flows for first half ended June 28, 2013:

Operating activities:
Net income	$380	$(12)	$368
Depreciation of property, plant and equipment	81	—	81
Amortization of intangibles and other assets	25	—	25
Deferred income tax provision	13	(5)	8
Stock-based employee compensation expense	28	—	28
Contributions to employee savings plans in L-3 Holdings’ common stock	61	—	61
Amortization of pension and postretirement benefit plans net loss and prior service cost	43	—	43
Amortization of bond discounts and deferred debt issue costs (included in interest expense)	3	—	3
Other non-cash items	—	—	—
Changes in operating assets and liabilities, excluding amounts from acquisitions and divestitures:
Billed receivables	(76)	—	(76)
Contracts in process	(10)	(41)	(51)
Inventories	(17)	—	(17)
Other assets	(44)	(2)	(46)
Accounts payable, trade	50	(12)	38
Accrued employment costs	20	7	27
Accrued expenses	(64)	(6)	(70)
Advance payments and billings in excess of costs incurred	(89)	48	(41)
Income taxes	27	(2)	25
Excess income tax benefits related to share-based payment arrangements	(2)	—	(2)
Other current liabilities	(3)	3	—
Pension and postretirement benefits	3	—	3
All other operating activities	(33)	22	(11)

Net cash (used in) from operating activities	$396	$—	$396

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

In June 2014, the FASB issued Accounting Standard Update (ASU) 2014-12, which provides new guidance on accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The update requires a reporting entity to treat a performance target

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

that affects vesting and that could be achieved after the requisite service period as a performance condition under Accounting Standards Codification Topic (ASC) 718 Compensation — Stock Compensation, and apply existing guidance as it relates to awards with performance conditions that affect vesting to account for such awards. The update is effective for the Company for the interim and annual periods beginning after December 15, 2015. The Company is currently evaluating the impact of the adoption of this standard, if any, on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. One of the core principles of the new standard is that a company should recognize revenue based on the satisfaction of performance obligations, which depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard will be effective for the Company for interim and annual reporting periods beginning January 1, 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company is currently evaluating the expected impact of the adoption of this standard on our consolidated financial statements and the transition alternatives available.

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

2014 Business Acquisition

On March 4, 2014, the Company acquired Data Tactics Corporation, renamed L-3 Data Tactics, for a purchase price of $57 million, which was financed with cash on hand. The purchase price is subject to adjustment based on closing date net working capital. L-3 Data Tactics is a specialized provider of large-scale data analytics, cybersecurity and cloud computing solution services, primarily to the DoD. Based on the preliminary purchase price, the aggregate goodwill recognized for this business was $40 million, most of which is expected to be deductible for income tax purposes. The goodwill was assigned to the NSS reportable segment. The final purchase price allocation, which is expected to be completed by the fourth quarter of 2014, will be based on final purchase price, final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final purchase price allocations will have a material impact on its results of operations or financial position.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

2013 Business Acquisition

On December 19, 2013, the Company acquired Mustang Technology Group, L.P. (Mustang) business for a purchase price of $54 million, which was financed with cash on hand. The purchase price and purchase price allocation for Mustang was finalized as of June 27, 2014, with no significant changes from preliminary amounts. Mustang develops and manufactures radar-based sensors and systems used in precision-guided weapons, electronic warfare, unmanned systems and other military applications. Based on the final purchase price allocation, the aggregate goodwill recognized for this business was $41 million, most of which is expected to be deductible for income tax purposes. The goodwill was assigned to the Electronic Systems reportable segment.

Unaudited Pro Forma Statements of Operations Data

The following unaudited pro forma Statements of Operations data presents the combined results of the Company and its business acquisitions completed during the first half period ended June 27, 2014 and the year ended December 31, 2013, in each case assuming that the business acquisitions completed during these periods had occurred on January 1, 2013.

	Second Quarter Ended		First Half Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(in millions, except per share data)
Pro forma net sales	$3,019	$3,209	$5,983	$6,424
Pro forma net income attributable to L-3	$137	$176	$306	$367
Pro forma diluted earnings per share	$1.53	$1.93	$3.42	$4.02

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed these acquisitions on January 1, 2013.

6.  Contracts in Process

The components of contracts in process are presented in the table below.

	June 27, 2014	December 31, 2013
	(in millions)
Unbilled contract receivables, gross	$2,512	$2,502
Unliquidated progress payments	(906)	(1,035)

Unbilled contract receivables, net	1,606	1,467

Inventoried contract costs, gross	1,106	1,044
Unliquidated progress payments	(79)	(80)

Inventoried contract costs, net	1,027	964

Total contracts in process	$2,633	$2,431

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

	Second Quarter Ended		First Half Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(in millions)
Amounts included in inventoried contract costs at beginning of the period:	$141	$113	$138	$110
IRAD and B&P costs	73	80	145	153
Other G&A costs	215	232	419	437

Total contract costs incurred	288	312	564	590

Amounts charged to cost of sales	(278)	(310)	(551)	(585)

Amounts included in inventoried contract costs at end of the period	$151	$115	$151	$115

The table below presents a summary of selling, general and administrative expenses and research and development expenses for the Company’s commercial businesses, which are expensed as incurred and not included in inventoried contract costs.

	Second Quarter Ended		First Half Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(in millions)
Selling, general and administrative expenses	$80	$72	$143	$144
Research and development expenses	17	25	34	45

Total	$97	$97	$177	$189

7.  Inventories

Inventories at Lower of Cost or Market. The table below presents the components of inventories at the lower of cost (first-in, first-out or average cost) or realizable value.

	June 27, 2014	December 31, 2013
	(in millions)
Raw materials, components and sub-assemblies	$171	$160
Work in process	126	125
Finished goods	76	74

Total	$373	$359

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

8.  Goodwill and Identifiable Intangible Assets

Goodwill. In accordance with the accounting standards for business combinations, the Company records the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition (commonly referred to as the purchase price allocation). The table below presents the changes in goodwill by segment for the first half period ended June 27, 2014.

	Aerospace Systems	Electronic Systems	Communication Systems	NSS	Consolidated Total
	(in millions)
Balance at December 31, 2013	$1,751	$4,085	$992	$968	$7,796
Business acquisition(1)	—	(3)	—	40	37
Foreign currency translation adjustments(2)	—	4	—	1	5

Balance at June 27, 2014	$1,751	$4,086	$992	$1,009	$7,838

(1)

The decrease in goodwill for the Electronic Systems segment is due to the final purchase price allocation for the Mustang business acquisition made in 2013. The increase in goodwill for the NSS segment is due to the L-3 Data Tactics business acquisition.

(2)

The increase in goodwill presented in the Electronic Systems segment was primarily due to the weakening of the U.S. dollar against the British pound, partially offset by the strengthening of the U.S. dollar against the Euro during the first half period ended June 27, 2014. The increase in goodwill presented in the NSS segment was due to the weakening of the U.S. dollar against the British pound during the first half period ended June 27, 2014.

The Company’s accumulated goodwill impairment losses were $58 million at June 27, 2014 and December 31, 2013, of which $43 million and $15 million were recorded in the Electronic Systems and Communication Systems segments, respectively.

Identifiable Intangible Assets. The table below presents information for the Company’s identifiable intangible assets that are subject to amortization.

		June 27, 2014			December 31, 2013
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)			(in millions)
Customer contractual relationships	19	$476	$269	$207	$466	$253	$213
Technology	11	168	112	56	168	108	60
Other	18	27	16	11	27	15	12

Total	17	$671	$397	$274	$661	$376	$285

The table below presents amortization expense recorded by the Company for its identifiable intangible assets.

	Second Quarter Ended		First Half Ended
	(in millions)
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Amortization Expense	$11	$10	$21	$19

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

Based on gross carrying amounts at June 27, 2014, the Company’s estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2014 through 2018 is presented in the table below.

	Year Ending December 31,
	2014	2015	2016	2017	2018
	(in millions)
Estimated amortization expense	$43	$41	$34	$33	$26

9.  Other Current Liabilities and Other Liabilities

The table below presents the components of other current liabilities.

	June 27, 2014	December 31, 2013
	(in millions)
Other Current Liabilities:
Accruals for pending and threatened litigation (see Note 18)	$9	$6
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	80	78
Accrued product warranty costs	76	75
Accrued interest	45	52
Deferred revenues	36	35
Other	121	137

Total other current liabilities	$367	$383

The table below presents the components of other liabilities.

	June 27, 2014	December 31, 2013
	(in millions)
Other Liabilities:
Non-current income taxes payable (see Note 11)	$180	$177
Deferred compensation	47	45
Accrued workers’ compensation	40	46
Accrued product warranty costs	23	24
Notes payable and capital lease obligations	10	15
Other	95	99

Total other liabilities	$395	$406

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

The table below presents the changes in the Company’s accrued product warranty costs.

	First Half Ended
	June 27, 2014	June 28, 2013
	(in millions)
Accrued product warranty costs:(1)
Balance at January 1	$99	$99
Accruals for product warranties issued during the period	33	34
Settlements made during the period	(33)	(39)

Balance at end of period	$99	$94

(1)

Warranty obligations incurred in connection with long-term production contracts that are accounted for under the POC cost-to-cost method are included within the contract estimates at completion and are excluded from the above amounts. The balances above include both the current and non-current amounts.

10.  Debt

The components of debt and a reconciliation to the carrying amount of long-term debt is presented in the table below.

	June 27, 2014	December 31, 2013
	(in millions)
L-3 Communications:
Borrowings under Amended and Restated Revolving Credit Facility(1)	$—	$—
3.95% Senior Notes due 2016	500	500
1.50% Senior Notes due 2017	350	—
5.20% Senior Notes due 2019	1,000	1,000
4.75% Senior Notes due 2020	800	800
4.95% Senior Notes due 2021	650	650
3.95% Senior Notes due 2024	650	—

Subtotal	3,950	2,950

L-3 Holdings:
3% Convertible Contingent Debt Securities due 2035 (CODES)	—	689

Principal amount of long-term debt	3,950	3,639
Unamortized discounts	(12)	(9)

Carrying amount of long-term debt	$3,938	$3,630

(1)

During the first half period ended June 27, 2014, L-3 Communications’ aggregate borrowings and repayments under the Amended and Restated Revolving Credit Facility were $1,031 million. At June 27, 2014, L-3 Communications had the availability of all of its $1 billion Amended and Restated Revolving Credit Facility, which expires on February 3, 2017.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

L-3 Communications

Senior Notes: On May 28, 2014, L-3 Communications issued two series of Senior Notes, which are unsecured senior obligations of L-3 Communications. The terms of each series of Senior Notes are presented in the table below.

Note	Date of Issuance	Amount Issued	Bond Discount(1)	Net Cash Proceeds(2)	Effective Interest Rate	Redemption at Treasury Rate(3)(4)
		(in millions)
1.50% Senior Notes due May 28, 2017 (2017 Notes)	May 28, 2014	$350	$1	$347	1.55%	10 bps
3.95% Senior Notes due May 28, 2024 (2024 Notes)	May 28, 2014	$650	$3	$641	4.02%	20 bps

(1)	Bond discounts are recorded as a reduction to the principal amount of the notes and are amortized as interest expense over the term of the notes.

(2)

The net cash proceeds of $988 million (after deduction of the bond discount, underwriting expenses and commissions and other related expenses) were used primarily to fund the CODES Retirement as discussed below. The remaining net proceeds are available for general corporate purposes.

(3)

The 2017 Senior Notes may be redeemed at any time prior to their maturity and the 2024 Notes may be redeemed at any time prior to February 28, 2024 (three months prior to their maturity) at the option of L-3 Communications, in whole or in part, at a redemption price equal to the greater of (1) 100% of the principal amount, or (2) the present value of the remaining principal and interest payments discounted to the date of redemption, on a semi-annual basis, at the Treasury Rate (as defined in the Indentures governing the Senior Notes), plus the spread indicated in the table above. In addition, the 2024 Senior Notes may be redeemed at any time on or after February 28, 2024, at the option of L-3 Communications, in whole or in part, at a redemption price equal to 100% of the principal amount.

(4)

Upon the occurrence of a change in control (as defined in the Indentures governing the Senior Notes), each holder of the notes will have the right to require L-3 Communications to repurchase all or any part of such holder’s notes at a price in cash equal to 101% of the aggregate principal amount plus accrued and unpaid interest, if any, but not including, the date of purchase.

L-3 Holdings

On May 13, 2014, the Company called for full redemption of all of its outstanding CODES effective on June 2, 2014 (the “Redemption Date”). The redemption price for the CODES was $1,000 per $1,000 principal amount of the CODES, plus accrued and unpaid interest to, but excluding, the Redemption Date. Holders of the CODES were entitled to convert all or a portion thereof (in integral multiples of $1,000) at any time prior to the close of business on the business day immediately preceding the Redemption Date (the “Redemption Conversion Period”). The conversion value of CODES of $935 million was calculated in accordance with the indenture governing the CODES based on the closing sales price of L-3 Holdings’ common stock and the conversion rate for each trading day in the 20 trading day period as follows: (1) for conversion notices received by May 16, 2014 (5 p.m.), the 20 trading day conversion period began on the third trading day following receipt of the conversion notice and (2) for conversion notices received after that time, the 20 trading day conversion period began on May 2, 2014 and ended on May 30, 2014, the trading day immediately preceding the Redemption Date. The Company settled the entire conversion value with respect to converted CODES in cash. As of the date of this report, the CODES have been retired. As a result of the conversion, the Company recorded a reduction to shareholders’ equity of $160 million related to the excess conversion value over the fair value of the debt component of the CODES, net of deferred tax liability.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

Interest income recognized was $3 million for the quarterly period ended June 27, 2014. Interest expense recognized was $2 million for the first half period ended June 27, 2014 and $5 million and $10 million for the quarterly and first half periods ended June 28, 2013. The carrying amount of the equity component (conversion feature) of the CODES was $64 million at December 31, 2013.

11.  Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. As of June 27, 2014, the statutes of limitations for the Company’s U.S. Federal income tax returns for the years ended December 31, 2010 through 2012 were open. The U.S. Internal Revenue Service (IRS) commenced audits of the Company’s U.S. Federal income tax returns for 2011 and 2010. The Company cannot predict the outcome of the audits at this time.

The effective tax rate for the first half period ended June 27, 2014 increased to 30.8% from 29.6% for the first half ended June 28, 2013. The increase was primarily due to a tax benefit in the first half period ended June 28, 2013 of $15 million related to the retroactive reinstatement in January 2013 of the U.S. Federal research and experimentation tax credit for 2012 and 2013, which did not recur in the first half period ended June 27, 2014.

As of June 27, 2014, the Company anticipates that unrecognized tax benefits will decrease by approximately $20 million over the next 12 months due to the potential resolution of unrecognized tax benefits involving several jurisdictions and tax periods. The actual amount of the decrease over the next 12 months could vary significantly depending on the ultimate timing and nature of any settlement.

Non-current income taxes payable include accrued potential interest of $13 million ($8 million after income taxes) at June 27, 2014 and $11 million ($7 million after income taxes) at December 31, 2013, and potential penalties of $7 million at June 27, 2014 and $8 million at December 31, 2013.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

12.  Amounts Reclassified Out of Accumulated Other Comprehensive (Loss) Income

The amounts reclassified from Accumulated Other Comprehensive (Loss) Income (AOCI) for the first half periods ended June 27, 2014 and June 28, 2013 are presented in the table below.

	Foreign currency translation	Unrealized gains (losses) on hedging instruments	Unrecognized (losses) and prior service cost, net	Total accumulated other comprehensive (loss) income
	(in millions)
Balance at December 31, 2012	$167	$3	$(720)	$(550)
Other comprehensive loss before reclassifications, net of tax	(52)	(5)	—	(57)
Amounts reclassified from other comprehensive income, net of tax	—	1	27	28

Net current period other comprehensive (loss) income	$(52)	$(4)	$27	$(29)

Balance at June 28, 2013	$115	$(1)	$(693)	$(579)

Balance at December 31, 2013	$142	$1	$(253)	$(110)
Other comprehensive income before reclassifications, net of tax	6	8	—	14
Amounts reclassified from other comprehensive (loss) income, net of tax	—	(5)	5	—

Net current period other comprehensive income	6	3	5	14

Balance at June 27, 2014	$148	$4	$(248)	$(96)

Further details regarding the amounts reclassified from AOCI for the quarterly and first half periods ended June 27, 2014 and June 28, 2013 are presented in the table below.

	Amount Reclassified from AOCI				Affected Line Item in the Unaudited Condensed Consolidated Statements of Operations
	Second Quarter Ended		First Half Ended
Details About AOCI Components	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(in millions)
(Loss) gain on hedging instruments	$(2)	$1	$(7)	$1	Cost of sales-products

	(2)	1	(7)	1	Income before income taxes
	—	—	2	—	Benefit for income taxes

	$(2)	$1	$(5)	$1	Net income

Amortization of defined benefit pension items:
Net loss	$4	$21	$8	$43	(a)

	4	21	8	43	Income before income taxes
	(2)	(7)	(3)	(16)	Provision for income taxes

	$2	$14	$5	$27	Net Income

Total reclassification for the period	$—	$15	$—	$28	Net Income

(a)	Amounts related to pension and postretirement benefit plans were reclassified from AOCI and recorded as a component of net periodic benefit cost (see Note 19 for additional information).

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

13.  Equity

On February 5, 2013, L-3 Holdings’ Board of Directors approved a share repurchase program that authorizes L-3 Holdings to repurchase up to $1.5 billion of its common stock through June 30, 2015. Repurchases of L-3 Holdings’ common stock under the share repurchase program are made at management’s discretion in accordance with applicable U.S. Federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including, but not limited to, the Company’s financial position, earnings, legal requirements, other investment opportunities (including acquisitions) and market conditions. L-3 Holdings repurchased 2.9 million shares of its common stock at an average price of $115.02 per share for an aggregate amount of $333 million from January 1, 2014 through June 27, 2014. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares.

At June 27, 2014, the remaining dollar value of authorization under the share repurchase program was $535 million. From June 28, 2014 through July 24, 2014, L-3 Holdings repurchased 505,394 shares of its common stock at an average price of $120.68 per share for an aggregate amount of $61 million.

On May 6, 2014, L-3 Holdings’ Board of Directors declared a cash dividend of $0.60 per share, which resulted in the Company paying total cash dividends of $52 million on June 16, 2014. Also, on June 24, 2014, L-3 Holdings Board of Directors declared a quarterly cash dividend of $0.60 per share, payable on September 15, 2014, to shareholders of record at the close of business on August 18, 2014.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

14.  L-3 Holdings’ Earnings Per Common Share

A reconciliation of basic and diluted earnings per share (EPS) is presented in the table below.

	Second Quarter Ended		First Half Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(in millions, except per share data)
Reconciliation of net income:
Net income	$141	$176	$313	$368
Net income attributable to noncontrolling interests	(4)	(1)	(6)	(2)

Net income attributable to L-3 Holdings’ common shareholders	$137	$175	$307	$366

Earnings per share attributable to L-3 Holdings’ common shareholders:
Basic:
Weighted average common shares outstanding	86.1	89.9	86.1	90.1

Basic earnings per share:
Net income	$1.59	$1.95	$3.57	$4.06

Diluted:
Common and potential common shares:
Weighted average common shares outstanding	86.1	89.9	86.1	90.1
Assumed exercise of stock options	2.9	3.6	3.2	3.5
Unvested restricted stock awards	1.6	1.8	1.6	1.8
Employee stock purchase plan contributions	0.2	0.2	0.1	0.2
Performance unit awards	0.1	0.1	0.2	0.1
Assumed purchase of common shares for treasury	(3.3)	(4.5)	(3.4)	(4.4)
Assumed conversion of the CODES(1)	1.7	—	1.6	—

Common and potential common shares	89.3	91.1	89.4	91.3

Diluted earnings per share:
Net income	$1.53	$1.92	$3.43	$4.01

(1)

L-3 Holdings’ CODES had no impact on diluted EPS for the quarterly and first half periods ended June 28, 2013 as the average market price of L-3 Holdings’ common stock during this period was less than the price at which the CODES would have been convertible into L-3 Holdings’ common stock. As of June 18, 2014, the final date of conversion, the conversion price during such period was $88.71. Although the CODES were retired during the quarterly period ended June 27, 2014, they were dilutive as the average market price of L-3 Holdings’ common stock during the period that the CODES were outstanding was greater than the price at which the CODES would have been convertible into L-3 Holdings’ common stock. See Note 10 regarding the retirement of the CODES.

The computation of diluted EPS excluded shares for stock options and employee stock purchase plan contributions of 0.5 million and 0.4 million for the quarterly and first half periods ended June 27, 2014, respectively, and shares for stock options of 1.7 million for both the quarterly and first half periods ended June 28, 2013, as they were anti-dilutive.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

15.  Fair Value Measurements

The following table presents the fair value hierarchy level for each of the Company’s assets and liabilities that are measured and recorded at fair value on a recurring basis.

	June 27, 2014			December 31, 2013
Description	Level 1(1)	Level 2(2)	Level 3(3)	Level 1(1)	Level 2(2)	Level 3(3)
	(in millions)
Assets
Cash equivalents	$88	$—	$—	$299	$—	$—
Derivatives (foreign currency forward contracts)	—	11	—	—	6	—

Total assets	$88	$11	$—	$299	$6	$—

Liabilities
Derivatives (foreign currency forward contracts)	$—	$4	$—	$—	$5	$—

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

16.  Financial Instruments

At June 27, 2014 and December 31, 2013, the Company’s financial instruments consisted primarily of cash and cash equivalents, billed receivables, trade accounts payable, Senior Notes, CODES and foreign currency forward contracts. The carrying amounts of cash and cash equivalents, billed receivables and trade accounts payable are representative of their respective fair values because of their short-term maturities or the expected settlement dates of these instruments. The carrying amounts and estimated fair values of the Company’s other financial instruments are presented in the table below.

	June 27, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Senior Notes(1)	$3,938	$4,245	$2,941	$3,121
CODES(1)	—	—	689	830
Foreign currency forward contracts(2)	7	7	1	1

(1)

The Company measures the fair value of its Senior Notes and CODES using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market. As of the date of this report, the CODES have been retired. See Note 10 for a description of the CODES Retirement.

(2)	See Note 17 for additional disclosures regarding the notional amounts and fair values of foreign currency forward contracts.

17.  Derivative Financial Instruments

The Company’s derivative financial instruments include foreign currency forward contracts, which are entered into for risk management purposes, and an embedded derivative, at December 31, 2013, representing the contingent interest payment provision related to the CODES.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

Foreign Currency Forward Contracts. The Company’s U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors that are denominated in currencies other than their functional currencies. To protect the functional currency equivalent cash flows associated with certain of these contracts, the Company enters into foreign currency forward contracts. The Company’s activities involving foreign currency forward contracts are designed to hedge the changes in the functional currency equivalent cash flows due to movements in foreign exchange rates compared to the functional currency. The foreign currencies hedged are primarily the Canadian dollar, the U.S. dollar, the Euro, and the British pound. The Company manages exposure to counterparty non-performance credit risk by entering into foreign currency forward contracts with major financial institutions that are expected to fully perform under the terms of such contracts. Foreign currency forward contracts are recorded in the Company’s condensed consolidated balance sheets at fair value and are generally designated and accounted for as cash flow hedges in accordance with the accounting standards for derivative instruments and hedging activities. Gains and losses on designated foreign currency forward contracts that are highly effective in offsetting the corresponding change in the cash flows of the hedged transactions are recorded net of income taxes in AOCI and then recognized in income when the underlying hedged transaction affects income. Gains and losses on foreign currency forward contracts that do not meet hedge accounting criteria are recognized in income immediately. Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. The table below presents the notional amounts of the Company’s outstanding foreign currency forward contracts by currency at June 27, 2014.

Currency	Notional Amounts
(in millions)
Canadian dollar	$198
U.S. dollar	107
Euro	71
British pound	11
Other	2

Total	$389

At June 27, 2014, the Company’s foreign currency forward contracts had maturities through 2018.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

Embedded Derivative. The embedded derivative related to the issuance of the CODES is recorded at fair value, which was zero at December 31, 2013. The table below presents the location of the Company’s derivative instruments recorded at fair value on the condensed consolidated balance sheets.

	June 27, 2014				December 31, 2013
	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Foreign currency forward contracts(1)	$7	$4	$2	$2	$5	$1	$3	$2
Derivatives not designated as hedging instruments:
Foreign currency forward contracts(1)	—	—	—	—	—	—	—	—
Embedded derivative related to the CODES(2)	—	—	—	—	—	—	—	—

Total derivative instruments	$7	$4	$2	$2	$5	$1	$3	$2

(1)	See Note 15 for a description of the fair value hierarchy related to the Company’s foreign currency forward contracts.

(2)	See Note 10 for a description of the CODES Retirement.

The effect of gains or losses from foreign currency forward contracts was not material to the unaudited condensed consolidated statements of operations for the quarterly or first half periods ended June 27, 2014 and June 28, 2013. At June 27, 2014, the estimated amount of existing losses that are expected to be reclassified into income within the next 12 months is $2 million.

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

In accordance with the accounting standard for contingencies, the Company records a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are disclosed in Note 9. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At June 27, 2014, the Company did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. The Company believes it has recorded adequate provisions for its litigation matters. The Company reviews these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. While it is reasonably possible that an unfavorable outcome may occur in one or more of the following matters, unless otherwise stated below, the Company believes that it is not probable that a loss has been incurred in any of these matters. With respect to the litigation matters below for which it is reasonably possible that an unfavorable outcome may occur, an estimate of loss or range of loss is disclosed when such amount or amounts can be reasonably estimated. Although the Company believes that it has valid defenses with respect to legal matters and investigations pending against it, the results of litigation can be difficult to predict, particularly those involving jury trials. Accordingly, our current judgment as to the likelihood of our loss (or our current estimate as to the potential range of loss, if applicable) with respect to any particular litigation matter may turn out to be wrong. Therefore, it is possible that the financial position, results of operations or cash flows of the Company could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these or other contingencies.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

Class Actions. In August 2014, Zubair Patel, Alan Nguyen and Carmen Valentino filed separate, putative class action complaints in the United States District Court for the Southern District of New York against the Company and certain of its officers. Each complaint alleges violations of federal securities laws related to misconduct and accounting errors identified by the Company at its Aerospace Systems segment, and seeks monetary damages, pre- and post-judgment interest, and fees and expenses. The Company believes the lawsuits lack merit and intends to defend against them vigorously. The Company is unable to reasonably estimate any amount or range of loss that may be incurred in connection with these matters because the proceedings are in their early stages. For a discussion of the Company’s internal review relating to the accounting matters at issue, see Note 3.

Government Inquiries. On July 30, 2014, the Company voluntarily contacted the SEC to report information concerning its internal review related to misconduct and accounting errors identified by the Company at its Aerospace Systems segment. The Company is in contact with the SEC and the U.S. Department of Justice, has received subpoenas for documents and other materials from both agencies concerning these self-reported matters, and is fully cooperating. The Company is unable to reasonably estimate any amount or range of loss that may be incurred in connection with these inquiries because they are in their early stages.

Kalitta Air. On January 31, 1997, a predecessor of Kalitta Air filed a lawsuit in the U.S. District Court for the Northern District of California (the trial court) asserting, among other things, negligence and negligent misrepresentation against Central Texas Airborne Systems, Inc. (CTAS), a predecessor to L-3 Integrated Systems (L-3 IS), in connection with work performed by a predecessor to CTAS to convert two Boeing 747 aircraft from passenger configuration to cargo freighters. CTAS’ insurance carrier has accepted defense of this matter and has retained counsel, subject to a reservation of rights by the insurer to dispute its obligations under the applicable insurance policies in the event a judgment is ultimately rendered against CTAS. The work at issue in the lawsuit was performed using Supplemental Type Certificates (STCs) issued in 1988 by the Federal Aviation Administration (FAA). In 1996, following completion of the work, the FAA issued an airworthiness directive with respect to the STCs that effectively grounded the aircraft. Following two jury trials (in which Kalitta Air did not prevail) and related appeals to the U.S. Court of Appeals for the Ninth Circuit (the Court of Appeals), a third jury trial for this matter began on October 31, 2011, during which Kalitta Air sought damages of approximately $235 million plus an unspecified amount of pre-judgment interest that, in other contexts, has been claimed by Kalitta Air to exceed $240 million. Following the completion of the third trial on November 30, 2011, the jury rendered a verdict in favor of CTAS, finding no negligence on the part of CTAS. The trial court entered a judgment upon the verdict on March 20, 2012. Kalitta Air filed an appeal of the judgment with the Court of Appeals on July 23, 2012, which ruled against Kalitta Air and affirmed the trial court’s judgment on November 25, 2013. On April 3, 2014, Kalitta Air filed a petition with the U.S. Supreme Court seeking review of the Court of Appeals’ decision. The U.S. Supreme Court denied Kalitta Air’s petition on June 30, 2014.

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

Investigations by the National Transportation Safety Board after the crash revealed that both TCAS units were performing as designed. The suits allege negligence and strict product liability based upon the design of the units and the training provided to resolve conflicting commands and seek approximately $315 million in damages, including $150 million in punitive damages. The Company’s insurers have accepted defense of this matter and have retained counsel. The matters were consolidated in the U.S. District Court for the District of New Jersey, which then dismissed the actions on the basis of forum non conveniens. Plaintiffs representing 30 of the estates re-filed their complaint against ACSS on April 23, 2007 with the Barcelona Court’s Registry in Spain. On March 9, 2010, the court ruled in favor of the plaintiffs and entered judgment against ACSS in the amount of approximately $6.7 million, all of which represented compensatory damages. Both ACSS and the plaintiffs appealed the judgment. In May 2012, the appellate court ruled in favor of the plaintiffs and entered judgment against ACSS in the amount of $48 million. ACSS filed an appeal of the judgment with the Supreme Court of Spain on September 28, 2012. On July 1, 2013, the Supreme Court agreed to consider the appeal, and the parties are awaiting the Supreme Court’s decision. The Company believes that the ruling and the damages awarded are inconsistent with the law and evidence presented and, accordingly, that it is not probable that the Company has incurred a loss with respect to this matter. As of the date of this filing, 18 out of the 30 plaintiffs have released their claims against ACSS in consideration for payments made by the Company’s insurance carriers.

HVC Alkmaar. On July 23, 2014, a notice of claim was received by our JovyAtlas business unit. The notice relates to losses resulting from a fire that occurred at an HVC Alkmaar bio-energy plant on July 21, 2013. The notice states that the fire resulted from the failure of an uninterruptible power supply (UPS) to provide sufficient power to act as a back-up energy supply, alleges that JovyAtlas was the manufacturer and service provider for the UPS and claims €11 million in estimated property damages and €35 million in estimated business interruption damages. The Company has tendered the notice of claim to its insurance carriers, who have commenced their own investigation.

19.  Pension and Other Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s pension and other postretirement benefit plans.

	Pension Plans				Postretirement Benefit Plans
	Second Quarter Ended		First Half Ended		Second Quarter Ended		First Half Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(in millions)
Components of net periodic benefit cost:
Service cost	$27	$33	$54	$65	$1	$1	$2	$2
Interest cost	37	33	73	66	2	1	4	3
Expected return on plan assets	(49)	(41)	(97)	(83)	(1)	(1)	(2)	(2)
Amortization of prior service costs (credits)	—	—	1	—	—	—	(1)	1
Amortization of net loss (gain)	5	21	9	43	(1)	—	(1)	(1)
Curtailment loss	—	—	1	—	—	—	—	—

Net periodic benefit cost	$20	$46	$41	$91	$1	$1	$2	$3

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

Contributions. The Company contributed cash of $48 million to its pension plans and $3 million to its other postretirement benefit plans during the first half period ended June 27, 2014. The Company expects to contribute an additional $49 million to its pension plans and $7 million to its other postretirement benefit plans during the remainder of 2014.

20.  Stock-Based Compensation

During the first half period ended June 27, 2014, the Company granted stock-based compensation under the Amended and Restated 2008 Long Term Performance Plan (2008 LTPP) in the form of stock options, restricted stock units and performance units further discussed below.

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

Restricted Stock Units. The Company granted 414,067 restricted stock units with a weighted average grant date fair value of $113.67 per share. Restricted stock units automatically convert into shares of L-3 Holdings’ common stock upon vesting, and are subject to forfeiture until certain restrictions have lapsed, including a three year cliff vesting period for employees and a one year cliff vesting period for non-employee directors, in each case starting on the date of grant.

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

21.  Supplemental Cash Flow Information

	First Half Ended
	June 27, 2014	June 28, 2013
	(in millions)
Interest paid on outstanding debt	$86	$86
Income tax payments	104	137
Income tax refunds	6	16

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

The tables below present net sales, operating income, depreciation and amortization and total assets by reportable segment.

	Second Quarter Ended		First Half Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(in millions)
Net Sales:
Aerospace Systems	$1,062	$1,133	$2,136	$2,324
Electronic Systems	1,123	1,162	2,221	2,299
Communication Systems	538	606	1,055	1,181
NSS	336	333	641	664
Elimination of intercompany sales	(40)	(45)	(77)	(82)

Consolidated total	$3,019	$3,189	$5,976	$6,386

Operating Income:
Aerospace Systems	$39	$104	$132	$231
Electronic Systems	133	127	258	244
Communication Systems	48	40	98	85
NSS	19	19	37	40

Consolidated total	$239	$290	$525	$600

Depreciation and amortization:
Aerospace Systems	$9	$9	$19	$18
Electronic Systems	30	29	59	59
Communication Systems	13	11	25	23
NSS	3	3	6	6

Consolidated total	$55	$52	$109	$106

	June 27, 2014	December 31, 2013
	(in millions)
Total Assets:
Aerospace Systems	$3,133	$3,087
Electronic Systems	7,115	6,928
Communication Systems	2,097	2,130
NSS	1,339	1,247
Corporate	432	596

Consolidated total	$14,116	$13,988

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

23.  Employee Severance and Termination Costs

Consistent with the Company’s strategy to continuously improve its cost structure and right-size its businesses, especially in view of sequestration and other DoD budget reductions, L-3 is completing employment reduction actions across several of its businesses to reduce both direct and indirect costs, including overhead and general and administrative costs. As a result of these initiatives and due to the impact of sequestration at certain affected business units, the Company recorded $20 million in employee severance and other termination costs with respect to approximately 1,300 employees during the first half period ended June 27, 2014. During the year ended December 31, 2013, the Company recorded a total of $29 million in employee severance and other termination costs with respect to approximately 2,000 employees. Employee severance and other termination costs are reported within cost of sales on the unaudited condensed consolidated statement of operations. The remaining balance to be paid in connection with these initiatives was $16 million at June 27, 2014 and $11 million at December 31, 2013. Employee severance and other termination costs incurred by reportable segment for the first half periods ended June 27, 2014 and June 28, 2013 are presented in the table below.

	First Half Ended
	June 27, 2014	June 28, 2013
	(in millions)
Reportable Segment
Aerospace Systems	$2	$—
Electronic Systems	14	9
Communication Systems	3	4
NSS	1	1

Consolidated	$20	$14

24.  Condensed Combining Financial Information of L-3 Communications and Its Subsidiaries

L-3 Communications is a 100% owned subsidiary of L-3 Holdings. The debt of L-3 Communications, including the Senior Notes and borrowings under amounts drawn against the Amended and Restated Revolving Credit Facility is guaranteed, on a joint and several, full and unconditional basis, by certain of its domestic subsidiaries (the “Guarantor Subsidiaries”) and, in the case of the Amended and Restated Revolving Credit Facility, by L-3 Holdings. The CODES, prior to the CODES Retirement, were guaranteed on a joint and several, full and unconditional basis, by L-3 Communications and the Guarantor Subsidiaries. See Note 11 to the audited consolidated financial statements for the year ended December 31, 2013, included in the Company’s Form 10-K/A. The foreign subsidiaries and certain domestic subsidiaries of L-3 Communications (the “Non-Guarantor Subsidiaries”) do not guarantee the debt of L-3 Communications or L-3 Holdings. None of the debt of L-3 Communications has been issued by its subsidiaries. There are no restrictions on the payment of dividends from the Guarantor Subsidiaries to L-3 Communications or from L-3 Communications to L-3 Holdings.

Under the terms of the indentures governing the Senior Notes, the guarantees of the Senior Notes will automatically and unconditionally be released and discharged: (1) upon the release of all guarantees of all other outstanding indebtedness of L-3 Communications Corporation, or (2) upon the determination that such guarantor is no longer a “domestic subsidiary.” In addition, the guarantees of the Senior Notes will be automatically and unconditionally released and discharged in the event of a sale or other disposition of all of the assets of any guarantor, by way of merger, consolidation or otherwise, or a sale of all of the capital stock of such guarantor.

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

As discussed in Note 3, the Company is revising its previously issued financial statements. As part of that revision, the Company has revised the accompanying condensed combining financial statements contained herein. The adjustments related to the internal review of the Aerospace Systems segment, excluding certain adjustments related to the Platform Systems segment, were recorded as adjustments to the Guarantor Subsidiaries financial statement amounts. Adjustments from the internal review that related to a foreign subsidiary of the Platform Systems segment, with a cumulative operating impact through June 27, 2014 of $28 million, were recorded to the Non-Guarantor Subsidiaries financial statement amounts. The adjustments for the accounting related to a sales-type lease transaction for flight simulator systems within its Electronic Systems segment have been recorded as adjustments to the L-3 Communications financial statement amounts. The adjustments for the previously identified immaterial errors were recorded as adjustments to the Guarantor Subsidiaries financial statement amounts.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Balance Sheets:
At June 27, 2014:
Current assets:
Cash and cash equivalents	$—	$92	$2	$213	$(8)	$299
Billed receivables, net	—	333	443	283	—	1,059
Contracts in process	—	998	1,237	398	—	2,633
Other current assets	—	383	156	175	—	714

Total current assets	—	1,806	1,838	1,069	(8)	4,705
Goodwill	—	2,307	4,327	1,204	—	7,838
Other assets	—	803	528	242	—	1,573
Investment in and amounts due from consolidated subsidiaries	5,904	7,215	3,808	—	(16,927)	—

Total assets	$5,904	$12,131	$10,501	$2,515	$(16,935)	$14,116

Current liabilities	$—	$894	$979	$629	$(8)	$2,494
Amounts due to consolidated subsidiaries	—	—	—	387	(387)	—
Other long-term liabilities	—	1,395	194	116	—	1,705
Long-term debt	—	3,938	—	—	—	3,938

Total liabilities	—	6,227	1,173	1,132	(395)	8,137

L-3 shareholders’ equity	5,904	5,904	9,328	1,383	(16,615)	5,904
Noncontrolling interests	—	—	—	—	75	75

Total equity	5,904	5,904	9,328	1,383	(16,540)	5,979

Total liabilities and equity	$5,904	$12,131	$10,501	$2,515	$(16,935)	$14,116

At December 31, 2013:
Current assets:
Cash and cash equivalents	$—	$258	$—	$261	$(19)	$500
Billed receivables, net	—	364	401	226	—	991
Contracts in process	—	925	1,152	354	—	2,431
Other current assets	—	344	159	169	—	672

Total current assets	—	1,891	1,712	1,010	(19)	4,594
Goodwill	—	2,307	4,326	1,163	—	7,796
Other assets	—	838	532	228	—	1,598
Investment in and amounts due from consolidated subsidiaries	6,670	6,940	3,744	—	(17,354)	—

Total assets	$6,670	$11,976	$10,314	$2,401	$(17,373)	$13,988

Current liabilities	$—	$914	$1,011	$628	$(19)	$2,534
Amounts due to consolidated subsidiaries	—	—	—	270	(270)	—
Other long-term liabilities	—	1,451	193	124	—	1,768
Long-term debt	689	3,630	—	—	(689)	3,630

Total liabilities	689	5,995	1,204	1,022	(978)	7,932

L-3 shareholders’ equity	5,981	5,981	9,110	1,379	(16,470)	5,981
Noncontrolling interests	—	—	—	—	75	75

Total equity	5,981	5,981	9,110	1,379	(16,395)	6,056

Total liabilities and equity	$6,670	$11,976	$10,314	$2,401	$(17,373)	$13,988

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)

Condensed Combining Statements of Operations:
For the quarter ended June 27, 2014:
Total net sales	$—	$883	$1,655	$555	$(74)	$3,019
Total cost of sales	(14)	(798)	(1,552)	(504)	88	(2,780)

Operating (loss) income	(14)	85	103	51	14	239
Interest expense	3	(38)	—	(1)	(3)	(39)
Interest and other income, net	—	3	—	1	—	4

(Loss) income before income taxes	(11)	50	103	51	11	204
Benefit (provision) for income taxes	3	(18)	(31)	(14)	(3)	(63)
Equity in net income of consolidated subsidiaries	145	105	—	—	(250)	—

Net income	137	137	72	37	(242)	141
Net income attributable to noncontrolling interests	—	—	—	—	(4)	(4)

Net income attributable to L-3	$137	$137	$72	$37	$(246)	$137

Comprehensive income attributable to L-3	$169	$169	$79	$60	$(308)	$169

For the quarter ended June 28, 2013:
Total net sales	$—	$992	$1,721	$572	$(96)	$3,189
Total cost of sales	(14)	(910)	(1,571)	(514)	110	(2,899)

Operating (loss) income	(14)	82	150	58	14	290
Interest expense	(5)	(44)	—	—	5	(44)
Interest and other income, net	—	3	1	3	—	7

(Loss) income before income taxes	(19)	41	151	61	19	253
Benefit (provision) for income taxes	6	(16)	(43)	(18)	(6)	(77)
Equity in net income of consolidated subsidiaries	188	150	—	—	(338)	—

Net income	175	175	108	43	(325)	176
Net income attributable to noncontrolling interests	—	—	—	—	(1)	(1)

Net income attributable to L-3	$175	$175	$108	$43	$(326)	$175

Comprehensive income attributable to L-3	$170	$170	$107	$26	$(303)	$170

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Statements of Operations:
For the first half ended June 27, 2014:
Total net sales	$—	$1,746	$3,280	$1,098	$(148)	$5,976
Total cost of sales	(29)	(1,567)	(3,033)	(999)	177	(5,451)

Operating (loss) income	(29)	179	247	99	29	525
Interest expense	(2)	(81)	—	(1)	2	(82)
Interest and other income, net	—	8	—	1	—	9

(Loss) income before income taxes	(31)	106	247	99	31	452
Benefit (provision) for income taxes	9	(33)	(76)	(30)	(9)	(139)
Equity in net income of consolidated subsidiaries	329	234	—	—	(563)	—

Net income	307	307	171	69	(541)	313
Net income attributable to noncontrolling interests	—	—	—	—	(6)	(6)

Net income attributable to L-3	$307	$307	$171	$69	$(547)	$307

Comprehensive income attributable to L-3	$321	$321	$175	$75	$(571)	$321

For the first half ended June 28, 2013:
Total net sales	$—	$1,935	$3,458	$1,162	$(169)	$6,386
Total cost of sales	(28)	(1,771)	(3,140)	(1,044)	197	(5,786)

Operating (loss) income	(28)	164	318	118	28	600
Interest expense	(10)	(87)	—	—	10	(87)
Interest and other income, net	—	6	—	4	—	10

(Loss) income before income taxes	(38)	83	318	122	38	523
Benefit (provision) for income taxes	11	(25)	(94)	(36)	(11)	(155)
Equity in net income of consolidated subsidiaries	393	308	—	—	(701)	—

Net income	366	366	224	86	(674)	368
Net income attributable to noncontrolling interests	—	—	—	—	(2)	(2)

Net income attributable to L-3	$366	$366	$224	$86	$(676)	$366

Comprehensive income attributable to L-3	$337	$337	$224	$31	$(592)	$337

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Statements of Cash Flows:
For the first half ended June 27, 2014:
Operating activities:
Net cash from (used in) operating activities	$1,375	$107	$152	$3	$(1,422)	$215

Investing activities:
Business acquisitions, net of cash acquired	—	(57)	—	—	—	(57)
Investments in L-3 Communications	(77)	—	—	—	77	—
Other investing activities	—	(25)	(24)	(11)	—	(60)

Net cash used in investing activities	(77)	(82)	(24)	(11)	77	(117)

Financing activities:
Proceeds from sale of senior notes	—	996	—	—	—	996
Retirement of CODES	(935)	—	—	—	—	(935)
Common stock repurchased	(333)	—	—	—	—	(333)
Dividends paid on L-3 Holdings common stock	(107)	—	—	—	—	(107)
Dividends paid to L-3 Holdings	—	(1,375)	—	—	1,375	—
Investments from L-3 Holdings	—	77	—	—	(77)	—
Other financing activities	77	111	(126)	(40)	58	80

Net cash used in financing activities	(1,298)	(191)	(126)	(40)	1,356	(299)

Net (decrease) increase in cash	—	(166)	2	(48)	11	(201)
Cash and cash equivalents, beginning of the period	—	258	—	261	(19)	500

Cash and cash equivalents, end of the period	$—	$92	$2	$213	$(8)	$299

For the first half ended June 28, 2013:
Net cash from operating activities	$349	$146	$254	$64	$(417)	$396

Investing activities:
Business acquisitions, net of cash acquired	—	(1)	—	—	—	(1)
Investments in L-3 Communications	(37)	—	—	—	37	—
Other investing activities	—	(53)	(39)	(11)	—	(103)

Net cash used in investing activities	(37)	(54)	(39)	(11)	37	(104)

Financing activities:
Common stock repurchased	(248)	—	—	—	—	(248)
Dividends paid on L-3 Holdings common stock	(101)	—	—	—	—	(101)
Dividends paid to L-3 Holdings	—	(349)	—	—	349	—
Investments from L-3 Holdings	—	37	—	—	(37)	—
Other financing activities	37	94	(215)	(50)	179	45

Net cash used in financing activities	(312)	(218)	(215)	(50)	491	(304)

Effect of foreign currency exchange rate changes on cash	—	—	—	(9)	—	(9)

Net decrease in cash	—	(126)	—	(6)	111	(21)
Cash and cash equivalents, beginning of the period	—	246	—	242	(139)	349

Cash and cash equivalents, end of the period	$—	$120	$—	$236	$(28)	$328

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Overview and Outlook

Explanatory Note

We are filing this Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2014 (the “Report” or this “Form 10-Q”) following the completion of the internal review of our Aerospace Systems segment, which is described below. We delayed the filing of this Form 10-Q with the Securities and Exchange Commission in order to complete the internal review of our Aerospace Systems segment. Concurrently with the filing of this Form 10-Q, we are filing Amendments No. 1 to our Annual Report on Form10-K for the fiscal year ended December 31, 2013 (the “Form 10-K/A”) and Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2014 (the “Form 10-Q/A,” and together with the 2013 Form 10-K/A, the “Amendments”). The Amendments and this Form 10-Q incorporate the findings from the internal review, which include a discussion of identified material weaknesses in our internal control over financial reporting that existed at December 31, 2013 and March 28, 2014 and revisions to previously issued financial statements.

Controls and Procedures: As part of the internal review of our Aerospace Systems segment, discussed below, we identified material weaknesses in our internal controls over financial reporting (“ICFR”). The material weaknesses, further discussed in Item 4, Controls and Procedures on page 61, are: (1) the Company did not maintain an effective control environment at its Aerospace Systems segment, with respect to: (i) inadequate execution of existing controls around the annual review and approval of contract (revenue arrangement) estimates; (ii) not following established Company accounting policies, controls and procedures, and (iii) intentional override of numerous transactional and monitoring internal controls at our Army Sustainment division; and (2) Company personnel did not perform reviews of certain employee concerns regarding violations of our accounting policies and ICFR in a sufficient and effective manner.

We are revising our previously issued financial statements in the Amendments to update for: (1) accounting adjustments due to the internal review at our Aerospace Systems segment, (2) accounting error related to a sales-type lease transaction for flight simulator systems within our Electronic Systems segment, and (3) previously identified immaterial errors already recognized in its financial statements but not recorded in the appropriate periods. The accounting errors related to the sales-type lease and immaterial out of period amounts are not related to the internal review at our Aerospace Systems segment.

Internal Review of Aerospace Systems Segment: We conducted an internal review related to instances of misconduct and accounting errors at our Aerospace Systems segment. This review was conducted with the assistance of outside legal and accounting advisors, and has been completed. As a result of the internal review, we identified and recorded aggregate pre-tax charges as follows: (1) $60 million for 2013, (2) $25 million for 2012, (3) $5 million for 2011, and (4) $4 million for periods prior to 2011. Furthermore, this quarterly report on Form 10-Q for the three and six month periods ended June 27, 2014 and the three month period ended March 28, 2014 also include aggregate pre-tax charges related to the internal review of Aerospace Systems segment. The pre-tax charge related to the internal review of Aerospace Systems segment for the three months ended March 28, 2014 is approximately $20 million, and for the three months ended June 27, 2014 is approximately $55 million.

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

With respect to each of these immaterial out of period amounts included in the Company’s previously issued financial statements, the table below presents the: (1) nature of the adjustments, (2) applicable segment, and (3) amount of increase (or decrease) to sales and operating income for the quarters ended December 31, September 27, June 28, and March 29, 2013.

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

The table below presents the impact of the matters discussed above on sales and pre-tax income in total, for the six month period ended June 27, 2014, years ended December 31, 2013, 2012, and 2011, and for the years ended prior to December 31, 2011.

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

The table below presents the impact of the matters discussed above on sales and pre-tax income for the quarters ended June 27 and March 28, 2014, December 31, September 27, June 28, 2013 and March 29, 2013.

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

For additional information regarding the effect the adjustments above had on previously issued financial statements, see Note 3, on page 10.

In accordance with ASC 650-10-S99 and S55, we performed an analysis to determine if the impact of the amounts disclosed above were material to previously issued financial statements. Based on that analysis, we believe that previously issued financial statements are not materially misstated on either a quantitative or qualitative basis. However, we believe that correcting these errors in this Form 10-Q would, in the aggregate, cause a material misstatement to forecasted pre-tax income and net income for the fiscal year ending December 31, 2014. Accordingly, we are correcting these errors by revising our previously issued financial statements to record all the adjustments in the tables above in the appropriate period.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the revisions for the quarter ended June 28, 2013 (2013 Second Quarter) and the first half period ended June 28, 2013 (2013 First Half) as described under Note 3 to our unaudited condensed consolidated financial statements contained in this Form 10-Q, which accompany the financial statements in Part I, Item 1 of this Form 10-Q.

L-3’s Business

L-3 Holdings derives all of its operating income and cash flows from its wholly-owned subsidiary, L-3 Communications. L-3 Holdings is a prime contractor in aerospace systems and national security solutions. L-3 is also a leading provider of a broad range of communication and electronic systems and products used on military and commercial platforms. The Company’s customers include the United States (U.S.) Department of Defense (DoD) and its prime contractors, U.S. government intelligence agencies, the U.S. Department of Homeland Security (DHS), U.S. Department of State (DoS), allied international governments, and domestic and international commercial customers.

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

Financial information with respect to our segments is included in Results of Operations within this section, Note 22 to our unaudited condensed consolidated financial statements and Note 23 to our audited consolidated financial statements included in our Form 10-K/A. Financial information for the quarterly and first half periods ended June 28, 2013 in this section has been revised for the segment realignment discussed above.

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

The enacted FY 2013 and FY 2014 DoD budgets comply with the sequestration cuts required by the Budget Control Act of 2011 (BCA), as amended by The American Taxpayer Relief Act (ATRA) and the Bipartisan Budget Act of 2013 (BBA). ATRA, enacted on January 2, 2013, delayed the effective date of the BCA sequester cuts by two months to March 1, 2013 and reduced the sequester cuts to the FY 2013 DoD budget by $9 billion. The BBA, enacted on December 26, 2013, reduced budget sequester cuts to the DoD base budget by approximately $22 billion for FY 2014 and $9 billion for FY 2015 and increased the FY 2014 OCO budget by $6 billion compared to the amount requested by the Obama Administration (“Administration”).

On March 4, 2014, the Administration submitted its FY 2015 DoD Proposed Budget Request (PBR). The FY 2015 base budget request of $496 billion complies with the BCA sequestration cut spending caps, as amended by the BBA. The FY 2015 budget request also includes a $79 billion estimate for OCO. The total FY 2015 DoD budget request is $575 billion, a decline of 1% compared to the enacted FY 2014 DoD budget. On June 27, 2014, the Administration submitted to Congress an OCO Budget Amendment to update the FY 2015 DoD OCO request to $58.6 billion. For FY 2015, the Administration’s budget included a request for an additional $56 billion for the Opportunity, Growth and Security (OGS) Initiative. The OGS Initiative includes defense related funding for the DoD of $26.4 billion spread across military departments.

The table below presents the FY 2011 through FY 2014 enacted DoD budgets and the FY 2015 PBR. The FY 2015 PBR, submitted to Congress in March 2014 (as amended by the June 2014 OCO update), exceeds the BCA sequestration cut spending caps by $35 billion in FY 2016, $31 billion in FY 2017, $27 billion for FY 2018 and $22 billion for FY 2019. The table below excludes these amounts that exceed the BCA spending caps for FY 2016 to FY 2019 and the OGS Initiative of $26.4 billion.

	DoD Budget (includes Sequestration Cuts/BBA)			Annual Total Budget Change
Fiscal Year (Ending September 30)	Base	OCO	Total
	(in billions)
2011	$528	$159	$687	0%
2012	$530	$115	$645	-6%
2013	$496	$82	$578	-10%
2014	$496	$85	$581	1%
2015	$496	$59	$555	-4%
2016	$500	$30	$530	-5%
2017	$512	$30	$542	+2%
2018	$525	$30	$555	+2%
2019	$537	$30	$567	+2%

While we believe that L-3 is well positioned to benefit from several of the DoD’s focus areas, declining DoD budgets will generally pressure and possibly reduce funding for some of our contracts, which could reduce our sales and operating income and negatively impact our results of operations and cash flows. Uncertainty continues to exist, even with the recent passage of the BBA, regarding how sequestration cuts will be implemented in future fiscal year DoD budgets and what challenges this may present for the defense industry, including L-3, our customers and suppliers. Furthermore, while members of Congress and the Administration continue to discuss various options to address sequestration and the U.S. Government’s overall fiscal challenges, we cannot predict the outcome of these efforts. We do not believe the FY 2014 sequester cuts to the DoD budget will have a significant negative impact on our results of operations or cash flows for the year ending December 31, 2014. However, depending on how future sequestration cuts are implemented, sequestration could have a material, negative impact on our results of operations and cash flows in the future. In addition, declining DoD budgets due to sequestration or other reductions could also potentially trigger non-cash goodwill impairment charges depending on how these reductions impact each of our reporting units. (See the discussion regarding goodwill in “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” included in our Form 10-K/A.)

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

Sales Trend. For the quarter ended June 27, 2014 (2014 Second Quarter), consolidated net sales of $3,019 million decreased by $170 million, or 5%, due to a decrease in organic sales of $192 million, or 6%, partially offset by net sales from acquisitions of $21 million, or 1%, compared to the 2013 Second Quarter.

For the first half period ended June 27, 2014 (2014 First Half), consolidated net sales of $5,976 million decreased by $410 million, or 6%, due primarily to a decrease in organic sales of $445 million, or 7%, partially offset by net sales from acquisitions of $35 million, or 1%, compared to the 2013 First Half. See “—Results of Operations”, including segment results below for a discussion of sales.

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

We derived approximately 68% of our 2013 sales from DoD customers and, as a result, our sales trends are generally highly correlated to DoD budget levels. DoD budgets are a function of several factors and uncertainties beyond our control, including, but not limited to, changes in U.S. procurement policies, budget considerations, current and future economic conditions, presidential administration priorities, U.S. military engagements, changing national security and defense requirements, geo-political developments, actual fiscal year congressional appropriations for defense budgets, and sequestration and other DoD budget reductions. Any of these factors could result in a significant increase, decrease or redirection of DoD budgets and impact our future results of operations, including our sales and operating income growth rates. Additionally, our future results of operations will be affected by our ability to retain our existing business, including our revenue arrangements with DoD customers, and to successfully compete for new business, which largely depends on: (1) our successful performance on existing contracts, (2) the effectiveness and innovation of our technologies and research and development activities, (3) our ability to offer better program performance than our competitors at an affordable cost and (4) our ability to retain our employees and hire new ones, particularly those employees who have U.S. Government security clearances. We expect our 2014 consolidated sales to decline by approximately 4% compared to 2013, primarily due to the decline in DoD budgets.

Operating Income Trend. Operating income for the 2014 Second Quarter was $239 million, a decrease of 18% from $290 million for the 2013 Second Quarter. Our operating margin was 7.9% for the 2014 Second Quarter, a decrease of 120 basis points from 9.1% for the 2013 Second Quarter.

Operating income for the 2014 First Half was $525 million, a decrease of 13% from $600 million for the 2013 First Half. Our operating margin was 8.8% for the 2014 First Half, a decrease of 60 basis points from 9.4% for the 2013 First Half. See “—Results of Operations”, including segment results below for a discussion of operating margin.

While we continue to undertake cost management actions, such as reducing our indirect costs, resizing select business units, and improving our productivity and contract performance in an effort to maintain or even increase operating margin, these efforts may not be successful. Changes in the competitive environment and DoD procurement practices, reductions to the DoD budget, lower consolidated sales and changes in our annual pension expense and severance costs could result in lower operating margin. Furthermore, select business acquisitions and select new business, including contract renewals and new contracts, could have lower operating margins than L-3’s operating margins on existing business and contracts. We expect our 2014 annual consolidated operating margin to decrease as compared to 2013, primarily due to lower expected pension expense.

Other Events

Debt Issuance CODES Retirement. On May 28, 2014, L-3 Communications issued $350 million in principal amount of 1.50% Senior Notes that mature on May 28, 2017 (2017 Senior Notes) and $650 million in principal amount of 3.95% Senior Notes that mature on May 28, 2024 (2024 Senior Notes). The 2017 Senior Notes and 2024 Senior Notes (together referred to as the “Senior Notes”) were issued at a bond discount of $1 million and $3 million, respectively. The net cash proceeds of $988 million from this Senior Notes offering were used primarily to fund the CODES Retirement as discussed below. The remaining net proceeds are available for general corporate purposes.

On May 13, 2014, the Company called for full redemption of all of its outstanding CODES effective on June 2, 2014 (the “Redemption Date”). The redemption price for the CODES was $1,000 per $1,000 principal amount of the CODES, plus accrued and unpaid interest to, but excluding, the Redemption Date. Holders of the CODES were entitled to convert all or a portion of thereof (in integral multiples of $1,000) at any time prior to the close of business on the business day immediately preceding the Redemption Date (the “Redemption Conversion Period”). The conversion value of CODES of $935 million was calculated in accordance with the indenture governing the CODES based on the closing sales price of L-3 Holdings’ common stock and the conversion rate for each trading day in the 20 trading day period as follows: (1) for conversion notices received by May 16, 2014 (5 p.m.), the 20 trading day conversion period began on the third trading day following receipt of the conversion notice and (2) for conversion notices received after that time, the 20 trading day conversion period began on May 2, 2014 and ended on May 30, 2014, the trading day immediately preceding the Redemption Date. The Company settled the entire conversion value with respect to converted CODES in cash. As of the date of this report, the CODES have been retired. As a result of the conversion, the Company recorded a reduction to shareholders’ equity of $160 million, related to the excess conversion value over the fair value of the debt component of the CODES, net of deferred tax liability.

See Note 10 to our unaudited condensed consolidated financial statements contained in this quarterly report for additional information regarding the issuance of the Senior Notes and the CODES Retirement.

Business Acquisitions and Dispositions

Our Form 10-K/A summarizes the business acquisitions and dispositions that we completed during the three years ended December 31, 2013. During the 2014 First Half, we acquired Data Tactics Corporation (L-3 Data Tactics) with $57 million of cash on hand. Business acquisitions are included in our consolidated results of operations from their dates of acquisition. See Note 5 to our unaudited condensed consolidated financial statements contained in this quarterly report for a discussion of our business acquisitions.

Results of Operations

The following information should be read in conjunction with our unaudited condensed consolidated financial statements contained in this quarterly report. Our results of operations for the periods presented are affected by our business acquisitions. See Note 5 to our unaudited condensed consolidated financial statements for a discussion of our business acquisitions.

Consolidated Results of Operations

The table below provides selected financial data for L-3 for the 2014 Second Quarter compared with the 2013 Second Quarter and the 2014 First Half compared to the 2013 First Half.

	Second Quarter Ended				First Half Ended
	June 27, 2014	June 28, 2013	Increase/ (decrease)		June 27, 2014	June 28, 2013	Increase/ (decrease)
	(in millions, except per share data)
Net sales	$3,019	$3,189	(5)%		$5,976	$6,386	(6)%
Operating income	$239	$290	(18)%		$525	$600	(13)%
Operating margin	7.9%	9.1%	(120	) bpts	8.8%	9.4%	(60)	bpts
Interest expense	$39	$44	(11)%		$82	$87	(6)%
Interest and other income, net	$4	$7	(43)%		$9	$10	(10)%
Effective income tax rate	30.9%	30.4%	50	bpts	30.8%	29.6%	120	bpts
Net income attributable to L-3	$137	$175	(22)%		$307	$366	(16)%
Diluted earnings per share	$1.53	$1.92	(20)%		$3.43	$4.01	(14)%
Diluted weighted average common shares outstanding	89.3	91.1	(2)%		89.4	91.3	(2)%

Net Sales: For the 2014 Second Quarter, consolidated net sales of $3.0 billion decreased $170 million, or 5%, compared to the 2013 Second Quarter. Sales to the U.S. Government, including the DoD, declined 7% and impacted the Aerospace Systems, Electronic Systems and Communication Systems segments. Acquired businesses, which are included in the Electronic Systems and NSS segments, increased net sales by $21 million in the 2014 Second Quarter. Net sales to international and commercial customers increased 1%, or $6 million, to $848 million in the 2014 Second Quarter, compared to $842 million in the 2013 Second Quarter. Net sales to international and commercial customers, as a percentage of consolidated net sales, increased to 28% for the 2014 Second Quarter as compared to 26% for the 2013 Second Quarter.

Sales from products decreased by $105 million to $1,698 million for the 2014 Second Quarter, compared to $1,803 million for the 2013 Second Quarter. Sales from products represented approximately 56% of consolidated net sales for the 2014 Second Quarter, compared to 57% for the 2013 Second Quarter. Sales of products decreased for: (1) Broadband Communication Systems primarily due to lower volume as contracts near completion and demand declines due to sequestration, other DoD budget reductions and the U.S. military drawdown from Afghanistan, (2) Platform Systems primarily due to lower volume to the U.S. Air Force (USAF) as contracts near completion, reduced volume for U.S. Navy maritime patrol aircraft due to reduced funding and reduced deliveries of aircraft cabin assemblies, (3) Sensor Systems primarily due to the completion of a force protection contract and lower volume primarily for airborne EO/IR turrets due to the U.S. military drawdown from Afghanistan, (4) COMSEC & Specialty RF products primarily due to lower volume for the U.S. Army and (5) Precision Engagement & Training primarily due to reduced deliveries and volume for trainers and completed contracts for guidance products.

Sales from services decreased by $65 million to $1,321 million for the 2014 Second Quarter, compared to $1,386 million for the 2013 Second Quarter. Sales from services represented approximately 44% of consolidated net sales for the 2014 Second Quarter, compared to 43% for the 2013 Second Quarter. Sales of services decreased for: (1) ISR Systems primarily due to lower volume for logistics support and fleet management services to the DoD due to timing of contract awards and Broadband Communication Systems and (2) Platform

Systems primarily due to lower volume for USAF fleet management services and aircraft maintenance for the Canadian Department of Defence (DND). See the reportable segment results below for additional discussion of our sales trends.

For the 2014 First Half, consolidated net sales of $6.0 billion decreased $410 million, or 6%, compared to the 2013 First Half. Sales to the U.S. Government, including the DoD, declined 10% and impacted each segment. Acquired businesses, which are included in the Electronic Systems and NSS segments, increased net sales by $35 million in the 2014 First Half. Net sales to international and commercial customers increased 4%, or $58 million, to $1,698 million in the 2014 First Half, compared to $1,640 million in the 2013 First Half. Net sales to international and commercial customers, as a percentage of consolidated net sales, increased to 28% for the 2014 First Half as compared to 26% for the 2013 First Half.

Sales from products decreased by $277 million to $3,347 million, representing approximately 56% of consolidated net sales for the 2014 First Half, compared to $3,624 million, or approximately 57% of consolidated net sales for the 2013 First Half. Sales of products decreased for Broadband Communication Systems, Sensor Systems, Platform Systems, Precision Engagement & Training and COMSEC & Specialty RF primarily as a result of trends similar to the 2014 Second Quarter.

Sales from services decreased by $133 million to $2,629 million, representing approximately 44% of consolidated net sales for the 2014 First Half, compared to $2,762 million, or approximately 43% of consolidated net sales for the 2013 First Half. Sales of services decreased for: (1) Platform Systems primarily due to lower volume for aircraft maintenance services for the DND and for USAF fleet management services and (2) ISR Systems primarily due to lower volume for small ISR aircraft systems due to the drawdown from Afghanistan, and logistics support and fleet management resources to the DoD. See the reportable segment results below for additional discussion of our sales trends.

Operating income and operating margin: Operating income for the 2014 Second Quarter of $239 million decreased $51 million, or 18%, compared to the 2013 Second Quarter. Operating margin decreased by 120 basis points to 7.9% for the 2014 Second Quarter compared to 9.1% for the 2013 Second Quarter. The decrease in operating margin was primarily due to unfavorable contract performance and inventory charges identified as part of the Company’s internal review of the Aerospace Systems segment. Operating margin also decreased due to sales mix changes and higher costs at the Aerospace Systems segment. Additionally, severance charges for the 2014 Second Quarter increased $3 million to $12 million compared to the 2013 Second Quarter and reduced operating margin by 10 basis points. Lower pension expense of $25 million increased operating margin by 80 basis points.

Operating income for the 2014 First Half of $525 million decreased $75 million, or 13%, compared to the 2013 First Half. Operating margin decreased by 60 basis points to 8.8% for the 2014 First Half compared to 9.4% for the 2013 First Half. Operating margin declined primarily for the same reasons as the 2014 Second Quarter. Additionally, severance charges for the 2014 First Half increased $6 million to $20 million compared to the 2013 First Half and reduced operating margin by 10 basis points. Lower pension expense of $48 million increased operating margin by 80 basis points. See the reportable segment results below for additional discussion of sales and operating margin trends.

Interest Expense: Interest expense in the 2014 Second Quarter decreased by $5 million. The conversion of our CODES during the 2014 Second Quarter reduced interest expense by $7 million. The decrease was partially offset by interest expense of $2 million on $1 billion in new debt consisting of $350 million 1.50% senior notes that mature on May 28, 2017 and $650 million 3.95% senior notes that mature on May 28, 2024. Interest expense in the 2014 First Half decreased by $5 million for the same reasons as noted for the 2014 Second Quarter.

Effective income tax rate: The effective tax rate for the 2014 Second Quarter increased to 30.9% from 30.4% for the same period last year. The increase is primarily due to a higher effective tax rate on foreign earnings and a $3 million tax benefit related to the U.S. Federal research and experimentation (R&E) tax credit in the 2013 Second Quarter, compared to no R&E tax credit in the 2014 Second Quarter.

The effective tax rate for the 2014 Second Half increased to 30.8% from 29.6% for the same period last year. The increase is primarily due to tax benefits in the 2013 First Half of $15 million related to the retroactive reinstatement in January 2013 of the R&E tax credit for all of 2012 and the 2013 First Half, compared to no R&E tax credit in the 2014 First Half.

Net income attributable to L-3 and diluted earnings per share (EPS): Net income attributable to L-3 in the 2014 Second Quarter decreased 22% to $137 million compared to the 2013 Second Quarter, and diluted EPS decreased 20% to $1.53 from $1.92. Net income attributable to L-3 in the 2014 First Half decreased 16% to $307 million compared to the 2013 First Half, and diluted EPS decreased 14% to $3.43 from $4.01.

Diluted weighted average common shares outstanding: Diluted weighted average common shares outstanding for the 2014 Second Quarter and 2014 First Half declined by 2% compared to the same periods last year. The decline was due to repurchases of L-3 common stock in connection with our share repurchase program authorized by our Board of Directors, partially offset by additional shares issued in connection with various employee stock-based compensation programs and contributions to employee savings plans made in common stock.

Reportable Segment Results of Operations

The table below presents selected data by reportable segment reconciled to consolidated totals. See Note 22 to our unaudited condensed consolidated financial statements contained in this quarterly report for additional reportable segment data.

	Second Quarter Ended		First Half Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(dollars in millions)
Net sales:(1)
Aerospace Systems	$1,061	$1,131	$2,134	$2,321
Electronic Systems	1,103	1,127	2,180	2,236
Communication Systems	520	599	1,023	1,167
NSS	335	332	639	662

Consolidated net sales	$3,019	$3,189	$5,976	$6,386

Operating income:
Aerospace Systems	$39	$104	$132	$231
Electronic Systems	133	127	258	244
Communication Systems	48	40	98	85
NSS	19	19	37	40

Consolidated operating income	$239	$290	$525	$600

Operating margin:
Aerospace Systems	3.7%	9.2%	6.2%	10.0%
Electronic Systems	12.1%	11.3%	11.8%	10.9%
Communication Systems	9.2%	6.7%	9.6%	7.3%
NSS	5.7%	5.7%	5.8%	6.0%

Consolidated operating margin	7.9%	9.1%	8.8%	9.4%

(1)	Net sales are after intercompany eliminations.

Aerospace Systems

	Second Quarter Ended				First Half Ended
	June 27, 2014	June 28, 2013	Decrease		June 27, 2014	June 28, 2013	Decrease
	(dollars in millions)
Net sales	$1,061	$1,131	(6.2)%		$2,134	$2,321	(8.1)%
Operating income	$39	$104	(62.5)%		$132	$231	(42.9)%
Operating margin	3.7%	9.2%	(550	) bpts	6.2%	10.0%	(380	) bpts

Aerospace Systems net sales for the 2014 Second Quarter decreased by $70 million, or 6%, compared to the 2013 Second Quarter primarily due to Platform Systems. Sales for ISR Systems and Logistics Solutions remained substantially the same. Platform Systems sales decreased: (1) $25 million primarily due to lower volume for aircraft maintenance for the DND due to timing, reduced funding and commercial contracts nearing completion, (2) $19 million due to lower USAF volume as contracts near completion, (3) $13 million due to lower volume for U.S. Navy maritime patrol aircraft resulting from reduced funding caused by U.S. Government sequestration cuts, and (4) $13 million primarily due to reduced deliveries of aircraft cabin assemblies.

Aerospace Systems operating income for the 2014 Second Quarter decreased by $65 million, or 63%, compared to the 2013 Second Quarter. Operating margin declined by 550 basis points to 3.7%. Operating margin declined by 270 basis points due to unfavorable contract performance adjustments and cost growth, primarily at Platform Systems for two aircraft modification contracts and two contracts for rotary wing subassemblies and parts that were identified as part of the Company’s internal review of Aerospace Systems. Operating margin also declined by: (1) 200 basis points due to a $17 million increase in reserves for excess and obsolete inventory and $4 million of physical inventory adjustment at Logistics Solutions, which were identified as part of the Company’s internal review of Aerospace Systems, (2) 110 basis points due to sales mix changes and higher costs primarily at Logistics Solutions, (3) 40 basis points due to litigation charges of $4 million and (4) 10 basis points due to higher severance expense of $1 million. These decreases were partially offset by 80 basis points due to lower pension expense of $8 million.

Aerospace Systems net sales for the 2014 First Half decreased by $187 million, or 8%, compared to the 2013 First half. Sales decreased $131 million primarily for Platform Systems and $56 million for ISR Systems. Sales for Logistics Solutions remained substantially the same. Platform Systems sales decreased: (1) $51 million primarily due to lower volume for the DND and commercial contracts nearing completion, (2) $45 million due to lower USAF volume, (3) $41 million primarily due to lower volume for U.S. Navy maritime patrol aircraft and (4) $23 million due to reduced deliveries of aircraft cabin assemblies. These decreases were partially offset by a sales increase of $29 million for Australia C-27J aircraft. ISR Systems sales declined primarily due to lower sales and volume for small ISR aircraft and aircraft systems due to the U.S. military drawdown in Afghanistan, partially offset by higher volume for ISR platforms primarily for foreign military customers.

Aerospace Systems operating income for the 2014 First Half decreased by $99 million, or 43%, compared to the 2013 First Half. Operating margin declined by 380 basis points to 6.2%. Operating margin declined by: (1) 230 basis points primarily due to lower sales and mix changes primarily at ISR Systems and sales mix changes and higher costs at Logistics Solutions, (2) 100 basis points primarily due to unfavorable contract performance adjustments and cost growth for Platform Systems for similar reasons as noted for the 2014 Second Quarter, (3)100 basis points due to the excess and obsolete inventory reserves and physical inventory adjustment discussed above for the 2014 Second Quarter, (4) 20 basis points due to litigation charges of $4 million and (5) 10 basis points due to higher severance expense of $2 million. These decreases were partially offset by 80 basis points due to lower pension expense of $16 million.

Electronic Systems

	Second Quarter Ended				First Half Ended
	June 27, 2014	June 28, 2013	Increase/ (decrease)		June 27, 2014	June 28, 2013	Increase/ (decrease)
	(dollars in millions)
Net sales	$1,103	$1,127	(2.1)%		$2,180	$2,236	(2.5)%
Operating income	$133	$127	4.7%		$258	$244	5.7%
Operating margin	12.1%	11.3%	80	bpts	11.8%	10.9%	90	bpts

Electronic Systems net sales for the 2014 Second Quarter decreased by $24 million, or 2%, compared to the 2013 Second Quarter. Sales decreased: (1) $40 million for Precision Engagement & Training due to reduced deliveries of U.S. Army rotary wing training systems for the Flight School XXI program and ordnance products to the U.S. Navy, and completed contracts for guidance products, (2) $33 million for Sensor Systems primarily due to the completion of a contract for force protection products for a foreign ministry of defense and lower volume for airborne EO/IR turrets due to the U.S. military drawdown from Afghanistan and (3) $14 million for Warrior Systems due to lower demand for holographic weapons sights for the commercial sporting and recreational markets. These decreases were partially offset by sales increases of: (1) $43 million primarily for Power & Propulsion Systems due to increased volume for a variety of contracts, including engine and transmission deliveries to the U.S. Army and foreign military, and the Missile Defense Agency (MDA) and (2) $11 million primarily favorable foreign currency translation and airport security products. Sales from the Mustang Technology Group acquisition added $9 million.

Electronic Systems operating income for the 2014 Second Quarter increased by $6 million, or 5%, compared to the 2013 Second Quarter. Operating margin increased by 80 basis points to 12.1%. Lower pension expense of $8 million increased operating margin by 70 basis points. Improved contract performance, primarily for Precision Engagement & Training, partially offset by lower sales and mix changes, increased operating margin by 60 basis points. These increases were partially offset by 50 basis points due to higher severance expense of $5 million. Severance expense for the 2014 Second Quarter was $10 million compared to $5 for the 2013 Second Quarter.

Electronic Systems net sales for the 2014 First Half decreased by $56 million, or 3%, compared to the 2013 First Half. Sales decreased: (1) $82 million for Precision Engagement & Training due to reduced deliveries of U.S. Army rotary wing training systems for the Flight School XXI program, lower volume for upgrades for F/A-18 flight simulator trainers, completed contracts for guidance products and reduced deliveries of ordnance products to the U.S. Navy, (2) $72 million for Sensor Systems primarily due to the completion of a contract for force protection products for a foreign ministry of defense and lower volume for airborne EO/IR turrets due to the U.S. military drawdown from Afghanistan and (3) $13 million primarily for Warrior Systems due to lower demand for holographic weapons sights for the commercial sporting and recreational markets. These decreases were partially offset by sales increases of: (1) $58 million for Power & Propulsion Systems due to increased volume on certain contracts, including an engine contract to a foreign military and the MDA and (2) $34 million primarily due to the timing of deliveries of international and commercial shipbuilding products and foreign currency translation. Sales from the Mustang Technology Group acquisition added $19 million.

Electronic Systems operating income for the 2014 First Half increased by $14 million, or 6%, compared to the 2013 First Half. Operating margin increased by 90 basis points to 11.8% due to trends similar to the 2014 Second Quarter, including lower pension expense of $16 million and higher severance expense of $6 million. Severance expense for the 2014 First Half was $14 million compared to $8 for the 2014 First Half.

Communication Systems

	Second Quarter Ended				First Half Ended
	June 27, 2014	June 28, 2013	Increase/ (decrease)		June 27, 2014	June 28, 2013	Increase/ (decrease)
	(dollars in millions)
Net sales	$520	$599	(13.2)%		$1,023	$1,167	(12.3)%
Operating income	$48	$40	20.0%		$98	$85	15.3%
Operating margin	9.2%	6.7%	250	bpts	9.6%	7.3%	230	bpts

Communication Systems net sales for the 2014 Second Quarter decreased by $79 million, or 13%, compared to the 2013 Second Quarter. Sales decreased $89 million for Broadband Communication Systems primarily due to: (1) lower volume for airborne and ground-based networked communication systems as contracts near completion and demand declines due to sequestration and other DoD budget reductions and (2) lower U.S. Army demand for remote video terminals and ISR support services primarily driven by the U.S. military drawdown from Afghanistan. Sales also decreased $23 million for Specialty RF (radio frequency) products primarily due to lower volume. These decreases were partially offset by an increase of $33 million for Space & Power Systems primarily due to increased deliveries of power devices for commercial satellites.

Communication Systems operating income for the 2014 Second Quarter increased by $8 million, or 20%, compared to the 2013 Second Quarter. Operating margin increased 250 basis points to 9.2%. Operating margin increased 150 basis points due to lower pension expense of $8 million, 60 basis points due to lower severance costs of $3 million and 40 basis points primarily due to lower development and production costs for Broadband Communication Systems.

Communication Systems net sales for the 2014 First Half decreased by $144 million, or 12%, compared to the 2013 First Half. Sales decreased $128 million for Broadband Communication Systems as a result of trends similar to the 2014 Second quarter. Sales also decreased $41 million for Tactical Satellite Communications products primarily due to lower demand and timing of deliveries of mobile and ground-based satellite communication systems for the U.S. military and $19 million for Specialty RF products primarily due to lower volume. These decreases were partially offset by an increase of $44 million for Space & Power Systems primarily due to increased deliveries of power devices for commercial satellites.

Communication Systems operating income for the 2014 First Half increased by $13 million, or 15%, compared to the 2013 First Half. Operating margin increased 230 basis points to 9.6%. Operating margin increased 160 basis points due to lower pension expense of $16 million, 60 basis points primarily due to lower development and production costs for Broadband Communication Systems and 10 basis points due to lower severance costs of $1 million.

NSS

	Second Quarter Ended				First Half Ended
	June 27, 2014	June 28, 2013	Increase		June 27, 2014	June 28, 2013	Increase/ (decrease)
	(dollars in millions)
Net sales	$335	$332	0.	9%	$639	$662	(3.5)%
Operating income	$19	$19	—%		$37	$40	(7.5)%
Operating margin	5.7%	5.7%	—	bpts	5.8%	6.0%	(20	) bpts

NSS net sales for the 2014 Second Quarter increased by $3 million, or 0.9%, compared to the 2013 Second Quarter. Sales increased $12 million due to the Data Tactics acquisition. This increase was partially offset by lower volume due to U.S. government sequestration cuts.

NSS operating income for the 2014 Second Quarter of $19 million and operating margin of 5.7% remained the same. Operating margin increased by 50 basis points primarily due to award fees for IT Services and intelligence support services contracts. The increase in operating margin was offset by lower margins on new business due to competitive pricing pressure.

NSS net sales for the 2014 First Half decreased by $23 million, or 4%, compared to the 2013 First Half. Sales declined by $25 million for Intelligence Solutions primarily due to work scope reductions on a technical support contract for a U.S. Government agency due to U.S. Government sequestration cuts and $20 million for Federal Solutions primarily due to the completion of a contract for the National Oceanic and Atmospheric Administration. These decreases were partially offset by an increase of $6 million for Defense Solutions primarily due to a new IT services contract for the U.S. Army reserve, partially offset by lower demand and completed contracts on other Defense Solutions contracts. Sales also increased due to the Data Tactics acquisition, which added $16 million of sales.

NSS operating income for the 2014 First Half decreased by $3 million, or 8%, compared to the 2013 First Half. Operating margin decreased by 20 basis points to 5.8% due to trends similar to the 2014 Second Quarter.

Liquidity and Capital Resources

Anticipated Sources and Uses of Cash Flow

At June 27, 2014, we had total cash and cash equivalents of $299 million as compared to $500 million at December 31, 2013. While no amounts of the cash and cash equivalents are considered restricted, $204 million was held by the Company’s foreign subsidiaries at June 27, 2014. The repatriation of cash held in non-U.S. jurisdictions is subject to local capital requirements, as well as income tax considerations. Our primary source of liquidity is cash flow generated from operations and our cash on hand. We generated $215 million of cash from operating activities during the 2014 First Half. We also received net cash proceeds of $988 million from the issuance of our new Senior Notes. Significant cash used during the 2014 First Half included $935 million for the CODES Retirement, $333 million to repurchase shares of our common stock, $107 million paid for dividends, $67 million for capital expenditures and $57 million for a business acquisition.

As of June 27, 2014, we had the availability of all of our $1 billion Amended and Restated Revolving Credit Facility (“Credit Facility”). Our Credit Facility expires on February 3, 2017. We currently believe that our cash from operating activities generated during the year, together with our cash on hand, and available borrowings under our Credit Facility will be adequate for the foreseeable future to meet our anticipated requirements for working capital, capital expenditures, defined benefit plan contributions, commitments, contingencies, research and development expenditures, business acquisitions (depending on the size), program and other discretionary investments, interest payments, income tax payments, L-3 Holdings’ dividends and share repurchases.

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

Balance Sheet

Billed receivables increased by $68 million to $1,059 million at June 27, 2014, from $991 million at December 31, 2013 due to the timing of billings and collections primarily for Platform Systems and Sensor Systems, $4 million from the L-3 Data Tactics business acquisition and $2 million of foreign currency translation adjustments. These increases were partially offset by lower sales and collections for Broadband Communication Systems.

Contracts in process increased by $202 million to $2,633 million at June 27, 2014, from $2,431 million at December 31, 2013 due to an increase of $135 million in unbilled contracts receivables, $60 million in inventoried contract costs, $3 million primarily from the L-3 Data Tactics business acquisition, $2 million of foreign currency translation adjustments and $2 million for reclassification adjustments. The increase in unbilled contracts receivables is primarily due to sales exceeding billings for NSS, ISR Systems, Power & Propulsion Systems, Platform Systems and Sensor Systems. The increase in inventoried contract costs is due to the timing of deliveries across several business areas, primarily Warrior Systems, Precision Engagement & Training and Sensor Systems, partially offset by decreases in COMSEC & Specialty RF Products.

L-3’s receivables days sales outstanding (DSO) was 79 at June 27, 2014, compared with 71 at December 31, 2013 and 73 at June 28, 2013. We calculate our DSO by dividing: (1) our aggregate end of period billed receivables and net unbilled contract receivables, by (2) our trailing 12 month sales adjusted, on a pro forma basis, to include sales from business acquisitions and exclude sales from business divestitures that we completed as of the end of the period, multiplied by the number of calendar days in the trailing 12 month period (364 days at June 27, 2014, 365 days at December 31, 2013 and 364 days at June 28, 2013). Our trailing 12 month pro forma sales were $12,259 million at June 27, 2014, $12,657 million at December 31, 2013 and $13,199 million at June 28, 2013. The increase in DSO was primarily due to the increase in billed receivables and net unbilled contract receivables.

The increase in other current assets was primarily due to estimated federal tax payments and short-term receivables for leased training systems.

Inventories increased primarily for Security & Detection Systems and Aviation Products to support customer demand, partially offset by decreases in Warrior Systems.

Goodwill increased by $42 million to $7,838 million at June 27, 2014 from $7,796 million at December 31, 2013. The table below presents the changes in goodwill by segment.

	Aerospace Systems	Electronic Systems	Communication Systems	NSS	Consolidated Total
	(in millions)
Balance at December 31, 2013	$1,751	$4,085	$992	$968	$7,796
Business acquisition(1)	—	(3)	—	40	37
Foreign currency translation adjustments(2)	—	4	—	1	5

Balance at June 27, 2014	$1,751	$4,086	$992	$1,009	$7,838

(1)

The decrease in goodwill for the Electronic Systems segment is due to the final purchase price allocation for the Mustang business acquisition made in 2013. The increase in goodwill for the NSS segment is due to the L-3 Data Tactics business acquisition.

(2)

The increase in goodwill presented in the Electronic Systems segment was primarily due to the weakening of the U.S. dollar against the British pound, partially offset by the strengthening of the U.S. dollar against the Euro during the first half period ended June 27, 2014. The increase in goodwill presented in the NSS segment was due to the weakening of the U.S. dollar against the British pound during the first half period ended June 27, 2014.

The decrease in identifiable intangible assets was primarily due to amortization expense of $21 million partially offset by an increase for the L-3 Data Tactics and Mustang acquisitions.

The fluctuations in accounts payable and accrued expenses were primarily due to the timing of when invoices for purchases from third party vendors and subcontractors were received and payments were made.

The increase in advance payments and billings in excess of costs incurred was primarily due to cash collections on performance based billings related to contracts with foreign customers for ISR Systems and Sensor Systems, partially offset by liquidation of balances on contracts for Marine Systems International and Space & Power Systems.

The decrease in other current liabilities was primarily due to a reduction in loss reserves for contracts in a loss position as actual costs were incurred and lower accrued interest due to the CODES Retirement.

The decrease in pension and postretirement benefit plan liabilities was primarily due to cash contributions exceeding pension expense (excluding amortization of net losses) during the 2014 First Half. We expect to contribute cash of approximately $97 million to our pension plans in 2014, of which $48 million was contributed during the 2014 First Half.

Non-current deferred income tax liabilities decreased primarily due to the CODES Retirement, partially offset by increases due to amortization of certain goodwill and other identifiable intangible assets for tax purposes.

Statement of Cash Flows

2014 First Half Compared with 2013 First Half

The table below provides a summary of our cash flows from (used in) operating, investing, and financing activities for the periods indicated.

	First Half Ended
	June 27, 2014	June 28, 2013	Increase/ (decrease)
	(in millions)
Net cash from operating activities	$215	$396	$(181)
Net cash used in investing activities	(117)	(104)	(13)
Net cash used in financing activities	(299)	(304)	5

Operating Activities

We generated $215 million of cash from operating activities during the 2014 First Half, a decrease of $181 million compared with $396 million generated from during the 2013 First Half. The decrease was due to: (1) $139 million of more cash used for changes in operating assets and liabilities due to increases in working capital primarily for contracts in process and (2) lower net income of $55 million. These decreases were partially offset by higher non-cash expenses of $13 million primarily due to higher deferred income taxes and common stock contributions to employee savings plans, partially offset by lower non-cash amortization charges for pension and postretirement benefits. See the discussion above under “Liquidity and Capital Resources — Balance Sheet” for additional information on changes in operating assets and liabilities.

Investing Activities

During the 2014 First Half, we used $117 million of cash, which included $67 million for capital expenditures and $57 million for the acquisition of L-3 Data Tactics. The 2013 First Half includes $110 million for capital expenditures.

Financing Activities

Debt

At June 27, 2014, total outstanding debt was $3,938 million all of which was senior debt compared to $3,630 million at December 31, 2013, of which $2,941 million was senior debt and $689 million was CODES. At June 27, 2014, there were no borrowings or letters of credit outstanding under our $1 billion Credit Facility and we had all of our $1 billion facility available for future borrowings. We also had $643 million of outstanding standby letters of credit with financial institutions covering performance and financial guarantees per contractual requirements with certain customers at June 27, 2014. These standby letters of credit may be drawn upon in the event that we do not perform on certain of our contractual requirements. At June 27, 2014, our outstanding senior notes mature between November 15, 2016 and May 28, 2024. See “Overview and Outlook — Other Events” within this section for information regarding the CODES Retirement. Also, see Note 10 to our unaudited condensed consolidated financial statements contained in this quarterly report for the components of our debt at June 27, 2014.

Debt Issuance and CODES Retirement. On May 13, 2014, the Company called for full redemption of all of its outstanding CODES effective on June 2, 2014 (the “Redemption Date”). The redemption price for the CODES was $1,000 per $1,000 principal amount of the CODES, plus accrued and unpaid interest to, but excluding, the Redemption Date. Holders of the CODES were entitled to convert all or a portion of thereof (in integral multiples of $1,000) at any time prior to the close of business on the business day immediately preceding the Redemption Date (the “Redemption Conversion Period”). The conversion value of CODES of $935 million was calculated in accordance with the indenture governing the CODES based on the closing sales price of L-3 Holdings’ common stock and the conversion rate for each trading day in the 20 trading day period as follows: (1) for conversion notices received by May 16, 2014 (5 p.m.), the 20 trading day conversion period began on the third trading day following receipt of the conversion notice and (2) for conversion notices received after that time, the 20 trading day conversion period began on May 2, 2014 and ended on May 30, 2014, the trading day immediately preceding the Redemption Date. The Company settled the entire conversion value with respect to converted CODES in cash. As of the date of this report, the CODES have been retired. As a result of the conversion, the Company recorded a reduction to shareholders’ equity of $160 million, related to the excess conversion value over the fair value of the debt component of the CODES, net of deferred tax liability.

On May 28, 2014, L-3 Communications issued a total of $1 billion of new Senior Notes. The net cash proceeds of $988 million from the Senior Notes were used primarily to fund the CODES Retirement.

See Note 10 to our unaudited condensed consolidated financial statements contained in this quarterly report for additional information regarding the issuance of the Senior Notes and the CODES Retirement.

Debt Covenants and Other Provisions. The Credit Facility and Senior Notes contain financial and/or other restrictive covenants. See Note 11 to our audited consolidated financial statements for the year ended December 31, 2013, included in our Form 10-K/A for a description of our debt, related financial covenants and cross default provisions. As of June 27, 2014, we were in compliance with our financial and other restrictive covenants.

Guarantees. The borrowings under the Credit Facility are fully and unconditionally guaranteed by L-3 Holdings and by substantially all of the material 100% owned domestic subsidiaries of L-3 Communications on an unsecured senior basis. The payment of principal and premium, if any, and interest on the Senior Notes is fully and unconditionally guaranteed, on an unsecured senior basis, jointly and severally, by L-3 Communications’ material 100% owned domestic subsidiaries that guarantee any of its other indebtedness.

Subordination: The guarantees of the Credit Facility and the Senior Notes rank pari passu with each other.

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

The table below presents our repurchases of L-3 Holdings’ common stock during the 2014 First Half.

	Total Number of Shares Purchased	Average Price Paid Per Share	Treasury Stock
			(at cost in millions)
January 1 — March 28, 2014	1,216,976	$109.43	$133
March 29 — June 27, 2014	1,680,426	$119.06	$200

At June 27, 2014, the remaining dollar value under the share repurchase program approved by L-3 Holdings’ Board of Directors was $535 million. From June 28, 2014 through July 24, 2014, L-3 Holdings repurchased 505,394 shares of its common stock at an average price of $120.68 per share for an aggregate amount of $61 million.

During the 2014 First Half, L-3 Holdings’ Board of Directors authorized the quarterly cash dividends in the table below.

Date Declared	Record Date	Cash Dividend Per Share	Date Paid	Total Dividends Paid
				(in millions)
February 11, 2014	March 3, 2014	$0.60	March 17, 2014	$52
May 6, 2014	May 19, 2014	$0.60	June 16, 2014	$52

In addition to the dividends in the table above, the Company paid $3 million of previously accrued dividends for employee held stock-awards during the 2014 First Half.

On June 24, 2014, L-3 Holdings’ Board of Directors declared a quarterly cash dividend of $0.60 per share, payable on September 15, 2014, to shareholders of record at the close of business on August 18, 2014.

Legal Proceedings and Contingencies

For a discussion of legal proceedings and contingencies that could impact our results of operations, financial condition or cash flows, see Note 18 to our unaudited condensed consolidated financial statements contained in this quarterly report.

Forward-Looking Statements

Certain of the matters discussed in this report, including information regarding the Company’s 2014 financial outlook, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than historical facts may be forward-looking statements, such as “may,” “will,” “should,” “likely,” “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions are used to identify forward-looking statements. The Company cautions investors that these statements are subject to risks and uncertainties many of which are difficult to predict and generally beyond the Company’s control that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. Some of the factors that could cause actual results to differ include, but are not limited to, the following: the completion of our internal review and the effect, if any, of the results of such internal review on our relationships with our customers and/or our financial condition or results of operations or our internal controls over financial reporting; our dependence on the defense industry; backlog processing and program slips resulting from delayed awards and/or funding from the DoD and other major customers; the U.S. Government fiscal situation; changes in DoD budget levels and spending priorities; U.S. Government failure to raise the debt ceiling; our reliance on contracts with a limited number of customers and the possibility of termination of government contracts by unilateral government action or for failure to perform; the extensive legal and regulatory requirements surrounding many of our contracts; our ability to retain our existing business and related contracts; our ability to successfully compete for and win new business; or, identify, acquire and integrate additional businesses; our ability to maintain and improve our operating margin; the availability of government funding and changes in customer requirements for our products and services; our significant amount of debt and the restrictions contained in our debt agreements; our ability to continue to recruit, retain and train our employees; actual future interest rates, volatility and other assumptions used in the determination of pension benefits and equity based compensation, as well as the market performance of benefit plan assets; our collective bargaining agreements, our ability to successfully negotiate contracts with labor unions and our ability to favorably resolve labor disputes should they arise; the business, economic and political conditions in the markets in which we operate; global economic uncertainty; the DoD’s Better Buying Power and other efficiency initiatives; events beyond our control such as acts of terrorism; our ability to perform contracts on schedule; our international operations; our extensive use of fixed-price type revenue arrangements; the rapid change of technology and high level of competition in which our businesses participate; our introduction of new products into commercial markets or our investments in civil and commercial products or companies; the outcome of litigation matters; results of audits by U.S. Government agencies and of on-going governmental investigations; the impact on our business of improper conduct by our employees, agents or business partners; ultimate resolution of contingent matters, claims and investigations relating to acquired businesses, and the impact on the final purchase price allocations; and the fair values of our assets.

In addition, for a discussion of other risks and uncertainties that could impair our results of operations or financial condition, see “Part I — Item 1A — Risk Factors” in our Form 10-K/A for the year ended December 31, 2013 and in this quarterly report on Form 10-Q under Part II — Item 1A and “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K/A and in this quarterly report on Form 10-Q, and any material updates to these factors contained in any of our future filings.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Derivative Financial Instruments and Other Market Risk,” of our Form 10-K/A for a discussion of our exposure to market risks. There were no material changes to our disclosure about market risks during the 2014 First Half. See Notes 15 and 17 to our unaudited condensed consolidated financial statements contained in this quarterly report for the aggregate fair values and notional amounts of our foreign currency forward contracts at June 27, 2014.

ITEM 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 related to L-3 Holdings and L-3 Communications is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 27, 2014. Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer have concluded that, the design and operation of our disclosure controls and procedures were not effective as of June 27, 2014 to accomplish their objectives.

Description of Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting (“ICFR”), such that their is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Based on our assessment following the completion of the internal review of the Aerospace Systems segment discussed in Note 3 on page 10, the following material weaknesses continue to exist as of June 27, 2014.

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

These material weaknesses resulted in immaterial adjustments of the Company’s billed receivables, unbilled contract receivables, inventories, net sales, cost of sales, income tax expense and net income accounts, as well as earnings per share and related financial statements disclosures. Accordingly, the material weaknesses did not result in any material misstatements of the Company’s financial statements and disclosures for the years ended December 31, 2013, 2012, or 2011 or the three or six months ended June 27, 2014. However, these material weaknesses, if not remediated, could result in material misstatements to the Company’s annual financial statements or to the interim consolidated financial statements and related disclosures that would not be prevented or detected.

Remediation Plans for Material Weaknesses in Internal Control over Financial Reporting

In response to these identified material weaknesses, our management, with oversight from our audit committee, is dedicating significant resources to improve our ICFR and to address the identified material weaknesses. These efforts are ongoing and are focused on strengthening the Company’s control environment and organizational structure by taking the following actions:

•

The Company has terminated four employees at its Aerospace Systems segment and one employee at its Aerospace Systems segment resigned. The Company replaced its Aerospace Systems segment chief financial officer, the Logistics Solutions sector president, Logistics Solutions sector general counsel, the Army Sustainment division president and the Army Sustainment division vice president of finance at the time of misconduct.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 27, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 18 to our unaudited condensed consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.

ITEM 1A.

RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I — Item 1A — Risk Factors” in our Form 10-K/A for the year ended December 31, 2013, including the risk factor discussed below, and “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview and Outlook — Business Environment” in our Form 10-K/A, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors disclosed in “Part I — Item 1A — Risk Factors” in our Form 10-K/A, for the year ended December 31, 2013. The risks described in our Form 10-K/A and herein are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We have determined that material weaknesses exist in our internal control over financial reporting which could, if not remediated, have a material adverse impact on our ability to produce timely and accurate financial statements.

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. As discussed in Part I — Item 4, we identified material weaknesses in our internal control over financial reporting as of December 31, 2013, March 28, 2014 and June 27, 2014. Solely as a result of these material weaknesses, management concluded that our internal control over financial reporting were not effective as of December 31, 2013 and that our disclosure controls and procedures were not effective as of December 31, 2013, March 28, 2014 or June 27, 2014.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about share repurchases made by L-3 Holdings of its common stock during the 2014 Second Quarter. Repurchases are made from time to time at management’s discretion in accordance with applicable U.S. Federal securities laws. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs(1)
				(in millions)
March 29 — April 30, 2014	371,806	$116.98	371,806	$691
May 1 — May 31, 2014	617,705	$115.36	617,705	$620
June 1 — June 27, 2014	690,915	$123.50	690,915	$535

Total	1,680,426	$119.06	1,680,426

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

4.5

First Supplemental Indenture, dated as of May 21, 2010, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K dated May 24, 2010 (File Nos. 001-14141 and 333-46983)).

4.6

Second Supplemental Indenture, dated as of February 7, 2011, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K dated February 8, 2011 (File Nos. 001-14141 and 333-46983)).

4.7

Third Supplemental Indenture, dated as of November 22, 2011, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K dated November 22, 2011 (File Nos. 001-14141 and 333-46983)).

Exhibit No.	Description of Exhibits
4.8

Fourth Supplemental Indenture, dated as of February 3, 2012, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A, as Trustee (incorporated by reference to Exhibit 4.12 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File Nos. 001-14141 and 333-46983)).

4.9

Fifth Supplemental Indenture, dated as of May 28, 2014, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K dated May 28, 2014 (File Nos. 001-14141 and 333-46983)).

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

†*10.3	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2014 CEO Version).
†*10.4	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2014 Non-Employee Directors Annual Equity Award Version).
†*10.5	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2014 Non-Employee Directors Deferred Compensation Version).
†*10.6	Professional Services Agreement effective May 7, 2014 between L-3 Communications Corporation and John P. White.
**11	L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Common Share.
*12	Ratio of Earnings to Fixed Charges.
*31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*32	Section 1350 Certification.
***101.INS	XBRL Instance Document.
***101.SCH	XBRL Taxonomy Extension Schema Document.
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
***101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**

The information required in this exhibit is presented in Note 14 to the unaudited condensed consolidated financial statements as of June 27, 2014 contained in this quarterly report in accordance with the provisions of ASC 260, Earnings Per Share.

***	Filed electronically with this report.

†	Represents management contract, compensatory plan or arrangement.