Form 10-Q
period 2014-09-26
L 3 COMMUNICATIONS HOLDINGS INC; L 3 COMMUNICATIONS CORP
filed 2014-10-30
CIK 1056239, 1039101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2014

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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

There were 85,133,193 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on October 24, 2014.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended September 26, 2014

		Page No.
	PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 26, 2014 (Unaudited) and December 31, 2013	1
	Unaudited Condensed Consolidated Statements of Operations for the Quarterly and Year-to-Date periods ended September 26, 2014 and September 27, 2013	2
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Quarterly and Year-to-Date periods ended September 26, 2014 and September 27, 2013	4
	Unaudited Condensed Consolidated Statements of Equity for the Year-to-Date periods ended September 26, 2014 and September 27, 2013	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Year-to-Date periods ended September 26, 2014 and September 27, 2013	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	62
ITEM 4.	Controls and Procedures	62

	PART II — OTHER INFORMATION
ITEM 1.	Legal Proceedings	65
ITEM 1A.	Risk Factors	65
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	66
ITEM 6.	Exhibits	66
Signature		67

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	(Unaudited) September 26, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$508	$500
Billed receivables, net of allowances of $24 in 2014 and $26 in 2013	871	991
Contracts in process	2,546	2,431
Inventories	371	359
Deferred income taxes	145	147
Other current assets	215	166

Total current assets	4,656	4,594

Property, plant and equipment, net	1,072	1,042
Goodwill	7,784	7,796
Identifiable intangible assets	263	285
Deferred debt issue costs	28	24
Other assets	238	247

Total assets	$14,041	$13,988

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$415	$541
Accrued employment costs	577	545
Accrued expenses	400	458
Advance payments and billings in excess of costs incurred	609	576
Income taxes	25	31
Other current liabilities	366	383

Total current liabilities	2,392	2,534

Pension and postretirement benefits	684	727
Deferred income taxes	649	635
Other liabilities	399	406
Long-term debt	3,938	3,630

Total liabilities	8,062	7,932

Commitments and contingencies (see Note 18)
Equity:
L-3 shareholders’ equity:
L-3 Communications Holdings, Inc.’s common stock: $.01 par value; 300,000,000 shares authorized, 85,053,114 shares outstanding at September 26, 2014 and 85,828,485 shares outstanding at December 31, 2013 (L-3 Communications Corporation’s common stock: $.01 par value, 100 shares authorized, issued and outstanding)	5,736	5,653
L-3 Communications Holdings, Inc.’s treasury stock (at cost), 69,683,610 shares at September 26, 2014 and 66,118,406 shares at December 31, 2013	(5,701)	(5,288)
Retained earnings	6,028	5,726
Accumulated other comprehensive loss	(160)	(110)

Total L-3 shareholders’ equity	5,903	5,981
Noncontrolling interests	76	75

Total equity	5,979	6,056

Total liabilities and equity	$14,041	$13,988

See notes to unaudited condensed consolidated financial statements

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Third Quarter Ended
	September 26, 2014	September 27, 2013
Net sales:
Products	$1,644	$1,697
Services	1,296	1,305

Total net sales	2,940	3,002

Cost of sales:
Products	(1,480)	(1,487)
Services	(1,203)	(1,209)

Total cost of sales	(2,683)	(2,696)

Operating income	257	306
Interest expense	(47)	(44)
Interest and other income, net	5	4

Income before income taxes	215	266
Provision for income taxes	(58)	(62)

Net income	$157	$204
Net income attributable to noncontrolling interests	(3)	(4)

Net income attributable to L-3	$154	$200

Earnings per share attributable to L-3 Holdings’ common shareholders:
Basic	$1.81	$2.23

Diluted	$1.78	$2.19

Cash dividends paid per common share	$0.60	$0.55

L-3 Holdings’ weighted average common shares outstanding:
Basic	85.1	89.6

Diluted	86.6	91.3

See notes to unaudited condensed consolidated financial statements

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year-to-Date Ended
	September 26, 2014	September 27, 2013
Net sales:
Products	$4,991	$5,321
Services	3,925	4,067

Total net sales	8,916	9,388

Cost of sales:
Products	(4,498)	(4,732)
Services	(3,636)	(3,750)

Total cost of sales	(8,134)	(8,482)

Operating income	782	906
Interest expense	(129)	(131)
Interest and other income, net	14	14

Income before income taxes	667	789
Provision for income taxes	(197)	(217)

Net income	$470	$572
Net income attributable to noncontrolling interests	(9)	(6)

Net income attributable to L-3	$461	$566

Earnings per share attributable to L-3 Holdings’ common shareholders:
Basic	$5.38	$6.30

Diluted	$5.21	$6.20

Cash dividends paid per common share	$1.80	$1.65

L-3 Holdings’ weighted average common shares outstanding:
Basic	85.7	89.9

Diluted	88.4	91.3

See notes to unaudited condensed consolidated financial statements

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Third Quarter Ended		Year-to-Date Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Net income	$157	$204	$470	$572
Other comprehensive (loss) income:
Foreign currency translation adjustments	(63)	34	(57)	(18)
Unrealized (losses) gains on hedging instruments(1)	(3)	3	—	(1)
Pension and postretirement benefit plans:
Amortization of net loss and prior service cost previously recognized(2)	2	13	7	40

Total other comprehensive (loss) income	(64)	50	(50)	21

Comprehensive income	93	254	420	593
Comprehensive income attributable to noncontrolling interests	(3)	(4)	(9)	(6)

Comprehensive income attributable to L-3	$90	$250	$411	$587

(1)

Amounts are net of income tax benefits of $1 million and income taxes of $1 million for the quarterly periods ended September 26, 2014 and September 27, 2013, respectively, and an income tax benefit of $1 million for the year-to-date period ended September 27, 2013.

(2)

Amounts are net of income taxes of $1 million and $7 million for the quarterly periods ended September 26, 2014 and September 27, 2013, respectively, and income taxes of $4 million and $23 million for the year-to-date periods ended September 26, 2014 and September 27, 2013, respectively.

See notes to unaudited condensed consolidated financial statements

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except per share data)

	L-3 Holdings’ Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive (Loss) Income
	Shares Outstanding	Par Value		Treasury Stock	Retained Earnings		Noncontrolling Interests	Total Equity
For the Year-to-Date Period Ended September 26, 2014:
Balance at December 31, 2013	85.8	$1	$5,652	$(5,288)	$5,726	$(110)	$75	$6,056
Net income					461		9	470
Other comprehensive loss						(50)		(50)
Distributions to noncontrolling interests							(8)	(8)
Cash dividends paid on common stock ($1.80 per share)					(155)			(155)
Shares issued:
Employee savings plans	1.0		105					105
Exercise of stock options	1.1		102					102
Employee stock purchase plan	0.3		18					18
Stock-based compensation expense			39					39
Treasury stock purchased	(3.6)			(413)				(413)
Retirement of Convertible Contingent Debt Securities			(160)					(160)
Other	0.5		(21)		(4)			(25)

Balance at September 26, 2014	85.1	$1	$5,735	$(5,701)	$6,028	$(160)	$76	$5,979

For the Year-to-Date Period Ended September 27, 2013:
Balance at December 31, 2012	90.4	$1	$5,313	$(4,488)	$5,175	$(550)	$76	$5,527
Net income					566		6	572
Other comprehensive income						21		21
Distributions to noncontrolling interests							(7)	(7)
Cash dividends paid on common stock ($1.65 per share)					(149)			(149)
Shares issued:
Employee savings plans	1.3		97					97
Exercise of stock options	1.3		90					90
Employee stock purchase plan	0.5		18					18
Stock-based compensation expense			42					42
Treasury stock purchased	(4.8)			(404)				(404)
Other	0.3		(6)		(3)			(9)

Balance at September 27, 2013	89.0	$1	$5,554	$(4,892)	$5,589	$(529)	$75	$5,798

See notes to unaudited condensed consolidated financial statements

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year-to-Date Ended
	September 26, 2014	September 27, 2013
Operating activities:
Net income	$470	$572
Depreciation of property, plant and equipment	127	122
Amortization of intangibles and other assets	38	36
Deferred income tax provision	91	38
Stock-based employee compensation expense	39	42
Contributions to employee savings plans in L-3 Holdings’ common stock	105	90
Amortization of pension and postretirement benefit plans net loss and prior service cost	11	63
Amortization of bond discounts and deferred debt issue costs (included in interest expense)	5	5
Other non-cash items	(5)	1
Changes in operating assets and liabilities, excluding amounts from acquisitions and divestitures:
Billed receivables	118	(117)
Contracts in process	(157)	(70)
Inventories	(17)	(60)
Other assets	—	(48)
Accounts payable, trade	(125)	54
Accrued employment costs	26	37
Accrued expenses	(51)	(45)
Advance payments and billings in excess of costs incurred	39	(61)
Income taxes	(4)	31
Excess income tax benefits related to share-based payment arrangements	(16)	(3)
Other current liabilities	(21)	(5)
Pension and postretirement benefits	(40)	(23)
All other operating activities	(28)	(42)

Net cash from operating activities	605	617

Investing activities:
Business acquisitions, net of cash acquired	(57)	(2)
Proceeds from the sale of a business and product line	5	4
Capital expenditures	(115)	(147)
Dispositions of property, plant and equipment	4	10
Other investing activities	1	(6)

Net cash used in investing activities	(162)	(141)

Financing activities:
Proceeds from sale of senior notes	996	—
Retirement of CODES	(935)	—
Borrowings under revolving credit facility	1,367	1,382
Repayment of borrowings under revolving credit facility	(1,367)	(1,382)
Common stock repurchased	(413)	(404)
Dividends paid on L-3 Holdings’ common stock	(158)	(151)
Proceeds from exercises of stock options	87	91
Proceeds from employee stock purchase plan	27	28
Excess income tax benefits related to share-based payment arrangements	16	3
Debt issue costs	(8)	—
Other financing activities	(38)	(13)

Net cash used in financing activities	(426)	(446)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(9)	(2)

Net increase in cash and cash equivalents	8	28
Cash and cash equivalents, beginning of the period	500	349

Cash and cash equivalents, end of the period	$508	$377

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

In the first quarter of 2014, the Company completed a realignment of its segments to better align its organizational structure with customer priorities and increase operational efficiencies. As a result of the realignment, L-3’s structure consists of four segments: (1) Electronic Systems, (2) Aerospace Systems, (3) Communication Systems and (4) National Security Solutions (NSS). Electronic Systems provides a broad range of components, products, subsystems, systems and related services for military and commercial customers in several niche markets across several business areas. These business areas include precision engagement & training, sensor systems, power & propulsion systems, marine systems international, aviation products, warrior systems and security & detection systems. Aerospace Systems delivers integrated solutions for the global Intelligence, Surveillance and Reconnaissance (ISR) market and provides modernization, upgrade, sustainment, and maintenance and logistics support for a wide variety of aircraft and ground systems. Communication Systems delivers products and services for the global communications market, specializing in strategic and tactical airborne, space, ground and sea-based communication systems. NSS provides cybersecurity solutions, high-performance computing, enterprise information technology (IT) services, analytics and intelligence analysis to the DoD, U.S. Government intelligence agencies, federal civilian agencies and allied international governments.

Financial information with respect to the Company’s segments is included in Note 22 to the unaudited condensed consolidated financial statements and Note 23 to the audited consolidated financial statements included in its Form 10-K/A. Financial information for the quarterly and year-to-date periods ended September 27, 2013 in these unaudited condensed consolidated financial statements has been revised for the segment realignment discussed above and the revision to previously issued financial statements discussed in Note 3 to the unaudited condensed consolidated financial statements.

2.  Basis of Presentation

These unaudited condensed consolidated financial statements for the quarterly and year-to-date periods ended September 26, 2014 should be read in conjunction with the audited consolidated financial statements of L-3 Holdings and L-3 Communications included in their Form 10-K/A filed on October 10, 2014.

Principles of Consolidation and Reporting

The accompanying financial statements comprise the consolidated financial statements of L-3 Holdings and L-3 Communications. L-3 Holdings’ only asset is its investment in the common stock of L-3 Communications, its wholly-owned subsidiary, and its only obligations are: (1) its guarantee of borrowings under the Amended and Restated Revolving Credit Facility of L-3 Communications and (2) its guarantee of other contractual obligations of L-3 Communications and its subsidiaries. As of the date of this report, L-3 Holdings’ obligation for its

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

3% Convertible Contingent Debt Securities (CODES) due 2035, which were issued on July 29, 2005, have been fully retired. See Note 10 to these unaudited financial statements. L-3 Holdings’ obligations relating to the CODES were jointly, severally, fully and unconditionally guaranteed by L-3 Communications and certain of its wholly-owned domestic subsidiaries. Accordingly, such debt was reflected as debt of L-3 Communications in its consolidated financial statements at December 31, 2013 in accordance with the accounting standards for pushdown accounting. All issuances of and conversions into L-3 Holdings’ equity securities, including grants of stock options, restricted stock, restricted stock units and performance units by L-3 Holdings to employees and directors of L-3 Communications and its subsidiaries, have been reflected in the consolidated financial statements of L-3 Communications. As a result, the consolidated financial positions, results of operations and cash flows of L-3 Holdings and L-3 Communications are substantially the same. See Note 24 for additional information regarding the unaudited financial information of L-3 Communications and its subsidiaries.

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

Revisions or adjustments to estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained, as facts and circumstances change and as new information is obtained, even though the scope of work required under the contract may not change. Revisions or adjustments may also be required if contract modifications occur. The impact of revisions in profit (loss) estimates for all types of contracts subject to POC accounting are recognized on a cumulative catch-up basis in the period in which the revisions are made. The revisions in contract estimates, if significant, can materially affect the Company’s results of operations and cash flows, as well as reduce the valuations of receivables and inventories, and in some cases result in liabilities to complete contracts in a loss position. Aggregate net changes in contract estimates increased consolidated operating income by $62 million, or 8%, for the year-to-date period ended September 26, 2014 and $92 million, or 10%, for the year-to-date period ended September 27, 2013.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

For a more complete discussion of these estimates and assumptions, see the Form 10-K/A filed on October 10, 2014.

3.  Revisions to Previously Issued Financial Statements

As disclosed on October 10, 2014, the Company is revising its previously issued financial statements for the quarterly and year-to-date periods ended September 27, 2013 to update for: (1) accounting adjustments due to the internal review at its Aerospace Systems segment, (2) accounting related to a sales-type lease transaction for flight simulator systems within its Electronic Systems segment, and (3) previously identified immaterial errors already recognized in its financial statements but not recorded in the appropriate periods. The accounting errors related to the sales-type lease transaction and immaterial out of period amounts are not related to the internal review at its Aerospace Systems segment.

Internal Review of Aerospace Systems Segment: The Company conducted an internal review related to instances of misconduct and accounting errors at its Aerospace Systems segment. This review was conducted with the assistance of outside legal and accounting advisors, and has been completed. As a result of the internal review, the Company identified and recorded aggregate pre-tax charges as follows: (1) $75 million for the six months ended June 27, 2014, (2) $60 million for 2013, (3) $25 million for 2012, (4) $5 million for 2011, and (5) $4 million for periods prior to 2011. The pre-tax charges related to the quarterly and year-to-date periods ended September 27, 2013 were approximately $7 million and $36 million, respectively.

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

Sales-Type Lease Transaction: The Company routinely performs on-site accounting and internal control review procedures on a rotational basis. As part of a previously planned review of the Simulation & Training business in its Electronic Systems segment and unrelated to the internal review at its Aerospace Systems segment, the Company evaluated the accounting treatment related to a sales-type lease transaction with the U.S. Army for rotary wing flight simulator systems. The period of performance under this contract began in 2004 and ends in 2023. Based on the results of this evaluation, the Company has adjusted its previously issued financial statements to: (1) increase interest income accretion on the net investment related to this sales-type lease transaction by an estimated aggregate amount of approximately $5 million for 2013, $3 million for each of 2012 and 2011, and $12 million for periods prior to 2011 and (2) decrease sales by approximately $8 million for 2014 and $7 million for 2013 and a related decrease in cost of sales by approximately $7 million for each of 2014 and 2013 and $5 million for periods prior to 2011.

Out of Period Amounts: The Company identified various out of period amounts included in its previously issued financial statements that were deemed to be immaterial individually and in the aggregate. In prior periods,

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

in accordance with Accounting Standards Codification (“ASC”) 250-10-S99 and S55 (formerly Staff Accounting Bulletins (“SAB”) No. 99 and No. 108), Accounting Changes and Error Corrections, the Company concluded that these errors were, individually, and in the aggregate, not material, quantitatively or qualitatively, to the financial statements in the period recorded or to the relevant prior periods. Accordingly, the Company recorded these errors in the financial statements in the period that the error was identified. The Company, on a voluntary basis, is revising its previously issued financial statements to correct for these errors already recognized in its financial statements but not recorded in the appropriate periods to reflect them in the appropriate period. These out of period amounts were not discovered as part of the internal review of the Aerospace Systems segment discussed above, but rather represent previously identified errors “resulting from mathematical mistakes, mistakes in application of generally accepted accounting principles, or oversight or misuse of facts that existed at the time the financial statements were prepared,” as defined in ASC 250-10-20 Accounting Changes and Error Corrections. The Company, therefore, is not treating these amounts as changes in estimates. These errors consist of: (1) increases in development and material costs related to Broadband Communication Systems that were recorded in the first quarter of 2013 but should have been recorded in the fourth quarter of 2012, (2) a sub-contractor subscription deposit that was recorded as sales and income in the fourth quarter of 2012 but should have been amortized to sales and income during 2013, (3) costs accrued in the fourth quarter of 2012 for goods or services received in the first quarter of 2013, (4) several unrecorded liabilities that were recorded in the first quarter of 2013 but should have been recorded in the fourth quarter of 2012, (5) a correction of accrued vacation that was recorded in the fourth quarter of 2013 but should have been recorded in the fourth quarter of 2012 and the first, second and third quarters of 2013, and (6) a warranty reserve reduction recorded in the third quarter of 2012 that should have been recorded in the fourth quarter of 2011.

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

In accordance with ASC 250-10-S99 and S55, the Company performed an analysis to determine if the impact of the amounts disclosed above were material to its previously issued financial statements. Based on that analysis, the Company believes that its previously issued financial statements are not materially misstated on either a quantitative or qualitative basis. However, as a result of completing the review, the Company believed that correcting these errors in the quarterly report on Form 10-Q for the quarter ended June 27, 2014 would, in the aggregate, have caused a material misstatement to forecasted pre-tax income and net income for the fiscal year ending December 31, 2014. Accordingly, the Company is correcting these errors by revising its previously issued financial statements for the quarterly and year-to-date periods ended September 27, 2013 on this Form 10-Q to record all the adjustments in the tables above in the appropriate period. In addition, the Company revised its previously issued financial statements for the quarterly and first half periods ended June 28, 2013 on its Quarterly Report on Form 10-Q filed on October 10, 2014 for the quarterly and first half periods ended June 27, 2014, for the quarterly periods ended March 28, 2014 and March 29, 2013 on its Quarterly Report on Form 10-Q/A filed on October 10, 2014 for the quarterly period ended March 28, 2014, and its Annual Report on Form 10-K/A filed on October 10, 2014 for the years ended December 31, 2013, 2012 and 2011 to record all the adjustments in the tables above in the appropriate period.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

The tables below present the Company’s: (1) As Previously Reported, (2) Adjustments, and (3) As Revised Condensed Consolidated Statements of Operations for the quarterly and year-to-date periods ended September 27, 2013 and the Operating Activities for the Statement of Cash Flows for the year-to-date period ended September 27, 2013. The Adjustments correct for: (1) the results of the Aerospace Systems internal review, (2) the accounting related to a sales-type lease transaction within the Company’s Electronic Systems segment and (3) immaterial out of period amounts previously recorded in the Company’s financial statements but not recorded in the appropriate period to reflect them in the appropriate period.

		Adjustments for:
	As Previously Reported	Aerospace Systems Segment Internal Review	Sales-Type Lease Transaction	Out of Period Amounts	As Revised
	(in millions, except per share data)
Unaudited Condensed Consolidated Statement of Operations, for the third quarter ended September 27, 2013:
Net sales:
Products	$1,696	$2	$(1)	$—	$1,697
Services	1,300	2	—	3	1,305

Total net sales	2,996	4 (1)	(1)	3	3,002

Cost of sales:
Products	(1,486)	(2)	1	—	(1,487)
Services	(1,196)	(9)	—	(4)	(1,209)

Total cost of sales	(2,682)	(11)	1	(4)	(2,696)

Operating income	314	(7)	—	(1)	306
Interest expense	(44)	—	—	—	(44)
Interest and other income, net	3	—	1	—	4

Income before income taxes	273	(7)	1 (1)	(1)	266
Provision for income taxes	(65)	3	—	—	(62)

Net income	$208	$(4)	$1	$(1)	$204
Net income attributable to noncontrolling interests	(4)	—	—	—	(4)

Net income attributable to L-3	$204	$(4)	$1	$(1)	$200

Earnings per share attributable to L-3 Holdings’ common shareholders:
Basic	$2.28	$(0.05)	$0.01	$(0.01)	$2.23

Diluted	$2.23	$(0.04)	$0.01	$(0.01)	$2.19

Cash dividends paid per common share	$0.55	$—	$—	$—	$0.55

L-3 Holdings’ weighted average common shares outstanding:
Basic	89.6	—	—	—	89.6

Diluted	91.3	—	—	—	91.3

(1)	Includes rounding of $1 million.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

		Adjustments for:
	As Previously Reported	Aerospace Systems Segment Internal Review		Sales-Type Lease Transaction	Out of Period Amounts	As Revised
	(in millions, except per share data)
Unaudited Condensed Consolidated Statement of Operations, for the Year-to-Date Period Ended September 27, 2013:
Net sales:
Products	$5,319	$(9)		$(4)	$15	$5,321
Services	4,054	(2)		—	15	4,067

Total net sales	9,373	(11	)(1)	(4)	30	9,388

Cost of sales:
Products	(4,729)	(3)		5	(5)	(4,732)
Services	(3,710)	(22)		—	(18)	(3,750)

Total cost of sales	(8,439)	(25)		5	(23)	(8,482)

Operating income	934	(36)		1	7 (1)	906
Interest expense	(131)	—		—	—	(131)
Interest and other income, net	11	—		3	—	14

Income before income taxes	814	(36)		4	7	789
Provision for income taxes	(226)	13		(1)	(3)	(217)

Net income	$588	$(23)		$3	$4	$572
Net income attributable to noncontrolling interests	(6)	—		—	—	(6)

Net income attributable to L-3	$582	$(23)		$3	$4	$566

Earnings per share attributable to L-3 Holdings’ common shareholders:
Basic	$6.47	$(0.25)		$0.04	$0.04	$6.30

Diluted	$6.37	$(0.25)		$0.04	$0.04	$6.20

Cash dividends paid per common share	$1.65	$—		$—	$—	$1.65

L-3 Holdings’ weighted average common shares outstanding:
Basic	89.9	—		—	—	89.9

Diluted	91.3	—		—	—	91.3

(1)	Includes rounding of $1 million.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

	As Previously Reported	Net Adjustments	As Revised
	(in millions)
Unaudited Consolidated Statement of Cash Flows for the Year-to-Date Period Ended September 27, 2013:

Operating activities:
Net income	$588	$(16)	$572
Depreciation of property, plant and equipment	122	—	122
Amortization of intangibles and other assets	36	—	36
Deferred income tax provision	45	(7)	38
Stock-based employee compensation expense	42	—	42
Contributions to employee savings plans in L-3 Holdings’ common stock	90	—	90
Amortization of pension and postretirement benefit plans net loss and prior service cost	63	—	63
Amortization of bond discounts and deferred debt issue costs (included in interest expense)	5	—	5
Other non-cash items	1	—	1
Changes in operating assets and liabilities, excluding amounts from acquisitions and divestitures:
Billed receivables	(117)	—	(117)
Contracts in process	(36)	(34)	(70)
Inventories	(55)	(5)	(60)
Other assets	(45)	(3)	(48)
Accounts payable, trade	65	(11)	54
Accrued employment costs	27	10	37
Accrued expenses	(41)	(4)	(45)
Advance payments and billings in excess of costs incurred	(109)	48	(61)
Income taxes	32	(1)	31
Excess income tax benefits related to share-based payment arrangements	(3)	—	(3)
Other current liabilities	(8)	3	(5)
Pension and postretirement benefits	(23)	—	(23)
All other operating activities	(62)	20	(42)

Net cash from operating activities	$617	$—	$617

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

In June 2014, the FASB issued Accounting Standard Update (ASU) 2014-12, which provides new guidance on accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The update requires a reporting entity to treat a performance target

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

that affects vesting and that could be achieved after the requisite service period as a performance condition under ASC 718 Compensation — Stock Compensation, and apply existing guidance as it relates to awards with performance conditions that affect vesting to account for such awards. The update is effective for the Company for the interim and annual periods beginning after December 15, 2015. The Company is currently evaluating the impact of the adoption of this standard, if any, on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. One of the core principles of the new standard is that a company should recognize revenue based on the satisfaction of performance obligations, which depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard will be effective for the Company for interim and annual reporting periods beginning January 1, 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company is currently evaluating the expected impact of the adoption of this standard on its consolidated financial statements and the transition alternatives available.

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

2014 Business Acquisition

On March 4, 2014, the Company acquired Data Tactics Corporation, renamed L-3 Data Tactics, for a purchase price of $57 million, which was financed with cash on hand. The purchase price is subject to adjustment based on closing date net working capital. L-3 Data Tactics is a specialized provider of large-scale data analytics, cybersecurity and cloud computing solution services, primarily to the DoD. Based on the preliminary purchase price, the aggregate goodwill recognized for this business was $39 million, most of which is expected to be deductible for income tax purposes. The goodwill was assigned to the NSS reportable segment. The final purchase price allocation, which is expected to be completed in the fourth quarter of 2014, will be based on the final purchase price and final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final purchase price allocations will have a material impact on its results of operations or financial position.

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

Unaudited Pro Forma Statements of Operations Data

The following unaudited pro forma Statements of Operations data present the combined results of the Company and its business acquisitions completed during the year-to-date period ended September 26, 2014 and the year ended December 31, 2013, in each case assuming that the business acquisitions completed during these periods had occurred on January 1, 2013.

	Third Quarter Ended		Year-to-Date Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
	(in millions, except per share data)
Pro forma net sales	$2,940	$3,025	$8,923	$9,450
Pro forma net income attributable to L-3	$154	$200	$460	$567
Pro forma diluted earnings per share	$1.78	$2.19	$5.20	$6.21

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed these acquisitions on January 1, 2013.

6.  Contracts in Process

The components of contracts in process are presented in the table below.

	September 26, 2014	December 31, 2013
	(in millions)
Unbilled contract receivables, gross	$2,449	$2,502
Unliquidated progress payments	(900)	(1,035)

Unbilled contract receivables, net	1,549	1,467

Inventoried contract costs, gross	1,069	1,044
Unliquidated progress payments	(72)	(80)

Inventoried contract costs, net	997	964

Total contracts in process	$2,546	$2,431

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

	Third Quarter Ended		Year-to-Date Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
	(in millions)
Amounts included in inventoried contract costs at beginning of the period:	$151	$115	$138	$110
IRAD and B&P costs	70	66	215	219
Other G&A costs	239	216	658	653

Total contract costs incurred	309	282	873	872

Amounts charged to cost of sales	(309)	(271)	(860)	(856)

Amounts included in inventoried contract costs at end of the period	$151	$126	$151	$126

The table below presents a summary of selling, general and administrative expenses and research and development expenses for the Company’s commercial businesses, which are expensed as incurred and not included in inventoried contract costs.

	Third Quarter Ended		Year-to-Date Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
	(in millions)
Selling, general and administrative expenses	$70	$70	$213	$214
Research and development expenses	14	17	48	62

Total	$84	$87	$261	$276

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

7.  Inventories

Inventories at Lower of Cost or Market. The table below presents the components of inventories at the lower of cost (first-in, first-out or average cost) or realizable value.

	September 26, 2014	December 31, 2013
	(in millions)
Raw materials, components and sub-assemblies	$156	$160
Work in process	137	125
Finished goods	78	74

Total	$371	$359

8.  Goodwill and Identifiable Intangible Assets

Goodwill. In accordance with the accounting standards for business combinations, the Company records the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition (commonly referred to as the purchase price allocation). The table below presents the changes in goodwill by segment for the year-to-date period ended September 26, 2014.

	Electronic Systems	Aerospace Systems	Communication Systems	NSS	Consolidated Total
	(in millions)
Balance at December 31, 2013	$4,085	$1,751	$992	$968	$7,796
Business acquisition(1)	(3)	—	—	39	36
Foreign currency translation adjustments(2)	(39)	(9)	—	—	(48)

Balance at September 26, 2014	$4,043	$1,742	$992	$1,007	$7,784

(1)

The decrease in goodwill for the Electronic Systems segment was due to the final purchase price allocation for the Mustang business acquisition. The increase in goodwill for the NSS segment was due to the L-3 Data Tactics business acquisition.

(2)

The decrease in goodwill presented in the Electronic Systems segment was primarily due to the strengthening of the U.S. dollar against the Euro, the Canadian dollar and the British pound during the year-to-date period ended September 26, 2014. The decrease in goodwill presented in the Aerospace Systems segment was due to the strengthening of the U.S. dollar against the Canadian dollar during the year-to-date period ended September 26, 2014.

The Company’s accumulated goodwill impairment losses were $58 million at September 26, 2014 and December 31, 2013, of which $43 million and $15 million were recorded in the Electronic Systems and Communication Systems segments, respectively.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

Identifiable Intangible Assets. The table below presents information for the Company’s identifiable intangible assets that are subject to amortization.

		September 26, 2014			December 31, 2013
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)			(in millions)
Customer contractual relationships	19	$474	$275	$199	$466	$253	$213
Technology	11	168	115	53	168	108	60
Other	18	27	16	11	27	15	12

Total	17	$669	$406	$263	$661	$376	$285

The table below presents amortization expense recorded by the Company for its identifiable intangible assets.

	Third Quarter Ended		Year-to-Date Ended
	(in millions)
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Amortization Expense	$11	$10	$32	$29

Based on gross carrying amounts at September 26, 2014, the Company’s estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2014 through 2018 is presented in the table below.

	Year Ending December 31,
	2014	2015	2016	2017	2018
	(in millions)
Estimated amortization expense	$42	$41	$34	$32	$26

9.  Other Current Liabilities and Other Liabilities

The table below presents the components of other current liabilities.

	September 26, 2014	December 31, 2013
	(in millions)
Other Current Liabilities:
Accruals for pending and threatened litigation (see Note 18)	$7	$6
Accrued product warranty costs	79	75
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	71	78
Accrued interest	52	52
Deferred revenues	36	35
Notes payable and capital lease obligation	16	10
Other	105	127

Total other current liabilities	$366	$383

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

The table below presents the components of other liabilities.

	September 26, 2014	December 31, 2013
	(in millions)
Other Liabilities:
Non-current income taxes payable (see Note 11)	$193	$177
Deferred compensation	46	45
Accrued workers’ compensation	40	46
Accrued product warranty costs	26	24
Notes payable and capital lease obligations	2	15
Other	92	99

Total other liabilities	$399	$406

The table below presents the changes in the Company’s accrued product warranty costs.

	Year-to-Date Ended
	September 26, 2014	September 27, 2013
	(in millions)
Accrued product warranty costs:(1)
Balance at January 1	$99	$99
Accruals for product warranties issued during the period	53	56
Settlements made during the period	(46)	(56)
Foreign currency translation adjustments	(1)	—

Balance at end of period	$105	$99

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

10.  Debt

The components of debt and a reconciliation to the carrying amount of long-term debt is presented in the table below.

	September 26, 2014	December 31, 2013
	(in millions)
L-3 Communications:
Borrowings under Amended and Restated Revolving Credit Facility(1)	$—	$—
3.95% Senior Notes due 2016	500	500
1.50% Senior Notes due 2017	350	—
5.20% Senior Notes due 2019	1,000	1,000
4.75% Senior Notes due 2020	800	800
4.95% Senior Notes due 2021	650	650
3.95% Senior Notes due 2024	650	—

Subtotal	3,950	2,950

L-3 Holdings:
3% Convertible Contingent Debt Securities due 2035 (CODES)	—	689

Principal amount of long-term debt	3,950	3,639
Unamortized discounts	(12)	(9)

Carrying amount of long-term debt	$3,938	$3,630

(1)

During the year-to-date period ended September 26, 2014, L-3 Communications’ aggregate borrowings and repayments under the Amended and Restated Revolving Credit Facility were $1,367 million. At September 26, 2014, L-3 Communications had the availability of all of its $1 billion Amended and Restated Revolving Credit Facility, which expires on February 3, 2017.

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

(3)

The 2017 Senior Notes may be redeemed at any time prior to their maturity and the 2024 Notes may be redeemed at any time prior to February 28, 2024 (three months prior to their maturity) at the option of L-3 Communications, in whole or in part, at a redemption price equal to the greater of (1) 100% of the principal amount, or (2) the present value of the remaining principal and interest payments discounted to the date of redemption, on a semi-annual basis, at the Treasury Rate (as defined in the Indentures governing the Senior Notes), plus the spread indicated in the table above. In addition, if the 2024 Senior Notes are redeemed at any time on or after February 28, 2024, the redemption price would be equal to 100% of the principal amount.

(4)

Upon the occurrence of a change in control (as defined in the Indentures governing the Senior Notes), each holder of the notes will have the right to require L-3 Communications to repurchase all or any part of such holder’s notes at a price in cash equal to 101% of the aggregate principal amount plus accrued and unpaid interest, if any, but not including, the date of purchase.

L-3 Holdings

On May 13, 2014, the Company called for full the redemption of all of its outstanding CODES effective on June 2, 2014 (the “Redemption Date”). The redemption price for the CODES was $1,000 per $1,000 principal amount of the CODES, plus accrued and unpaid interest to, but excluding, the Redemption Date. Holders of the CODES were entitled to convert all or a portion thereof (in integral multiples of $1,000) at any time prior to the close of business on the business day immediately preceding the Redemption Date (the “Redemption Conversion Period”). The conversion value of CODES of $935 million was calculated in accordance with the indenture governing the CODES based on the closing sales price of L-3 Holdings’ common stock and the conversion rate for each trading day in the 20 trading day period as follows: (1) for conversion notices received by May 16, 2014 (5 p.m.), the 20 trading day conversion period began on the third trading day following receipt of the conversion notice and (2) for conversion notices received after that time, the 20 trading day conversion period began on May 2, 2014 and ended on May 30, 2014, the trading day immediately preceding the Redemption Date. The Company settled the entire conversion value with respect to converted CODES in cash. As of June 27, 2014, the CODES were retired. As a result of the conversion, the Company recorded a reduction to shareholders’ equity of $160 million related to the excess conversion value over the fair value of the debt component of the CODES, net of deferred tax liability.

Interest expense recognized for the CODES was $2 million for the year-to-date period ended September 26, 2014 and $5 million and $15 million for the quarterly and year-to-date periods ended September 27, 2013.

11.  Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. As of September 26, 2014, the statutes of limitations for the Company’s U.S. Federal income tax returns for the years ended December 31, 2010 through 2013 were open. The U.S. Internal Revenue Service (IRS) commenced audits of the Company’s U.S. Federal income tax returns for 2011 and 2010. The Company cannot predict the outcome of the audits at this time.

The effective tax rate for the year-to-date period ended September 26, 2014 increased to 29.5% from 27.5% for the year-to-date period ended September 27, 2013. The increase was primarily due to a tax benefit in the year-to-date period ended September 27, 2013 of $28 million related to the retroactive reinstatement in January 2013 of the U.S. Federal research and experimentation tax credit for 2012 and 2013, which did not recur in 2014 and the reversal of previously accrued amounts of $10 million in the quarterly period ended September 27, 2013 for the expiration of the statutes of limitations for several tax returns.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

As of September 26, 2014, the Company anticipates that unrecognized tax benefits will decrease by approximately $20 million over the next 12 months due to the potential resolution of unrecognized tax benefits involving several jurisdictions and tax periods. The actual amount of the decrease over the next 12 months could vary significantly depending on the ultimate timing and nature of any settlement.

Non-current income taxes payable include accrued potential interest of $14 million ($8 million after income taxes) at September 26, 2014 and $11 million ($7 million after income taxes) at December 31, 2013, and potential penalties of $8 million at both September 26, 2014 and December 31, 2013.

12.  Amounts Reclassified Out of Accumulated Other Comprehensive (Loss) Income

The amounts reclassified from Accumulated Other Comprehensive (Loss) Income (AOCI) for the year-to-date periods ended September 26, 2014 and September 27, 2013 are presented in the table below.

	Foreign currency translation	Unrealized gains (losses) on hedging instruments	Unrecognized (losses) and prior service cost, net	Total accumulated other comprehensive (loss) income
	(in millions)
Balance at December 31, 2012	$167	$3	$(720)	$(550)
Other comprehensive loss before reclassifications, net of tax	(18)	(2)	—	(20)
Amounts reclassified from other comprehensive income, net of tax	—	1	40	41

Net current period other comprehensive (loss) income	$(18)	$(1)	$40	$21

Balance at September 27, 2013	$149	$2	$(680)	$(529)

Balance at December 31, 2013	$142	$1	$(253)	$(110)
Other comprehensive income before reclassifications, net of tax	(57)	5	—	(52)
Amounts reclassified from other comprehensive (loss) income, net of tax	—	(5)	7	2

Net current period other comprehensive income	(57)	—	7	(50)

Balance at September 26, 2014	$85	$1	$(246)	$(160)

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

Further details regarding the amounts reclassified from AOCI for the quarterly and year-to-date periods ended September 26, 2014 and September 27, 2013 are presented in the table below.

	Amount Reclassified from AOCI				Affected Line Item in the Unaudited Condensed Consolidated Statements of Operations
	Third Quarter Ended		Year-to-Date Ended
Details About AOCI Components	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
	(in millions)
Gain (loss) on hedging instruments	$1	$—	$(6)	$1	Cost of sales-products

	1	—	(6)	1	Income before income taxes
	(1)	—	1	—	Benefit (Provision) for income taxes

	$—	$—	$(5)	$1	Net income

Amortization of defined benefit pension items:
Net loss	$3	$20	$11	$63	(a)

	3	20	11	63	Income before income taxes
	(1)	(7)	(4)	(23)	Provision for income taxes

	$2	$13	$7	$40	Net Income

Total reclassification for the period	$2	$13	$2	$41	Net Income

(a)	Amounts related to pension and postretirement benefit plans were reclassified from AOCI and recorded as a component of net periodic benefit cost (see Note 19 for additional information).

13.  Equity

On February 5, 2013, L-3 Holdings’ Board of Directors approved a share repurchase program that authorizes L-3 Holdings to repurchase up to $1.5 billion of its common stock through June 30, 2015. Repurchases of L-3 Holdings’ common stock under the share repurchase program are made at management’s discretion in accordance with applicable U.S. Federal securities laws in the open market or otherwise. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including, but not limited to, the Company’s financial position, earnings, legal requirements, other investment opportunities (including acquisitions) and market conditions. L-3 Holdings repurchased 3.6 million shares of its common stock at an average price of $115.91 per share for an aggregate amount of $413 million from January 1, 2014 through September 26, 2014. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares.

At September 26, 2014, the remaining dollar value of authorization under the share repurchase program was $455 million.

On June 24, 2014, L-3 Holdings’ Board of Directors declared a cash dividend of $0.60 per share, which resulted in the Company paying total cash dividends of $51 million on September 15, 2014. Also, on October 20, 2014, L-3 Holdings’ Board of Directors declared a quarterly cash dividend of $0.60 per share, payable on December 15, 2014, to shareholders of record at the close of business on November 17, 2014.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

14.  L-3 Holdings’ Earnings Per Common Share

A reconciliation of basic and diluted earnings per share (EPS) is presented in the table below.

	Third Quarter Ended		Year-to-Date Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
	(in millions, except per share data)
Reconciliation of net income:
Net income	$157	$204	$470	$572
Net income attributable to noncontrolling interests	(3)	(4)	(9)	(6)

Net income attributable to L-3 Holdings’ common shareholders	$154	$200	$461	$566

Earnings per share attributable to L-3 Holdings’ common shareholders:
Basic:
Weighted average common shares outstanding	85.1	89.6	85.7	89.9

Basic earnings per share:
Net income	$1.81	$2.23	$5.38	$6.30

Diluted:
Common and potential common shares:
Weighted average common shares outstanding	85.1	89.6	85.7	89.9
Assumed exercise of stock options	2.8	4.7	3.0	3.9
Unvested restricted stock awards	1.5	1.8	1.6	1.8
Employee stock purchase plan contributions	—	0.2	0.1	0.2
Performance unit awards	0.1	0.1	0.1	0.1
Assumed purchase of common shares for treasury	(2.9)	(5.2)	(3.2)	(4.7)
Assumed conversion of the CODES(1)	—	0.1	1.1	0.1

Common and potential common shares	86.6	91.3	88.4	91.3

Diluted earnings per share:
Net income	$1.78	$2.19	$5.21	$6.20

(1)

As of June 18, 2014, the final date of conversion, the conversion price during the year-to-date period ended June 27, 2014 was $88.71. Although the CODES were retired during the year-to-date period ended June 27, 2014, they were dilutive for the year-to-date period ended September 26, 2014 as the average market price of L-3 Holdings’ common stock during the period that the CODES were outstanding was greater than the price at which the CODES would have been convertible into L-3 Holdings’ common stock. See Note 10 regarding the retirement of the CODES.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

The computation of diluted EPS excluded shares for stock options and employee stock purchase plan contributions of 0.6 million and 0.5 million for the quarterly and year-to-date periods ended September 26, 2014, respectively, and shares for stock options of 1.2 million for the year-to-date period ended September 27, 2013, as they were anti-dilutive.

15.  Fair Value Measurements

The following table presents the fair value hierarchy level for each of the Company’s assets and liabilities that are measured and recorded at fair value on a recurring basis.

	September 26, 2014			December 31, 2013
Description	Level 1(1)	Level 2(2)	Level 3(3)	Level 1(1)	Level 2(2)	Level 3(3)
	(in millions)
Assets
Cash equivalents	$359	$—	$—	$299	$—	$—
Derivatives (foreign currency forward contracts)	—	5	—	—	6	—

Total assets	$359	$5	$—	$299	$6	$—

Liabilities
Derivatives (foreign currency forward contracts)	$—	$4	$—	$—	$5	$—

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

16.  Financial Instruments

At September 26, 2014 and December 31, 2013, the Company’s financial instruments consisted primarily of cash and cash equivalents, billed receivables, trade accounts payable, Senior Notes, CODES and foreign currency forward contracts. The carrying amounts of cash and cash equivalents, billed receivables and trade accounts payable are representative of their respective fair values because of their short-term maturities or the expected settlement dates of these instruments. The carrying amounts and estimated fair values of the Company’s other financial instruments are presented in the table below.

	September 26, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Senior Notes(1)	$3,938	$4,181	$2,941	$3,121
CODES(1)	—	—	689	830
Foreign currency forward contracts(2)	1	1	1	1

(1)

The Company measures the fair value of its Senior Notes (and its CODES prior to their redemption) using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.

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

Foreign Currency Forward Contracts. The Company’s U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors that are denominated in currencies other than their functional currencies. To protect the functional currency equivalent cash flows associated with certain of these contracts, the Company enters into foreign currency forward contracts. The Company’s activities involving foreign currency forward contracts are designed to hedge the changes in the functional currency equivalent cash flows due to movements in foreign exchange rates compared to the functional currency. The foreign currencies hedged are primarily the Canadian dollar, the U.S. dollar, the Euro, and the British pound. The Company manages exposure to counterparty non-performance credit risk by entering into foreign currency forward contracts with major financial institutions that are expected to fully perform under the terms of such contracts. Foreign currency forward contracts are recorded in the Company’s condensed consolidated balance sheets at fair value and are generally designated and accounted for as cash flow hedges in accordance with the accounting standards for derivative instruments and hedging activities. Gains and losses on designated foreign currency forward contracts that are highly effective in offsetting the corresponding change in the cash flows of the hedged transactions are recorded net of income taxes in AOCI and then recognized in income when the underlying hedged transaction affects income. Gains and losses on foreign currency forward contracts that do not meet hedge accounting criteria are recognized in income immediately. Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. The table below presents the notional amounts of the Company’s outstanding foreign currency forward contracts by currency at September 26, 2014.

Currency	Notional Amounts
(in millions)
Canadian dollar	$161
U.S. dollar	101
Euro	66
British pound	9

Total	$337

At September 26, 2014, the Company’s foreign currency forward contracts had maturities through 2018.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

The table below presents the location of the Company’s derivative instruments recorded at fair value on the condensed consolidated balance sheets.

	September 26, 2014				December 31, 2013
	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Foreign currency forward contracts(1)	$4	$1	$3	$1	$5	$1	$3	$2
Derivatives not designated as hedging instruments:
Foreign currency forward contracts(1)	—	—	—	—	—	—	—	—
Embedded derivative related to the CODES(2)	—	—	—	—	—	—	—	—

Total derivative instruments	$4	$1	$3	$1	$5	$1	$3	$2

(1)	See Note 15 for a description of the fair value hierarchy related to the Company’s foreign currency forward contracts.

(2)	See Note 10 for a description of the CODES Retirement.

The effect of gains or losses from foreign currency forward contracts was not material to the unaudited condensed consolidated statements of operations for the quarterly or year-to-date periods ended September 26, 2014 and September 27, 2013. At September 26, 2014, the estimated amount of existing losses that are expected to be reclassified into income within the next 12 months is less than $1 million.

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

In accordance with the accounting standard for contingencies, the Company records a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are disclosed in Note 9. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At September 26, 2014, the Company did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. The Company believes it has recorded adequate provisions for its litigation matters. The Company reviews these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. While it is reasonably possible that an unfavorable outcome may occur in one or more of the following matters, unless otherwise stated below, the Company believes that it is not probable that a loss has been incurred in any of these matters. With respect to the litigation matters below for which it is reasonably possible that an unfavorable outcome may occur, an estimate of loss or range of loss is disclosed when such amount or amounts can be reasonably estimated. Although the Company believes that it has valid defenses with respect to legal matters and investigations pending against it, the results of litigation can be difficult to predict, particularly those involving jury trials. Accordingly, our current judgment as to the likelihood of our loss (or our current estimate as to the potential range of loss, if applicable) with respect to any particular litigation matter may turn out to be wrong. Therefore, it is possible that the financial position, results of operations or cash flows of the Company could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these or other contingencies.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

Class Action. In August 2014, Zubair Patel, Alan Nguyen and Carmen Valentino filed separate, putative class action complaints in the United States District Court for the Southern District of New York against the Company and certain of its officers. Each complaint alleges violations of federal securities laws related to misconduct and accounting errors identified by the Company at its Aerospace Systems segment, and seeks monetary damages, pre- and post-judgment interest, and fees and expenses. On October 20, 2014, these cases were consolidated into a single, putative class action in the United States District Court for the Southern District of New York. The Company believes the action lacks merit and intends to defend against it vigorously. The Company is unable to reasonably estimate any amount or range of loss, if any, that may be incurred in connection with this matter because the proceedings are in their early stages. For a discussion of the Company’s internal review relating to the accounting matters at issue, see Note 3.

Government Inquiries. On July 30, 2014, the Company voluntarily contacted the SEC to report information concerning its internal review related to misconduct and accounting errors identified by the Company at its Aerospace Systems segment. The Company is in contact with the SEC and the U.S. Department of Justice, has received subpoenas for documents and other materials from both agencies concerning these self-reported matters, and is fully cooperating. The Company is unable to reasonably estimate any amount or range of loss, if any, that may be incurred in connection with these inquiries because they are in their early stages.

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

19.  Pension and Other Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s pension and other postretirement benefit plans.

	Pension Plans				Postretirement Benefit Plans
	Third Quarter Ended		Year-to-Date Ended		Third Quarter Ended		Year-to-Date Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
	(in millions)
Components of net periodic benefit cost:
Service cost	$26	$30	$80	$95	$(2)	$1	$—	$3
Interest cost	37	33	110	99	4	2	8	5
Expected return on plan assets	(48)	(41)	(145)	(124)	(1)	—	(3)	(2)
Amortization of prior service costs (credits)	—	1	1	1	—	(1)	(1)	(2)
Amortization of net loss (gain)	4	20	13	63	(1)	—	(2)	1
Curtailment loss	—	2	1	2	(1)	—	(1)	—

Net periodic benefit cost	$19	$45	$60	$136	$(1)	$2	$1	$5

Contributions. The Company contributed cash of $85 million to its pension plans and $5 million to its other postretirement benefit plans during the year-to-date period ended September 26, 2014. The Company expects to contribute an additional $12 million to its pension plans and $5 million to its other postretirement benefit plans during the remainder of 2014.

20.  Stock-Based Compensation

During the year-to-date period ended September 26, 2014, the Company granted stock-based compensation under the Amended and Restated 2008 Long Term Performance Plan (2008 LTPP) in the form of stock options, restricted stock units and performance units further discussed below.

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

Restricted Stock Units. The Company granted 414,694 restricted stock units with a weighted average grant date fair value of $113.69 per share. Restricted stock units automatically convert into shares of L-3 Holdings’ common stock upon vesting, and are subject to forfeiture until certain restrictions have lapsed, including a three year cliff vesting period for employees and a one year cliff vesting period for non-employee directors, in each case starting on the date of grant.

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

21.  Supplemental Cash Flow Information

	Year-to-Date Ended
	September 26, 2014	September 27, 2013
	(in millions)
Interest paid on outstanding debt	$123	$133
Income tax payments	116	168
Income tax refunds	8	20

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

The tables below present net sales, operating income, depreciation and amortization and total assets by reportable segment.

	Third Quarter Ended		Year-to-Date Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
	(in millions)
Net Sales:
Electronic Systems	$1,128	$1,139	$3,349	$3,438
Aerospace Systems	1,037	1,092	3,173	3,416
Communication Systems	507	486	1,562	1,667
NSS	307	323	948	987
Elimination of intercompany sales	(39)	(38)	(116)	(120)

Consolidated total	$2,940	$3,002	$8,916	$9,388

Operating Income:
Electronic Systems	$125	$144	$383	$388
Aerospace Systems	64	105	196	336
Communication Systems	49	31	147	116
NSS	19	26	56	66

Consolidated total	$257	$306	$782	$906

Depreciation and amortization:
Electronic Systems	$30	$28	$89	$87
Aerospace Systems	11	10	30	28
Communication Systems	13	12	38	35
NSS	2	2	8	8

Consolidated total	$56	$52	$165	$158

	September 26, 2014	December 31, 2013
	(in millions)
Total Assets:
Electronic Systems	$6,998	$6,928
Aerospace Systems	2,961	3,087
Communication Systems	2,076	2,130
NSS	1,312	1,247
Corporate	694	596

Consolidated total	$14,041	$13,988

23.  Employee Severance and Termination Costs

Consistent with the Company’s strategy to continuously improve its cost structure and right-size its businesses, especially in view of sequestration and other DoD budget reductions, L-3 is completing employment reduction actions across several of its businesses to reduce both direct and indirect costs, including overhead and general and administrative costs. As a result of these initiatives and due to the impact of sequestration at certain

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

affected business units, the Company recorded $23 million in employee severance and other termination costs with respect to approximately 1,500 employees during the year-to-date period ended September 26, 2014. During the year ended December 31, 2013, the Company recorded a total of $29 million in employee severance and other termination costs with respect to approximately 2,000 employees. Employee severance and other termination costs are reported within cost of sales on the unaudited condensed consolidated statement of operations. The remaining balance to be paid in connection with these initiatives was $11 million at September 26, 2014 and December 31, 2013. Employee severance and other termination costs incurred by reportable segment for the year-to-date periods ended September 26, 2014 and September 27, 2013 are presented in the table below.

	Year-to-Date Ended
	September 26, 2014	September 27, 2013
	(in millions)
Reportable Segment
Electronic Systems	$14	$11
Aerospace Systems	3	1
Communication Systems	5	6
NSS	1	1

Consolidated	$23	$19

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

As discussed in Note 3, the Company is revising its previously issued financial statements. As part of that revision, the Company has revised the accompanying condensed combining financial statements contained herein. The adjustments related to the internal review of the Aerospace Systems segment, excluding certain adjustments related to the Platform Systems segment, were recorded as adjustments to the Guarantor Subsidiaries financial statement amounts. Adjustments from the internal review that related to a foreign subsidiary of the Platform Systems segment, with a cumulative operating impact through September 26, 2014 of $28 million, were recorded to the Non-Guarantor Subsidiaries financial statement amounts. The adjustments for the accounting related to a sales-type lease transaction for flight simulator systems within its Electronic Systems segment have been recorded as adjustments to the L-3 Communications financial statement amounts. The adjustments for the previously identified immaterial errors were recorded as adjustments to the Guarantor Subsidiaries financial statement amounts.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Balance Sheets:
At September 26, 2014:
Current assets:
Cash and cash equivalents	$—	$330	$1	$239	$(62)	$508
Billed receivables, net	—	296	348	227	—	871
Contracts in process	—	994	1,165	387	—	2,546
Other current assets	—	410	145	176	—	731

Total current assets	—	2,030	1,659	1,029	(62)	4,656
Goodwill	—	2,324	4,320	1,140	—	7,784
Other assets	—	800	568	233	—	1,601
Investment in and amounts due from consolidated subsidiaries	5,903	6,993	4,049	—	(16,945)	—

Total assets	$5,903	$12,147	$10,596	$2,402	$(17,007)	$14,041

Current liabilities	$—	$872	$999	$583	$(62)	$2,392
Amounts due to consolidated subsidiaries	—	—	—	366	(366)	—
Other long-term liabilities	—	1,434	187	111	—	1,732
Long-term debt	—	3,938	—	—	—	3,938

Total liabilities	—	6,244	1,186	1,060	(428)	8,062

L-3 shareholders’ equity	5,903	5,903	9,410	1,342	(16,655)	5,903
Noncontrolling interests	—	—	—	—	76	76

Total equity	5,903	5,903	9,410	1,342	(16,579)	5,979

Total liabilities and equity	$5,903	$12,147	$10,596	$2,402	$(17,007)	$14,041

At December 31, 2013:
Current assets:
Cash and cash equivalents	$—	$258	$—	$261	$(19)	$500
Billed receivables, net	—	364	401	226	—	991
Contracts in process	—	925	1,152	354	—	2,431
Other current assets	—	344	159	169	—	672

Total current assets	—	1,891	1,712	1,010	(19)	4,594
Goodwill	—	2,324	4,320	1,152	—	7,796
Other assets	—	838	532	228	—	1,598
Investment in and amounts due from consolidated subsidiaries	6,670	6,923	3,750	—	(17,343)	—

Total assets	$6,670	$11,976	$10,314	$2,390	$(17,362)	$13,988

Current liabilities	$—	$914	$1,011	$628	$(19)	$2,534
Amounts due to consolidated subsidiaries	—	—	—	259	(259)	—
Other long-term liabilities	—	1,451	193	124	—	1,768
Long-term debt	689	3,630	—	—	(689)	3,630

Total liabilities	689	5,995	1,204	1,011	(967)	7,932

L-3 shareholders’ equity	5,981	5,981	9,110	1,379	(16,470)	5,981
Noncontrolling interests	—	—	—	—	75	75

Total equity	5,981	5,981	9,110	1,379	(16,395)	6,056

Total liabilities and equity	$6,670	$11,976	$10,314	$2,390	$(17,362)	$13,988

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)

Condensed Combining Statements of Operations:
For the quarter ended September 26, 2014:
Total net sales	$—	$860	$1,628	$525	$(73)	$2,940
Total cost of sales	(10)	(787)	(1,500)	(469)	83	(2,683)

Operating (loss) income	(10)	73	128	56	10	257
Interest expense	—	(46)	(2)	1	—	(47)
Interest and other income, net	—	4	—	1	—	5

(Loss) income before income taxes	(10)	31	126	58	10	215
Benefit (provision) for income taxes	3	(8)	(34)	(16)	(3)	(58)
Equity in net income of consolidated subsidiaries	161	131	—	—	(292)	—

Net income	154	154	92	42	(285)	157
Net income attributable to noncontrolling interests	—	—	—	—	(3)	(3)

Net income attributable to L-3	$154	$154	$92	$42	$(288)	$154

Comprehensive income attributable to L-3	$90	$90	$89	$(22)	$(157)	$90

For the quarter ended September 27, 2013:
Total net sales	$—	$912	$1,646	$543	$(99)	$3,002
Total cost of sales	(14)	(854)	(1,458)	(483)	113	(2,696)

Operating (loss) income	(14)	58	188	60	14	306
Interest expense	(5)	(43)	—	(1)	5	(44)
Interest and other income, net	—	3	1	—	—	4

(Loss) income before income taxes	(19)	18	189	59	19	266
Benefit (provision) for income taxes	5	(3)	(45)	(14)	(5)	(62)
Equity in net income of consolidated subsidiaries	214	185	—	—	(399)	—

Net income	200	200	144	45	(385)	204
Net income attributable to noncontrolling interests	—	—	—	—	(4)	(4)

Net income attributable to L-3	$200	$200	$144	$45	$(389)	$200

Comprehensive income attributable to L-3	$250	$250	$145	$77	$(472)	$250

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Statements of Operations:
For the Year-to-Date Period Ended September 26, 2014:
Total net sales	$—	$2,606	$4,908	$1,623	$(221)	$8,916
Total cost of sales	(39)	(2,354)	(4,533)	(1,468)	260	(8,134)

Operating (loss) income	(39)	252	375	155	39	782
Interest expense	(2)	(127)	(2)	—	2	(129)
Interest and other income, net	—	12	—	2	—	14

(Loss) income before income taxes	(41)	137	373	157	41	667
Benefit (provision) for income taxes	12	(41)	(110)	(46)	(12)	(197)
Equity in net income of consolidated subsidiaries	490	365	—	—	(855)	—

Net income	461	461	263	111	(826)	470
Net income attributable to noncontrolling interests	—	—	—	—	(9)	(9)

Net income attributable to L-3	$461	$461	$263	$111	$(835)	$461

Comprehensive income attributable to L-3	$411	$411	$264	$53	$(728)	$411

For the Year-to-Date Period Ended September 27, 2013:
Total net sales	$—	$2,847	$5,104	$1,705	$(268)	$9,388
Total cost of sales	(42)	(2,625)	(4,598)	(1,527)	310	(8,482)

Operating (loss) income	(42)	222	506	178	42	906
Interest expense	(15)	(130)	—	(1)	15	(131)
Interest and other income, net	—	9	1	4	—	14

(Loss) income before income taxes	(57)	101	507	181	57	789
Benefit (provision) for income taxes	16	(28)	(139)	(50)	(16)	(217)
Equity in net income of consolidated subsidiaries	607	493	—	—	(1,100)	—

Net income	566	566	368	131	(1,059)	572
Net income attributable to noncontrolling interests	—	—	—	—	(6)	(6)

Net income attributable to L-3	$566	$566	$368	$131	$(1,065)	$566

Comprehensive income attributable to L-3	$587	$587	$369	$108	$(1,064)	$587

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Statements of Cash Flows:
For the Year-to-Date Period Ended September 26, 2014:
Operating activities:
Net cash from operating activities	$1,506	$201	$382	$69	$(1,553)	$605

Investing activities:
Business acquisitions, net of cash acquired	—	(57)	—	—	—	(57)
Investments in L-3 Communications	(87)	—	—	—	87	—
Other investing activities	—	(37)	(52)	(16)	—	(105)

Net cash used in investing activities	(87)	(94)	(52)	(16)	87	(162)

Financing activities:
Proceeds from sale of senior notes	—	996	—	—	—	996
Retirement of CODES	(935)	—	—	—	—	(935)
Common stock repurchased	(413)	—	—	—	—	(413)
Dividends paid on L-3 Holdings common stock	(158)	—	—	—	—	(158)
Dividends paid to L-3 Holdings	—	(1,506)	—	—	1,506	—
Investments from L-3 Holdings	—	87	—	—	(87)	—
Other financing activities	87	388	(329)	(66)	4	84

Net cash used in financing activities	(1,419)	(35)	(329)	(66)	1,423	(426)

Effect of foreign currency exchange rate changes on cash	—	—	—	(9)	—	(9)

Net increase (decrease) in cash	—	72	1	(22)	(43)	8
Cash and cash equivalents, beginning of the period	—	258	—	261	(19)	500

Cash and cash equivalents, end of the period	$—	$330	$1	$239	$(62)	$508

For the Year-to-Date Period Ended September 27, 2013:
Net cash from operating activities	$555	$86	$523	$101	$(648)	$617

Investing activities:
Business acquisitions, net of cash acquired	—	(2)	—	—	—	(2)
Investments in L-3 Communications	(104)	—	—	—	104	—
Other investing activities	—	(70)	(53)	(16)	—	(139)

Net cash used in investing activities	(104)	(72)	(53)	(16)	104	(141)

Financing activities:
Common stock repurchased	(404)	—	—	—	—	(404)
Dividends paid on L-3 Holdings common stock	(151)	—	—	—	—	(151)
Dividends paid to L-3 Holdings	—	(555)	—	—	555	—
Investments from L-3 Holdings	—	104	—	—	(104)	—
Other financing activities	104	345	(469)	(81)	210	109

Net cash used in financing activities	(451)	(106)	(469)	(81)	661	(446)

Effect of foreign currency exchange rate changes on cash	—	—	—	(2)	—	(2)

Net (decrease) increase in cash	—	(92)	1	2	117	28
Cash and cash equivalents, beginning of the period	—	246	—	242	(139)	349

Cash and cash equivalents, end of the period	$—	$154	$1	$244	$(22)	$377

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Overview and Outlook

Controls and Procedures: As part of the internal review of our Aerospace Systems segment, discussed below, we identified material weaknesses in our internal controls over financial reporting (“ICFR”). The material weaknesses, further discussed in Item 4, Controls and Procedures are: (1) the Company did not maintain an effective control environment at its Aerospace Systems segment, with respect to: (i) inadequate execution of existing controls around the annual review and approval of contract (revenue arrangement) estimates; (ii) not following established Company accounting policies, controls and procedures, and (iii) intentional override of numerous transactional and monitoring internal controls at our Army Sustainment division; and (2) Company personnel did not perform reviews of certain employee concerns regarding violations of our accounting policies and ICFR in a sufficient and effective manner.

As disclosed on October 10, 2014, we are revising our previously issued financial statements for the quarterly and year-to-date periods ended September 27, 2013 to update for: (1) accounting adjustments due to the internal review at our Aerospace Systems segment, (2) accounting error related to a sales-type lease transaction for flight simulator systems within our Electronic Systems segment, and (3) previously identified immaterial errors already recognized in its financial statements but not recorded in the appropriate periods. The accounting errors related to the sales-type lease and immaterial out of period amounts are not related to the internal review at our Aerospace Systems segment.

Internal Review of Aerospace Systems Segment: The Company conducted an internal review related to instances of misconduct and accounting errors at its Aerospace Systems segment. This review was conducted with the assistance of outside legal and accounting advisors, and has been completed. As a result of the internal review, the Company identified and recorded aggregate pre-tax charges as follows: (1) $75 million for the six months ended June 27, 2014, (2) $60 million for 2013, (3) $25 million for 2012, (4) $5 million for 2011, and (5) $4 million for periods prior to 2011. The pre-tax charges related to the quarterly and year-to-date periods ended September 27, 2013 were approximately $7 million and $36 million, respectively.

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

Sales-Type Lease Transaction: We routinely perform on-site accounting and internal control review procedures on a rotational basis. As part of a previously planned review of our Simulation & Training business in the Electronic Systems segment and unrelated to the internal review at the Aerospace Systems segment, we evaluated the accounting treatment related to a sales-type lease transaction with the U.S. Army for rotary wing flight simulator systems. The period of performance under this contract began in 2004 and ends in 2023. Based on the results of this evaluation, we have adjusted our previously issued financial statements to: (1) increase interest income accretion on the net investment related to this sales-type lease transaction by an estimated aggregate amount of approximately $5 million for 2013, $3 million for each of 2012 and 2011 and $12 million for periods prior to 2011, and (2) decrease sales by approximately $8 million for 2014 and $7 million for 2013 and a related decrease cost of sales by approximately $7 million for each of 2014 and 2013 and $5 million for periods prior to 2011.

Out of Period Amounts: We had identified various out of period amounts included in our previously issued financial statements that were deemed to be immaterial individually and in the aggregate. In prior periods, in accordance with Accounting Standards Codification (“ASC”) 250-10-S99 and S55 (formerly Staff Accounting Bulletins (“SAB”) No. 99 and No. 108), Accounting Changes and Error Corrections, we concluded that these errors were, individually, and in the aggregate, not material, quantitatively or qualitatively, to the financial statements in the period recorded or to the relevant prior periods. Accordingly, we recorded these errors in our financial statements in the period that the error was identified. We are, on a voluntary basis, revising our previously issued financial statements to correct for these errors already recognized in our financial statements but not recorded in the appropriate periods to reflect them in the appropriate period. These out of period amounts were not discovered as part of the internal review of the Aerospace Systems segment discussed above, but rather represent previously identified errors “resulting from mathematical mistakes, mistakes in application of generally accepted accounting principles, or oversight or misuse of facts that existed at the time the financial statements were prepared,” as defined in ASC 250-10-20 Accounting Changes and Error Corrections. We are, therefore, not treating these amounts as changes in estimates. These errors consist of: (1) increases in development and material costs related to Broadband Communication Systems that were recorded in the first quarter of 2013 but should have been recorded in the fourth quarter of 2012, (2) a sub-contractor subscription deposit that was recorded as sales and income in the fourth quarter of 2012 but should have been amortized to sales and income during 2013, (3) costs accrued in the fourth quarter of 2012 for goods or services received in the first quarter of 2013, (4) several unrecorded liabilities that were recorded in the first quarter of 2013 but should have been recorded in the fourth quarter of 2012, (5) a correction of accrued vacation that was recorded in the fourth quarter of 2013 but should have been recorded in the fourth quarter of 2012 and the first, second and third quarters of 2013, and (6) a warranty reserve reduction recorded in the third quarter of 2012 that should have been recorded in the fourth quarter of 2011.

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

For additional information regarding the effect the adjustments above had on previously issued financial statements, see Note 3.

In accordance with ASC 250-10-S99 and S55, we performed an analysis to determine if the impact of the amounts disclosed above were material to previously issued financial statements. Based on that analysis, we believe that previously issued financial statements are not materially misstated on either a quantitative or qualitative basis. However, we believed that correcting these errors in the Form 10-Q for the quarter ended June 27, 2014 would, in the aggregate, have caused a material misstatement to forecasted pre-tax income and net income for the fiscal year ending December 31, 2014. Accordingly, we are correcting these errors by revising our previously issued financial statements for the quarterly and year-to-date periods ended September 27, 2013 on this Form 10-Q to record all the adjustments in the tables above in the appropriate period. In addition, we revised our previously issued financial statements for the quarterly and first half periods ended June 28, 2013 on our Quarterly Report on Form 10-Q filed on October 10, 2014 for the quarterly and first half periods ended June 27, 2014, for the quarterly periods ended March 28, 2014 and March 29, 2013 on our Quarterly Report on Form 10-Q/A filed on October 10, 2014 for the quarterly period ended March 28, 2014 and our Annual Report on Form 10-K/A filed on October 10, 2014 for the years ended December 31, 2013, 2012 and 2011 to record all the adjustments in the tables above in the appropriate period.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the revisions for the quarter ended September 27, 2013 (2013 Third Quarter) and the Year-to-Date Period ended September 27, 2013 (2013 Year-to-Date Period) as described under Note 3 to our unaudited condensed consolidated financial statements contained in this Form 10-Q, which accompany the financial statements in Part I, Item 1 of this Form 10-Q.

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

In the first quarter of 2014, the Company completed a realignment of its segments to better align its organizational structure with customer priorities and increase operational efficiencies. As a result of the realignment, L-3’s structure consists of four segments: (1) Electronic Systems, (2) Aerospace Systems, (3) Communication Systems, and (4) National Security Solutions (NSS). Electronic Systems provides a broad range of components, products, subsystems, systems, and related services for military and commercial customers in several niche markets across several business areas. These business areas include precision engagement & training, sensor systems, power & propulsion systems, marine systems international, aviation products, warrior systems and security & detection systems. Aerospace Systems delivers integrated solutions for the global Intelligence, Surveillance and Reconnaissance (ISR) market and provides modernization, upgrade, sustainment, and maintenance and logistics support for a wide variety of aircraft and ground systems. Communication Systems delivers products and services for the global communications market, specializing in strategic and tactical airborne, space, ground and sea-based communication systems. NSS provides cybersecurity solutions, high-performance computing, enterprise information technology (IT) services, analytics and intelligence analysis to the DoD, U.S. Government intelligence agencies, federal civilian agencies and allied international governments.

Financial information with respect to our segments is included in Results of Operations within this section, Note 22 to our unaudited condensed consolidated financial statements and Note 23 to our audited consolidated financial statements included in our Form 10-K/A. Financial information for the quarterly and year-to-date periods ended September 27, 2013 in this section has been revised for the segment realignment discussed above and the revision to previously issued financial statements discussed in Note 3 to our unaudited condensed consolidated financial statements.

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

We currently expect the percentage of our consolidated sales to the U.S. Government to decline from 73% of our consolidated 2013 sales to approximately 71% of our consolidated 2014 sales. U.S. Government sales include sales to the DoD, which we expect to decrease from approximately 68% of our consolidated 2013 sales to 66% of our consolidated 2014 sales. We also expect sales to commercial and international customers to increase to approximately 29% of our 2014 sales compared to 27% of our consolidated 2013 sales.

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

On March 4, 2014, the Administration submitted its FY 2015 DoD Proposed Budget Request (PBR). The FY 2015 base budget request of $496 billion complies with the BCA sequestration cut spending caps, as amended by the BBA. The FY 2015 budget request also includes a $79 billion estimate for OCO. The total FY 2015 DoD budget request is $575 billion, a decline of 1% compared to the enacted FY 2014 DoD budget. On June 27, 2014, the Administration submitted to Congress an OCO Budget Amendment to update the FY 2015 DoD OCO request to $58.6 billion. For FY 2015, the Administration’s budget included a request for an additional $56 billion for the Opportunity, Growth and Security (OGS) Initiative. The OGS Initiative includes defense related funding for the DoD of $26.4 billion spread across military departments. However, Congress has not approved the FY 2015 budget. On September 19, 2014, the President signed a continuing resolution enacted by Congress, which funds the DoD through December 11, 2014. This continuing resolution funds the DoD at levels similar to the DoD FY 2014 budget.

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

Sales Trend. For the quarter ended September 26, 2014 (2014 Third Quarter), consolidated net sales of $2,940 million decreased by $62 million, or 2%, due to a decrease in organic sales of $85 million, or 3%, partially offset by net sales from acquisitions of $23 million, or 1%, compared to the quarter ended September 27, 2013 (2013 Third Quarter).

For the year-to-date period ended September 26, 2014 (2014 Year-to-Date Period), consolidated net sales of $8,916 million decreased by $472 million, or 5%, due primarily to a decrease in organic sales of $530 million, or 6%, partially offset by net sales from acquisitions of $58 million, or 1%, compared to the year-to-date Period ended September 27, 2013 (2013 Year-to-Date Period). See “—Results of Operations”, including segment results below for a discussion of sales.

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

We derived approximately 68% of our 2013 sales from DoD customers and, as a result, our sales trends are generally highly correlated to DoD budget levels. DoD budgets are a function of several factors and uncertainties beyond our control, including, but not limited to, changes in U.S. procurement policies, budget considerations, current and future economic conditions, presidential administration priorities, U.S. military engagements, changing national security and defense requirements, geo-political developments, actual fiscal year congressional appropriations for defense budsets, and sequestration and other DoD budget reductions. Any of these factors could result in a significant increase, decrease or redirection of DoD budgets and impact our future results of operations, including our sales and operating income growth rates. Additionally, our future results of operations will be affected by our ability to retain our existing business, including our revenue arrangements with DoD customers, and to successfully compete for new business, which largely depends on: (1) our successful performance on existing contracts, (2) the effectiveness and innovation of our technologies and research and development activities, (3) our ability to offer better program performance than our competitors at an affordable cost and (4) our ability to retain our employees and hire new ones, particularly those employees who have U.S. Government security clearances. We expect our 2014 consolidated sales to decline by approximately 4% compared to 2013, primarily due to the decline in DoD budgets.

Operating Income Trend. Operating income for the 2014 Third Quarter was $257 million, a decrease of 16% from $306 million for the 2013 Third Quarter. Our operating margin was 8.7% for the 2014 Third Quarter, a decrease of 150 basis points from 10.2% for the 2013 Third Quarter.

Operating income for the 2014 Year-to-Date Period was $782 million, a decrease of 14% from $906 million for the 2013 Year-to-Date Period. Our operating margin was 8.8% for the 2014 Year-to-Date Period, a decrease of 90 basis points from 9.7% for the 2013 Year-to-Date Period. See “—Results of Operations”, including segment results below for a discussion of operating margin.

While we continue to undertake cost management actions, such as reducing our indirect costs, resizing select business units, and improving our productivity and contract performance in an effort to maintain or even increase operating margin, these efforts may not be successful. Changes in the competitive environment and DoD procurement practices, reductions to the DoD budget, lower consolidated sales and changes in our annual pension expense and severance costs could result in lower operating margin. Furthermore, select business acquisitions and select new business, including contract renewals and new contracts, could have lower operating margins than L-3’s operating margins on existing business and contracts. We expect our 2014 annual consolidated operating margin to decrease as compared to 2013, primarily due to lower sales, mix changes and legal and advisory costs and charges in connection with the internal review of the Aerospace Systems segment.

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

On May 13, 2014, the Company called for full redemption of all of its outstanding CODES effective on June 2, 2014 (the “Redemption Date”). The redemption price for the CODES was $1,000 per $1,000 principal amount of the CODES, plus accrued and unpaid interest to, but excluding, the Redemption Date. Holders of the CODES were entitled to convert all or a portion of thereof (in integral multiples of $1,000) at any time prior to the close of business on the business day immediately preceding the Redemption Date (the “Redemption Conversion Period”). The conversion value of CODES of $935 million was calculated in accordance with the indenture governing the CODES based on the closing sales price of L-3 Holdings’ common stock and the conversion rate for each trading day in the 20 trading day period as follows: (1) for conversion notices received by May 16, 2014 (5 p.m.), the 20 trading day conversion period began on the third trading day following receipt of the conversion notice and (2) for conversion notices received after that time, the 20 trading day conversion period began on May 2, 2014 and ended on May 30, 2014, the trading day immediately preceding the Redemption Date. The Company settled the entire conversion value with respect to converted CODES in cash. As of June 27, 2014, the CODES have been retired. As a result of the conversion, the Company recorded a reduction to shareholders’ equity of $160 million, related to the excess conversion value over the fair value of the debt component of the CODES, net of deferred tax liability.

See Note 10 to our unaudited condensed consolidated financial statements contained in this quarterly report for additional information regarding the issuance of the Senior Notes and the CODES Retirement.

Business Acquisitions and Dispositions

Our Form 10-K/A summarizes the business acquisitions and dispositions that we completed during the three years ended December 31, 2013. During the 2014 Year-to-Date Period, we acquired Data Tactics Corporation (L-3 Data Tactics) with $57 million of cash on hand. Business acquisitions are included in our consolidated results of operations from their dates of acquisition. See Note 5 to our unaudited condensed consolidated financial statements contained in this quarterly report for a discussion of our business acquisitions.

Results of Operations

The following information should be read in conjunction with our unaudited condensed consolidated financial statements contained in this quarterly report. Our results of operations for the periods presented are affected by our business acquisitions. See Note 5 to our unaudited condensed consolidated financial statements for a discussion of our business acquisitions.

Consolidated Results of Operations

The table below provides selected financial data for L-3 for the 2014 Third Quarter compared with the 2013 Third Quarter and the 2014 Year-to-Date Period compared to the 2013 Year-to-Date Period.

	Third Quarter Ended				Year-to-Date Ended
	September 26, 2014	September 27, 2013	Increase/ (decrease)		September 26, 2014	September 27, 2013	Increase/ (decrease)
	(in millions, except per share data)
Net sales	$2,940	$3,002	(2)%		$8,916	$9,388	(5)%
Operating income	$257	$306	(16)%		$782	$906	(14)%
Operating margin	8.7%	10.2%	(150	) bpts	8.8%	9.7%	(90)	bpts
Interest expense	$47	$44	7%		$129	$131	(2)%
Interest and other income, net	$5	$4	25%		$14	$14	—
Effective income tax rate	27.0%	23.3%	370	bpts	29.5%	27.5%	200	bpts
Net income attributable to L-3	$154	$200	(23)%		$461	$566	(19)%
Diluted earnings per share	$1.78	$2.19	(19)%		$5.21	$6.20	(16)%
Diluted weighted average common shares outstanding	86.6	91.3	(5)%		88.4	91.3	(3)%

Net Sales: For the 2014 Third Quarter, consolidated net sales of $2.9 billion decreased $62 million, or 2%, compared to the 2013 Third Quarter. Sales to the U.S. Government, including sales from acquired businesses of $23 million, declined 4%, or $88 million, to $2,098 million in the 2014 Third Quarter, compared to $2,186 million in the 2013 Third Quarter. This decrease was partially offset by an increase in net sales to international and commercial customers of 3%, or $26 million, to $842 million in the 2014 Third Quarter, compared to $816 million in the 2013 Third Quarter. Net sales to international and commercial customers, as a percentage of consolidated net sales, increased to 29% for the 2014 Third Quarter as compared to 27% for the 2013 Third Quarter.

Sales from products decreased by $53 million to $1,644 million for the 2014 Third Quarter, compared to $1,697 million for the 2013 Third Quarter. Sales from products represented approximately 56% of consolidated net sales for the 2014 Third Quarter, compared to 57% for the 2013 Third Quarter. Sales of products decreased for: (1) Platform Systems primarily due to reduced volume for U.S. Army and U.S. Navy aircraft modification contracts, lower volume to the U.S. Air Force (USAF) as contracts near completion, and reduced deliveries of aircraft cabin assemblies and (2) Warrior Systems due to lower demand for holographic weapons sights for the commercial sporting and recreational markets. These decreases were partially offset by increased volume at Security & Detection Systems for airport security products for international customers and the Transportation Security Administration (TSA).

Sales from services decreased by $9 million to $1,296 million for the 2014 Third Quarter, compared to $1,305 million for the 2013 Third Quarter. Sales from services represented approximately 44% of consolidated net sales for the 2014 Third Quarter, compared to 43% for the 2013 Third Quarter. Sales from services decreased primarily for Intelligence Solutions due to work scope reductions on a technical support contract for a U.S. Government Agency.

For the Year-to-Date Period ended September 26, 2014, consolidated net sales of $8.9 billion decreased $472 million, or 5%, compared to the 2013 Year-to-Date Period. Sales to the U.S. Government, including sales from acquired businesses of $58 million, declined 8%, or $556 million, to $6,376 in the 2014 Year-to-Date Period, compared to $6,932 million in the 2013 Year-to-Date Period. This decrease was partially offset by an increase in net sales to international and commercial customers of 3%, or $84 million, to $2,540 million in the 2014 Year-to-Date Period, compared to $2,456 million in the 2013 Year-to-Date Period. Net sales to international and commercial customers, as a percentage of consolidated net sales, increased to 28% for the 2014 Year-to-Date Period as compared to 26% for the 2013 Year-To-Date Period.

Sales from products decreased by $330 million to $4,991 million, representing approximately 56% of consolidated net sales for the 2014 Year-to-Date Period, compared to $5,321 million, or approximately 57% of consolidated net sales for the 2013 Year-to-Date Period. Sales of products decreased for: (1) Broadband Communication Systems primarily due to lower volume as contracts near completion and demand declines due to sequestration, other DoD budget reductions and the U.S. military drawdown from Afghanistan, and the completion of a specialty radio frequency (RF) contract for the U.S. Army, (2) Platform Systems primarily due to trends similar to the 2014 Third Quarter, (3) Sensor Systems primarily due to the completion of a force protection contract and lower volume primarily for airborne EO/IR turrets due to the U.S. military drawdown from Afghanistan, (4) Precision Engagement & Training primarily due to reduced deliveries of training systems and volume for trainers and completed contracts for guidance products, (5) Tactical primarily due to lower demand and timing of deliveries of mobile and ground-based satellite communication systems for the U.S. military and (6) Warrior Systems due to trends similar to the 2014 Third Quarter. These decreases were partially offset by increased demand for Space & Power Systems primarily due to increased deliveries of power devices for commercial satellites and increased volume at Security & Detection Systems.

Sales from services decreased by $142 million to $3,925 million, representing approximately 44% of consolidated net sales for the 2014 Year-to-Date Period, compared to $4,067 million, or approximately 43% of consolidated net sales for the 2013 Year-to-Date Period. Sales of services decreased for: (1) Platform Systems primarily due to lower volume for aircraft maintenance for the DND and for USAF fleet management services, (2) ISR Systems primarily due to lower volume for logistics support and fleet management services to the DoD and (3) Intelligence Solutions primarily due to work scope reductions on a technical support contract for the U.S. Government. See the reportable segment results below for additional discussion of our sales trends.

Operating income and operating margin: Operating income for the 2014 Third Quarter of $257 million decreased $49 million, or 16%, compared to the 2013 Third Quarter. Operating income as a percentage of sales decreased by 150 basis points to 8.7% for the 2014 Third Quarter compared to 10.2% for the 2013 Third Quarter. Operating margin decreased by: (1) 100 basis points primarily due to less favorable contract performance adjustments at the Aerospace Systems segment and lower sales and mix changes at the Electronic Systems segment, (2) 90 basis points due to $24 million of outside accounting and legal advisory costs incurred for the Internal Review of the Aerospace Systems segment (Internal Review) and (3) 30 basis points due to an $8 million reduction in the estimated value of accrued contingent consideration for business acquisitions in the 2013 Third Quarter that did not recur. These decreases were partially offset by lower pension expense of $22 million, which increased operating margin by 70 basis points. See the reportable segment results below for additional discussion of sales and operating margin trends.

Operating income for the 2014 Year-to-Date Period of $782 million decreased $124 million, or 14%, compared to the 2013 Year-to-Date Period. Operating margin decreased by 90 basis points to 8.8% for the 2014 Year-to-Date Period compared to 9.7% for the 2013 Year-to-Date Period. Charges in correction with the Internal Review totaled $75 million in the 2014 Year-to-Date Period compared to $36 million in the 2013 Year-to-Date Period, which reduced operating margin by 40 basis points. Operating margin declined by 30 basis points due to $24 million of outside accounting and legal advisory costs incurred for the Internal Review. Additionally, operating margin decreased by: (1) 70 basis points primarily due to lower sales and mix changes at the Electronic Systems and Aerospace Systems segments, (2) 20 basis points primarily due to unfavorable contract performance adjustments for the Aerospace Systems segment and (3) 10 basis points due to the $8 million reduction in accrued contingent consideration for business acquisitions and an increase in severance charges of $4 million to $23 million. These decreases were partially offset by lower pension expense of $70 million, which increased operating margin by 80 basis points. See the reportable segment results below for additional discussion of sales and operating margin trends.

Effective income tax rate: The effective tax rate for the 2014 Third Quarter increased to 27.0% from 23.3%. The increase is primarily due to the reversal of accrued amounts of $10 million in the 2013 Third Quarter for the expiration of the statutes of limitations for several tax returns.

The effective tax rate for the 2014 Year-to-Date Period increased to 29.5% from 27.5%. The increase is primarily due to the retroactive reinstatement in January 2013 of the U.S. Federal research and experimentation (R&E) tax credit for all of 2012 and the 2013 Year-to-Date Periods that did not recur in 2014, and the 2013 Year-to-Date Period reversal of the $10 million of accrued amounts discussed above.

Net income attributable to L-3 and diluted earnings per share (EPS): Net income attributable to L-3 in the 2014 Third Quarter decreased 23% to $154 million compared to the 2013 Third Quarter, and diluted EPS decreased 19% to $1.78 from $2.19. Net income attributable to L-3 in the 2014 Year-to-Date Period decreased 19% to $461 million compared to the 2013 Year-to-Date Period, and diluted EPS decreased 16% to $5.21 from $6.20.

Diluted weighted average common shares outstanding: Diluted weighted average common shares outstanding for the 2014 Third Quarter declined by 5% compared to the 2013 Third Quarter due to repurchases of L-3 common stock. Diluted weighted average common shares outstanding for the 2014 Year-to-Date Period declined by 3% compared to the 2013 Year-to-Date Period due to repurchases of L-3 common stock.

Reportable Segment Results of Operations

The table below presents selected data by reportable segment reconciled to consolidated totals. See Note 22 to our unaudited condensed consolidated financial statements contained in this quarterly report for additional reportable segment data.

	Third Quarter Ended		Year-to-Date Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
	(dollars in millions)
Net sales:(1)
Electronic Systems	$1,106	$1,111	$3,286	$3,347
Aerospace Systems	1,035	1,091	3,169	3,412
Communication Systems	493	477	1,516	1,644
NSS	306	323	945	985

Consolidated net sales	$2,940	$3,002	$8,916	$9,388

Operating income:
Electronic Systems	$125	$144	$383	$388
Aerospace Systems	64	105	196	336
Communication Systems	49	31	147	116
NSS	19	26	56	66

Consolidated operating income	$257	$306	$782	$906

Operating margin:
Electronic Systems	11.3%	13.0%	11.7%	11.6%
Aerospace Systems	6.2%	9.6%	6.2%	9.8%
Communication Systems	9.9%	6.5%	9.7%	7.1%
NSS	6.2%	8.0%	5.9%	6.7%
Consolidated operating margin	8.7%	10.2%	8.8%	9.7%

(1)	Net sales are after intercompany eliminations.

Electronic Systems

	Third Quarter Ended				Year-to-Date Ended
	September 26, 2014	September 27, 2013	Decrease		September 26, 2014	September 27, 2013	Increase/ (decrease)
	(dollars in millions)
Net sales	$1,106	$1,111	(0.5)%		$3,286	$3,347	(1.8)%
Operating income	$125	$144	(13.2)%		$383	$388	(1.3)%
Operating margin	11.3%	13.0%	(170	) bpts	11.7%	11.6%	10	bpts

Electronic Systems net sales for the 2014 Third Quarter decreased by $5 million, or less than 1%, compared to the 2013 Third Quarter. Sales decreased: (1) $17 million for Sensor Systems primarily due to lower volume for airborne EO/IR turrets due to the U.S. military drawdown from Afghanistan, partially offset by new orders for EO/IR turrets on maritime patrol aircraft for the U.S. Navy, (2) $14 million for Warrior Systems due to lower demand for holographic weapons sights for the commercial sporting and recreational markets and (3) $9 million for Power & Propulsion Systems due to lower volume for power devices due to completed contracts with the U.S. military. These decreases were partially offset by sales increases of $25 million primarily for Security & Detection Systems due to increased volume for airport security system products for international customers and the TSA. The Mustang Technology Group acquisition increased sales by $10 million.

Electronic Systems operating income for the 2014 Third Quarter decreased by $19 million, or 13%, compared to the 2013 Third Quarter. Operating margin decreased by 170 basis points to 11.3%. Operating margin declined by 200 basis points primarily due to lower sales and mix changes for Sensor Systems, Aviation Products and Power & Propulsion Systems. Operating margin also declined by 50 basis points due to a $5 million reduction in the estimated value of accrued contingent consideration for business acquisitions in the 2013 Third Quarter that did not recur. These decreases were partially offset by 60 basis points due to lower pension expense of $7 million and 20 basis points due to lower severance costs of $2 million.

Electronic Systems net sales for the 2014 Year-to-Date Period period decreased by $61 million, or 2%, compared to the 2013 Year-to-Date Period. Sales decreased: (1) $89 million for Sensor Systems primarily due to the completion of a contract for force protection products for a foreign ministry of defense and lower volume for airborne EO/IR turrets due to the U.S. military drawdown from Afghanistan, (2) $83 million for Precision Engagement & Training due to reduced deliveries of U.S. Army rotary wing training systems for the Flight School XXI program, lower volume for upgrades for F/A-18 flight simulator trainers, completed contracts for guidance products and reduced volume for ordnance products for the U.S. Army and (3) $22 million primarily for Warrior Systems due to lower demand for holographic weapons sights for the commercial sporting and recreational markets. These decreases were partially offset by sales increases of: (1) $49 million for Power & Propulsion Systems due to increased volume on certain contracts, including an engine contract to a foreign military and the Missile Defense Agency, (2) $31 million primarily due to $20 million for the timing of deliveries of international and commercial shipbuilding products, and $11 million for foreign currency translation and (3) $24 million primarily for Security & Detection Systems due to increased volume for airport security system products from international customers and the TSA. The Mustang Technology Group acquisition increased sales by $29 million.

Electronic Systems operating income for the 2014 Year-to-Date Period decreased by $5 million, or 1%, compared to the 2013 Year-to-Date Period. Operating margin increased by 10 basis points to 11.7%. Operating margin increased by 70 basis points due to lower pension expense of $23 million and 40 basis points primarily due to improved contract performance, primarily for Precision Engagement & Training. These increases were partially offset by 80 basis points primarily due to lower sales at Sensor Systems, 10 basis points due to the $5 million reduction in accrued contingent consideration in the 2013 Year-to-Date Period and 10 basis points due to higher severance costs of $4 million.

Aerospace Systems

	Third Quarter Ended				Year-to-Date Ended
	September 26, 2014	September 27, 2013	Decrease		September 26, 2014	September 27, 2013	Decrease
	(dollars in millions)
Net sales	$1,035	$1,091	(5.1)%		$3,169	$3,412	(7.1)%
Operating income	$64	$105	(39.0)%		$196	$336	(41.7)%
Operating margin	6.2%	9.6%	(340	) bpts	6.2%	9.8%	(360	) bpts

Aerospace Systems net sales for the 2014 Third Quarter decreased by $56 million, or 5%, compared to the 2013 Third Quarter. Sales decreased $82 million for Platform Systems. This decrease was partially offset by an increase in sales of $26 million for ISR Systems. Sales for Logistics Solutions remained substantially the same. Platform Systems sales decreased: (1) $29 million primarily due to lower volume from timing and contracts nearing completion for the USAF, (2) $24 million primarily due to lower volume for modification contracts for the U.S. Army and the U.S. Navy maritime patrol aircraft, (3) $17 million primarily due to reduced deliveries of aircraft cabin assemblies and subassemblies and (4) $16 million primarily due to lower volume for aircraft maintenance for the Canadian Department of National Defence (DND) due to timing and reduced funding. These decreases were partially offset by a sales increase of $4 million for the Australia C-27J aircraft. The increase in sales for ISR Systems was primarily due to higher volume for ISR aircraft systems, primarily due to the timing of aircraft modifications.

Aerospace Systems operating income for the 2014 Third Quarter decreased by $41 million, or 39%, compared to the 2013 Third Quarter. Operating margin declined by 340 basis points to 6.2%. Operating margin declined by: (1) 230 basis points due to $24 million of charges for outside accounting and legal advisory costs incurred for the Internal Review and (2) 200 basis points due to unfavorable contract performance adjustments on international head-of-state aircraft modification contracts in the 2014 Third Quarter, compared to favorable contract performance adjustments on a number of contracts in the 2013 Third Quarter, primarily at Platform Systems. These decreases were partially offset by 90 basis points due to lower pension expense of $9 million.

Aerospace Systems net sales for the 2014 Year-to-Date Period decreased by $243 million, or 7%, compared to the 2013 Year-to-Date Period. Sales decreased $213 million for Platform Systems and $30 million for ISR Systems. Sales for Logistics Solutions remained substantially the same. Platform Systems sales decreased: (1) $75 million due to lower USAF volume, (2) $74 million primarily due to lower volume for U.S. Navy maritime patrol aircraft, (3) $55 million primarily due to lower volume for the DND and commercial contracts nearing completion and (4) $41 million due to reduced deliveries of aircraft cabin assemblies and subassemblies. These decreases were partially offset by a sales increase of $32 million due to the timing of contract deliverables for the Australia C-27J aircraft. ISR Systems sales declined primarily due to lower sales and volume for small ISR aircraft and aircraft systems due to the U.S. military drawdown in Afghanistan, partially offset by higher volume for ISR platforms primarily for foreign military customers.

Aerospace Systems operating income for the 2014 Year-to-Date Period decreased by $140 million, or 42%, compared to the 2013 Year-to-Date Period. Operating margin declined by 360 basis points to 6.2%. Operating margin declined by: (1) 150 basis points due to lower sales and mix changes, (2) 120 basis points due to $39 million of higher charges associated with the Internal Review, including unfavorable contract performance adjustments for Platform Systems and increases in reserves for excess and obsolete inventory and physical inventory adjustments for Logistics Solutions, (3) 100 basis points primarily due to unfavorable contract performance adjustments at Platform Systems and (4) 70 basis points due to $24 million of charges for outside accounting and legal advisory costs incurred for the Internal Review. These decreases were partially offset by 80 basis points due to lower pension expense of $25 million.

Communication Systems

	Third Quarter Ended				Year-to-Date Ended
	September 26, 2014	September 27, 2013	Increase		September 26, 2014	September 27, 2013	Increase/ (decrease)
	(dollars in millions)
Net sales	$493	$477	3.4%		$1,516	$1,644	(7.8)%
Operating income	$49	$31	58.1%		$147	$116	26.7%
Operating margin	9.9%	6.5%	340 b	pts	9.7%	7.1%	260 b	pts

Communication Systems net sales for the 2014 Third Quarter increased by $16 million, or 3%, compared to the 2013 Third Quarter. Sales increased $11 million for Space & Power Systems primarily due to increased deliveries of power devices for commercial satellites and $11 million for Advanced Communication Systems primarily due to timing of deliveries for secure communications devices for a U.S. Government agency. Sales also increased $5 million for Broadband Communication Systems primarily due to increased volume for airborne datalinks for unmanned platforms for the USAF. These increases were partially offset by decreases of $11 million for Tactical Satellite Communications products due to lower demand and timing of deliveries of mobile and ground-based satellite communication systems for the U.S military.

Communication Systems operating income for the 2014 Third Quarter increased by $18 million, or 58%, compared to the 2013 Third Quarter. Operating margin increased by 340 basis points to 9.9%. Operating margin increased by 220 basis points primarily due to improved productivity and 120 basis points due to lower pension expense of $6 million.

Communication Systems net sales for the 2014 Year-to-Date Period decreased by $128 million, or 8%, compared to the 2013 Year-to-Date Period. Sales decreased $130 million for Broadband Communication Systems primarily due to: (1) lower volume for airborne and ground-based networked communication systems as contracts near completion and demand declines due to sequestration and other DoD budget reductions, (2) lower U.S. Army demand for remote video terminals and ISR support services driven by the U.S. military drawdown from Afghanistan and (3) the completion of a specialty RF contract for the U.S. Army. Sales also decreased $53 million for Tactical Satellite Communications products primarily due to lower demand and timing of deliveries of mobile and ground-based satellite communication systems for the U.S. military. These decreases were partially offset by an increase of $55 million for Space & Power Systems primarily due to increased deliveries of power devices for commercial satellites.

Communication Systems operating income for the 2014 Year-to-Date Period increased by $31 million, or 27%, compared to the 2013 Year-to-Date Period. Operating margin increased by 260 basis points to 9.7%. Operating margin increased by: (1) 140 basis points due to lower pension expense of $22 million, (2) 70 basis points due to improved productivity, (3) 40 basis points primarily due to lower development and production costs for Broadband Communication Systems and (4) 10 basis points due to lower severance costs of $1 million.

NSS

	Third Quarter Ended				Year-to-Date Ended
	September 26, 2014	September 27, 2013	Decrease		September 26, 2014	September 27, 2013	Decrease
	(dollars in millions)
Net sales	$306	$323	(5.3)%		$945	$985	(4.1)%
Operating income	$19	$26	(26.9)%		$56	$66	(15.2)%
Operating margin	6.2%	8.0%	(180) b	pts	5.9%	6.7%	(80	) bpts

NSS net sales for the 2014 Third Quarter decreased by $17 million, or 5%, compared to the 2013 Third Quarter. Sales declined by: (1) $20 million for Defense Solutions primarily due to lower demand and contracts nearing completion, partially offset by an IT services contract for the U.S. Army reserve that began in the 2013 third quarter and (2) $10 million for Intelligence Solutions due to work scope reductions on a technical support contract for a U.S. Government agency due to U.S. Government sequestration cuts. The Data Tactics acquisition increased sales by $13 million.

NSS operating income for the 2014 Third Quarter decreased by $7 million, or 27%, compared to the 2013 Third Quarter. Operating margin decreased by 180 basis points to 6.2%. Operating margin decreased by: (1) 120 basis points primarily due to lower sales, sales mix changes and lower margins on new business due to competitive pricing pressure and (2) 60 basis points due to unfavorable contract performance adjustments in the 2014 Third Quarter, compared to favorable contract performance adjustments in the 2013 Third Quarter.

NSS net sales for the 2014 year-to-date period decreased by $40 million, or 4%, compared to the 2013 year-to-date period. Sales declined by: (1) $31 million for Federal Solutions primarily due to the completion of a contract for the National Oceanic and Atmospheric Administration, (2) $25 million for Intelligence Solutions primarily due to U.S. Government sequestration cuts and (3) $13 million for Defense Solutions primarily due to lower demand and contracts nearing completion, partially offset by an IT services contract for the U.S. Army reserve. The Data Tactics acquisition increased sales by $29 million.

NSS operating income for the 2014 Year-to-Date Period decreased by $10 million, or 15%, compared to the 2013 Year-to-Date Period. Operating margin decreased by 80 basis points to 5.9%. Operating margin decreased by 40 basis points primarily due to lower margins on new business due to competitive pricing pressure and 40 basis points due to less favorable contract performance adjustments.

Liquidity and Capital Resources

Anticipated Sources and Uses of Cash Flow

At September 26, 2014, we had total cash and cash equivalents of $508 million as compared to $500 million at December 31, 2013. While no amounts of the cash and cash equivalents are considered restricted, $225 million was held by the Company’s foreign subsidiaries at September 26, 2014. The repatriation of cash held in non-U.S. jurisdictions is subject to local capital requirements, as well as income tax considerations. Our primary source of liquidity is cash flow generated from operations and our cash on hand. We generated $605 million of cash from operating activities during the 2014 Year-to-Date Period. We also received net cash proceeds of $988 million from the issuance of our new Senior Notes. Significant cash used during the 2014 Year-to-Date Period included $935 million for the CODES Retirement, $413 million to repurchase shares of our common stock, $158 million paid for dividends, $115 million for capital expenditures and $57 million for a business acquisition.

As of September 26, 2014, we had the availability of all of our $1 billion Amended and Restated Revolving Credit Facility (“Credit Facility”). Our Credit Facility expires on February 3, 2017. We currently believe that our cash from operating activities generated during the year, together with our cash on hand, and available borrowings under our Credit Facility will be adequate for the foreseeable future to meet our anticipated requirements for working capital, capital expenditures, defined benefit plan contributions, commitments, contingencies, research and development expenditures, business acquisitions (depending on the size), program and other discretionary investments, interest payments, income tax payments, L-3 Holdings’ dividends and share repurchases.

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

Balance Sheet

Billed receivables decreased by $120 million to $871 million at September 26, 2014, from $991 million at December 31, 2013 primarily due to the timing of billings and collections primarily for ISR Systems, Logistics Solutions, Warrior Systems and Broadband Communications Systems, and $7 million of foreign currency translation adjustments. These decreases were partially offset by $4 million from the L-3 Data Tactics business acquisition.

Contracts in process increased by $115 million to $2,546 million at September 26, 2014, from $2,431 million at December 31, 2013. Contracts in process increased $3 million primarily from the L-3 Data Tactics business acquisition and by $157 million comprised of:

•

Increases of $87 million in unbilled contracts receivables primarily due to sales exceeding billings for Power & Propulsion Systems, Advanced Communications, Platform Systems, NSS, and Logistics Solutions, partially offset by a decrease in Broadband Communications Systems due to the timing of shipments, and

•	Increases of $70 million in inventoried contract costs due to the timing of deliveries across several business areas, primarily Sensor Systems and Warrior Systems.

These increases were partially offset by net transfers of $34 million to property, plant & equipment, primarily for a Company owned C-27J aircraft training system. The C-27J aircraft training system is no longer held for sale as the Company is utilizing it to provide training services to customers. Foreign currency translation adjustments increased contracts in process by $11 million.

L-3’s receivables days sales outstanding (DSO) was 72 at September 26, 2014, compared with 71 at December 31, 2013 and 76 at September 27, 2013. We calculate our DSO by dividing: (1) our aggregate end of period billed receivables and net unbilled contract receivables, by (2) our trailing 12 month sales adjusted, on a pro forma basis, to include sales from business acquisitions and exclude sales from business divestitures that we completed as of the end of the period, multiplied by the number of calendar days in the trailing 12 month period (364 days at September 26, 2014, 365 days at December 31, 2013 and 364 days at September 27, 2013). Our trailing 12 month pro forma sales were $12,174 million at September 26, 2014, $12,657 million at December 31, 2013 and $12,905 million at September 27, 2013.

The increase in other current assets was primarily due to estimated federal tax payments and short-term receivables for leased training systems.

Goodwill decreased by $12 million to $7,784 million at September 26, 2014 from $7,796 million at December 31, 2013. The table below presents the changes in goodwill by segment.

	Electronic Systems	Aerospace Systems	Communication Systems	NSS	Consolidated Total
	(in millions)
Balance at December 31, 2013	$4,085	$1,751	$992	$968	$7,796
Business acquisition(1)	(3)	—	—	39	36
Foreign currency translation adjustments(2)	(39)	(9)	—	—	(48)

Balance at September 26, 2014	$4,043	$1,742	$992	$1,007	$7,784

(1)

The decrease in goodwill for the Electronic Systems segment was due to the final purchase price allocation for the Mustang business acquisition made in 2013. The increase in goodwill for the NSS segment was due to the L-3 Data Tactics business acquisition.

(2)

The decrease in goodwill presented in the Electronic Systems segment was primarily due to the strengthening of the U.S. dollar against the Euro, the Canadian dollar and the British pound during the 2014 Year-to-Date Period. The decrease in goodwill presented in the Aerospace Systems segment was due to the strengthening of the U.S. dollar against the Canadian dollar during the 2014 Year-to-Date Period.

We review goodwill for impairment annually in the fourth quarter as of November 30. In addition, we review goodwill for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. As disclosed in “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Goodwill and Identifiable Intangible Assets” included in our Form 10-K/A, the NSS segment is re-competing its largest contract in terms of annual sales in 2014, which is expected to represent approximately 11% of NSS’s total estimated sales for 2014. If NSS is not successful with that re-competition, it would represent a change in circumstances that would require us to review the goodwill for NSS for impairment. While we expect to learn the outcome of the re-competition during the fourth quarter, we are unable to predict the outcome of the re-competition at this time.

The decrease in identifiable intangible assets was primarily due to amortization expense of $32 million partially offset by an increase for the L-3 Data Tactics and Mustang acquisitions.

The decrease in accounts payable was primarily due to the timing of payments for purchases from third party vendors and subcontractors.

Accrued employment costs increased due to: (1) an increase in accrued salaries and wages due to the timing of payroll dates at the end of the 2014 Third Quarter compared to the end of 2013 and (2) higher accrued vacation pay due to timing.

The decrease in accrued expenses was primarily due to reduced accruals for goods and services from third party vendors for ISR Systems, Logistics Solutions and Platform Systems due to timing of receipts and reduced sales, partially offset by higher accruals for outside accounting and legal advisory costs in connection with the Aerospace Systems segment internal review.

The increase in advance payments and billings in excess of costs incurred was primarily due to cash collections on performance based billings related to contracts with foreign customers for ISR Systems, partially offset by liquidation of balances on contracts for Platform Systems.

The decrease in pension and postretirement benefit plan liabilities was primarily due to cash contributions exceeding pension expense (excluding amortization of net losses) during the 2014 Year-to-Date Period. We expect to contribute cash of approximately $97 million to our pension plans in 2014, of which $85 million was contributed during the 2014 Year-to-Date Period.

Non-current deferred income tax liabilities increased primarily due to the amortization of certain goodwill and other identifiable intangible assets for tax purposes, partially offset by the retirement of the CODES.

Statement of Cash Flows

2014 Year-to-Date Period Compared with 2013 Year-to-Date Period

The table below provides a summary of our cash flows from (used in) operating, investing, and financing activities for the periods indicated.

	Year-to-Date Ended
	September 26, 2014	September 27, 2013	Increase/ (decrease)
	(in millions)
Net cash from operating activities	$605	$617	$(12)
Net cash used in investing activities	(162)	(141)	(21)
Net cash used in financing activities	(426)	(446)	20

Operating Activities

We generated $605 million of cash from operating activities during the 2014 Year-to-Date Period, a decrease of $12 million compared with $617 million generated from during the 2013 Year-to-Date Period 2014. The decrease was due to lower net income of $102 million. This decrease was partially offset by: (1) $76 million of less cash used for changes in operating assets and liabilities due to decreases in working capital primarily for billed receivables and advance payments and billings in excess of costs incurred, partially offset by accounts payable, trade and contracts in process, and (2) higher non-cash expenses of $14 million primarily due to higher deferred income taxes and contributions to employee savings plans in common stock, partially offset by lower non-cash amortization charges for pension and postretirement benefits. See the discussion above under “Liquidity and Capital Resources — Balance Sheet” for additional information on changes in operating assets and liabilities.

Investing Activities

During the 2014 Year-to-Date Period, we used $162 million of cash, which included $115 million for capital expenditures and $57 million for the acquisition of L-3 Data Tactics. The 2013 Year-to-Date Period included $147 million for capital expenditures.

Financing Activities

Debt

At September 26, 2014, total outstanding debt was $3,938 million all of which was senior debt compared to $3,630 million at December 31, 2013, of which $2,941 million was senior debt and $689 million was CODES. At September 26, 2014, there were no borrowings or letters of credit outstanding under our $1 billion Credit Facility and we had all of our $1 billion facility available for future borrowings. We also had $631 million of outstanding standby letters of credit with financial institutions covering performance and financial guarantees per contractual requirements with certain customers at September 26, 2014. These standby letters of credit may be drawn upon in the event that we do not perform on certain of our contractual requirements. At September 26, 2014, our outstanding senior notes mature between November 15, 2016 and May 28, 2024. See “Overview and Outlook — Other Events” within this section for information regarding the CODES Retirement. Also, see Note 10 to our unaudited condensed consolidated financial statements contained in this quarterly report for the components of our debt at September 26, 2014.

Debt Issuance and CODES Retirement. On May 13, 2014, the Company called for the full redemption of all of its outstanding CODES effective on June 2, 2014 (the “Redemption Date”). The redemption price for the CODES was $1,000 per $1,000 principal amount of the CODES, plus accrued and unpaid interest to, but excluding, the Redemption Date. Holders of the CODES were entitled to convert all or a portion of thereof (in integral multiples of $1,000) at any time prior to the close of business on the business day immediately preceding the Redemption Date (the “Redemption Conversion Period”). The conversion value of CODES of $935 million was calculated in accordance with the indenture governing the CODES based on the closing sales price of L-3 Holdings’ common stock and the conversion rate for each trading day in the 20 trading day period as follows: (1) for conversion notices received by May 16, 2014 (5 p.m.), the 20 trading day conversion period began on the third trading day following receipt of the conversion notice and (2) for conversion notices received after that time, the 20 trading day conversion period began on May 2, 2014 and ended on May 30, 2014, the trading day immediately preceding the Redemption Date. The Company settled the entire conversion value with respect to converted CODES in cash. As of June 27, 2014, the CODES have been retired. As a result of the conversion, the Company recorded a reduction to shareholders’ equity of $160 million, related to the excess conversion value over the fair value of the debt component of the CODES, net of deferred tax liability.

On May 28, 2014, L-3 Communications issued a total of $1 billion of new Senior Notes. The net cash proceeds of $988 million from the Senior Notes were used primarily to fund the CODES Retirement discussed above.

See Note 10 to our unaudited condensed consolidated financial statements contained in this quarterly report for additional information regarding the issuance of the Senior Notes and the CODES Retirement.

Debt Covenants and Other Provisions. The Credit Facility and Senior Notes contain financial and/or other restrictive covenants. See Note 11 to our audited consolidated financial statements for the year ended December 31, 2013, included in our Form 10-K/A for a description of our debt, related financial covenants and cross default provisions. As of September 26, 2014, we were in compliance with our financial and other restrictive covenants.

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

The table below presents our repurchases of L-3 Holdings’ common stock during the 2014 Year-to-Date Period.

	Total Number of Shares Purchased	Average Price Paid Per Share	Treasury Stock
			(at cost in millions)
January 1 — March 28, 2014	1,216,976	$109.43	$133
March 29 — June 27, 2014	1,680,426	$119.06	$200
June 28 — September 26, 2014	667,802	$119.79	$80

At September 26, 2014, the remaining dollar value under the share repurchase program approved on February 5, 2013 by L-3 Holdings’ Board of Directors was $455 million.

During the 2014 Year-to-Date Period, L-3 Holdings’ Board of Directors authorized the quarterly cash dividends in the table below.

Date Declared	Record Date	Cash Dividend Per Share	Date Paid	Total Dividends Paid
				(in millions)
February 11, 2014	March 3, 2014	$0.60	March 17, 2014	$52
May 6, 2014	May 19, 2014	$0.60	June 16, 2014	$52
June 24, 2014	August 18, 2014	$0.60	September 15, 2014	$51

In addition to the dividends in the table above, the Company paid $3 million of previously accrued dividends for employee held stock-awards during the 2014 Year-to-Date Period.

On October 20, 2014, L-3 Holdings’ Board of Directors declared a quarterly cash dividend of $0.60 per share, payable on December 15, 2014, to shareholders of record at the close of business on November 17, 2014.

Legal Proceedings and Contingencies

For a discussion of legal proceedings and contingencies that could impact our results of operations, financial condition or cash flows, see Note 18 to our unaudited condensed consolidated financial statements contained in this quarterly report.

Forward-Looking Statements

Certain of the matters discussed in this report, including information regarding the Company’s 2014 financial outlook, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than historical facts may be forward-looking statements, such as “may,” “will,” “should,” “likely,” “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions are used to identify forward-looking statements. The Company cautions investors that these statements are subject to risks and uncertainties many of which are difficult to predict and generally beyond the Company’s control that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. Some of the factors that could cause actual results to differ include, but are not limited to, the following: the effect, if any, of the results of our Internal Review on our customer relationships, financial condition or results of operations or our internal controls over financial reporting; our dependence on the defense industry; backlog processing and program slips resulting from delayed awards and/or funding from the DoD and other major customers; the U.S. Government fiscal situation; changes in DoD budget levels and spending priorities; U.S. Government failure to raise the debt ceiling; our reliance on contracts with a limited number of customers and the possibility of termination of government contracts by unilateral government action or for failure to perform; the extensive legal and regulatory requirements surrounding many of our contracts; our ability to retain our existing business and related contracts; our ability to successfully compete for and win new business; or, identify, acquire and integrate additional businesses; our ability to maintain and improve our operating margin; the availability of government funding and changes in customer requirements for our products and services; our significant amount of debt and the restrictions contained in our debt agreements; our ability to continue to recruit, retain and train our employees; actual future interest rates, volatility and other assumptions used in the determination of pension benefits and equity based compensation, as well as the market performance of benefit plan assets; our collective bargaining agreements, our ability to successfully negotiate contracts with labor unions and our ability to favorably resolve labor disputes should they arise; the business, economic and political conditions in the markets in which we operate; global economic uncertainty; the DoD’s Better Buying Power and other efficiency initiatives; events beyond our control such as acts of terrorism; our ability to perform contracts on schedule; our international operations; our extensive use of fixed-price type revenue arrangements; the rapid change of technology and high level of competition in which our businesses participate; our introduction of new products into commercial markets or our investments in civil and commercial products or companies; the outcome of litigation matters; results of audits by U.S. Government agencies and of on-going governmental investigations; the impact on our business of improper conduct by our employees, agents or business partners; ultimate resolution of contingent matters, claims and investigations relating to acquired businesses, and the impact on the final purchase price allocations; and the fair values of our assets.

In addition, for a discussion of other risks and uncertainties that could impair our results of operations or financial condition, see “Part I — Item 1A — Risk Factors” and “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K/A for the year ended December 31, 2013 and in this quarterly report on Form 10-Q, and any material updates to these factors contained in any of our future filings.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Derivative Financial Instruments and Other Market Risk,” of our Form 10-K/A for a discussion of our exposure to market risks. There were no material changes to our disclosure about market risks during the 2014 Year-to-Date Period. See Notes 15 and 17 to our unaudited condensed consolidated financial statements contained in this quarterly report for the aggregate fair values and notional amounts of our foreign currency forward contracts at September 26, 2014.

ITEM 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 related to L-3 Holdings and L-3 Communications is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our Chairman, President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 26, 2014. Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer have concluded that, the design and operation of our disclosure controls and procedures were not effective as of September 26, 2014 to accomplish their objectives.

Description of Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting (“ICFR”), such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Based on our assessment following the completion of the internal review of the Aerospace Systems segment discussed in Note 3, the following material weaknesses continue to exist as of September 26, 2014.

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

These material weaknesses resulted in immaterial adjustments of the Company’s billed receivables, unbilled contract receivables, inventories, net sales, cost of sales, income tax expense and net income accounts, as well as earnings per share and related financial statements disclosures. Accordingly, the material weaknesses did not result in any material misstatements of the Company’s financial statements and disclosures for the years ended December 31, 2013, 2012, or 2011 or the quarterly or year-to-date periods ended June 27, 2014 or September 26, 2014. However, these material weaknesses, if not remediated, could result in material misstatements to the Company’s annual financial statements or to the interim consolidated financial statements and related disclosures that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

Other than the remediation actions discussed above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 26, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. As discussed in Part I — Item 4, we have material weaknesses in our internal control over financial reporting as of December 31, 2013, March 28, 2014, June 27, 2014 and September 26, 2014. Solely as a result of these material weaknesses, management concluded that our internal control over financial reporting were not effective as of December 31, 2013 and that our disclosure controls and procedures were not effective as of December 31, 2013, March 28, 2014, June 27, 2014 or September 26, 2014.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about share repurchases made by L-3 Holdings of its common stock during the 2014 Third Quarter. Repurchases are made from time to time at management’s discretion in accordance with applicable U.S. Federal securities laws. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs(1)
				(in millions)
June 28 — July 31, 2014	628,600	$120.89	628,600	$459
August 1 — August 31, 2014	39,202	$102.08	39,202	$455
September 1 — September 26, 2014	—	$—	—	$455

Total	667,802	$119.79	667,802

(1)

The share repurchases that were completed as described in the table above were made pursuant to the $1.5 billion share repurchase program authorized by L-3 Holdings’ Board of Directors on February 5, 2013, which expires on June  30, 2015.

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
(Principal Financial Officer)

Date: October 30, 2014

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

**

The information required in this exhibit is presented in Note 14 to the unaudited condensed consolidated financial statements as of September 26, 2014 contained in this quarterly report in accordance with the provisions of ASC 260, Earnings Per Share.

***	Filed electronically with this report.

†	Represents management contract, compensatory plan or arrangement.