Form 10-K
period 2014-12-31
L 3 COMMUNICATIONS HOLDINGS INC; L 3 COMMUNICATIONS CORP
filed 2015-02-26
CIK 1056239, 1039101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file numbers 001-14141 and 333-46983

L-3 COMMUNICATIONS HOLDINGS, INC.

L-3 COMMUNICATIONS CORPORATION

(Exact names of registrants as specified in their charters)

Delaware	13-3937434 and 13-3937436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Nos.)
600 Third Avenue, New York, NY	10016
(Address of principal executive offices)	(Zip Code)

(212) 697-1111

(Telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered:
L-3 Communications Holdings, Inc. common stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.	☐ Yes ☒ No
Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☐ Yes ☒ No

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).  ☐  Yes  ☒  No

The aggregate market value of the L-3 Communications Holdings, Inc. voting stock held by non-affiliates of the Registrants as of June 27, 2014 was approximately $10.2 billion. For purposes of this calculation, the Registrants have assumed that their directors and executive officers are affiliates.

There were 82,526,828 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on February 20, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A relating to the Registrants’ Annual Meeting of Shareholders, to be held on May 5, 2015, will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC no later than 120 days after the registrants’ fiscal year ended December 31, 2014.

L-3 COMMUNICATIONS HOLDINGS, INC.

L-3 COMMUNICATIONS CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2014

PART I

For convenience purposes in this filing on Form 10-K, “L-3 Holdings” refers to L-3 Communications Holdings, Inc., and “L-3 Communications” refers to L-3 Communications Corporation, a wholly-owned operating subsidiary of L-3 Holdings. “L-3”, “Company”, “we”, “us” and “our” refer to L-3 Holdings and its subsidiaries, including L-3 Communications.

Item 1. Business

Overview

L-3 Holdings, a Delaware corporation organized in April 1997, derives all of its operating income and cash flows from its wholly-owned subsidiary, L-3 Communications. L-3 Communications, a Delaware corporation, is a prime contractor in Intelligence, Surveillance and Reconnaissance (ISR) systems, aircraft sustainment (including modifications, logistics and maintenance), simulation and training, night vision and image intensification equipment, enterprise and mission information technology (IT) solutions, and cyber operations. L-3 is also a leading provider of a broad range of communication and electronic systems and products used on military and commercial platforms. Our customers include the United States (U.S.) Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), foreign governments, and domestic and international commercial customers.

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

For the year ended December 31, 2014, we generated sales of $12,124 million, operating income of $1,085 million and net cash from operating activities from continuing operations of $1,125 million. The table below presents a summary of our 2014 sales by major category of end customer. For a more detailed presentation of our sales by end customer, see “Major Customers” within this Business section.

	2014 Sales	% of Total Sales
	(in millions)
DoD	$7,961	66%
Other U.S. Government	623	5

Total U.S. Government	$8,584	71%
International (foreign governments)	1,847	15
Commercial — international	1,105	9
Commercial — domestic	588	5

Total sales	$12,124	100%

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

Strengthen and Expand Our Market Positions. We intend to use our existing prime contractor and supplier positions and internal investments to increase our market share, grow our sales organically and continue to build strong businesses with durable discriminators that have a number one or number two market position. We intend to expand our prime contractor roles in select business areas where we have domain expertise, including aerospace systems and national security solutions. We expect to benefit from and expand our supplier positions to multiple bidders by leveraging our customer relationships and pursuing adjacent market opportunities. As an independent supplier of a broad range of products, subsystems and systems in several key business areas, our growth will partially be driven by expanding our share of existing programs and participating in new programs. Teaming arrangements with other prime contractors and platform original equipment manufacturers is one way we intend to pursue select new business opportunities and expand our content on select platforms. We plan to maintain our diversified and broad business mix with limited reliance on any single contract, follow-on or new business opportunity. While sales to the U.S. Government, especially the DoD, will remain an integral part of L-3’s business, we also intend to continue to increase our sales to foreign governments and domestic and international commercial businesses. We expect to continue to supplement our organic sales growth by acquiring, on a select basis, businesses that provide attractive returns on investment and add new products, technologies, programs and contracts, or provide access to select DoD, other U.S. Government, international and/or commercial customers.

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

Leverage Our Excellent Customer Relationships. We will maintain and expand our excellent customer relationships. We also intend to continue to leverage our customer relationships and our capabilities, including proprietary technologies, to expand the scope of our products to existing and new customers. We also intend to continue to align our products, services, investments in research and development and business acquisitions to proactively address customer priorities and requirements and invest in growth areas such as aerospace systems, sensor systems, special operations, cybersecurity and intelligence support.

Proactively Manage Our Cost Structure and Optimize Our Business Portfolio. We intend to continue to increase productivity and to reduce our direct contract costs and overhead costs, including general and administrative costs. Our effective management of labor, material, subcontractor and other direct costs is an important element of cost control and favorable contract performance. We believe that proactively re-sizing our businesses to their anticipated sales, combined with continuous cost improvement will enable us to increase our cost competitiveness, and to selectively invest in new product development, business acquisitions, bids and proposals and other business development activities to increase our market share. We intend to continue to evaluate our portfolio of businesses to address the needs of a dynamic and demanding market place and to strengthen our core business through select business acquisitions or divestitures.

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

Business Acquisitions and Divestitures

During the years ended December 31, 2014, 2013 and 2012, we used net cash of $57 million, $62 million and $348 million for business acquisitions, respectively.

On December 16, 2014, we entered into a definitive agreement with Wärtsilä Corporation to sell our Marine Systems International (L-3 MSI) business. In accordance with Accounting Standards Update (ASU) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, L-3 MSI’s assets and liabilities are classified as held for sale in our audited consolidated balance sheet at December 31, 2014. Also, in accordance with ASU 2014-08, L-3 MSI’s results of operations are included in income from continuing operations for all periods presented and are not classified within discontinued operations. Additionally, we completed the spin-off of our subsidiary, Engility Holdings, Inc. (Engility), to our shareholders on July 17, 2012. See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Acquisitions and Divestitures” for additional information regarding our business acquisitions and divestitures, including the definitive agreement to sell L-3 MSI and the spin-off of Engility.

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

Electronic Systems Reportable Segment

In 2014, Electronic Systems net sales of $4,617 million represented 38% of our total net sales. The businesses in this reportable segment provide a broad range of products and services, including components, products, subsystems, systems and related services to military and commercial customers in several niche markets. The table below provides a summary of the segment’s business areas and the percentage that each contributed to Electronic Systems’ net sales in 2014.

Business Area	% of 2014 Segment Sales
Precision Engagement & Training	23%
Sensor Systems	19
Power & Propulsion Systems	19
Marine Systems International	12
Aviation Products	10
Warrior Systems	10
Security & Detection Systems	7

Total Electronic Systems	100%

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

•       Fixed and rotary winged aircraft and ground vehicles for U.S. Air Force (USAF), U.S. Navy (USN), U.S. Army, Canadian Department of National Defence (DND), foreign militaries, commercial airlines and aircraft Original Equipment Manufacturers (OEMs)

• Training services, courseware integrated logistics support and maintenance	• Systems management, operations, and maintenance	• Various DoD and foreign military customers

• Vehicle driver training and courseware	• Drive safety, efficiency, and productivity training	• Various commercial transport companies

• Fuzing and ordnance systems	• Precision munitions, fuzes, and electronic and electro safety arming devices (ESADs)	• Various DoD and foreign military customers

• Unmanned systems and components	• Tactical unmanned air systems (UAS), medium altitude long endurance (MALE) UAS, small expendable UAS, flight controls, sensors and remote viewing systems	• U.S. DoD and foreign ministries of defense

• Radar-based sensors and systems	• Electronic warfare, unmanned systems, ISR and precision-guided munitions	• U.S. DoD and DHS

• Global Positioning System (GPS) receivers	• Location tracking	• Guided projectiles and precision munitions

• Remote viewing video and exploitation systems	• Portable situational awareness and video exploitation software and hardware for soldiers, ships and vehicles	• U.S. Marine Corps (USMC), USN and various DoD customers

• Lightweight man portable computer/displays for dismounted soldiers	• Situational awareness and connectivity for dismounted soldiers	• United Kingdom Ministry of Defence (U.K. MoD)

• Navigation systems and positioning navigation units	• Satellite launch and orbiting navigation and navigation for ground vehicles and fire control systems	• USAF, U.S. Army, USMC and National Aeronautics Space Administration (NASA)

Systems/Products/Services	Selected Applications	Selected Platforms/End Users

Sensor Systems

• Targeted stabilized camera systems with integrated sensors and wireless communication systems	• Intelligence data collection and surveillance and reconnaissance	• DoD, foreign ministries of defense, intelligence and security agencies, law enforcement, manned/unmanned platforms

• Airborne and ground based high energy laser beam directors, laser designators and high tracking rate telescopes	• Directed energy systems, space surveillance, satellite laser ranging and laser communications, airborne and ground target designation/illumination	• USAF and NASA

• Submarine photonic systems and periscopes	• Virginia class submarines	• USN

• Improvised Explosive Device (IED) Defense Systems	• Vehicle based and manpack IED detection and jamming systems	• U.K. MoD and other foreign allies

• Force protection, electronic warfare and satellite monitoring	• Counter IED systems, jamming and satellite monitoring	• U.K. MoD and other foreign security agencies and ministries of defense

Power & Propulsion Systems

• Naval power delivery, conversion and switching products, and hybrid electric drives	• Switching, distribution and protection, frequency and voltage conversion, propulsion motors and drive units	• Naval submarines, surface ships and aircraft carriers

• Heavy fuel engines, cross drive variable transmissions, turret drive systems, vehicle suspension, advanced drive systems and auxiliary power generators

•       Power trains and suspension systems for military vehicles, power and energy management for military hybrid electric vehicles, non-portable and under armor auxiliary power units, and heavy fueled engines for unmanned systems

• U.S. Army, USMC and foreign ministries of defense, manned/unmanned military platforms

• Airborne dipping sonars, submarine and surface ship towed arrays	• Submarine and surface ship detection and localization	• USN and foreign navies

• Underwater sensor ranges	• Monitor nuclear testing, track submarines and surface vessels	• U.S. and foreign military and commercial customers

Systems/Products/Services	Selected Applications	Selected Platforms/End Users

• Service life extensions	• Landing craft air cushion amphibious vehicle	• USN

• In-service engineering, ship repair, overhaul, upgrades and maintenance, and battle force tactical training	• Embedded shipboard training systems, towed arrays, navigation systems, radar systems and electronic warfare systems	• USN, U.S. Coast Guard (USCG), U.S. Army and commercial shipowners

• Power plant simulation, modeling, computer systems, and training services	• Submarines, nuclear and other power plants	• Foreign navies, nuclear and other power plant companies

• Automation, navigation, communications, and sensors and integrated Command, Control, Communications, Computers and Navigation (C4N) solutions	• Vessel bridge and machinery plant platform management systems, and C4N systems	• USN and foreign navies

• High power microwave sources, systems & effects, pulse power systems and electromagnetics hardened construction	• Forensic analysis of weapons of mass destruction, and active detection of special nuclear material.	• U.K. MoD, U.S. Defense Threat Reduction Agency, U.S. Army and USAF

• Ballistic missile targets	• Targets for ground based ballistic missile intercept systems	• U.S. Missile Defense Agency (MDA)

Marine Systems International

• Integrated electrical power and electric propulsion packages, integrated automation, navigation, communication, and dynamic positioning systems, and audio/visual solutions and safety systems	• Surface ships ranging from shipping vessels, container carriers, environmental, research and offshore construction ships, naval frigates, ferries, cruise liners and mega yachts	• Commercial shipbuilders and shipowners and foreign navies

Aviation Products

• Cockpit and mission displays	• High performance, ruggedized flat panel and cathode ray tube displays and processors	• Various military aircraft

• Airborne traffic and collision avoidance systems, terrain awareness warning systems	• Reduce the potential for midair aircraft collisions and crashes into terrain by providing visual and audible warnings and maneuvering instructions to pilots	• Commercial transport, business, regional and military aircraft

• Advanced cockpit avionics	• Pilot safety, navigation and situation awareness products	• Commercial transport, business, regional and military aircraft

Systems/Products/Services	Selected Applications	Selected Platforms/End Users

• Solid state crash protected cockpit voice and flight data recorders	• Aircraft voice and flight data recorders that continuously record voice and sounds from cockpit and aircraft intercommunications	• Commercial transport, business, regional and military aircraft

Warrior Systems

• Enhanced vision and weapon sights products

•       Image intensified night vision goggles/sights, holographic weapon sights, thermal sights and images, and driver viewers for special forces, pilots and aircrews, soldiers, marines, sailors and law enforcement personnel

• U.S. Army, USN, USMC, DHS, foreign militaries and law enforcement agencies

• Laser designation and range finder systems	• Airborne and ground target designation/illumination	• DoD, law enforcement and foreign customers

• Weapons Training Systems	• Laser marksmanship training systems and advanced integrated technologies for security products and services	• DoD and law enforcement agencies

Security & Detection Systems

• Airport security systems, explosives detection systems and whole body imaging systems	• Rapid scanning of passenger checked baggage and carry-on luggage, scanning of large cargo containers	• DHS, including the U.S. Transportation Security Administration (TSA), domestic and international airports and state and local governments

• Non-invasive security systems and portals, and sophisticated sensors with threat detection capabilities	• Aviation, rail and border crossing security	• TSA, U.S. Customs and Border Protection agency, various regulatory authorities and private security companies

Aerospace Systems Reportable Segment

In 2014, Aerospace Systems net sales of $4,321 million represented 36% of our total net sales. The businesses in this reportable segment provide products and services for the global ISR market, specializing in signals intelligence (SIGINT) and multi-intelligence platforms, to include full motion video, electro-optical, infrared, and synthetic aperture radars, along with other types of information gathering systems. These products and services provide the warfighter with the ability to collect and analyze data from command centers, communication nodes and air defense systems for real-time situational awareness and response. The businesses in this reportable segment provide select Command, Control and Communications (C3) systems products for military and other U.S. Government and select foreign government intelligence, reconnaissance and surveillance applications. We believe that these products and services are critical elements for a substantial number of major command, control and communication and intelligence gathering systems. The businesses in this reportable segment also provide modernization, upgrades and sustainment, maintenance and logistics support solutions for military and various government aircraft and other platforms. We sell these services primarily to the DoD and select foreign governments. Major products and services for this reportable segment include:

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

•

turnkey aviation life cycle management services that integrate custom developed and commercial off-the-shelf products for various military fixed and rotary wing aircraft, including heavy maintenance and structural modifications and interior modifications; and

•

aerospace and other technical services related to large fleet support, such as aircraft and vehicle modernization, maintenance, repair and overhaul, logistics, support and supply chain management, primarily for military training, tactical, transport cargo and utility aircraft.

The table below provides additional information for the systems, products and services; selected applications; and selected platforms or end users of our Aerospace Systems reportable segment.

Systems/Products/Services	Selected Applications	Selected Platforms/End Users

ISR Systems

• Prime mission systems integration, sensor development and operations and support	• Signal processing, airborne SIGINT applications, antenna technology, real-time process control and software development	• DoD, USAF, U.K. MoD, and other select foreign military ISR aircraft platforms and ground systems

• Fleet management of special mission aircraft, including avionics and mission system upgrades and logistics support	• Measurement collection and signal intelligence, special missions	• DoD and classified customers within the U.S. Government

• ISR operations and support	• Data link support and services, special applications, classified projects, spares and repairs	• USAF and U.S. Army ISR aircraft platforms and ground systems

Logistics Solutions

• Logistics support and maintenance	• Aircraft maintenance and repair, flight operations support for training, transport/cargo and special mission aircraft	• U.S. Army, USAF, USN and select foreign militaries

• Contract Field Teams (CFT)	• Deployment of highly mobile, quick response field teams to customer locations to supplement the customer’s resources for various ground vehicles and aircraft	• U.S. Army, USAF, USN and USMC

Systems/Products/Services	Selected Applications	Selected Platforms/End Users

• Contractor Operated and Managed Base Supply (COMBS)	• Inventory management activities relating to flight support and maintenance, including procurement and field distribution	• Military training and transport/cargo aircraft for USN, USAF and U.S. Army

Platform Systems

• Modernization and life extension maintenance upgrades and support	• Aircraft structural modifications and inspections, installation of mission equipment, navigation and avionics products and interior modifications	• USN, USAF, select foreign governments, OEMs, VIP and Head-of-State (HOS) aircraft, and various military fixed and rotary wing aircraft

• Fabrication and assembly of fixed and rotary wing aerostructures	• Rotary wing cabin assemblies, new and modified wings and subassemblies, structure and parts fabrication for OEMs	• U.S. Army, USN, USMC and OEMs

Communication Systems Reportable Segment

In 2014, Communication Systems net sales of $1,977 million represented 16% of our total net sales. The businesses in this reportable segment provide networked communication systems, secure communications products, radio frequency components, satellite communication terminals, and space, microwave and telemetry products. These products are used to connect a variety of space, airborne, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring, and dissemination functions of these communication systems. Major products and services for this reportable segment include:

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

Systems/Products/Services	Selected Applications	Selected Platforms/End Users

Broadband Communication Systems

• Airborne, space and surface data link terminals, ground stations, and transportable tactical satellite communications (SATCOM) systems	• High performance, wideband secure communication links for relaying of intelligence and reconnaissance information	• Manned aircraft, unmanned aerial vehicles (UAVs), naval ships, ground vehicles and satellites for the DoD

Systems/Products/Services	Selected Applications	Selected Platforms/End Users

• Multi-band Manpack Receivers	• Portable, ruggedized terminals used for receiving reconnaissance video and sensor data from multiple airborne platforms	• U.S. Special Operations Command (USSOCOM), USAF and other DoD customers

• Multi-frequency time division multiple access modems and high dynamic small aperture band terminals that support SATCOM on the move using X, Ku, and Ka bands

•       On the move SATCOM and other tactical communications systems utilizing small aperture terminals; off road use on military vehicles, watercraft, and airborne platforms to provide two-way broadband connectivity while on the move

• U.S. Army, USMC, and select foreign allies

• Tactical ground based signal intercept and direction finding systems	• Man portable and military vehicle mounted tactical signal intercept/exploitation and direction finding systems	• U.S. Army and other DoD/U.S. intelligence agencies

Space & Power Systems

• Traveling wave tube amplifiers (TWTA’s), power modules, klystrons and digital broadcast	• Microwave vacuum electron devices and power modules	• DoD and foreign military manned/unmanned platforms, including satellites, radar systems, communication systems, UAVs, missile defense systems, various missile programs and commercial broadcast

• Telemetry and instrumentation systems

•       Spacecraft telemetry tracking and control, encryption and high data rate transmitters, satellite command and control software, airborne and ground test telemetry systems, and tactical intelligence receivers

• Aircraft, missiles and satellites

Advanced Communications

• Passive and active microwave components and subsystems and non-ionizing radiation monitoring equipment	• Radio transmission, switching and conditioning, transponder control, channel and frequency separation, ground vehicles, aircraft and satellites	• DoD and OEMs, SATCOM for DoD and various government agencies

Systems/Products/Services	Selected Applications	Selected Platforms/End Users

• Secure communications terminals and equipment, and secure network encryption products	• Secure and non-secure voice, data and video communication for office, battlefield and secure internet protocol (IP) network applications	• DoD and U.S. Government intelligence agencies

• Ground-based satellite communications terminals and payloads	• Interoperable, transportable ground terminals	• DoD and U.S. Government intelligence agencies

• Shipboard communications systems	• Internal and external communications (radio rooms and workstations)	• USN, USCG and foreign navies

• Ultra-wide frequency and advanced radar antennas and radomes	• Surveillance and radar detection	• Military fixed and rotary winged aircraft, SATCOM

Tactical Satellite Communications Products

• Quick-deploy flyaway very small aperture terminals (VSAT) and vehicular satellite systems	• Satellite communications	• U.S. Army, USAF, USSOCOM and other DoD agencies, and commercial customers

• Managed communications security (COMSEC) satellite networks and integrated remote VSAT satellite systems	• Deployment and support of global communication networks for tactical and enterprise applications	• U.S. Army, DoD/U.S. intelligence agencies, allied forces and commercial contractors

National Security Solutions (NSS) Reportable Segment

In 2014, NSS net sales of $1,209 million represented 10% of our total net sales. The businesses in this reportable segment provide enterprise and mission IT solutions, cyber operations support, intelligence operations support, integrated security and big data solutions to the U.S. Government military, intelligence and federal civilian agencies and foreign governments. Major services and solutions for this reportable segment include:

•	secure communications, information systems networks and mobile device management ensuring the integrity of information to enable trusted, interconnected, and resilient networks;

•	transformative operational enterprise IT solutions that keep our customers relevant in their dynamic mission environment;

•

large-scale enterprise data solutions enabling data to be used more effectively, provide assessments, gain and maintain situation awareness, support decision-making, improve operations, and bring about customers’ desired effects;

•	intelligence collection, tasking, exploitation, analysis, dissemination, training, situational awareness, visualization, normalization, minimization and outcome assurance; and

•

next-generation solutions and systems that solve operational, informational, and physical security challenges that can place facilities, infrastructure, installations, borders and perimeters, and transportation environments at risk.

The table below provides additional information for the solutions, systems and services; selected applications and capabilities; and selected end users of our NSS reportable segment.

Solutions/Systems/Services	Selected Applications/Capabilities	Selected End Users

• Enterprise and Mission IT

•       Enterprise architecture and systems engineering, systems integration and development, operations and maintenance (O&M) transformations for efficiencies and cost reductions, performance-based managed services, agile software engineering and development, space communications and launch support

• U.S. Army, USAF, USN, USSOCOM, U.S. Government intelligence agencies, U.K. MoD, Department of the Interior, NASA, and state and local government agencies

• Full-Spectrum Cyber Operations Support

•       High-performance computing, dynamic network protection, advanced forensics and exploitation, modeling, simulation and wargaming, cybersecurity and cloud computing solutions and tools, mobile security and network virtualization

• USAF, U.S. Government intelligence agencies, U.S. Combatant Commands and Defense Information Systems Agency

• Intelligence Operations Support	• Data fusion and analytics, visualization and decision-making, training and workforce development, mission engineering and operations support, mission-essential staffing and knowledge management	• U.S. Army, USAF, USN, U.S. Combatant Commands, U.S. Government intelligence agencies, DoD and U.K. MoD

• Integrated Security

•       Risk, threat and vulnerability assessment, complex systems architecture, enterprise-level command and control systems, intelligent surveillance, logistics and sustainment, detection and response systems

• USAF, USN, U.S. MDA, U.S. Strategic Command, DHS, National Oceanic and Atmospheric Administration (NOAA), and foreign governments

• Big Data	• Advanced data visualization, big data infrastructure, data science/analytics, data architecture, data engineering and data knowledge management	• U.S. Army, DHS, Defense Advanced Research Projects Agency (DARPA) and U.S. Government intelligence agencies

Funded Backlog and Orders

We define funded backlog as the value of funded orders received from customers, less the cumulative amount of sales recognized on such orders. We define funded orders as the value of contract awards received from the U.S. Government, for which the U.S. Government has appropriated funds, plus the value of contract awards and orders received from customers other than the U.S. Government. The table below presents our funded backlog, percentage of funded backlog at December 31, 2014 expected to be recorded as sales in 2015 and funded orders for each of our reportable segments and on a consolidated basis.

	Funded Backlog at December 31,		Percentage of Funded Backlog at December 31, 2014 Expected to be Recorded as Sales in 2015	Funded Orders
	2014	2013		2014	2013
	(in millions)			(in millions)
Reportable Segment:
Electronic Systems	$4,477	$4,421	60%	$4,784	$4,594
Aerospace Systems	3,341	3,498	75%	4,177	4,304
Communication Systems	1,849	1,867	72%	1,960	1,991
NSS	557	582	77%	1,165	1,167

Consolidated	$10,224	$10,368	68%	$12,086	$12,056

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

	2014 Sales	2014 % of Total Sales	2013 Sales	2013 % of Total Sales
	(in millions)		(in millions)
Air Force	$3,180	26%	$3,393	27%
Army	2,088	17	2,376	19
Navy/Marines	1,646	14	1,794	14
Other Defense	1,047	9	1,026	8

Total DoD	$7,961	66%	$8,589	68%
Other U.S. Government	623	5	597	5

Total U.S. Government	$8,584	71%	$9,186	73%
International (foreign governments)	1,847	15	1,747	14
Commercial — international	1,105	9	1,067	8
Commercial — domestic	588	5	622	5

Total sales	$12,124	100%	$12,622	100%

Direct sales to the end customer represented approximately 67% of our consolidated 2014 sales, and sales as a subcontractor or supplier represented the remaining 33%. Additionally, approximately 71% of our DoD sales for 2014 were direct to the customer, and approximately 29% were indirect through other prime system contractors and subcontractors of the DoD.

Our sales are predominantly derived from contracts with agencies of, and prime system contractors to, the U.S. Government. Various U.S. Government agencies and contracting entities exercise independent and individual purchasing decisions, subject to annual appropriations by the U.S. Congress. For the year ended December 31, 2014, our five largest contracts (revenue arrangements) generated 12% of our consolidated sales and our largest contract (revenue arrangement) in terms of annual sales was the Fort Rucker Maintenance Support contract with the U.S. Army Aviation and Missile Life Cycle Management Command (AMCOM), which is included in our Aerospace Systems segment. Under this contract, which generated approximately 3.6% of our 2014 sales, we provide maintenance, logistics and other related sustainment support services for rotary wing aircraft assigned to Fort Rucker and satellite units in Alabama. Our period of performance, including unexercised annual options, continues through September 30, 2017.

Research and Development

We conduct research and development activities that consist of projects involving applied research, new product and systems development and select concept studies. We employ scientific, engineering and other personnel to improve our existing product lines and systems and develop new products, technologies, and systems. As of December 31, 2014, we employed approximately 10,000 engineers, substantially all of whom hold advanced degrees, who work on company-sponsored research and development efforts and customer funded research and development contracts.

Company-sponsored (Independent) research and development costs for our businesses that are U.S. Government contractors are allocated to U.S. Government contracts and are charged to cost of sales when the related sales are recognized as revenue. Research and development costs for our commercial businesses are expensed as incurred and are also charged to cost of sales. The table below presents company-sponsored (Independent) research and development expenses incurred for the years ended December 31, 2014, 2013 and 2012 for our U.S. Government businesses and our commercial businesses.

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Company-Sponsored Research and Development Costs:
U.S. Government Contractor Businesses	$163	$182	$194
Commercial Businesses	67	76	90

Total	$230	$258	$284

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

L-3 is an aerospace and defense contractor with a broad and diverse portfolio of products and services. We have prime contractor and subcontractor positions. We supply our products and services to other prime system contractors. However, we also compete directly with other large prime system contractors for: (1) certain products, subsystems and systems, where they have vertically integrated businesses and (2) niche areas where we are a prime contractor. We also compete with numerous other aerospace, defense and government technical services contractors, which generally provide similar products, subsystems, systems or services.

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

Raw Materials

Although we generated 57% of our 2014 sales from products and systems, our businesses are generally engaged in limited manufacturing activities and have minimal exposure to fluctuations in the supply of raw materials. For those businesses that manufacture and sell products and systems, most of the value that we provide is labor oriented, such as design, engineering, assembly and test activities. In manufacturing our products, we use our own production capabilities as well as a diverse base of third party suppliers and subcontractors. Although certain aspects of our manufacturing activities require relatively scarce raw materials, we have not experienced difficulty in our ability to procure raw materials, components, sub-assemblies and other supplies required in our manufacturing processes.

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

	Year Ended December 31,
	2014	2013	2012

Sales from Cost-Plus Contracts with:	(in millions)
Award fees	$501	$556	$621
Incentive fees	551	557	711

Performance based fees	$1,052	$1,113	$1,332

	Year Ended December 31,
	2014	2013	2012
Percentage of Available Performance Based Award Fees Achieved	87%	91%	91%

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

Substantially all of our cost-plus type contracts and time-and-material type contracts are with U.S. Government customers while sales to commercial customers are transacted under fixed-price sales arrangements and are included in our fixed-price contract type sales. The table below presents the percentage of our total sales generated from each contract type for the years ended December 31, 2014, 2013 and 2012.

Contract Type	Year Ended December 31,
	2014	2013	2012
Fixed-price	71%	71%	71%
Cost-plus fixed fee	15%	15%	14%
Cost-plus award fee	4%	4%	5%
Cost-plus incentive fee	5%	5%	5%
Time-and-material	5%	5%	5%

Total sales	100%	100%	100%

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

In 2014, sales under foreign military sales (FMS) agreements, which are included in the international (foreign governments) category in the “Major Customers” table above, were $617 million, or 5% of our total consolidated sales. FMS agreements are made directly between the U.S. Government and foreign governments. In such cases, because we serve only as the supplier, we do not have unilateral control over the terms of the agreements. Certain of our sales are direct commercial sales to foreign governments. These sales are subject to U.S. Government approval and licensing under the Arms Export Control Act. Legal restrictions on sales of sensitive U.S. technology also limit the extent to which we can sell our products to foreign governments or private parties.

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

Employees

As of December 31, 2014, we employed approximately 45,000 full-time and part-time employees, 85% of whom were located in the United States. Of these employees, approximately 24% are covered by approximately 191 separate collective bargaining agreements with various labor unions. The success of our business is, to a large extent, dependent upon the knowledge of our employees and on the management, contracting, engineering and technical skills of our employees. In addition, our ability to grow our businesses, obtain additional orders for our products and services and to satisfy contractual obligations under certain of our existing revenue arrangements is largely dependent upon our ability to attract and retain employees who have U.S. Government security clearances, particularly those with clearances of top-secret and above. Historically, we have renegotiated labor agreements without significant disruptions to operating activities and we believe that relations with our employees are positive.

L-3 Holdings Obligations

The only obligations of L-3 Holdings at December 31, 2014 were: (1) its guarantee of borrowings under the revolving credit facility of L-3 Communications, and (2) its guarantee of other contractual obligations of L-3 Communications and its subsidiaries. In order to generate the funds necessary to repurchase its common stock and pay dividends declared and principal and interest on its outstanding indebtedness, if any, L-3 Holdings relies on dividends and other payments from its subsidiaries.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934 and, in accordance therewith, file reports, including annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission the (“SEC”). Such reports and other information can be inspected and copied at the Public Reference Room of the SEC located at 100 F Street, NE, Washington, DC 20549. Copies of such material can be obtained from the Public Reference Room of the SEC at prescribed rates. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Such material may also be accessed electronically by means of the SEC’s home page on the Internet at http://www.sec.gov.

You may also obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statement for the annual shareholders’ meeting, as well as any amendments to those reports as soon as reasonably practicable after electronic filing with the SEC through our website on the Internet at http://www.L-3com.com.

We also have a Corporate Governance webpage. You can access our Corporate Governance Guidelines and charters for the audit, compensation and nominating/corporate governance committees of our Board of Directors through our website, http://www.L-3com.com, by clicking on the “Corporate Governance” link under the heading “Investor Relations.” You can access our Code of Ethics and Business Conduct by clicking on the “Code of Ethics and Business Conduct” link under the heading “Code of Ethics.” Our Code of Ethics and Business Conduct applies to all directors, officers and employees, including our chairman, president and chief executive officer, our senior vice president and chief financial officer, and our vice president, controller and principal accounting officer. We will post any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, Inc. (NYSE), on our website within the required periods. The information on or accessible through our website is not incorporated by reference into this report.

To learn more about L-3, please visit our website at http://www.L-3com.com. From time to time we use our website as a channel of distribution of material company information. Financial and other material information regarding L-3 is routinely posted on our website and is readily accessible.

Item 1A. Risk Factors

You should carefully consider the following risk factors and other information contained in this Form 10-K, including “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Any of these risks could materially affect our business and our financial condition, results of operations and cash flows, which could in turn materially affect the price of our common stock.

We have determined that material weaknesses exist in our internal control over financial reporting which could, if not remediated, have a material adverse impact on our ability to produce timely and accurate financial statements.

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. As discussed in “Part II – Item 9A – Controls and Procedures,” we determined that material weaknesses exist in our internal control over financial reporting as of December 31, 2014. As a result of these material weaknesses, we concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2014.

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. See “Part II – Item 9A – Controls and Procedures” for a description of the identified material weaknesses and related remediation plan. These remedial efforts may not be successful. Until our remediation plan is fully implemented, our management will continue to devote significant time and attention to these efforts. If we do not complete our remediation plan in a timely fashion, or at all, or if our remediation plan is inadequate or we encounter difficulties in the implementation or maintenance of our internal control over financial reporting or disclosure controls and procedures, there will continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC and/or remain in compliance with certain covenants included in our outstanding debt agreements. In addition, any failure to implement or any difficulties we encounter with our remediation plan could result in additional material weaknesses or deficiencies in our internal control or future material misstatements in our annual or interim consolidated financial statements.

Our contracts (revenue arrangements) with U.S. Government customers entail certain risks.

A decline in or a redirection of the U.S. defense budget could result in a material decrease in our sales, results of operations and cash flows.

Our government contracts and sales are highly correlated and dependent upon the U.S. defense budget which is subject to the congressional budget authorization and appropriations process. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract periods of performance may extend over many years. Consequently, at the beginning of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress in future fiscal years. DoD budgets are determined by factors beyond our control, including, but not limited to, changes in U.S. procurement policies, budget considerations, current and future economic conditions, presidential administration priorities, changing national security and defense requirements, geopolitical developments and actual fiscal year congressional appropriations for defense budgets. Any of these factors could result in a significant decline in, or redirection of, current and future DoD budgets and impact our future results of operations, including our sales and operating income growth rates.

The total DoD budget peaked in the fiscal year ended September 30, 2010 (FY 2010) at $690 billion and has declined since. The total DoD budget for FY 2015, which was fully appropriated by Congress on December 13, 2014, is $560 billion and complies with the sequestration cuts required by the Budget Control Act of 2011 (BCA), as amended by The American Taxpayer Relief Act (ATRA) and the Bipartisan Budget Act of 2013 (BBA). On December 16, 2014, President Obama signed the $1.1 trillion omnibus government funding bill into law, funding the federal government through September 2015. The declining DoD budgets will reduce funding for some of our revenue arrangements and generally will have a negative impact on our sales, results of operations and cash flows.

In addition, in the event that the federal debt limit is exceeded or nearly exceeded, we may be required to continue to perform for some period of time on certain of our U.S. Government contracts even if the U.S. Government is unable to make timely payments. Furthermore, such limits could also potentially delay program/contract start dates or the U.S. Government may issue a stop work order and choose to either resume the work or terminate the contract altogether. Any of these events would likely result in a material adverse effect on our financial position, results of operations and cash flows.

We rely predominantly on sales to U.S. Government entities, and the loss or delay of a significant number of our contracts would have a material adverse effect on our results of operations and cash flows.

Our sales are predominantly derived from contracts (revenue arrangements) with agencies of, and prime system contractors to, the U.S. Government. The loss or delay of all or a substantial portion of our sales to the U.S. Government would have a material adverse effect on our results of operations and cash flows. Approximately 71%, or $8.6 billion, of our sales for the year ended December 31, 2014 were made directly or indirectly to U.S. Government agencies, including 66% to the DoD. Aggregate sales for our five largest contracts

(revenue arrangements) amounted to approximately $1.5 billion, or 12% of our sales for the year ended December 31, 2014. Our largest contract (revenue arrangement) in terms of annual sales for the year ended December 31, 2014 was the Fort Rucker Maintenance Support contract with the U.S. Army Aviation and Missile Life Cycle Management Command (AMCOM), which is included in our Aerospace Systems segment and generated approximately 3.6% of our 2014 sales.

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

The DoD has implemented best practices to the procurement process that are intended to control cost growth throughout the acquisition cycle by developing a competitive strategy for each program. As a result, we have and continue to engage in more frequent negotiations and re-competitions on a cost or price analysis basis with every competitive bid in which we participate. This initiative is organized into seven focus areas: affordability, cost control, productivity incentives and innovation, competition, services acquisition, and improved professionalism. This initiative significantly changed the way the U.S. Government solicits, negotiates and manages its contracts and could result in a reduction in expenditures for the type of products we manufacture for, and services we provide to, the U.S. Government, which could have a material negative impact on our future sales, earnings and cash flows.

In addition, the FY 2013 DoD budget reduced contractor support services and consolidation of enterprise IT systems as part of an effort to achieve another $60 billion of efficiency savings over the five fiscal years FY 2013 through FY 2017. These initiatives primarily affect our businesses within the National Security Solutions reportable segment and Logistics Solutions sector within the Aerospace Systems reportable segment, and could result in the loss of certain of our existing contracts (revenue arrangements) depending on how the DoD implements this initiative.

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

As of December 31, 2014, we had a backlog of funded orders, primarily under contracts with the U.S. Government totaling $10,224 million. As described above, the U.S. Government may unilaterally modify or terminate its contracts with us. Accordingly, most of our backlog could be modified or terminated by the U.S. Government, which would have a material adverse effect on our future sales, results of operations and cash flows.

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

In addition to these risks, we are not permitted to export some of our products and we are required to obtain licenses from U.S. Government agencies to export many of our other products and systems. Failure to receive required licenses would eliminate our ability to sell our products and systems outside the United States.

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

U.S. Government contracts are subject to extensive legal and regulatory requirements, and from time to time agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. As discussed in Note 19 to our audited consolidated financial statements, we are currently cooperating with the U.S. Government on several investigations, including the matters which were the subject of the internal review at our Aerospace Systems segment. Under U.S. Government regulations, an indictment of L-3 by a federal grand jury, or an administrative finding against us as to our present responsibility to be a U.S. Government contractor or subcontractor, could result in us being suspended for a period of time from eligibility for awards of new government contracts or task orders or in a loss of export privileges. A conviction, or an administrative finding against us that satisfies the requisite level of seriousness, could result in debarment from contracting with the federal government for a specific term.

We are subject to the risks of legal proceedings, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects.

At any given time, we are a defendant in various material legal proceedings and litigation matters arising in the ordinary course of business, including litigation, claims and assessments that have been asserted against acquired businesses, which we have assumed. Although we maintain insurance policies, these policies may not be adequate to protect us from all material judgments and expenses related to current or future claims and may not cover the conduct that is the subject of the litigation. Desired levels of insurance may not be available in the future at economical prices or at all. In addition, we believe that while we have valid defenses with respect to legal matters pending against us, the results of litigation can be difficult to predict, including those involving jury trials. Accordingly, our current judgment as to the likelihood of our loss (or our current estimate as to the potential range of loss, if applicable) with respect to any particular litigation matter may be wrong. A significant judgment against us, arising out of any of our current or future legal proceedings and litigation, could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects. For a discussion of material litigation to which we are currently a party, see Note 19 to our audited consolidated financial statements.

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

Goodwill represents the largest asset on our balance sheet, with an aggregate balance of $7,501 million at December 31, 2014. We review goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also review goodwill annually in accordance with the accounting standards for goodwill and intangible assets. The annual impairment test requires us to determine the fair value of our reporting units in comparison to their carrying values. A decline in the estimated fair value of a reporting unit could result in a goodwill impairment, and a related non-cash impairment charge against earnings, if estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit, including its goodwill.

Our annual impairment tests at November 30, 2014 and 2013 did not result in impairments to goodwill. The fair value of four of our reporting units exceeded the carrying value of the net assets of those reporting units by less than 20% at November 30, 2014, the date of our most recent annual impairment assessment. These four reporting units had aggregate goodwill of approximately $2,818 million. The fair value of one of these four reporting units, NSS, exceeded the carrying value of its net assets by 5% at November 30, 2014, and had goodwill of approximately $1,008 million. The estimated fair values of our reporting units could be negatively impacted by potential additional reductions to the DoD budget that impact our programs, including how sequestration cuts will be implemented in FY 2015 and future fiscal year DoD budgets. A decline in the estimated fair value of one or more of our reporting units could potentially trigger goodwill impairment charges and a material adverse effect on our results of operations. See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Goodwill and Identifiable Intangible Assets” for further discussion.

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

	Year Ended December 31,
Contract Type	2014	2013	2012
Fixed-price	71%	71%	71%
Cost-plus fixed fee	15%	15%	14%
Cost-plus award fee	4%	4%	5%
Cost-plus incentive fee	5%	5%	5%
Time-and-material	5%	5%	5%

Total sales	100%	100%	100%

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

Pension expense and funding may fluctuate significantly because of changes in key estimates and assumptions, including discount rates and the assumed long-term rate of return on plan assets, as well as our actual investment returns and regulatory actions, which could negatively impact our results of operations, cash flows and financial condition.

Determining our pension expense requires significant judgment, particularly with respect to our discount rates, the assumed long-term rate of return on plan assets and other actuarial assumptions. If our assumptions change significantly due to changes in economic, legislative, demographic experience and/or circumstances, our pension expense, the funded status of our plans and our cash contributions to such plans would be impacted, which could negatively affect our results of operations, cash flows and financial condition. In addition, differences between our actual investment returns and our assumed long-term rate of return on plan assets could also impact our pension expense, the funded status of our plans and our required cash contributions to the plans. Further, our pension expense and the funded status of our plans, including required cash contributions to the plans, may be impacted by regulatory actions in any given year.

Additionally, pension plan cost recoveries under Cost Accounting Standards (CAS) for our U.S. Government contracts occur in different periods from when pension expense is recognized under accounting principles generally accepted in the U.S. or when cash contributions are made. Although CAS has been revised to better align the minimum required contributions under the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006, with pension plan cost recoveries under CAS, timing differences could have a material adverse effect on our cash flow.

Our business could be negatively impacted by cybersecurity threats and other disruptions.

As a U.S. defense contractor, we face various security threats, including, but not limited to, threats to the physical security of our facilities and employees, cybersecurity threats to our information technology infrastructure and attempts to gain access to our proprietary or classified information as well as the proprietary or classified information of our customers.

Although we utilize various procedures and controls to monitor, deter and mitigate these threats, these procedures and controls may not be sufficient to prevent disruptions in mission critical systems, the unauthorized release of confidential, sensitive or classified information and the corruption of data, systems or networks. Any significant operational delays, or any destruction, manipulation or improper use of our or our customers’ data, information systems or networks could adversely affect our financial results, damage the reputation for our products and services and require significant management attention and expense. In addition, our insurance coverage and/or indemnification arrangements that we enter into, if any, may not be adequate to cover all the costs related to cybersecurity attacks or disruptions resulting from such events.

To date, cyber attacks directed at us have not had a material impact on our financial results. Due to the evolving nature of security threats, however, the impact of any future incident cannot be predicted. The threats we face vary from those common to most industries to more advanced and persistent, highly organized adversaries who target us because we operate in the defense industry and protect national security information. If we are unable to protect sensitive information, our customers or governmental authorities could question the adequacy of our threat mitigation and detection processes and procedures, which could result in us having to spend a significant amount of money to upgrade our networks and systems and could otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

In the current environment, there are also numerous and evolving risks to cybersecurity and privacy, including the use of viruses, worms or other malicious software programs and threats involving criminal hackers, state-sponsored intrusions, terrorist attacks, industrial espionage, employee malfeasance, and human or technological error. As these risks develop and these attacks become more frequent and sophisticated, we may find it necessary to make significant further investments to protect data and infrastructure from cyber and other security attacks.

We must also rely on the safeguards put in place by customers, suppliers, vendors, subcontractors, venture partners or other third parties to minimize the impact of cyber threats, other security threats or business disruptions. These third parties may have varying levels of cybersecurity expertise and safeguards and their relationships with government contractors, such as L-3, may increase the likelihood that they are targeted by the same cyber threats we face. In the event of a breach affecting these third parties, our business and financial results could suffer materially. With respect to our commercial arrangements with these third parties, we have processes designed to require that the third parties and their employees and agents agree to maintain certain standards for the storage, protection and transfer of confidential, personal and proprietary information. However, we remain at risk of a data breach due to the intentional or unintentional non-compliance by a third party’s employee or agent, the breakdown of a third party’s data protection processes, which may not be as sophisticated as ours, or a cyber attack on a third party’s information network and systems.

Our sales to certain international customers expose us to risks associated with operating internationally.

For the year ended December 31, 2014, sales to international customers, excluding our international sales made under FMS agreements directly between the U.S. Government and foreign governments, represented approximately 19% of our consolidated sales. Consequently, our businesses are subject to a variety of risks that are specific to international operations, including the following:

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

Our spin-off of Engility could result in substantial tax liability to us and our shareholders.

We received an Internal Revenue Service (IRS) Ruling stating that L-3 and its shareholders would not recognize any taxable income, gain or loss for U.S. federal income tax purposes as a result of the spin-off of Engility in 2012. In addition, we received an opinion of counsel that the spin-off satisfies certain requirements for tax-free treatment that are not covered in the IRS Ruling; however, an opinion of counsel is not binding on the IRS. Accordingly, the IRS or the courts may reach conclusions with respect to the spin-off that are different from the conclusions reached in the opinion of counsel. Moreover, both the IRS Ruling and the opinion of counsel are based on certain factual statements and representations made by us, which, if incomplete or untrue in any material respect, could invalidate the IRS Ruling or opinion of counsel.

If, notwithstanding receipt of the IRS Ruling and opinion of counsel, the spin-off and certain related transactions were determined to be taxable, then we would be subject to a substantial tax liability. In addition, if the spin-off were taxable, each holder of our common stock who received shares of Engility would generally be treated as having received a taxable distribution of property in an amount equal to the fair market value of the shares of Engility received.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2014, we operated in 384 locations consisting of manufacturing facilities, administration, research and development and other properties throughout the United States and internationally. Of these, we owned 35 locations consisting of approximately 5.5 million square feet and leased space at 349 locations consisting of approximately 14.7 million square feet.

Our reportable segments have major operations at the following locations:

•

Electronic Systems — Phoenix and Tempe, Arizona; Anaheim, San Diego, San Leandro and Sylmar, California; Orlando, Sarasota and St. Petersburg, Florida; Northampton and Wilmington, Massachusetts; Grand Rapids and Muskegon, Michigan; Londonderry, New Hampshire; Budd Lake, New Jersey; Albuquerque, New Mexico; Binghamton, New York; Cincinnati and Mason, Ohio; Tulsa, Oklahoma; Philadelphia and Pittsburgh, Pennsylvania; Arlington, Garland, Grand Prarie and Plano, Texas; Ontario, Canada; Elmenhorst and Hamburg, Germany; Bologna, Italy; and Crawley and Tewkesbury, U.K.

•	Aerospace Systems — Huntsville, Alabama; Crestview, Florida; Madison, Mississippi; Greenville, Rockwall and Waco, Texas; and Quebec, Canada.

•	Communication Systems — San Carlos, San Diego, Simi Valley and Torrance, California; Ayer, Massachusetts; Camden, New Jersey; Hauppauge, New York; Williamsport, Pennsylvania; and Salt Lake City, Utah.

•	NSS — Annapolis, Maryland; and Reston, Virginia.

•	Corporate and other locations — New York, New York; and Arlington, Virginia.

A summary of square footage by reportable segment as of December 31, 2014 is presented below.

	Leased	Owned	Total
	(Square feet in millions)
Electronic Systems	6.2	3.3	9.5
Aerospace Systems	4.5	1.6	6.1
Communication Systems	3.1	0.6	3.7
NSS	0.8	—	0.8
Corporate	0.1	—	0.1

Total	14.7	5.5	20.2

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of L-3 Holdings is traded on the New York Stock Exchange (NYSE) under the symbol “LLL.” On February 18, 2015, the number of holders of L-3 Holdings’ common stock was approximately 28,673. On February 20, 2015 the closing price, as reported by the NYSE, was $132.87 per share.

The table below sets forth the high and low closing price of L-3 Holdings’ common stock as reported on the NYSE and the amount of dividends paid per share during the past two calendar years.

	Dividends Paid		Closing Price (High-Low)
	2014	2013	2014	2013
Common Stock — Dividends Paid and Market Prices
First Quarter	$0.60	$0.55	$ 117.70 — $103.71	$81.21 — $74.86
Second Quarter	0.60	0.55	126.76 — $113.38	87.37 — 80.03
Third Quarter	0.60	0.55	122.85 — $101.39	96.09 — 85.06
Fourth Quarter	0.60	0.55	128.34 — $108.11	107.13 — 91.94

Year Ended December 31	$2.40	$2.20	$ 128.34 — $101.39	$107.13 — $74.86

On February 10, 2015, L-3 Holdings announced that its Board of Directors increased L-3 Holdings’ regular quarterly cash dividend by 8% to $0.65 per share, payable on March 16, 2015, to shareholders of record at the close of business on March 2, 2015. L-3 Holdings relies on dividends received from L-3 Communications to generate the funds necessary to pay dividends on L-3 Holdings’ common stock.

Issuer Purchases of Equity Securities

The following table provides information about repurchases of L-3 Holdings’ common stock made in the quarterly period ended December 31, 2014. Repurchases are made from time to time at management’s discretion in accordance with applicable federal securities laws. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program(1)
				(in millions)
September 27 — October 31, 2014	—	$—	—	$455
November 1 — 30, 2014	1,192,837	120.95	1,192,837	$311
December 1 — 31, 2014	2,129,444	124.43	2,129,444	$1,545

Total	3,322,281	$123.18	3,322,281

(1)

The share repurchases described in the table above were made pursuant to the $1.5 billion share repurchase program authorized by L-3 Holdings’ Board of Directors on February 5, 2013, which authorization expires on June 30, 2015. On December 4, 2014, L-3 Holdings’ Board of Directors approved a new share repurchase program that authorizes L-3 Holdings to repurchase up to an additional $1.5 billion of its common stock through June 30, 2017. At December 31, 2014, $45 million was available under the February 5, 2013 share repurchase program and the full $1.5 billion authorization of the December 4, 2014 share repurchase program was available.

L-3 Holdings repurchased 613,789 shares of its common stock at an average price of $126.99 per share for an aggregate amount of approximately $78 million from January 1, 2015 through February 20, 2015.

The graph below compares the cumulative total returns of our common stock with the cumulative total return of the Standard & Poor’s 500 Composite Stock Index and the Standard & Poor’s 1500 Aerospace & Defense Index, for the period from December 31, 2009 to December 31, 2014. These figures assume that all dividends paid over the performance period were reinvested. On July 17, 2012, we completed the Engility spin-off. Our shareholders received one share of Engility common stock for every six shares of our common stock held on the record date (July 16, 2012). The effect of the spin-off is reflected in the cumulative total return as a reinvested dividend for the year ended December 31, 2012. The figures also assume that the starting value of each index and the investment in our common stock was $100 on December 31, 2009.

We are one of the companies included in the Standard & Poor’s 1500 Aerospace & Defense Index and the Standard & Poor’s 500 Composite Stock Index. The starting point for the measurement of our common stock cumulative total return was our stock price of $86.95 per share on December 31, 2009. The graph is not, and is not intended to be, indicative of future performance of our common stock.

Item 6. Selected Financial Data

The selected financial data presented below is derived from our audited consolidated financial statements and has been adjusted to reflect the spin-off of Engility and related classification of its assets, liabilities, results of operations and cash flows as discontinued operations.

	Year Ended December 31,
	2014(1)	2013	2012	2011(2)	2010
	(in millions, except per share data)
Statement of Operations Data:
Net sales	$12,124	$12,622	$13,107	$13,154	$13,389
Operating income	$1,085	$1,212	$1,308	$1,398	$1,483
Goodwill impairment charge	—	—	—	43	—

Segment operating income	$1,085	$1,212	$1,308	$1,441	$1,483

Operating margin	8.9%	9.6%	10.0%	10.6%	11.1%
Segment operating margin	8.9%	9.6%	10.0%	11.0%	11.1%
Interest expense	$(178)	$(177)	$(184)	$(204)	$(236)

Interest and other income, net	$18	$20	$11	$3	$25
Debt retirement charge	$—	$—	$(13)	$(35)	$(18)
Income from continuing operations before income taxes	$925	$1,055	$1,122	$1,162	$1,254
Provision for income taxes	(248)	(295)	(360)	(296)	(429)

Income from continuing operations	677	760	762	866	825
Income from discontinued operations, net of income tax	—	—	32	104	142

Net income	677	760	794	970	967
Net income attributable to noncontrolling interests	(13)	(9)	(10)	(12)	(11)

Net income attributable to L-3	$664	$751	$784	$958	$956

Earnings per share allocable to L-3 Holdings’ common shareholders:
Basic:
Continuing operations	$7.78	$8.40	$7.85	$8.19	$7.10
Discontinued operations	—	—	0.29	0.97	1.22

Basic earnings per share	$7.78	$8.40	$8.14	$9.16	$8.32

Diluted:
Continuing operations	$7.56	$8.24	$7.74	$8.10	$7.05
Discontinued operations	—	—	0.29	0.95	1.21

Diluted earnings per share	$7.56	$8.24	$8.03	$9.05	$8.26

L-3 Holdings’ weighted average common shares outstanding:
Basic	85.4	89.4	96.3	104.4	114.3

Diluted	87.8	91.1	97.6	105.6	115.1

Cash dividends declared per common share	$2.40	$2.20	$2.00	$1.80	$1.60

(1)

The year ended December 31, 2014 includes a charge of $18 million ($15 million after income taxes, or $0.17 per diluted share) due to a product specifications matter recorded in the Electronic Systems segment.

(2)

The year ended December 31, 2011 includes: (1) a tax benefit of $78 million, or $0.74 per diluted share, related to a net reversal of amounts previously accrued for tax years for which the statutes of limitations have expired, (2) a non-cash goodwill impairment charge of $43 million ($42 million after income taxes, or $0.40 per diluted share), due to a decline in the estimated fair value of our Marine Services business, and (3) $14 million ($8 million after income taxes, or $0.08 per diluted share), related to an impairment charge for long-lived assets at an equity method investment. The goodwill impairment charge, related to our Marine Services business, is included in consolidated operating income, but excluded from segment operating income because the charge was excluded by management for purposes of assessing segment operating performance.

	Year Ended December 31,
	2014	2013	2012	2011	2010
			(in millions)
Balance Sheet Data (at year end):
Working capital(1)	$1,902	$2,060	$1,921	$2,403	$2,156
Total assets	13,836	14,007	13,800	15,520	15,463
Long-term debt	3,939	3,630	3,629	4,125	4,126
Equity	5,360	6,056	5,527	6,733	6,863
Cash Flow Data:
Net cash from operating activities from continuing operations	$1,125	$1,263	$1,231	$1,231	$1,270
Net cash used in investing activities from continuing operations	(229)	(261)	(200)	(199)	(944)
Net cash used in financing activities from continuing operations	(876)	(849)	(1,527)	(1,119)	(917)

(1)	Based on continuing operations and excludes net assets held for sale.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

Internal Review of Aerospace Systems Segment and Related Matters

As disclosed in our 2013 Form 10-K/A filed on October 10, 2014, we conducted an internal review related to instances of misconduct and accounting errors at our Aerospace Systems segment during 2014. The internal review at our Aerospace Systems segment was conducted with the assistance of outside legal and accounting advisors, and was completed in October 2014. As a result of the internal review at our Aerospace Systems segment, we identified and recorded aggregate pre-tax charges as follows: (1) $75 million for 2014, (2) $60 million for 2013, (3) $25 million for 2012, (4) $5 million for 2011, and (5) $4 million for periods prior to 2011.

The adjustments related to the internal review at our Aerospace Systems segment only affected the Platform and Logistics Solutions sector of the Aerospace Systems segment. The cumulative aggregate adjustments attributable to the Logistics Solutions division were approximately $117 million and at Platform Systems were approximately $52 million. The Logistics Solutions division adjustments related to: (1) losses of $69 million with respect to the U.S. Army C-12 fixed-price maintenance and logistics support contract due to cost overruns inappropriately deferred, sales invoices inappropriately prepared, and the failure to timely and accurately perform contract cost estimates at completion and valuation assessments of inventories and receivables, at our Army Sustainment Division, and (2) accounting errors of $48 million related to the valuation of inventories and receivables, and the correction for certain accruals on other logistics support contracts. The Platform Systems adjustments were primarily due to: (1) losses of $37 million on two aircraft modification contracts and two contracts for rotary wing sub-assemblies and parts, and (2) write-offs of deferred costs of $15 million to design and test aerostructures for a new commercial aircraft.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our audited consolidated financial statements, included herein, give effect to the adjustments related to the internal review at our Aerospace Systems segment for all periods presented.

As part of the findings from the internal review at our Aerospace Systems segment, we also identified certain material weaknesses in our internal controls over financial reporting (ICFR) that existed as of December 31, 2013 and that continue to exist as of December 31, 2014. Solely as a result of these material weaknesses, we have concluded that our disclosure controls and procedures and ICFR were not effective as of December 31, 2014. The material weaknesses are further discussed in “Part II – Item 9A – Controls and Procedures.”

L-3’s Business

L-3 is a prime contractor in Intelligence, Surveillance and Reconnaissance (ISR) systems, aircraft sustainment (including modifications, logistics and maintenance), simulation and training, night vision and image intensification equipment, enterprise and mission information technology (IT) solutions and cyber operations. L-3 is also a leading provider of a broad range of communication and electronic systems and products used on military and commercial platforms. Our customers include the United States (U.S.) Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), foreign governments, and domestic and international commercial customers.

We have the following four reportable segments: (1) Electronic Systems, (2) Aerospace Systems, (3) Communication Systems, and (4) National Security Solutions (NSS). Financial information for our segments is included in Note 22 to our audited consolidated financial statements. Electronic Systems provides a broad range of components, products, subsystems, systems, and related services for military and commercial customers in several niche markets across several business areas. These business areas include precision engagement & training, sensor systems, power & propulsion systems, marine systems, aviation products, warrior systems and security & detection systems. Aerospace Systems delivers integrated solutions for the global ISR market and provides modernization, upgrade, sustainment, and maintenance and logistics support for a wide variety of aircraft and ground systems. Communication Systems delivers products and services for the global communications market, specializing in strategic and tactical airborne, space, ground and sea-based communication systems. NSS provides cybersecurity solutions, high-performance computing, enterprise IT services, analytics and intelligence analysis to the DoD, U.S. Government intelligence agencies, federal civilian agencies and foreign governments.

On July 17, 2012, L-3 completed the spin-off of its subsidiary, Engility Holdings, Inc. (Engility) to L-3’s shareholders. As a result of the spin-off, the results of operations and cash flows of the Engility businesses have been classified as discontinued operations for the year ended December 31, 2012. References to financial data are to L-3’s continuing operations, unless specifically noted. See “Spin-off of Engility” within this section for additional information related to Engility and the spin-off.

We generated sales of $12,124 million and $12,622 million for the years ended December 31, 2014 and 2013, respectively, and our primary customer was the DoD. The table below presents a summary of our sales by end customer and the percent contributed by each to our total sales.

	2014 Sales	2014 % of Total Sales	2013 Sales	2013 % of Total Sales
	(in millions)		(in millions)
Air Force	$3,180	26%	$3,393	27%
Army	2,088	17	2,376	19
Navy/Marines	1,646	14	1,794	14
Other Defense	1,047	9	1,026	8

Total DoD	$7,961	66%	$8,589	68%
Other U.S. Government	623	5	597	5

Total U.S. Government	$8,584	71%	$9,186	73%
International (foreign governments)	1,847	15	1,747	14
Commercial — international	1,105	9	1,067	8
Commercial — domestic	588	5	622	5

Total sales	$12,124	100%	$12,622	100%

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

Business Environment

U.S. Government Markets. Sales to U.S. Government customers represented 71% of our 2014 sales, and were primarily to DoD customers, which comprised 66% of our sales. Therefore, our annual sales are generally highly correlated to changes in U.S. Government spending levels, especially DoD budget levels.

The DoD budget peaked in the fiscal year ended September 30, 2010 (FY 2010) at $690 billion and has declined since. The total budget for FY 2014 was $581 billion, which increased slightly compared to the FY 2013 budget due to an increase in the Overseas Contingency Operations (OCO) budget. The FY 2014 base budget remained at $496 billion compared to FY 2013. The total DoD budget for FY 2015 is $560 billion, which decreased by 4% due to a decrease in the OCO budget. The FY 2015 DoD base budget remains flat at $496 billion compared to FY 2014.

The enacted FY 2013 and FY 2014 DoD budgets and the FY 2015 DoD budget, which was fully appropriated by Congress on December 13, 2014, comply with the sequestration cuts required by the Budget Control Act of 2011 (BCA), as amended by The American Taxpayer Relief Act (ATRA) and the Bipartisan Budget Act of 2013 (BBA). ATRA, enacted on January 2, 2013, reduced the sequester cuts to the FY 2013 DoD budget by $9 billion. The BBA, enacted on December 26, 2013, reduced budget sequester cuts to the DoD base budget by approximately $22 billion for FY 2014 and $9 billion for FY 2015 and increased the FY 2014 OCO budget by $6 billion compared to the amount requested by the Obama Administration (“Administration”).

On February 2, 2015, the Administration submitted its FY 2016 DoD Proposed Budget Request (PBR). The total FY 2016 DoD budget request is $585 billion ($534 million base budget, $51 million OCO), a requested increase of 4% compared to the appropriated FY 2015 DoD budget. However, Congress has not approved the FY 2016 budget. The FY 2016 PBR, for the base budget, exceeds the BCA sequestration cut spending caps by $34 billion in FY 2016, $35 billion in FY 2017, $31 billion in FY 2018 and $27 billion in FY 2019. The table below excludes the base budget amounts that exceed the BCA spending caps for FY 2016 to FY 2019.

	DoD Budget (includes Sequestration Cuts/BBA)			Annual Total Budget Change
Fiscal Year (Ending September 30)	Base	OCO	Total
	(in billions)
2011	$528	$159	$687	0%
2012	$530	$115	$645	-6%
2013	$496	$82	$578	-10%
2014	$496	$85	$581	+1%
2015	$496	$64	$560	-4%
2016	$500	$51	$551	-2%
2017	$512	$27	$539	-2%
2018	$525	$27	$552	+2%
2019	$537	$27	$564	+2%

While we believe that L-3 is well positioned to benefit from several of the DoD’s focus areas, the decline in the DoD budgets in 2015 and the potential decline in the FY 2016 budget, depending on if Congress provides relief from sequestration cuts, will generally pressure and possibly reduce funding for some of our contracts, which could reduce our sales and operating income and negatively impact our results of operations and cash flows. Uncertainty continues to exist, even with the passage of the BBA, regarding how sequestration cuts will be implemented in DoD budgets for FY 2016 and beyond and what challenges this may present for the defense industry, including L-3, our customers and suppliers. Furthermore, while members of Congress and the Administration continue to discuss various options to address sequestration and the U.S. Government’s overall fiscal challenges, we cannot predict the outcome of these efforts. We do not believe the FY 2015 sequester cuts to the DoD budget will have a significant negative impact on our results of operations or cash flows for the year ending December 31, 2015. However, depending on how future sequestration cuts are implemented, we believe that sequestration could have a material, negative impact on our results of operations and cash flows in the future. In addition, declining DoD budgets due to sequestration or other reductions could also potentially trigger non-cash goodwill impairment charges depending on how these reductions impact each of our reporting units. See Critical Accounting Policies – Goodwill and Identifiable Intangible Assets within this section.

International and Commercial Markets. Sales to end customers other than the U.S. Government represented 29% of our 2014 sales and we expect those sales to represent 32% of our consolidated 2015 sales, including 4% for L-3 MSI, which we expect to divest in the second quarter of 2015. These sales are generally affected by international government security and military priorities, as well as the fiscal situations of our international government end customers, global economic conditions for our commercial end markets and our competitive success in winning new business and increasing market share.

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

Sales Trends. For the year ended December 31, 2014, consolidated net sales of $12,124 million declined by 4%, comprised of an organic sales decline of 5%, partially offset by net sales from business acquisitions of 1%, compared to the year ended December 31, 2013. Our average annual sales declined for the five years ended December 31, 2014 by 2% as average annual organic sales declined by approximately 3% and average annual sales growth from business acquisitions, net of divestitures, was approximately 1%. See “Results of Operations,” including segment results below for further discussion of sales.

For the years ended December 31, 2014, 2013, and 2012, our largest contract (revenue arrangement) in terms of annual sales was the Fort Rucker Maintenance Support contract with the U.S. Army Aviation and Missile Life Cycle Management Command (AMCOM), which is included in our Aerospace Systems segment. Under this contract, which generated approximately 4% of our 2014, 2013 and 2012 sales, we provide maintenance, logistics and other related sustainment support services for rotary wing aircraft assigned to Fort Rucker and satellite units in Alabama. Our period of performance, including unexercised annual options, continues through September 30, 2017.

We derived approximately 66% of our 2014 sales from DoD customers and, as a result, our sales are highly correlated to DoD budget levels. DoD budgets are a function of several factors and uncertainties beyond our control, including, but not limited to, changes in U.S. procurement policies, budget considerations, current and future economic conditions, presidential administration priorities, U.S. military engagements, changing national security and defense requirements, geo-political developments, actual fiscal year congressional appropriations for defense budgets, and sequestration and other DoD budget reductions. Any of these factors could result in a significant increase, decrease or redirection of DoD budgets and impact L-3’s future results of operations, including our sales and operating income growth rates. Additionally, L-3’s future results of operations will be affected by our ability to retain our existing business, including our revenue arrangements with DoD customers, and to successfully re-compete for existing business and compete for new business, which largely depends on: (1) our successful performance on existing contracts, (2) the effectiveness and innovation of our technologies and research and development activities, (3) our ability to offer better program performance than our competitors at an affordable cost, and (4) our ability to retain our employees and hire new ones, particularly those employees who have U.S. Government security clearances. We expect our 2015 consolidated sales to decline by approximately 2% compared to 2014, primarily due to the declines in DoD budgets.

Segment Operating Income Trends. For the year ended December 31, 2014, our segment operating income was $1,085 million, a decrease of 10% from $1,212 million for the year ended December 31, 2013. Our segment operating income as a percentage of sales (segment operating margin) was 8.9% for the year ended December 31, 2014, a decrease of 70 basis points from 9.6% for the year ended December 31, 2013. See “Results of Operations,” including segment results below for a discussion of operating margin.

Our effective management of labor, material, subcontractor and other direct costs is an important element of cost control and favorable contract performance. We believe that proactively re-sizing our businesses to their anticipated sales, combined with continuous cost improvement will enable us to increase our cost competitiveness. While we continue to undertake cost management actions, such as reducing our indirect costs, resizing select business units, and improving our productivity and contract performance in an effort to maintain or even increase operating margin, these efforts may not be successful and may be partially or fully offset by other cost increases. Although we expect our 2015 annual consolidated operating margin to increase as compared to 2014, changes in the competitive environment and DoD procurement practices, reductions to the DoD budget, lower consolidated sales and changes in annual pension expense, including related assumptions such as the benefit obligation discount rates could result in lower operating margin. Furthermore, select business acquisitions and new business, including contract renewals and new contracts, could have lower future operating margins compared to L-3’s operating margins on existing contracts.

Other Events

Held for Sale. On December 16, 2014, we entered into a definitive agreement with Wärtsilä Corporation to sell our Marine Systems International (L-3 MSI) business for a base purchase price of €285 million, subject to customary adjustments and an estimated reduction of €60 million for L-3 MSI employee pension-related liabilities to be assumed by Wärtsilä Corporation. L-3 MSI is a sector within our Electronic Systems segment, primarily selling to the commercial shipbuilding industry. L-3 MSI is a turnkey supplier of complete electrical systems, as well as integrated navigation, automation, communications and power and propulsion systems for all types of ships, including cruise liners, ferries and offshore and specialty vessels. The transaction is anticipated to be completed in the second quarter of 2015, subject to customary closing conditions and regulatory approvals.

The pending divestiture of L-3 MSI is accounted for in accordance with Accounting Standards Update (ASU) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Accordingly, we classified L-3 MSI’s assets and liabilities as held for sale in our audited consolidated balance sheet at December 31, 2014. Also, in accordance with ASU 2014-08, L-3 MSI’s results of operations are included in income from continuing operations for all periods presented and are not classified within discontinued operations. See Note 4 to our audited consolidated financial statements for the major assets and liabilities included in held for sale relating to L-3 MSI at December 31, 2014.

We estimated a pre-tax gain of approximately $20 million as of December 31, 2014 in connection with the sale of L-3 MSI based on the U.S. dollar equivalent of the estimated sales proceeds of $350 million and the amounts that would be de-recognized from L-3’s consolidated balance sheet. The actual gain or loss to be recognized upon the sale of L-3 MSI is subject to change primarily based on fluctuations in Euro to U.S. dollar currency exchange rates. For every 1% change in the Euro to U.S. dollar currency exchange rate compared to the same currency exchange rate at December 31, 2014, which was 1.215 U.S. dollars to 1 Euro, the U.S. dollar equivalent proceeds and pre-tax gain on sale would change by approximately $4 million. Based on the currency exchange rate of 1.14 U.S. dollars to 1 Euro at February 20, 2015, we would expect to realize a pre-tax loss of approximately $3 million on the sale of L-3 MSI.

The accounting standards for long-lived assets to be disposed of by sale require that we measure assets and liabilities of a disposal group, classified as held for sale, at the lower of its carrying amount or fair value less costs to sell, at the end of each reporting period. At December 31, 2014, the fair value of the L-3 MSI disposal group exceeded its carrying value and no adjustment to carrying value was required. At the end of each future reporting period, we will adjust the carrying value of the L-3 MSI disposal group to the lower of its carrying amount or fair value less cost to sell, with any losses recognized through cost of sales. We may recognize a gain in subsequent periods not to exceed the cumulative losses previously recognized if the fair value of the L-3 MSI disposal group subsequently recovers. We will recognize any unrealized gains of the L-3 MSI disposal group upon completion of the L-3 MSI divestiture.

Debt Repurchases, Issuances and Redemptions. On May 28, 2014, L-3 Communications issued $350 million in principal amount of 1.50% Senior Notes that mature on May 28, 2017 (2017 Senior Notes) and $650 million in principal amount of 3.95% Senior Notes that mature on May 28, 2024 (2024 Senior Notes). The 2017 Senior Notes and 2024 Senior Notes (together referred to as the “Senior Notes”) were issued at a bond discount of $1 million and $3 million, respectively. The net cash proceeds of $988 million from this Senior Notes offering were used primarily to fund the retirement of our 3% Convertible Contingent Debt Securities (CODES) as discussed below. The remaining net proceeds were used for general corporate purposes.

On May 13, 2014, L-3 Holdings called for the full redemption of all of its outstanding CODES effective on June 2, 2014. The conversion value of CODES of $935 million was calculated in accordance with the indenture governing the CODES. L-3 Holdings settled the entire conversion value with respect to converted CODES in cash. As of June 20, 2014, the CODES have been retired. As a result of the conversion, we recorded a reduction to shareholders’ equity of $161 million, related to the excess conversion value over the fair value of the debt component of the CODES, net of deferred tax liability.

On July 26, 2012, (the redemption date), L-3 Communications used a portion of the proceeds received in connection with the spin-off of Engility to redeem $250 million of L-3 Communications’ 6 3/8% Senior Subordinated Notes due 2015 (6 3/8% 2015 Notes) at a redemption price of 102.125%, plus accrued and unpaid interest, up to but not including the redemption date. In connection with the redemption of the 6 3/8% 2015 Notes, we recorded a debt retirement charge of $8 million ($5 million after income tax, or $0.05 per diluted share).

On October 15, 2012 (the redemption date), L-3 Communications redeemed the remaining outstanding $250 million of its 6 3/8% 2015 Notes at a redemption price of 101.063%, plus accrued and unpaid interest, up to but not including the redemption date. In connection with the redemption, we recorded a debt retirement charge of approximately $5 million ($3 million after income tax, or $0.03 per diluted share).

Spin-off of Engility. On July 17, 2012, L-3 completed the spin-off of its subsidiary, Engility, to L-3’s shareholders (the spin-off). The spin-off was a tax-free distribution to L-3 shareholders for U.S. federal tax purposes, except for cash received by shareholders in lieu of fractional shares. L-3 shareholders of record on July 16, 2012 (the record date) received one share of Engility common stock for every six shares of L-3 common stock held on the record date. Engility began trading as an independent publicly traded company on the New York Stock Exchange on July 18, 2012.

In connection with the spin-off, Engility made a cash distribution of $335 million to L-3. We used a portion of the proceeds to redeem $250 million of our 6 3/8% 2015 Notes on July 26, 2012 and the remaining proceeds were used primarily to repurchase outstanding shares of our common stock. There was no gain or loss recognized by us as a result of the spin-off transaction.

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

As a result of the spin-off, the results of operations and cash flows of the Engility businesses have been classified as discontinued operations for all periods presented. We incurred transaction expenses in connection with the spin-off of $19 million ($14 million after income taxes) for the year ended December 31, 2012 which have been included in discontinued operations. In addition, we allocated interest expense for debt not directly attributable or related to L-3’s other operations of $14 million to discontinued operations for the year ended December 31, 2012. Interest expense was allocated in accordance with the accounting standards for discontinued operations and was based on the ratio of Engility’s net assets to the sum of: (1) total L-3 consolidated net assets and (2) L-3 consolidated total debt.

Engility’s statement of operations data, which has been classified as discontinued operations, is provided in the table below. See Note 4 to the audited consolidated financial statements for additional information.

January 1 to July 17, 2012
(in millions)
Product and service revenues	$911

Operating income from discontinued operations before income tax	68
Interest expense allocated to discontinued operations	(14)

Income from discontinued operations before income tax	$54
Income tax expense	(22)

Income from discontinued operations, net of income tax	$32
Net income from discontinued operations attributable to noncontrolling interests	(4)

Net income from discontinued operations attributable to L-3	$28

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

Acquisitions. The table below summarizes the acquisitions that we have completed during the years ended December 31, 2012, 2013, and 2014 referred to herein as business acquisitions. See Note 4 to our audited consolidated financial statements for further information regarding our business acquisitions. During the year ended December 31, 2014, we used net cash of $57 million for business acquisitions.

Business Acquisitions	Date Acquired	Segment	Purchase Price(1)
			(in millions)
2012
L-3 KEO	February 6, 2012	Electronic Systems	$205
MAVCO, Inc.	April 13, 2012	Electronic Systems	10
Link Simulation & Training U.K. Limited	August 6, 2012	Electronic Systems	134(2)

Total 2012			$349

2013
Mustang Technology Group, L.P. (Mustang)	December 19, 2013	Electronic Systems	$54

Total 2013			$54

2014
Data Tactics Corporation (L-3 Data Tactics)	March 4, 2014	NSS	$57

Total 2014			$57

(1)	The purchase price represents the contractual consideration for the acquired business, excluding adjustments for net cash acquired and acquisition transaction costs.
(2)

Excludes additional purchase price of $6 million for a final net working capital adjustment. See Note 4 to our audited consolidated financial statements for additional information on the final net working capital adjustment.

All of our business acquisitions are included in our consolidated results of operations from their dates of acquisition. We regularly evaluate potential business acquisitions. On January 21, 2015, we acquired the assets of Miteq, Inc. (Miteq) for a purchase price of $41 million, which was financed with cash on hand. Miteq was combined with our Narda Microwave-East business and the new organization was re-named L-3 Narda-Miteq. Miteq offers a broad product line of active and passive radio frequency (RF) microwave components and low-power satellite communications (SATCOM) products for space and military applications that complement the existing Narda Microwave East product line. The combined L-3 Narda-Miteq business will provide products for the DoD, other U.S. Government agencies, prime contractors and commercial customers.

Held for Sale. We regularly evaluate potential business divestitures. On December 16, 2014, we entered into a definitive agreement with Wärtsilä Corporation to sell our Marine Systems International business. See “Other Events—Held for Sale” above for further discussion of the pending sale and impact on our audited consolidated financial statements.

Spin-off of Engility. On July 17, 2012, we completed the spin-off of our subsidiary, Engility Holdings, Inc. See “Spin-off of Engility” within this section for further discussion of the spin-off, distribution of proceeds and impact on our financial results.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to our audited consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and cost of sales during the reporting period. The most significant of these estimates and assumptions relate to contract revenue, profit and loss recognition, fair values of assets acquired and liabilities assumed in business combinations, market values for inventories reported at lower of cost or market, pension and post-retirement benefit obligations, stock-based employee compensation expense, income taxes, including the valuations of deferred tax assets, litigation reserves and environmental obligations, accrued product warranty costs and the recoverability, useful lives and valuation of recorded amounts of long-lived assets, identifiable intangible assets and goodwill. Changes in estimates are reflected in the period during which they become known. Actual amounts will differ from these estimates and could differ materially. We believe that our critical accounting estimates have the following attributes: (1) we are required to make assumptions about matters that are uncertain and require judgment at the time of the estimate, (2) use of reasonably different assumptions could have changed our estimates, particularly with respect to estimates of contract revenues and costs, and recoverability of assets, and (3) changes in the estimate could have a material effect on our financial condition or results of operations. We believe the following critical accounting policies contain the more significant judgments and estimates used in the preparation of our financial statements.

Contract Revenue Recognition and Contract Estimates. Approximately 46% of our consolidated net sales are generated from contracts (revenue arrangements) that require us to design, develop, manufacture, modify, upgrade, test and integrate complex aerospace and electronic equipment, and to provide related engineering and technical services according to the buyer’s specifications. These revenue arrangements or contracts are generally fixed-price, cost-plus, or time-and-material type and are covered by accounting standards for construction-type and production-type contracts and federal government contractors. Substantially all of our cost-plus type and time-and-material type contracts are with the U.S. Government, primarily the DoD. Certain of our contracts with the U.S. Government are multi-year contracts that are funded annually by the customer, and sales on these multi-year contracts are based on amounts appropriated (funded) by the U.S. Government. Our remaining sales are accounted for in accordance with accounting standards for revenue arrangements with commercial customers.

Sales and profits on fixed-price type contracts that are covered by accounting standards for construction-type and production-type contracts and federal government contractors are substantially recognized using percentage-of-completion (POC) methods of accounting. Sales on such contracts represent approximately 40% of our consolidated net sales. Sales and profits on fixed-price production contracts under which units are produced and delivered in a continuous or sequential process are recorded as units are delivered based on their contractual selling prices (the “units-of-delivery” method). Sales and profits on each fixed-price production contract under which units are not produced and delivered in a continuous or sequential process, or under which a relatively few number of units are produced, are recorded based on the ratio of actual cumulative costs incurred to total estimated costs at completion of the contract multiplied by the total estimated contract revenue, less cumulative sales recognized in prior periods (the “cost-to-cost” method). Under both POC methods of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year.

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

Adjustments to estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in profit (loss) estimates for all types of contracts subject to percentage-of-completion accounting are recognized on a cumulative catch-up basis in the period in which the revisions are made. Amounts representing contract change orders or claims are included in sales only when they can be reliably estimated and their realization is reasonably assured. The revisions in contract estimates, if significant, can materially affect our results of operations and cash flows, as well as reduce the valuations of receivables and inventories, and, in some cases, result in liabilities to complete contracts in a loss position. Aggregate net changes in contract estimates increased operating income by $66 million, or 6%, for the year ended December 31, 2014, $114 million, or 9%, for the year ended December 31, 2013, and $72 million, or 6%, for the year ended December 31, 2012.

Sales and profits on cost-plus type contracts that are covered by accounting standards for government contractors are recognized as allowable costs are incurred on the contract, at an amount equal to the allowable costs plus the estimated profit on those costs. Sales on such contracts represent approximately 6% of our consolidated net sales. The estimated profit on a cost-plus contract is fixed or variable based on the contractual fee arrangement. Incentive and award fees are our primary variable fee contractual arrangement. Incentive and award fees on cost-plus type contracts are included as an element of total estimated contract revenues and recorded to sales when a basis exists for the reasonable prediction of performance in relation to established contractual targets and we are able to make reasonably dependable estimates for them. Sales and profits on time-and-material type contracts are recognized on the basis of direct labor hours expended multiplied by the contractual fixed rate per hour, plus the actual costs of material and other direct non-labor costs. On a time-and-material type contract, the fixed hourly rates include amounts for the cost of direct labor, indirect contract costs and profit. Cost-plus type or time-and-material type contracts generally contain less estimation risks than fixed-price type contracts.

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

Sales and cost of sales in connection with contracts to provide services to the U.S. Government that contain collection risk because the contracts are incrementally funded and subject to the availability of funds appropriated, are deferred until the contract modification is obtained, indicating that adequate funds are available to the contract or task order.

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

Generally, the largest separately identifiable intangible asset from the businesses that we acquire is the value of their assembled workforces, which includes the human capital of the management, administrative, marketing and business development, scientific, engineering and technical employees of the acquired businesses. The success of our businesses, including their ability to retain existing business (revenue arrangements) and to successfully compete for and win new business (revenue arrangements), is primarily dependent on the management, marketing and business development, contracting, engineering and technical skills and knowledge of our employees, rather than on productive capital (plant and equipment, and technology and intellectual property). Additionally, for a significant portion of our businesses, our ability to attract and retain employees who have U.S. Government security clearances, particularly those with top-secret and above clearances, is critical to our success, and is often a prerequisite for retaining existing revenue arrangements and pursuing new ones. Generally, patents, trademarks and licenses are not material for our acquired businesses. Furthermore, our U.S. Government contracts (revenue arrangements) generally permit other companies to use our patents in most domestic work performed by such other companies for the U.S. Government. Therefore, because intangible assets for assembled workforces are part of goodwill, the substantial majority of the intangible assets for our acquired business acquisitions are recognized as goodwill. Additionally, the value assigned to goodwill for our business acquisitions also includes the value that we expect to realize from cost reduction measures that we implement for our acquired businesses. Goodwill equals the amount of the purchase price of the business acquired in excess of the sum of the fair value of identifiable acquired assets, both tangible and intangible, less the fair value of liabilities assumed. At December 31, 2014, we had goodwill of $7,501 million and identifiable intangible assets of $243 million.

The most significant identifiable intangible asset that is separately recognized in accordance with U.S. GAAP for our business acquisitions is customer contractual relationships. All of our customer relationships are established through written customer contracts (revenue arrangements). The fair value for customer contractual relationships is determined, as of the date of acquisition, based on estimates and judgments regarding expectations for the estimated future after-tax earnings and cash flows (including cash flows from working capital) arising from the follow-on sales on contract (revenue arrangement) renewals expected from customer contractual relationships over their estimated lives, including the probability of expected future contract renewals and sales, less a contributory asset charge, all of which is discounted to present value. All identifiable intangible assets are amortized over their estimated useful lives as the economic benefits are consumed. We review customer contractual relationships for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with the accounting standards for long-lived assets. If any such event or change in circumstances occurs, and, if our revised estimates of future after-tax cash flows are significantly lower than our estimates at the date we acquired the customer contractual relationships, we may be required to record an impairment charge to write-down these intangible assets to their realizable values. We also review and update our estimates of the duration of our customer contractual relationships, at least annually. If such estimates indicate that the duration of our customer contractual relationships has decreased compared to the estimates made as of the date we acquired these intangible assets, then we accelerate the amortization period for our customer contractual relationships over their remaining useful lives.

We review goodwill for impairment annually as of November 30 and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The accounting standards for goodwill allow for the assessment of qualitative factors, such as macroeconomic conditions, industry and market conditions and entity relevant events or circumstances to determine whether it is more likely or not that the fair value of a reporting unit is less than its carrying amount. L-3 did not utilize a qualitative assessment approach for the November 30, 2014 goodwill impairment test, as we chose instead to complete the quantitative two-step testing process for each reporting unit.

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

L-3 had 12 reporting units at December 31, 2014 (and at November 30, 2014 when our annual goodwill impairment assessment was completed) compared to 13 reporting units at December 31, 2013. The reduction in the number of our reporting units was due to a realignment of L-3’s business segments during the quarter ended March 28, 2014, and due to other changes in L-3’s management and reporting structure during 2014. Six reporting units were consolidated into three reporting units, and two reporting units were separated into four. The reporting units that were consolidated consisted of the (1) Communication Systems and Microwave Products reporting units, (2) Precision Engagement and Training & Simulation reporting units, and (3) Marine & Power Systems and Space & Propulsion reporting units. The Marine Systems International reporting unit was separated from the Marine & Power Systems reporting unit, and the Tactical Satellite Communications reporting unit was separated from the Communication Systems reporting unit. The reporting units that were consolidated had fair values in excess of their carrying values at the time of the realignments and the related goodwill for each was reallocated and reassigned in the current reporting unit.

L-3’s aggregate balance of goodwill decreased by $295 million to $7,501 million at December 31, 2014 from $7,796 million at December 31, 2013 due to a $231 million reclassification of goodwill to assets held for sale, $99 million for foreign currency translation adjustments and $1 million related to a business disposition, partially offset by an increase of $36 million for business acquisitions. The table below presents the number of reporting units and the associated goodwill at December 31, 2014 for each of our reportable segments.

Reportable Segment	Number of Reporting Units	Aggregate Goodwill
		(in millions)
Electronic Systems	7	$3,773
Aerospace Systems	2	1,730
Communication Systems	2	992
NSS	1	1,006

Total	12	$7,501

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

The more significant assumptions used in our DCF valuations to determine the fair values of our reporting units in connection with the goodwill valuation assessment at November 30, 2014 were: (1) detailed three-year cash flow projections for each of our reporting units, (2) the expected long-term cash flow growth rates for each of our reporting units (commonly known as Terminal Growth Rates), which approximate the expected long-term nominal growth rate for the U.S. DoD budget, U.S. economy and the respective industries in which the reporting units operate, expected inflation rates, and specific circumstances for each reporting unit, including contracts or programs ending and expected new business, and (3) risk adjusted discount rates, which represent the weighted average cost of capital (WACC) for each reporting unit and include the estimated risk-free rate of return that is used to discount future cash flow projections to their present values. There were no changes to the underlying methods used in 2014 as compared to the prior year DCF valuations of our reporting units.

Each reporting unit WACC was comprised of: (1) an estimated required rate of return on equity, based on publicly traded companies with business and economic risk characteristics comparable to each of L-3’s reporting units (Market Participants), including a risk free rate of return of 2.62% on the 20 year U.S. Treasury Bond as of December 1, 2014 (3.82% as of November 30, 2013) and an equity risk premium of 6% (5% as of November 30, 2013), and (2) an after-tax rate of return on Market Participants’ debt, which was derived from a selected Corporate bond index having a Baa debt rating, consistent with the credit rating of the Market Participants. Each of the estimated required rate of return on equity and the after-tax rate of return on Market Participants’ debt is weighted by the relative market value percentages of the Market Participants’ equity and debt. The WACC assumptions for each reporting unit are based on a number of market inputs that are outside of our control and are updated annually to reflect changes to such market inputs as of the date of our annual goodwill impairment assessments, including changes to: (1) the estimated required rate of return on equity based on historical returns on common stock securities of Market Participants and the Standard & Poor’s 500 Index over the prior five-year period, (2) the risk free rate of return based on the prevailing market yield on the 20 year U.S. Treasury Bond, (3) the rate of return on Corporate bonds having a debt rating consistent with the credit rating of the Market Participants, and (4) the relative market value percentages of Market Participants’ equity and debt.

The table below presents the weighted average risk adjusted discount rate assumptions in WACC, used in our DCF valuation for each of our reportable segments for our goodwill impairment assessments at November 30, 2014 and 2013.

	WACC
Reportable Segments	2014	2013
Electronic Systems(1)	7.01%	7.57%
Aerospace Systems(2)	6.83%	7.42%
Communication Systems(3)	6.90%	7.57%
NSS	7.35%	8.09%

(1)

The weighted average risk adjusted discount rate in WACC for the Electronic Systems reportable segment is comprised of separate discount rates for each reporting unit within the segment that range from 6.71% to 8.37% for 2014 and 7.42% to 8.03% for 2013.

(2)

The weighted average risk adjusted discount rate in WACC for the Aerospace Systems reportable segment is comprised of separate discount rates for each reporting unit within the segment that range from 6.71% to 7.35% for 2014. Both reporting units within the Aerospace Systems reportable segment used the risk adjusted discount rate in WACC as presented in the table above for 2013.

(3)

The weighted average risk adjusted discount rate in WACC for the Communication Systems reportable segment is comprised of separate discount rates for each reporting unit within the segment that range from 6.71% to 6.93% for 2014.

As presented in the table below, L-3’s historical three-year average annual cash flow growth rates for 2014, 2013 and 2012 for our reportable segments ranged from a negative 29% to a positive 29%. The annual cash flows generated by each of our reporting units varies from year to year, and, therefore, the annual cash flow growth rates do not result in linear trends, due to a number of factors, including, but not limited to: (1) variability of annual sales volume and sales growth rates, (2) increases and decreases in working capital, including customer advance payments and billings on multi-year contracts (revenue arrangements) with long-term performance periods (exceeding one year), (3) the timing of invoicing and cash collections between fiscal years from receivables due from customers on multi-year contracts (revenue arrangements), (4) the timing of increases and decreases of select inventories procured and produced in anticipation of future product sales, which frequently overlap the ending and beginning of fiscal years, (5) the timing of the receipt of award fee and incentive fee payments from customers on contracts (revenue arrangements), (6) variability in annual cash outlays for research and development costs, (7) changes in cash outlays for capital expenditures for property, plant and equipment, and (8) increases in annual sales and costs and expense volumes of a reporting unit resulting from business acquisitions. As a result of the factors discussed above and the varying sizes of our reporting units, the annual cash flow levels and growth rates at the reporting unit level tend to fluctuate significantly from year to year.

The 2014 cash flow amount and the cash flow growth rate for each of the last three years for each of our segments are presented in the following table.

Reportable Segment	Estimated 2014 Cash Flow(1)	Estimated Average Annual Cash Flow Growth Rate(1)
	(in millions)	2014	2013	2012	3 Yr. Average
Electronic Systems(2)	$436	6%	(7)%	2%	— %
Aerospace Systems(3)	$287	(33)%	4%	3%	(9)%
Communication Systems(4)	$315	74%	(8)%	21%	29%
NSS(5)	$42	(57)%	(43)%	12%	(29)%

(1)	Reportable segment estimated cash flow excludes interest payments on debt and other corporate cash flows.

(2)

The increase in 2014 cash flows for Electronic Systems was primarily due to a decrease in tax payments as a result of a lower effective income tax rate, as well as lower working capital requirements at Warrior Systems and Security & Detection Systems, partially offset by an increase in working capital for Marine Systems International primarily for contracts in process that are billed based on performance milestones. The decrease in 2013 cash flows was primarily due to lower operating income compared to 2012 and liquidations of advance payments for Sensor Systems. The increase in 2012 cash flows was primarily due to increases in working capital at Sensor Systems and Warrior Systems in 2011 that did not recur in 2012, partially offset by lower operating income compared to 2011 for Power & Propulsion Systems and Marine Systems International.

(3)

The decrease in 2014 cash flows for Aerospace Systems was due to lower operating income compared to 2013 at Logistics Solutions and Platforms Systems, partially offset by a decrease in tax payments as a result of a lower effective tax rate. The increase in 2013 cash flows was due to small ISR aircraft sales to the DoD. The increase in 2012 cash flows was due to higher operating income and an increase in advance payments, partially offset by an increase in tax payments.

(4)

The increase in 2014 cash flows for Communication Systems was due to lower working capital requirements and capital expenditures, as well as higher operating income and a decrease in tax payments as a result of a lower effective income tax rate. The decrease in 2013 cash flows was due to lower operating income, partially offset by lower capital expenditures. The increase in 2012 cash flows was primarily due to the timing of billings and cash receipts and an increase in advance payments.

(5)

The decrease in 2014 cash flows for NSS was primarily due to lower sales and operating income, as well as a use of cash for trade accounts payable. The decrease in 2013 cash flows was primarily due to 2012 cash inflows that did not recur, including collections of billed receivables and customer advance payments. The increase in 2012 cash flows was primarily due to lower working capital requirements.

We consistently consider several factors to determine expected future annual cash flows for our reporting units, including, historical multi-year average cash flow trends by reporting unit and the expected future cash flow growth rates for each of our reporting units primarily based on our estimates of future sales, operating income, and working capital changes. Furthermore, the substantial majority of our reporting units are primarily dependent upon the DoD budget and spending. Sales from DoD customers generate a significant portion of our annual sales and have historically represented approximately 65% or more of our total sales. Accordingly, to determine expected future annual cash flows for our reporting units we also consider: (1) the DoD budget and spending priorities, (2) expansion into new markets, (3) changing conditions in existing markets for our products, system, and services, (4) possible termination of certain government contracts, (5) expected success in new business competitions and re-competitions on existing business, and (6) anticipated operating margins and working capital requirements, which vary significantly depending on the stage of completion (early, mature, ending) of contracts (revenue arrangements). We closely monitor changes in these factors and their impact on the expected cash flow of our reporting units. In addition to these factors that were relevant and specific to each of our reporting units, our goodwill impairment assessments as of November 30, 2014 assumed a flat DoD base budget in FY 2015, 1% growth in the base budget in FY 2016 and 2% nominal growth in the base budget beginning with FY 2017, consistent with our discussion of the business environment.

Additionally, our actual cash flows may be higher than our projections and the DCF valuation does not reflect actions that we may take to increase the profitability and cash flows of our reporting units, including our four reporting units with fair value cushions of less than 20% in the second table below. Actions we may take include consolidating and streamlining select business operations, creating future synergies with other L-3 businesses, or pursuing incremental targeted growth opportunities. Additionally, the DCF valuations do not assume future business acquisitions or divestitures.

The table below presents the estimated: (1) 2015 cash flow amount, (2) average annual cash flow growth rates for 2015 – 2017, and (3) weighted average annual cash flow growth rates after 2017 for each of our reportable segments.

Reportable Segment	Estimated 2015 Cash Flow(1)	Estimated Average Annual Cash Flow Growth Rates(1)
	(in millions)	3 Yr. Average 2015 – 2017	2018-2019	After 2019 Terminal Growth Rate
Electronic Systems(2)	$304(2)	1%	2%	2%
Aerospace Systems(3)	$260(3)	(4)%	2%	2%
Communications Systems(4)	$173(4)	(21)%	2%	2%
NSS(5)	$64(5)	17%	2%	2%

(1)	Reportable segment estimated cash flow excludes interest payments on a debt and other corporate cash flows.

(2)

Electronic Systems projected cash flow is expected to decrease by $132 million from $436 million in 2014 to $304 million in 2015. The decrease is primarily due to an increase in forecasted tax payments as a result of a higher effective tax rate, lower sales and operating income and higher working capital requirements at Power & Propulsion Systems, and higher working capital requirements at Precision Engagement & Training.

(3)

Aerospace Systems projected cash flow is expected to decrease by $27 million from $287 million in 2014 to $260 million in 2015. The decrease is primarily due to an increase in forecasted tax payments as a result of a higher effective tax rate and higher capital expenditures, partially offset by higher expected operating income in 2015.

(4)

Communications Systems projected cash flow is expected to decrease by $142 million from $315 million in 2014 to $173 million in 2015. The decrease is primarily due to an increase in forecasted tax payments as a result of a higher effective tax rate and working capital improvements at Broadband Communication Systems in 2014 that are not expected to recur.

(5)

NSS projected cash flow is expected to increase by $22 million from $42 million in 2014 to $64 million in 2015. The expected increase is primarily due to higher expected operating income in 2015 and a use of cash for trade accounts payable in 2014, that is not expected to recur. This increase is expected to be partially offset by an increase in forecasted tax payments as a result of a higher effective tax rate.

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

As discussed above, the more significant assumptions used in our DCF valuations for each of our reporting units were detailed three-year undiscounted cash flow projections, risk adjusted discount rates, or WACC, used to discount the cash flow projections to their present value and expected Terminal Growth Rates. The current year (2015-2017) consolidated three-year undiscounted cash flow projections declined 7% compared to the prior year (2014-2016), with the changes by each reporting unit ranging from a decline of 35% to an increase of 18%. The risk adjusted discount rate, or WACC, decreased by an average of 60 basis points compared to the prior year valuations primarily due to a decrease of approximately 120 basis points in the risk free rate of return, partially offset by an increase in the estimated required rate of return on equity related to a 100 basis point increase in the assumed equity risk premium. The expected Terminal Growth Rates utilized in the current year valuations were consistent with those utilized in the prior year valuations, except for the commercial aviation reporting unit, which increased from 2% in the prior year valuation to 3% in the current year valuation due to higher expected growth in the commercial aviation market. The expected Terminal Growth rates for L-3’s other reporting units remained at 2% in the current year valuations due to a continued improved outlook for DoD budgets and a return to a nominal annual growth rate of 2% by FY 2017.

We evaluated the sensitivity of the DCF fair value estimates for each reporting unit, which were used for our goodwill impairment assessment, by separately assessing the impact on the estimated fair value of each reporting unit by: (1) increasing the risk adjusted discount rate (WACC) by 50 basis points, or (2) reducing the Terminal Growth Rate by 50 basis points, compared to those used in our estimated fair value calculations, while holding all other assumptions unchanged. All of our reporting units would have had a fair value in excess of their carrying value under both scenarios, except for the NSS reporting unit. In each of the two scenarios, the fair value of the NSS reporting unit would have been less than its carrying value and step two of the impairment assessment would have been required. In addition, we applied hypothetical decreases to the estimated fair values of each of our reporting units. We determined that a decrease in fair value of at least 20% would be required before any reporting unit, with the exception of four reporting units presented in the table below, would have a carrying value in excess of its fair value. The table below presents the: (1) risk adjusted discount rates, (2) annual cash flow and three-year average growth rate, (3) 2014 cash flow, (4) goodwill balance, and (5) excess fair value percentage and dollar amount, for each of these four reporting units.

Reporting Unit	Risk Adjusted Discount Rates	Estimated Annual Cash Flow Growth Rate(1)				Estimated 2014 Cash Flows(1)	Goodwill Balance(2)	Excess Fair Value(3)
		2014	2013	2012	3-Year Average
($ in millions)
NSS(4)	7.35%	(57)%	(43)%	12%	(29)%	$42	$1,008	5%	$52
Warrior Systems(5)	6.85%	82%	(28)%	165%	73%	$59	$604	16%	$165
Power & Propulsion Systems(6)	6.71%	8%	50%	(66)%	(3)%	$72	$964	18%	$219
Security & Detection Systems(7)	8.37%	1,204%	(93)%	(4)%	369%	$36	$242	18%	$77

(1)	Reporting unit cash flow excludes interest payments on debt and other corporate cash flows.

(2)	The goodwill balance is as of November 30, 2014, our goodwill impairment testing date.

(3)

The excess fair value represents the percentage and dollar amount by which the fair value of a reporting unit must decline before a potential impairment is identified and would require the second step of the goodwill impairment assessment to be performed.

(4)

Our DCF valuation for the NSS reporting unit assumed higher projected cash flow of approximately 53% in 2015 compared to 2014 due to higher expected operating income and a use of cash for trade accounts payable in 2014 that is not expected to recur. In addition, our DCF valuation assumed that projected cash flow will remain approximately 50% above 2014 levels in 2016 and 2017. Projected cash flows are expected to grow 2% annually beginning in 2018.

(5)

Our DCF valuation for the Warrior Systems reporting unit assumed lower projected cash flow of approximately 15% in 2015 compared to 2014 due to the liquidation of customer advances received in 2013 that is not expected to recur, partially offset by higher margins in 2015 due to cost reductions relating to restructuring actions implemented during 2014 and sales mix. In addition, our DCF valuation assumed that projected cash flow in 2016 and 2017 will grow 14% and 4%, primarily due to increased international sales and increased sales from new products. Projected cash flows are expected to grow 2% annually beginning in 2018.

(6)

Our DCF valuation for the Power & Propulsion Systems reporting unit assumed projected cash flow of approximately $9 million in 2015 compared to cash flows of $72 million in 2014 due to an increase in forecasted tax payments as a result of a higher effective income tax rate, lower sales and operating income and higher working capital requirements. In 2016, cash flows are assumed to increase to $55 million due to increasing sales and operating income and an increase in working capital requirements in 2015 that are not expected to recur. In 2017, cash flows are assumed to increase to $82 million due to increasing sales and operating income and cash receipts on a large engines production contract for a foreign government. Projected cash flows are expected to grow 2% annually beginning in 2018.

(7)

Our DCF valuation for the Security and Detection Systems reporting unit assumed lower projected cash flow of approximately 22% in 2015 compared to 2014 due to an increase in forecasted tax payments as a result of a higher effective income tax rate. Cash flows are projected to remain approximately 20% below 2014 levels in 2016 and 2017 due to continued higher effective income tax rates. Projected cash flows are expected to grow 2% annually beginning in 2018.

As discussed previously, in addition to the annual goodwill impairment assessment, we review goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of a reporting unit’s goodwill may not be recoverable. As such, listed below are certain circumstances, depending on their outcomes, that may require us to review goodwill for impairment for one or more of the four reporting units in the table above prior to the next annual assessment (November 30, 2015):

•	lower than expected annual sales from our contracts with the DoD, arising from unanticipated changes or reductions to future DoD budgets; and

•

the ability of the reporting units, in particular NSS, to achieve: (1) 2015 projected sales, operating income and cash flow, and (2) the win-loss experience on 2015 contract re-competitions and new business pursuits.

Pension Plan and Postretirement Benefit Plan Obligations. The obligations for our pension plans and postretirement benefit plans and the related annual costs of employee benefits are calculated based on several long-term assumptions, including discount rates and expected mortality for employee benefit liabilities, and rates of return on plan assets, and expected annual rates for salary increases for employee participants in the case of pension plans, and expected annual increases in the costs of medical and other health care benefits in the case of postretirement benefit obligations. These long-term assumptions are subject to revision based on changes in interest rates, financial market conditions, expected versus actual returns on plan assets, expected participant mortality and other actuarial assumptions, including future rates of salary increases, benefit formulas and levels, and rates of increase in the costs of benefits. Changes in the assumptions, if significant, could materially affect the amount of annual net periodic benefit costs recognized in our results of operations from one year to the next, the liabilities for the pension plans and postretirement benefit plans, and our annual cash requirements to fund these plans. Our pension expense for 2015 is expected to increase by $58 million to $138 million from $80 million in 2014. Our discount rate assumption decreased from a weighted average rate of 5.03% at December 31, 2013 to 4.14% at December 31, 2014. The expected increase in our 2015 pension expense is primarily due to the decrease in the weighted average discount rate and a change in expected mortality to reflect historical and projected mortality improvements. See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Pension Plans” for a further discussion of our estimated 2015 pension expense.

Discount rates are used to determine the present value of our pension obligations and also affect the amount of pension expense in any given period. The discount rate assumptions used to determine our pension and postretirement benefit obligations at December 31, 2014 and 2013 were based on a hypothetical AA yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the yield curve is required to have a rating of AA or better by Moody’s Investors Service, Inc. and/or Standard & Poor’s. The resulting discount rate reflects the matching of plan liability cash flows to the yield curve. For a sensitivity analysis projecting the impact of a change in the discount rate on our projected benefit obligation and pension expense, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Pension Plans.”

Valuation of Deferred Income Tax Assets and Liabilities. At December 31, 2014, we had deferred tax assets of $749 million, deferred tax liabilities of $1,056 million and a valuation allowance of $9 million. The deferred tax assets include $15 million for loss carryforwards and $10 million for tax credit carryforwards which are subject to various limitations and will expire if unused within their respective carryforward periods. Deferred income taxes are determined separately for each of our tax-paying entities in each tax jurisdiction. The future realization of our deferred income tax assets ultimately depends on our ability to generate sufficient taxable income of the appropriate character (for example, ordinary income or capital gains) within the carryback and carryforward periods available under the tax law and, to a lesser extent, our ability to execute successful tax planning strategies. Based on our estimates of the amounts and timing of future taxable income and tax planning strategies, we believe that we will be able to realize our deferred tax assets, except for capital losses and certain U.S. Federal, foreign and state net operating losses. A change in the ability of our operations to continue to generate future taxable income, or our ability to implement desired tax planning strategies, could affect our ability to realize the future tax deductions underlying our deferred tax assets, and require us to provide a valuation allowance against our deferred tax assets. The recognition of a valuation allowance would result in a reduction to net income and, if significant, could have a material impact on our effective tax rate, results of operations and financial position in any given period.

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

Valuation of Long-Lived Assets. In addition to goodwill and identifiable intangible assets recognized in connection with our business acquisitions, our long-lived assets also include property, plant and equipment, capitalized software development costs for software to be sold, leased or otherwise marketed, and certain long-term investments. As of December 31, 2014, the consolidated carrying values of our property, plant and equipment were $1,088 million, capitalized software development costs were $59 million and certain long-term investments were $12 million. As of December 31, 2014, the carrying value of our property, plant and equipment represented 8% of total assets and the carrying value of our capitalized software development costs and certain long-term investments each represented less than 1% of total assets. We review the valuation of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value or net realizable value expected to result from the asset’s use and eventual disposition. We use a variety of factors to assess valuation, depending upon the asset. Long-lived assets are evaluated based upon the expected period the asset will be utilized, and other factors depending on the asset, including estimated future sales, profits and related cash flows, estimated product acceptance and product life cycles, changes in technology and customer demand, and the performance of invested companies and joint ventures. Changes in estimates and judgments on any of these factors could have a material impact on our results of operations and financial position.

Results of Operations

The following information should be read in conjunction with our audited consolidated financial statements. The following information has been adjusted to reflect the spin-off of Engility and related classification of results of operations and cash flows as discontinued operations. Also, our results of operations for the periods presented are affected by our business acquisitions. See Note 4 to our audited consolidated financial statements for a discussion of our business acquisitions and dispositions.

Consolidated Results of Operations

The table below provides selected financial data, excluding discontinued operations, for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,		Increase/ (decrease)	Year Ended December 31,		Increase/ (decrease)
(in millions, except per share data)	2014	2013		2013	2012
Net sales	$12,124	$12,622	(4)%	$12,622	$13,107	(4)%
Operating income	$1,085	$1,212	(10)%	$1,212	$1,308	(7)%
Operating margin	8.9%	9.6%	(70) bpts	9.6%	10.0%	(40)bpts
Interest expense	$178	$177	1%	$177	$184	(4)%
Interest and other income, net	$18	$20	(10)%	$20	$11	82%
Debt retirement charge	$—	$—	—	$—	$13	nm
Effective income tax rate	26.8%	28.0%	(120) bpts	28.0%	32.1%	(410)bpts
Net income from continuing operations attributable to L-3	$664	$751	(12)%	$751	$756	(1)%
Diluted earnings per share from continuing operations	$7.56	$8.24	(8)%	$8.24	$7.74	6%
Diluted weighted average common shares outstanding	87.8	91.1	(4)%	91.1	97.6	(7)%

  nm – not meaningful

2014 Compared with 2013

Net Sales: For the year ended December 31, 2014, consolidated net sales of $12.1 billion decreased $498 million, or 4%, compared to the year ended December 31, 2013, as lower sales to the DoD caused by sequestration cuts and the continuing U.S. military drawdown from Afghanistan impacted each segment. Net sales to the U.S. Government, including sales from acquired businesses of $78 million, declined 7%, or $602 million, to $8,584 million in the year ended December 31, 2014, compared to $9,186 million in the year ended December 31, 2013. This decrease was partially offset by an increase in net sales to international and commercial customers of 3%, or $104 million, to $3,540 million in the year ended December 31, 2014, compared to $3,436 million in the year ended December 31, 2013. Net sales to international and commercial customers, as a percentage of consolidated net sales, increased to 29% for the year ended December 31, 2014, as compared to 27% for the year ended December 31, 2013.

Sales from products decreased by $280 million to $6,909 million for the year ended December 31, 2014, compared to $7,189 million for the year ended December 31, 2013. Product sales represented 57% of consolidated net sales for each of the years ended December 31, 2014 and 2013. Sales of products declined for: (1) Broadband Communication Systems, primarily due to lower U.S. Army demand for remote video terminals driven by the U.S. military drawdown from Afghanistan, and lower volume for airborne and ground-based networked communication systems as contracts near completion and due to declining demand related to DoD budget reductions, (2) Platform and Logistics Solutions due to reduced deliveries of aircraft cabin assemblies and subassemblies based on contractual delivery schedules, lower volume for the Canadian Department of National Defence (DND) and commercial contracts nearing completion, and lower volume to the U.S. Air Force (USAF) from the DoD’s planned reduction in the Compass Call aircraft fleet, partially offset by increased volume for the

Australia C-27J aircraft, (3) Sensor Systems due to declining demand primarily for airborne electro-optic infrared (EO/IR) turrets to the U.S. military related to the drawdown from Afghanistan and the completion of a contract for force protection products for a foreign ministry of defense, (4) Precision Engagement & Training primarily due to reduced deliveries of U.S. Army, rotary wing training systems for the Flight School XXI program based on contractual delivery schedules, lower volume for upgrades for F/A-18 flight simulator trainers and completed contracts for guidance products for the U.S. Army, and (5) Tactical Satellite Communications, primarily due to lower demand and timing of deliveries of mobile and ground-based satellite communication systems for the U.S. military. These decreases were partially offset by sales from the Mustang Technology Group acquisition and organic sales growth for: (1) Space & Power Systems due to increased deliveries of power devices for commercial satellites, and (2) Security & Detection Systems due to increased demand for airport security system products from international customers and the Transportation Security Administration (TSA).

Sales from services decreased by $218 million to $5,215 million for the year ended December 31, 2014, compared to $5,433 million for the year ended December 31, 2013. Service sales represented 43% of consolidated net sales for each of the years ended December 31, 2014 and 2013. Sales from services decreased due to: (1) lower demand for a technical support contract for a U.S. Government agency caused by sequestration and intelligence support services for the U.S. Army due to the drawdown in Afghanistan and (2) lower volume for Platform and Logistics Solutions to the USAF from the DoD’s retirement of the Joint Cargo Aircraft (JCA) and lower demand for field maintenance and sustainment services for USAF training aircraft. See the reportable segment results for additional discussion of our segment sales trends.

Operating income and operating margin: Operating income for the year ended December 31, 2014 of $1,085 million decreased $127 million, or 10%, compared to the year ended December 31, 2013. Operating margin decreased by 70 basis points to 8.9% for the year ended December 31, 2014, compared to 9.6% for the year ended December 31, 2013. Operating margin decreased by: (1) 120 basis points due to lower sales and mix changes and unfavorable contract performance adjustments in the Aerospace Systems segment and $25 million of outside accounting and legal advisory costs incurred in connection with the previously disclosed internal review of the Aerospace Systems segment, (2) 20 basis points due to a charge of $18 million in the Electronic Systems segment related to a product specifications matter, and (3) 10 basis points due to higher overhead expenses and lower sales in the NSS segment. These decreases were partially offset by lower pension expense of $94 million ($59 million after income taxes, or $0.67 per diluted share), which increased operating margin by 80 basis points. See the reportable segment results below for additional discussion of segment operating margin trends.

Interest expense: Interest expense for the year ended December 31, 2014 increased by $1 million compared to the year ended December 31, 2013, primarily due to higher amortization of bond discounts and debt issuance costs relating to new debt that was issued during the year ended December 31, 2014.

Interest and other income: Interest and other income, net, for the year ended December 31, 2014 decreased due to a loss recorded on the sale of a business within the Warrior Systems sector of the Electronic Systems segment of $3 million.

Effective income tax rate: The effective tax rate for the year ended December 31, 2014 decreased to 26.8% from 28.0% primarily due to a lower effective tax rate on foreign earnings.

Net income from continuing operating attributable to L-3 and diluted earnings per share from continuing operations: Net income from continuing operations attributable to L-3 in the year ended December 31, 2014 decreased 12% to $664 million compared to the year ended December 31, 2013, and diluted earnings per share (EPS) from continuing operations decreased 8% to $7.56 from $8.24. Net income from continuing operations and diluted earnings per share were affected by the factors discussed herein.

Diluted weighted average common shares outstanding: Diluted weighted average common shares outstanding for the year ended December 31, 2014 declined by 4% compared to the year ended December 31, 2013 due to repurchases of L-3 common stock in connection with our share repurchase programs authorized by our Board of Directors, partially offset by additional shares issued in connection with various employee stock-based compensation programs and contributions to employee savings plans made in common stock.

2013 Compared with 2012

Net Sales: For the year ended December 31, 2013, consolidated net sales of $12.6 billion decreased $485 million, or 4%, compared to the year ended December 31, 2012 as lower sales to the DoD caused by declining budgets, sequestration cuts and the continuing U.S. military drawdown from Afghanistan impacted each segment. Acquired businesses, which are all included in the Electronic Systems segment, added $81 million to net sales in the year ended December 31, 2013. Net sales to international and commercial customers increased 10%, or $315 million, to $3,436 million in the year ended December 31, 2013, including $74 million from acquired businesses, compared to $3,121 million in the year ended December 31, 2012. Net sales to international and commercial customers, as a percentage of consolidated net sales, increased to 27% for the year ended December 31, 2013 compared to 24% for the year ended December 31, 2012.

Sales from products decreased by $397 million to $7,189 million for the year ended December 31, 2013, compared to $7,586 million for the year ended December 31, 2012. Product sales represented 57% and 58% of consolidated net sales for the years ended December 31, 2013 and 2012, respectively. Sales of products declined for: (1) Broadband Communication Systems, primarily due to lower U.S. Army demand for remote video terminals due to the U.S. military drawdown from Afghanistan, and lower volume due to contracts nearing completion and declining demand caused by sequestration and other DoD budget reductions, (2) Space & Power Systems due to reduced deliveries of power devices for commercial satellite communication systems, (3) Tactical Satellite Communications Products mobile and ground-based satellite communication systems for the U.S. military as programs ended, (4) Precision Engagement & Training primarily due to programs for ordnance products ending, and (5) Sensor Systems due to lower volume primarily for airborne EO/IR turrets for the U.S. Army Persistent Threat Detection System (PTDS) contract due to the U.S. military drawdown from Afghanistan. The decrease in product sales was also due to sales volume declines for Security & Detection Systems. These decreases were partially offset by sales from the Link U.K. business acquisition and organic sales growth for: (1) Platform Systems due to increased volume for modifications for the USAF EC-130 aircraft, and (2) Warrior Systems due to increased demand for holographic weapon sights for the commercial sporting and recreation markets.

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

Operating income and operating margin: Operating income for the year ended December 31, 2013 of $1,212 million decreased $96 million, or 7%, as compared to the year ended December 31, 2012. Operating margin decreased by 40 basis points to 9.6% for the year ended December 31, 2013, compared to 10.0% for the year ended December 31, 2012. The decrease in operating margin was primarily due to higher production costs and reduced productivity for the Communication Systems segment, which reduced operating margin by 30 basis points. Higher pension expense of $11 million ($7 million after income taxes, or $0.08 per diluted share) reduced operating margin by 10 basis points. Additionally, the years ended December 31, 2013 and 2012 included severance charges that reduced operating income. In 2013, the severance charges were $29 million ($18 million after income taxes, or $0.20 per diluted share) compared to $23 million ($14 million after income taxes, or $0.14 per diluted share) for 2012. See the reportable segment results for additional discussion of segment operating margin trends.

Interest expense: Interest expense for the year ended December 31, 2013 declined by $7 million compared to the year ended December 31, 2012, due to lower outstanding debt, which reduced interest expense by $21 million, partially offset by $14 million of interest expense that was allocated to discontinued operations in 2012.

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

Net income from continuing operations attributable to L-3 and diluted earnings per share from continuing operations: Net income from continuing operations attributable to L-3 in the year ended December 31, 2013 decreased 1% to $751 million compared to the year ended December 31, 2012, and diluted EPS from continuing operations increased 6% to $8.24 from $7.74. Net income from continuing operations and diluted earnings per share were affected by the factors discussed herein.

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

	Year Ended December 31,
	2014	2013	2012
	(dollars in millions)
Net sales:(1)
Electronic Systems	$4,617	$4,598	$4,627
Aerospace Systems	4,321	4,551	4,595
Communication Systems	1,977	2,178	2,500
NSS	1,209	1,295	1,385

Consolidated net sales	$12,124	$12,622	$13,107

Operating income:
Electronic Systems	$537	$533	$569
Aerospace Systems	288	426	437
Communication Systems	196	168	223
NSS	64	85	79

Consolidated operating income	$1,085	$1,212	$1,308

Operating margin:
Electronic Systems	11.6%	11.6%	12.3%
Aerospace Systems	6.7%	9.4%	9.5%
Communication Systems	9.9%	7.7%	8.9%
NSS	5.3%	6.6%	5.7%
Consolidated operating margin	8.9%	9.6%	10.0%

(1)	Net sales are after intercompany eliminations.

Electronic Systems

	Year Ended December 31,		Increase	Year Ended December 31,		Decrease
	2014	2013		2013	2012
	(dollars in millions)
Net sales	$4,617	$4,598	0.4%	$4,598	$4,627	(0.6)%
Operating income	537	533	0.8%	533	569	(6.3)%
Operating margin	11.6%	11.6%	— bpts	11.6%	12.3%	(70) bpts

2014 Compared with 2013

Electronic Systems net sales for the year ended December 31, 2014 increased by $19 million, or 0.4%, compared to the year ended December 31, 2013. Sales increased: (1) $38 million for Security & Detection Systems due to increased volume for airport security system products from international customers and the TSA, (2) $28 million for Marine Systems International due to timing of deliveries of shipbuilding products to a foreign navy and commercial customers, (3) $27 million for Power & Propulsion Systems primarily due to increased volume on certain contracts including an engine production contract to a foreign military and missile targets to the Missile Defense Agency (MDA), partially offset by lower volume on undersea warfare products, and (4) $14 million primarily for Warrior Systems due to increased deliveries of night vision goggles to foreign militaries and the U.S. Army, partially offset by lower demand for holographic weapons sights for the commercial sporting and recreational markets. The Mustang Technology Group business acquisition increased sales by $41 million. These increases were partially offset by sales decreases of: (1) $65 million for Precision Engagement & Training due to reduced deliveries of U.S. Army rotary wing training systems for the Flight School XXI program, lower volume for upgrades for F/A-18 flight simulator trainers and completed contracts for guidance products for the U.S. Army, and (2) $64 million for Sensor Systems primarily due to lower volume for airborne EO/IR turrets to the U.S. military due to the drawdown from Afghanistan, and the completion of a contract for force protection products for a foreign ministry of defense.

Electronic Systems operating income for the year ended December 31, 2014 increased by $4 million, or 0.8%, compared to the year ended December 31, 2013. Operating margin of 11.6% remained the same. Operating margin increased by 60 basis points due to lower pension expense of $30 million and 30 basis points primarily due to improved contract performance, primarily for Power & Propulsion Systems, Precision Engagement & Training and Warrior Systems. These increases were offset by decreases of: (1) 50 basis points primarily due to lower sales for Sensor Systems, and (2) 40 basis points due to a charge of $18 million related to a product specifications matter.

2013 Compared with 2012

Electronic Systems net sales for the year ended December 31, 2013 decreased by $29 million, or 0.6%, compared to the year ended December 31, 2012. Sales declined: (1) $39 million for Sensor Systems due to lower volume primarily for airborne EO/IR turrets for the U.S. Army PTDS contract due to the U.S. military drawdown from Afghanistan, (2) $38 million for Precision Engagement & Training primarily due to contracts for ordnance products nearing completion, partially offset by an increase in sales for upgrades for F/A-18 flight simulator trainers and volume on new commercial aircraft simulation contracts, (3) $35 million for Security & Detection Systems due to lower orders from the TSA caused by U.S. Government sequestration cuts and the completion of certain international contracts, and (4) $23 million for Power & Propulsion Systems due to certain funding constraints for the MDA air-launched target programs. These decreases were partially offset by a sales increase of $25 million, primarily for Warrior Systems due to increased demand for holographic weapon sights for the commercial sporting, and recreation markets, and $81 million, primarily due to the Link U.K. and L-3 KEO business acquisitions.

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

Aerospace Systems

	Year Ended December 31,		Decrease	Year Ended December 31,		Decrease
	2014	2013		2013	2012
	(dollars in millions)
Net sales	$4,321	$4,551	(5.1)%	$4,551	$4,595	(1.0)%
Operating income	288	426	(32.4)%	426	437	(2.5)%
Operating margin	6.7%	9.4%	(270) bpts	9.4%	9.5%	(10) bpts

2014 Compared with 2013

Aerospace Systems net sales for the year ended December 31, 2014 decreased by $230 million, or 5%, compared to the year ended December 31, 2013. Sales decreased $205 million for Platform and Logistics Solutions and $25 million for ISR Systems. Platform and Logistics Solutions sales decreased: (1) $89 million due to lower volume to the USAF from the DoD’s retirement of the JCA and the DoD’s planned reduction in the Compass Call aircraft fleet, (2) $89 million due to lower volume for aircraft modifications for the U.S. Navy maritime patrol aircraft due to the transition to a new aircraft platform and international head-of-state aircraft, (3) $59 million primarily due to lower volume for the Canadian DND and commercial contracts nearing completion, (4) $48 million due to reduced deliveries of aircraft cabin assemblies and subassemblies, and (5) $7 million primarily due to decreased volume for field maintenance and sustainment services for USAF training aircraft. These decreases were partially offset by a sales increase of $55 million for the Australia C-27J aircraft and $32 million primarily due to higher volume for foreign military aircraft modification contracts. ISR Systems sales declined primarily due to lower sales and volume for small ISR aircraft and aircraft systems due to the U.S. military drawdown in Afghanistan.

Aerospace Systems operating income for the year ended December 31, 2014 decreased by $138 million, or 32%, compared to the year ended December 31, 2013. Operating margin declined by 270 basis points to 6.7%. Operating margin declined by: (1) 170 basis points primarily due to lower sales and mix changes, (2) 80 basis points due to unfavorable contract performance adjustments on modification contracts for international head-of-state and search and rescue aircraft, (3) 60 basis points due to $25 million of charges for outside accounting and legal advisory costs incurred in connection with the internal review of the Aerospace Systems segment, and (4) 40 basis points primarily due to unfavorable contract performance adjustments on a number of contracts for aircraft cabin assemblies. These decreases were partially offset by 80 basis points due to lower pension expense of $35 million.

2013 Compared with 2012

Aerospace Systems net sales for the year ended December 31, 2013 decreased by $44 million, or 1%, compared to the year ended December 31, 2012. Sales declines of $66 million for Logistics Solutions and $10 million for Platform Systems were partially offset by a sales increase of $32 million for ISR Systems. The decrease in sales for Logistics Solutions was primarily due to the competitive loss of a task order for U.S. Army contract field team support services in Southwest Asia, which was completed in 2012, reduced fleet management services due to the loss of the JPATS contract for the USAF and lower volume for field maintenance and sustainment services for U.S. Army C-12 aircraft. These decreases were partially offset by increased volume for field maintenance and sustainment services for USAF training aircraft. Platform Systems sales decreased primarily due to lower volume for U.S. Navy maritime patrol aircraft and JCA, as well as reduced deliveries of aircraft cabin assemblies, partially offset by higher volume on USAF EC-130 and international head of state aircraft, and aircraft maintenance for the Canadian DND. The increase in sales for ISR Systems was primarily due to $78 million of higher volume on ISR platforms for foreign military customers and $50 million of small ISR aircraft sales to the DoD. These increases were partially offset by $96 million of lower volume primarily for small ISR aircraft systems due to the U.S. military drawdown from Afghanistan.

Aerospace Systems operating income for the year ended December 31, 2013 of $426 million, which included severance charges of $2 million, decreased by $11 million, or 3%, compared to the year ended December 31, 2012. Operating margin decreased by 10 basis points to 9.4%. Operating margin decreased by 60 basis points primarily due to write-offs of unbilled receivables and contract inventory assets related primarily to cost overruns on the U.S. Army C-12 contract and design and test expenses for aerostructures on a new commercial aircraft, which were identified as part of the internal review of the Aerospace Systems segment. Higher pension expense of $12 million reduced operating margin by 30 basis points. These decreases were partially offset by 80 basis points primarily due to improved productivity on certain contracts.

Communication Systems

	Year Ended December 31,		Increase/ (decrease)	Year Ended December 31,		Decrease
	2014	2013		2013	2012
	(dollars in millions)
Net sales	$1,977	$2,178	(9.2)%	$2,178	$2,500	(12.9)%
Operating income	196	168	16.7%	168	223	(24.7)%
Operating margin	9.9%	7.7%	220 bpts	7.7%	8.9%	(120) bpts

2014 Compared with 2013

Communication Systems net sales for the year ended December 31, 2014 decreased by $201 million, or 9%, compared to the year ended December 31, 2013. Sales decreased $188 million for Broadband Communication Systems primarily due to: (1) lower volume for airborne and ground-based networked communication systems as contracts near completion and demand declines due to DoD budget reductions, (2) lower U.S. Army demand for remote video terminals and ISR support services driven by the U.S. military drawdown from Afghanistan, and (3) the completion of a specialty radio frequency (RF) contract for the U.S. Army. Sales also decreased $60 million for Tactical Satellite Communications products primarily due to lower demand and timing of deliveries of mobile and ground-based satellite communication systems for the U.S. military. These decreases were partially offset by an increase of $47 million primarily for Space & Power Systems due to increased deliveries of power devices for commercial satellites.

Communication Systems operating income for the year ended December 31, 2014 increased by $28 million, or 17%, compared to the year ended December 31, 2013. Operating margin increased by 220 basis points to 9.9%. Operating margin increased by: (1) 140 basis points due to lower pension expense of $28 million, (2) 50 basis points due to improved productivity, and (3) 30 basis points primarily due to lower development and production costs for Broadband Communication Systems.

2013 Compared with 2012

Communication Systems net sales for the year ended December 31, 2013 decreased by $322 million, or 13%, compared to the year ended December 31, 2012. Sales decreased $183 million for Broadband Communication Systems, $77 million for Space & Power Systems and $62 million primarily for Tactical Satellite Communications Products. The decrease in sales for Broadband Communication Systems was due to: (1) lower U.S. Army demand for remote video terminals due to the U.S. military drawdown from Afghanistan, (2) lower volume primarily for airborne and ground-based systems and vehicle mounted satellite communication ground stations due to contracts nearing completion and declining demand caused by sequestration and other DoD budget reductions, and (3) lower productivity due to the implementation of new enterprise resource planning (ERP) systems during the 2013 third quarter. The decrease in sales for Space & Power Systems and Tactical Satellite Communications Products was primarily due to reduced deliveries of power devices for commercial satellite communication systems and mobile and ground-based satellite communication systems for the U.S. military as programs ended, respectively.

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

National Security Solutions (NSS)

	Year Ended December 31,		Decrease	Year Ended December 31,		Increase/ (decrease)
	2014	2013		2013	2012
	(dollars in millions)
Net sales	$1,209	$1,295	(6.6)%	$1,295	$1,385	(6.5)%
Operating income	64	85	(24.7)%	85	79	7.6%
Operating margin	5.3%	6.6%	(130) bpts	6.6%	5.7%	90 bpts

2014 Compared with 2013

NSS net sales for the year ended December 31, 2014 decreased by $86 million, or 7%, compared to the year ended December 31, 2013. Sales declined by: (1) $52 million for Defense Solutions primarily due to lower demand and contracts nearing completion, partially offset by an information technology (IT) services contract for the U.S. Army Reserve that began in the 2013 fourth quarter, (2) $45 million for Federal Solutions primarily due to completed contracts, and (3) $27 million for Intelligence Solutions primarily due to U.S. Government sequestration cuts. The Data Tactics business acquisition increased sales by $38 million.

NSS operating income for the year ended December 31, 2014 decreased by $21 million, or 25%, compared to the year ended December 31, 2013. Operating margin decreased by 130 basis points to 5.3%. Operating margin decreased by: (1) 60 basis points due to higher business development, marketing and selling expenses, and lower sales and higher overhead expense rates caused by delayed contract awards for international contracts and protests on contracts with the U.S. Government, (2) 50 basis points due to less favorable contract performance adjustments, and (3) 20 basis points due to lower margins on new business and recompetitions due to competitive pricing pressure.

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

Liquidity and Capital Resources

Anticipated Sources and Uses of Cash Flow

At December 31, 2014, we had total cash and cash equivalents of $442 million. While no amounts of the cash and cash equivalents are considered restricted, $129 million was held by the Company’s foreign subsidiaries. The repatriation of cash held in non-U.S. jurisdictions is subject to local capital requirements, as well as income tax considerations. Our primary source of liquidity is cash flow generated from operations. We generated

$1,125 million of cash from operating activities from continuing operations during the year ended December 31, 2014. We also received net cash proceeds of $988 million for the issuance of our new Senior Notes. Significant cash uses during the year ended December 31, 2014 included $935 million for the CODES retirement, $823 million to repurchase shares of our common stock, $208 million for dividends, $183 million for capital expenditures and $57 million for business acquisitions.

As of December 31, 2014, we had the full availability of our $1 billion Amended and Restated Credit Facility (Credit Facility), which expires on February 3, 2017. We currently believe that our cash from operating activities together with our cash on hand and available borrowings under our Credit Facility will be adequate for the foreseeable future to meet our anticipated requirements for working capital, capital expenditures, defined benefit plan contributions, commitments, contingencies, research and development expenditures, business acquisitions (depending on the size), contingent purchase price payments on previous business acquisitions, program and other discretionary investments, interest payments, income tax payments, L-3 Holdings’ dividends and share repurchases.

Balance Sheet

Billed receivables decreased by $139 million to $852 million at December 31, 2014 from $991 million at December 31, 2013 primarily due to $77 million reclassified to assets held for sale at December 31, 2014 and the timing of billings and collections primarily for ISR Systems and Platform & Logistics Solutions, lower sales for Broadband Communication Systems and $16 million of foreign currency translation adjustments. These decreases were partially offset by billings from increased deliveries of EO/IR turrets and $4 million from the L-3 Data Tactics business acquisition.

Contracts in process decreased by $147 million to $2,295 million at December 31, 2014 from $2,442 million at December 31, 2013. During the year ended December 31, 2014, contracts in process decreased (1) $70 million due to amounts reclassified to assets held for sale, (2) $49 million for a transfer to property, plant and equipment, primarily for a C-27J aircraft training system and two flight simulators that are no longer available for sale to customers, since we are utilizing these assets to provide training services, (3) $22 million primarily for foreign currency translation adjustments, and (4) $6 million comprised of:

•

Decreases of $8 million in unbilled contract receivables primarily due to lower sales for Broadband Communication Systems, partially offset by an increase due to sales exceeding billings for ISR Systems; partially offset by

•

Increases of $2 million in inventoried contract costs, comprised of increases for Broadband Communication Systems and Aviation Products, partially offset by decreases for Advanced Communication Systems and Space & Power Systems due to the timing of deliveries.

L-3’s receivables days sales outstanding (DSO) was 71 at December 31, 2014, and at December 31, 2013. We calculate our DSO by dividing: (1) our aggregate end of period billed receivables and net unbilled contract receivables, by (2) our trailing 12 month sales adjusted, on a pro forma basis, to include sales from business acquisitions and exclude sales from business divestitures that we completed as of the end of the period, and sales from our Marine Systems International business, which is classified as held for sale at December 31, 2014, multiplied by the number of calendar days in the trailing 12 month period (365 days at December 31, 2014 and 2013). Our trailing 12 month pro forma sales were $11,598 million at December 31, 2014 and $12,657 million at December 31, 2013.

The decrease in inventories was primarily due to amounts reclassified to assets held for sale.

The increase in other current assets was primarily due to an increase in our U.S. Federal income tax receivable related to the passage of the Tax Increase Prevention Act on December 19, 2014.

The increase in PP&E was primarily due to the transfer of $49 million from contracts in process, primarily for a C-27J aircraft training system and two flight simulators that are no longer available for sale to customers as discussed above.

Goodwill decreased by $295 million to $7,501 million at December 31, 2014 from $7,796 million at December 31, 2013. The table below presents the changes in goodwill by segment.

	Electronic Systems	Aerospace Systems	Communication Systems	NSS	Consolidated Total
	(in millions)
Balance at December 31, 2013	$4,085	$1,751	$992	$968	$7,796
Business acquisitions(1)	(3)	—	—	39	36
Business disposition	(1)	—	—	—	(1)
Foreign currency translation adjustments(2)	(77)	(21)	—	(1)	(99)
Assets held for sale(3)	(231)	—	—	—	(231)

Balance at December 31, 2014	$3,773	$1,730	$992	$1,006	$7,501

(1)

The decrease in goodwill for the Electronics Systems segment was due to the final purchase price allocation for the Mustang business acquisition made in 2013. The increase in goodwill for the NSS segment was due to the L-3 Data Tactics business acquisition.

(2)

The decrease in goodwill presented in the Electronic Systems segment was primarily due to the strengthening of the U.S. dollar against the Euro, the Canadian dollar and the British pound during 2014. The decrease in goodwill presented in the Aerospace Systems segment was due to the strengthening of the U.S. dollar against the Canadian dollar during 2014.

(3)	On December 16, 2014, we entered into a definitive agreement with Wärtsilä Corporation to sell our Marine Systems International business.

The decrease in identifiable intangible assets was primarily due to amortization expense of $43 million and $9 million reclassified to assets held for sale, partially offset by an increase for the recognition of customer contractual relationships and technology intangibles for the L-3 Data Tactics and Mustang business acquisitions.

The decrease in accounts payable and accrued expenses was primarily due to the timing of when invoices for purchases from third party vendors and subcontractors were received and payments were made, reduced sales and reclassifications to liabilities held for sale.

Accrued employment costs decreased primarily due to a reclassification to liabilities held for sale.

The decrease in advance payments and billings in excess of costs incurred was primarily due to a reclassification to liabilities held for sale, mostly offset by an increase due to cash collections on performance based billings related to contracts with the DoD and foreign customers for ISR systems.

The decrease in long-term deferred income tax liabilities was primarily due to the increase in the deferred tax asset for pension liabilities (due to the increase in the pension plans’ unfunded status) and by the retirement of the CODES, partially offset by the tax amortization of certain goodwill and other identifiable intangible assets during 2014.

Pension Plans

L-3 maintains defined benefit pension plans covering approximately 24% of its employees. At December 31, 2014, L-3’s projected benefit obligation (PBO), which includes accumulated benefits plus the incremental benefits attributable to projected future salary increases for covered employees, was $3,663 million and exceeded the fair value of L-3’s pension plan assets of $2,570 million by $1,093 million. At December 31, 2013, L-3’s PBO was $2,973 million and exceeded the fair value of L-3’s pension plan assets of $2,403 million by $570 million. The $523 million increase in our unfunded status was primarily due to the decrease in our weighted average discount rate from 5.03% at December 31, 2013 to 4.14% at December 31, 2014 and changes in mortality rate assumptions to reflect historical and projected mortality improvements, partially offset by 2014 employer pension contributions.

The expected long-term return on plan assets assumption represents the average rate that we expect to earn over the long-term on the assets of our benefit plans, including those from dividends, interest income and capital appreciation. We utilize a third-party consultant to assist in the development of the expected long-term return on plan assets, which is based on expectations regarding future long-term rates of return for the plans’ investment portfolio, with consideration given to the allocation of investments by asset class and historical and forward looking rates of return for each individual asset class. With respect to the determination of our expected long-term return on plan assets assumption for the year ended December 31, 2014, we considered: (1) a 20 year forward looking return on plan assets as developed by our third-party consultant, which is currently 8.49% for our U.S. plans and 7.25% for our Canadian plans and (2) our historical returns for the latest 10 year period. While we review historical rates of return on our plan assets, the substantial volatility in any one year can result in historical data that is less indicative of future returns. Accordingly, we give greater consideration toward forward looking returns in developing our expected long-term return on plan assets assumption. In reviewing our historical returns, we noted that the average annual return on our pension plan assets for the 10 year period of 2005 through 2014, net of investment management fees and administrative costs, determined on an arithmetic basis, was 7.09%. Arithmetic annual averages represent the simple average returns over independent annual periods. In addition, the actual annual returns have exceeded our long-term return on plan assets assumption in seven of the past ten years. Since we have not had a significant change in investment strategy, and based on the forward looking and historical returns on our plan assets discussed above, we believe our existing weighted average long-term return on plan assets assumption of 8.13% is within a reasonable range, and determined that our weighted average long-term return on plan assets assumption in 2014 would remain at 8.13%, consistent with our 2013 assumption.

We recorded net actuarial losses of $560 million in the year ended December 31, 2014 primarily due to the decrease in our weighted average discount rate and change in mortality rate assumptions, as noted above, which is reflected in accumulated other comprehensive loss. Actuarial gains and losses in a period represent the difference between actual and actuarially assumed experience, primarily due to discount rates and pension plan asset returns. Actuarial gains and losses that our pension plans experience are not recognized in pension expense in the year incurred, but rather are recorded as a component of accumulated other comprehensive income (loss). The accumulated gains and losses in excess of a corridor, defined as the greater of 10% of the fair value of a plan’s assets and 10% of its projected benefit obligation, are generally amortized to pension expense in future periods over the estimated average remaining service periods of the covered employees. See Note 20 to our audited consolidated financial statements for additional information regarding our pension plans.

Our pension expense for 2014 was $80 million. We currently expect pension expense for 2015 to increase $58 million to approximately $138 million primarily due to the decrease in our weighted average discount rate and change in mortality rate assumptions as noted above.

Our pension expense for 2015 may be different from our current expectations when finalized due to a number of factors, including the effect of any future business acquisitions and divestitures for which we assume liabilities for pension benefits, changes in headcount at our businesses that sponsor pension plans, actual pension plan contributions and changes (if any) to our pension assumptions for 2015, including the discount rate, mortality rates, expected long-term return on plan assets and salary increases.

Our contributions for 2014 were $97 million and we currently expect to contribute between approximately $100 million and $132 million to our pension plans in 2015. Actual 2015 pension contributions could be affected by changes in the funded status of our pension plans during 2014. A substantial portion of our pension plan contributions for L-3’s businesses that are U.S. Government contractors are recoverable as allowable indirect contract costs at amounts generally equal to the annual pension contributions.

Our projected benefit obligation and annual pension expense are significantly affected by, holding all other assumptions constant, certain actuarial assumptions. The following table illustrates the sensitivity of a change in certain assumptions for our pension plans and resulting increase (decrease) to the 2015 expected pension expense and PBO at December 31, 2014.

	Effect on 2015 Pension Expense	Effect on December 31, 2014 PBO
	(in millions)
25 basis point decrease in discount rate	$16	$135
25 basis point increase in discount rate	(15)	(128)
25 basis point decrease in expected return on assets	6	N/A
25 basis point increase in expected return on assets	(6)	N/A

Statement of Cash Flows

The table below provides a summary of our cash flows from (used in) operating, investing, and financing activities for the periods indicated.

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Net cash from operating activities from continuing operations	$1,125	$1,263	$1,231
Net cash used in investing activities from continuing operations	(229)	(261)	(200)
Net cash used in financing activities from continuing operations	(876)	(849)	(1,527)

Operating Activities — Continuing Operations

2014 Compared with 2013. We generated $1,125 million of cash from operating activities during the year ended December 31, 2014, a decrease of $138 million compared with $1,263 million generated during the year ended December 31, 2013. The decrease was due to $83 million of lower income from continuing operations and $85 million of more cash used for changes in operating assets and liabilities primarily due to uses of cash for trade accounts payable. This decrease was partially offset by an increase of $30 million, primarily for higher non-cash expenses due to deferred income taxes, consistent with lower payments for income taxes in 2014 compared to 2013. The net cash from changes in operating assets and liabilities is further discussed above under “Liquidity and Capital Resources — Balance Sheet.”

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

Interest Payments. Our cash from operating activities included interest payments on debt of $176 million for the year ended December 31, 2014, $171 million for the year ended December 31, 2013, and $198 million for the year ended December 31, 2012. Our interest expense also included amortization of deferred debt issuance costs and bond discounts, which are non-cash items.

Investing Activities — Continuing Operations

During 2014, we used $229 million of cash primarily to: (1) acquire a business discussed under “Business Acquisitions Divestitures” and (2) pay $183 million for capital expenditures. These cash outflows were partially offset by proceeds of $6 million from sales of businesses.

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

Financing Activities — Continuing Operations

Debt

At December 31, 2014, total outstanding debt was $3,939 million, all of which was senior debt compared to $3,630 million at December 31, 2013, of which $2,941 million was senior debt and $689 million was CODES.

There were no borrowings outstanding under our Credit Facility at December 31, 2014. At December 31, 2014, we had the full availability of our $1 billion Credit Facility for future borrowings. We also had $615 million of outstanding standby letters of credit at December 31, 2014, that may be drawn upon in the event that we do not perform on certain of our contractual requirements. At December 31, 2014, our outstanding debt matures between November 15, 2016 and May 28, 2024. See Note 10 to our audited consolidated financial statements for the components of our debt at December 31, 2014.

Debt Issuances

The terms of each of the outstanding Senior Notes issued by L-3 Communications during the year ended December 31, 2014 are presented in the table below. There were no debt issuances during the years ended December 31, 2013 and 2012. See Note 10 to our audited consolidated financial statements for additional information on the redemption provisions of our outstanding Senior Notes.

Note	Date of Issuance	Amount Issued	Bond Discount	Net Cash Proceeds	Effective Interest Rate	Redemption at Treasury Rate+
		(in millions)
1.50% Senior Notes due May 28, 2017	May 28, 2014	$350	$1	$347	1.55%	10 bps
3.95% Senior Notes due May 28, 2024	May 28, 2014	$650	$3	$641	4.02%	20 bps

Debt Repayments

On May 13, 2014, L-3 Holdings called for the full redemption of all of its outstanding CODES effective on June 2, 2014 (the Redemption Date). The redemption price for the CODES was $1,000 per $1,000 principal amount of the CODES, plus accrued and unpaid interest to, but excluding, the Redemption Date. Holders of the CODES were entitled to convert all or a portion thereof (in integral multiples of $1,000) at any time prior to the close of business on the business day immediately preceding the Redemption Date. The conversion value of CODES of $935 million was calculated in accordance with the indenture governing the CODES. L-3 Holdings settled the entire conversion value with respect to converted CODES in cash. As of June 20, 2014, the CODES have been retired. As a result of the conversion, we recorded a reduction to shareholders’ equity of $161 million, related to the excess conversion value over the fair value of the debt component of the CODES, net of deferred tax liability.

In connection with the spin-off, Engility made a cash distribution of $335 million to L-3. L-3 Communications used a portion of the proceeds to redeem $250 million of the 6  3⁄8% 2015 Notes on July 26, 2012. Also, on October 15, 2012, L-3 Communications redeemed the remaining outstanding $250 million of its 6  3⁄8% 2015 Notes. Information on the Senior Subordinated Notes we redeemed during the year ended December 31, 2012 is presented in the table below.

Note	Redemption Date	Principal Amount Redeemed	Debt Retirement Charge	Redemption Price % of Principal
		(in millions)
6 3⁄8% Senior Subordinated Notes due October 15, 2015	October 15, 2012	$250	$5	101.063%
6 3⁄8% Senior Subordinated Notes due October 15, 2015	July 26, 2012	$250	$8	102.125%

Debt Covenants and Other Provisions. The Credit Facility and Senior Notes contain financial and/or other restrictive covenants. See Note 10 to our audited consolidated financial statements for a description of our debt and related financial covenants, including cross default provisions. We were in compliance with our financial and other restrictive covenants at December 31, 2014 and 2013.

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

Subordination. The guarantees of the Credit Facility and the Senior Notes rank pari passu with each other.

Equity

During 2014 and 2013, L-3 Holdings’ Board of Directors authorized the following quarterly cash dividends:

Date Declared	Record Date	Cash Dividends Per Share	Total Cash Dividends Declared	Date Paid
			(in millions)
2014
February 11	March 3	$0.60	$53	March 17
May 6	May 19	$0.60	$53	June 16
June 24	August 18	$0.60	$52	September 15
October 20	November 17	$0.60	$51	December 15

2013
February 5	March 1	$0.55	$51	March 15
April 30	May 17	$0.55	$50	June 17
June 19	August 19	$0.55	$51	September 16
October 22	November 18	$0.55	$49	December 16

L-3 Holdings repurchased $823 million, or 6.9 million shares, of its common stock during the year ended December 31, 2014 compared to $800 million, or 8.7 million shares, of its common stock during the year ended December 31, 2013.

L-3 Holdings announced, on February 10, 2015, that its Board of Directors had increased L-3 Holdings’ regular quarterly cash dividend by 8% to $0.65 per share, payable on March 16, 2015, to shareholders of record at the close of business on March 2, 2015.

The number of holders of L-3 Holdings’ common stock, on February 18, 2015, was approximately 28,673. On February 20, 2015, the closing price of L-3 Holdings’ common stock, as reported by the NYSE, was $132.87 per share.

Contractual Obligations

The table below presents our estimated total contractual obligations from our continuing operations at December 31, 2014, including the amounts expected to be paid or settled for each of the periods indicated below.

		Payments due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
			(in millions)
Contractual Obligations
L-3 Communications long-term debt(1)	$3,950	$—	$850	$1,000	$2,100
Interest payments(2)	979	158	323	296	202
Non-cancelable operating leases(3)	602	148(4)	198	141	115
Notes payable and capital lease obligations	14	13	—	—	1
Purchase obligations(5)	2,537	2,209	297	10	21
Other long-term liabilities(6)	294	142(7)	101	17	34

Total(8)	$8,376	$2,670	$1,769	$1,464	$2,473

(1)	Represents principal amount of long-term debt and only includes scheduled principal payments.

(2)

Represents expected interest payments on L-3’s long-term debt balance as of December 31, 2014 using the stated interest rate on our fixed rate debt, assuming that current borrowings remain outstanding to the contractual maturity date.

(3)	Non-cancelable operating leases are presented net of estimated sublease rental income.

(4)

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

(5)	Represents open purchase orders at December 31, 2014 for amounts expected to be paid for goods or services that are legally binding.

(6)

Other long-term liabilities primarily consist of workers compensation and deferred compensation for the years ending December 31, 2016 and thereafter and also include pension and postretirement benefit plan contributions that we expect to pay in 2015.

(7)

Our pension and postretirement benefit plan funding policy is generally to contribute in accordance with cost accounting standards that affect government contractors, subject to the Internal Revenue Code and regulations thereon. For 2015, we expect to contribute between $100 million and $132 million to our pension plans and approximately $10 million to our postretirement benefit plans. Due to the current uncertainty of the amounts used to compute our expected pension and postretirement benefit plan funding, we believe it is not practicable to reasonably estimate such future funding for periods in excess of one year and we may decide or be required to contribute more than we expect to our pension and postretirement benefit plans.

(8)

Excludes all income tax obligations, a portion of which represents unrecognized tax benefits in connection with uncertain tax positions taken, or expected to be taken on our income tax returns as of December 31, 2014 since we cannot determine the time period of future tax consequences. For additional information regarding income taxes, see Note 17 to our audited consolidated financial statements.

Off Balance Sheet Arrangements

The table below presents our estimated total contingent commitments and other guarantees at December 31, 2014, including the amounts expected to be paid or settled for each of the periods indicated below.

	Total	Commitment Expiration by Period
		2015	2016-2017	2018-2019	2020 and thereafter
	(in millions)
Contingent Commitments
Other standby letters of credit(1)	$615	$441	$114	$36	$24
Other guarantees(2)	7	—	—	7	—
Contingent commitments for earnout payments on business acquisitions(3)	10	10	—	—	—

Total(4)	$632	$451	$114	$43	$24

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

(4)

The total amount does not include residual value guarantees for two real estate lease agreements, expiring on August 31, 2015, that are accounted for as operating leases. We have the right to exercise options under the lease agreements to purchase both properties for $28 million on or before August 31, 2015. See Note 19 to our audited consolidated financial statements for a further description of these leases.

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

Interest Rate Risk. Our Credit Facility is subject to variable interest and is therefore sensitive to changes in interest rates. The interest rates on the Senior Notes are fixed-rate and are not affected by changes in interest rates. Additional data on our debt obligations and our applicable borrowing spreads included in the interest rates we would pay on borrowings under the Credit Facility, if any, are provided in Note 10 to our audited consolidated financial statements.

Foreign Currency Exchange Risk. Our U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors that are denominated in currencies other than their functional currencies. To protect the functional currency equivalent cash flows associated with certain of these contracts, we enter into foreign currency forward contracts, which are generally designated and accounted for as cash flow hedges. At December 31, 2014, our foreign currency forward contracts had maturities ranging through 2018, a notional value of $280 million and a corresponding net fair value that was a liability of $6 million.

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

All statements other than historical facts may be forward-looking statements, such as “may,” “will,” “should,” “likely,” “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions are used to identify forward-looking statements. We caution investors that these statements are subject to risks and uncertainties many of which are difficult to predict and generally beyond our control that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. Some of the factors that could cause actual results to differ include, but are not limited to, the following: our dependence on the defense industry; backlog processing and program slips resulting from delayed awards and/or funding from the DoD and other major customers; the U.S. Government fiscal situation; changes in DoD budget levels and spending priorities; U.S. Government failure to raise the debt ceiling; our reliance on contracts with a limited number of customers and the possibility of termination of government contracts by unilateral government action or for failure to perform; the extensive legal and regulatory requirements surrounding many of our contracts; our ability to retain our existing business and related contracts; our ability to successfully compete for and win new business; or, identify, acquire and integrate additional businesses; our ability to maintain and improve our operating margin; the availability of government funding and changes in customer requirements for our products and services; our significant amount of debt and the restrictions contained in our debt agreements; our ability to continue to recruit, retain and train our employees; actual future interest rates, volatility and other assumptions used in the determination of pension benefits and equity based compensation, as well as the market performance of benefit plan assets; our collective bargaining agreements, our ability to successfully negotiate contracts with labor unions and our ability to favorably resolve labor disputes should they arise; the business, economic and political conditions in the markets in which we operate; global economic uncertainty; the DoD’s Better Buying Power and other efficiency initiatives; events beyond our control such as acts of terrorism; our ability to perform contracts on schedule; our international operations; our extensive use of fixed-price type revenue arrangements; the rapid change of technology and high level of competition in which our businesses participate; risks relating to technology and data security; our introduction of new products into commercial markets or our investments in civil and commercial products or companies; the outcome of litigation matters; results of audits by U.S. Government agencies and of on-going governmental investigations, including the internal review of the Aerospace Systems segment; the impact on our business of improper conduct by our employees, agents or business partners; ultimate resolution of contingent matters, claims and investigations relating to acquired businesses, and the impact on the final purchase price allocations; and the fair values of our assets.

In addition, for a discussion of other risks and uncertainties that could impair our results of operations or financial condition, see “Part I — Item 1A — Risk Factors” and Note 19 to our audited consolidated financial statements, in each case included in this Annual Report on Form 10-K for the year ended December 31, 2014 and any material updates to these factors contained in any of our future filings.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For data regarding quantitative and qualitative disclosures related to our market risk sensitive financial instruments, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Derivative Financial Instruments and Other Market Risk” and Note 14 to our audited consolidated financial statements. See Notes 13 and 15 to our audited consolidated financial statements for the aggregate fair values and notional amounts of our foreign currency forward contracts at December 31, 2014.

Item 8. Financial Statements and Supplementary Data

See our audited consolidated financial statements beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (“Exchange Act”) related to L-3 Holdings and L-3 Communications (collectively “L-3”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chairman, president and chief executive officer and our senior vice president and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our chairman, president and chief executive officer and our senior vice president and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based upon that evaluation, our chairman, president and chief executive officer and our senior vice president and chief financial officer concluded that, as of December 31, 2014, the design and operation of our disclosure controls and procedures were not effective to accomplish their objectives at the reasonable assurance level due to the existence of the material weaknesses discussed below. The material weaknesses were identified in connection with the internal review of our Aerospace Systems segment, which is discussed in “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Internal Review of Aerospace Systems segment and Related Matters” of this Form 10-K. The review was completed in October 2014.

Notwithstanding the material weaknesses described below, management has concluded that the Company’s consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

Management’s Report on Internal Control over Financial Reporting

As required by SEC rules and regulations, our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as such term is defined in Exchange Act Rule 13a-15(f). Our ICFR is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Our ICFR includes policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of L-3, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with the authorizations of our management and our board of directors, and (3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of our assets, in each case, that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, ICFR may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of L-3’s internal control over financial reporting as of December 31, 2014. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013) (the “COSO Criteria”). Based on our assessments and those criteria, management determined that L-3 did not maintain effective ICFR as of December 31, 2014. This assessment was due to the existence of the material weaknesses discussed below that were identified in connection with the internal review as discussed above.

Description of Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Based on our assessment following the completion of the internal review of the Aerospace Systems segment, management identified the following material weaknesses in its ICFR.

1.

The Company did not maintain an effective control environment at its Aerospace Systems segment due to: (a) the inadequate execution of existing controls related to the annual review and approval of contract (revenue arrangement) estimates, (b) not following established Company accounting policies, controls and procedures, and (c) the intentional override of numerous transactional and monitoring internal controls at its Army Sustainment division, with regard to the: (i) valuation of inventories, unbilled contract receivables and billed receivables; (ii) preparation of contract invoices; (iii) preparation, review and approval of contract estimates; (iv) recognition of costs overruns on a fixed-price maintenance and logistics support contract; (v) review and analysis of division quarterly financial statements; (vi) physical counts of inventory; and (vii) preparation, review and approval of journal entries.

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

The material weaknesses did not result in any material misstatements of the Company’s financial statements and disclosures for the years ended December 31, 2014, 2013, or 2012. However, these material weaknesses, if not remediated, could result in material misstatements to the Company’s annual financial statements or to its interim consolidated financial statements and related disclosures that would not be prevented or detected.

The effectiveness of the Company’s ICFR as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report. See page F-2 to our consolidated financial statements for their report.

Remediation Plans for Material Weaknesses in Internal Control over Financial Reporting

In response to these identified material weaknesses, our management, with oversight from our audit committee, is dedicating significant resources to improve our ICFR and to remediate the identified material weaknesses. These efforts are ongoing and are focused on strengthening the Company’s control environment and organizational structure by taking the following actions:

•

The Company terminated four employees at its Aerospace Systems segment and one employee at its Aerospace Systems segment resigned. The Company replaced its Aerospace Systems segment chief financial officer, the Logistics Solutions sector president, the Logistics Solutions sector general counsel, the Army Sustainment division president and the Army Sustainment Division vice president of finance at the time of the misconduct.

•	The Company has enhanced and reinforced its quarterly and annual financial statement certification process for the Company’s Aerospace Systems segment and its divisions.

•

During the fourth quarter of 2014, the Company conducted re-training sessions for the financial management personnel at the Aerospace Systems segment and its divisions with regard to the Company’s accounting policies and ICFR for: (i) valuation of inventories, unbilled contract receivables and billed receivables; (ii) the preparation of contract invoices; (iii) the preparation, review and approval of contract estimates; (iv) the recognition of incurred costs on fixed-price service contracts; (v) review and analysis of division quarterly financial statements; (vi) physical counts of inventory; and (vii) preparation, review and approval of journal entries. This training was conducted by senior corporate and segment financial management.

•

During the fourth quarter of 2014, the Company’s corporate controllers office validated and reperformed, as appropriate, Aerospace Systems’ segment and its divisions’ compliance with the Company’s ICFR, including controls related to: (1) valuation of inventories, and unbilled and billed contract receivables, (2) preparation, review and approval of contract estimates, (3) account reconciliations, (4) revenue recognition, and (5) variance analyses. The Company expects to continue with these efforts until it is comfortable that these control deficiencies have been remediated.

•

During the fourth quarter of 2014, in order to strengthen the Aerospace Systems segment organizational structure, the Company combined the Platform Systems sector and the Logistics Solutions sector to create the Platform and Logistics Solutions sector. The Company appointed a new president of the Platform and Logistics Solutions sector. In addition, the Company appointed a new chief financial officer of the Logistics Solutions division.

•	Effective January 2, 2015, the Company also expanded the financial reporting leadership team at the Aerospace Systems segment by establishing and filling a controller position.

•

Strengthened the Company’s procedures for the review of employee concerns regarding violations of the Company’s accounting policies and ICFR by designating Senior employees to ensure that these concerns are reviewed in an effective manner. These procedures consisted of: (i) when appropriate, assigning these matters to subject matter experts for review and resolution, and (ii) informing the appropriate members of senior management and the audit committee on a timely basis about the nature, scope and results of such reviews. These senior employees report to the Company’s chief executive officer and the audit committee with respect to these monitoring activities.

We are evaluating additional remedial actions at the Aerospace Systems segment, in particular at the Logistics Solutions division, including, with respect to appropriate staffing requirements, to remediate the control deficiencies identified at December 31, 2014. We are also evaluating staffing requirements related to the review of employee concerns. As we continue to evaluate and work to improve our ICFR, we may implement additional measures to address the identified material weaknesses or to modify the remediation plan. The identified material weaknesses will continue to exist until the remedial actions described above are implemented and successfully tested.

Changes in internal control over financial reporting

Other than the steps taken to remediate the material weakness described above, there have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company posts its Code of Ethics and Business Conduct on the Corporate Governance webpage at its website at http://www.L-3com.com under the link “Code of Ethics and Business Conduct.” The Company’s Code of Ethics and Business Conduct applies to all directors, officers and employees, including our chairman, president and chief executive officer, our senior vice president and chief financial officer, and our corporate controller and principal accounting officer. We will post any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE, on our website within the required periods.

The remaining information called for by Item 10 will be included in the sections captioned “Proposal 1. Election of Directors,” “Continuing Members of the Board of Directors,” “Executives and Certain Other Officers of the Company” and “Section 16(A) Beneficial Ownership Reporting Compliance,” “The Board of Directors and Certain Governance Matters” in the definitive proxy statement (the “Company’s Proxy Statement”) relating to the Company’s 2015 Annual Meeting of Shareholders, to be held on May 5, 2015, and is incorporated herein by reference. L-3 Holdings will file its proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of its 2014 fiscal year covered by this Form 10-K.

Item 11. Executive Compensation

The following sections of the Company’s Proxy Statement are incorporated herein by reference: “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Tabular Executive Compensation Disclosure,” “Compensation of Directors” and “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Management” and “Equity Compensation Plan Information” sections of the Company’s Proxy Statement are incorporated herein by reference.

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

Exhibits

Exhibit No.	Description of Exhibits
2.1	Distribution Agreement between L-3 Communications Holdings, Inc. and Engility Holdings, Inc. dated as of July 16, 2012 (incorporated by reference to Exhibit 2.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended September 28, 2012 (File Nos. 001-14141 and 333-46983)).
3.1	Amended and Restated Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants’ Current Report on Form 8-K filed on May 2, 2013 (File Nos. 001-14141 and 333-46983)).
3.2	Amended and Restated By-Laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrants’ Current Report on Form 8-K filed on May 2, 2013 (File Nos. 001-14141 and 333-46983)).
3.3	Certificate of Incorporation of L-3 Communications Corporation (incorporated by reference to Exhibit 3.1 to L-3 Communications Corporation’s Registration Statement on Form S-4/A filed on September 12, 1997 (File No. 333-31649)).
3.4	Amended and Restated Bylaws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to the Registrants’ Current Report on Form 8-K filed on December 17, 2007 (File Nos. 001-14141 and 333-46983)).
4.1	Form of Common Stock Certificate of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 25, 2010 (File Nos. 001-14141 and 333-46983)).
4.2	Indenture dated as of October 2, 2009 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.15 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 25, 2009 (File Nos. 001-14141 and 333-46983)).
4.3	Supplemental Indenture dated as of February 3, 2012 among L-3 Communications Corporation, The Bank of New York Mellon, as trustee, and the guarantors named therein to the Indenture dated as of October 2, 2009 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.7 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2011 (File Nos. 001-14141 and 333-46983)).
4.4	Indenture, dated as of May 21, 2010, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Registrants’ Current Report on Form 8-K dated May 24, 2010 (File Nos. 001-14141 and 333-46983)).
4.5	First Supplemental Indenture, dated as of May 21, 2010, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K dated May 24, 2010 (File Nos. 001-14141 and 333-46983)).
4.6	Second Supplemental Indenture, dated as of February 7, 2011, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K dated February 8, 2011 (File Nos. 001-14141 and 333-46983)).
4.7	Third Supplemental Indenture, dated as of November 22, 2011, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K dated November 22, 2011 (File Nos. 001-14141 and 333-46983)).

Exhibit No.	Description of Exhibits
4.8	Fourth Supplemental Indenture, dated as of February 3, 2012, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A, as Trustee (incorporated by reference to Exhibit 4.12 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File Nos. 001-14141 and 333-46983)).
4.9	Fifth Supplemental Indenture, dated as of May 28, 2014, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K dated May 28, 2014 (File Nos. 001-14141 and 333-46983)).
10.1	Amended and Restated Credit Agreement, dated as of February 3, 2012, among L-3 Communications Corporation, L-3 Communications Holdings, Inc. and certain subsidiaries of the Registrants from time to time party thereto as guarantors, certain lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K dated February 3, 2012 (File Nos. 001-14141 and 333-46983)).
†10.2	L-3 Communications Holdings, Inc. 1997 Option Plan for Key Employees (incorporated by reference to Exhibit 10.91 to L-3 Communications Holdings, Inc.’s Registration Statement on Form S-1/A filed on April 6, 1998 (File No. 333-46975)).
†10.3	Form of L-3 Communications Holdings, Inc. 1997 Option Plan for Key Employees Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.9 to L-3 Communications Holdings, Inc.’s Registration Statement on Form S-1/A filed on April 6, 1998 (File No. 333-46975)).
†10.4	L-3 Communications Holdings, Inc. Amended and Restated 1998 Directors Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.16 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2006 (File Nos. 001-14141 and 333-46983)).
†10.5	Form of L-3 Communications Holdings, Inc. 1998 Directors Stock Option Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.96 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2004 (File Nos. 001-14141 and 333-46983)).
†10.6	Form of L-3 Communications Holdings, Inc. 1998 Directors Stock Option Plan Nonqualified Stock Option Agreement (2007 Version) (incorporated by reference to Exhibit 10.3 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2007 (File Nos. 001-14141 and 333-46983)).
†10.7	L-3 Communications Holdings, Inc. Amended and Restated 1999 Long Term Performance Plan (Conformed copy reflecting all amendments through February 11, 2008) (incorporated by reference to Exhibit 10.4 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2007 (File Nos. 001-14141 and 333-46983)).
†10.8	Form of L-3 Communications Holdings, Inc. 1999 Long Term Performance Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.97 of the Registrants’ Quarterly Report on Form 10-Q for the period ended September 30, 2004 (File Nos. 001-14141 and 333-46983)).
†10.9	Form of L-3 Communications Holdings, Inc. 1999 Long Term Performance Plan Nonqualified Stock Option Agreement (2006 Version) (incorporated by reference to Exhibit 10.64 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2006 (File Nos. 001-14141 and 333-46983)).
†10.10	L-3 Communications Holdings, Inc. 2008 Amended and Restated Long Term Performance Plan (incorporated by reference to Exhibit 10.10 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2013 (File Nos. 001-14141 and 333-46983)).

Exhibit No.	Description of Exhibits
†10.11	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2008 Version) (incorporated by reference to Exhibit 10.2 of the Registrants’ Quarterly Report on Form 10-Q for the period ended June 27, 2008 (File Nos. 001-14141 and 333-46983)).
†10.12	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2009 Version) (incorporated by reference to Exhibit 10.1 of the Registrants’ Quarterly Report on Form 10-Q for the period ended June 26, 2009 (File Nos. 001-14141 and 333-46983)).
†10.13	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2011 Version) (incorporated by reference to Exhibit 10.12 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2010 (file Nos. 001-14141 and 333-46983)).
†10.14	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2014 Version) (incorporated by reference to Exhibit 10.3 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 28, 2014 (File Nos. 001-14141 and 333-46983)).
†10.15	Form of Amended and Restated L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2011 and 2012 CEO Version) (incorporated by reference to Exhibit 10.14 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2012 (File Nos. 001-14141 and 333-46983)).
†10.16	Form of Amended and Restated L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2013 CEO Version) (incorporated by reference to Exhibit 10.4 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 29, 2013 (File Nos. 001-14141 and 333-46983)).
†10.17	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2014 CEO Version) (incorporated by reference to Exhibit 10.3 of the Registrants’ Quarterly Report on Form 10-Q for the period ended June 27, 2014 (File Nos. 001-14141 and 333-46983)).
†10.18	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2009 Version) (incorporated by reference to Exhibit 10.17 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008 (File Nos. 001-14141 and 333-46983)).
†10.19	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2014 Version) (incorporated by reference to Exhibit 10.5 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 28, 2014 (File Nos. 001-14141 and 333-46983)).
†10.20	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2013 CEO Version) (incorporated by reference to Exhibit 10.5 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 29, 2013 (File Nos. 001-14141 and 333-46983)).
†10.21	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2014 CEO Version) (incorporated by reference to Exhibit 10.6 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 28, 2014 (File Nos. 001-14141 and 333-46983)).
†10.22	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2013 Senior Executive Version) (incorporated by reference to Exhibit 10.6 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 29, 2013 (File Nos. 001-14141 and 333-46983)).

Exhibit No.	Description of Exhibits
†10.23	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2014 Senior Executive Version) (incorporated by reference to Exhibit 10.7 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 28, 2014 (File Nos. 001-14141 and 333-46983)).
†10.24	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2013 Non-Employee Directors Version) (incorporated by reference to Exhibit 10.7 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 29, 2013 (File Nos. 001-14141 and 333-46983)).
†10.25	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2014 Non-Employee Directors Annual Equity Award Version) (incorporated by reference to Exhibit 10.4 of the Registrants’ Quarterly Report on Form 10-Q for the period ended June 27, 2014 (File Nos. 001-14141 and 333-46983)).
†10.26	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2014 Non-Employee Directors Deferred Compensation Version) (incorporated by reference to Exhibit 10.5 of the Registrants’ Quarterly Report on Form 10-Q for the period ended June 27, 2014 (File Nos. 001-14141 and 333-46983)).
†10.27	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Agreement (2012 Version) (incorporated by reference to Exhibit 10.18 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2011 (File Nos. 001-14141 and 333-46983)).
†10.28	Form of Amended and Restated L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Award Notice (2012 Version) (incorporated by reference to Exhibit 10.20 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2012 (File Nos. 001-14141 and 333-46983)).
†10.29	Form of Amended and Restated L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Award Notice (2013 Version) (incorporated by reference to Exhibit 10.8 to the Registrants’ Quarterly Report on Form 10-Q for the period ended March 29, 2013 (File Nos. 001-14141 and 333-46983)).
†10.30	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Agreement (2014 Version) (incorporated by reference to Exhibit 10.8 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 28, 2014 (File Nos. 001-14141 and 333-46983)).
†10.31	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Award Notice (2014 Version) (incorporated by reference to Exhibit 10.9 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 28, 2014 (File Nos. 001-14141 and 333-46983)).
†10.32	L-3 Communications Holdings, Inc. 2012 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended March 30, 2012 (File Nos. 001-14141 and 333-46983)).
†10.33	Form of L-3 Communications Holdings, Inc. 2012 Cash Incentive Plan Performance Cash Award Agreement (2012 version) (incorporated by reference to Exhibit 10.2 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 30, 2012 (File Nos. 001-14141 and 333-46983)).
†10.34	Form of L-3 Communications Holdings, Inc. 2012 Cash Incentive Plan Performance Cash Award Notice (2012 Version) (incorporated by reference to Exhibit 10.3 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 30, 2012 (File Nos. 001-14141 and 333-46983)).
†10.35	Form of L-3 Communications Holdings, Inc. 2012 Cash Incentive Plan Performance Cash Award Notice (2013 Version) (incorporated by reference to Exhibit 10.9 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 29, 2013 (File Nos. 001-14141 and 333-46983)).

Exhibit No.	Description of Exhibits
†10.36	Form of L-3 Communications Holdings, Inc. 2012 Cash Incentive Plan Performance Cash Award Agreement (2014 Version) (incorporated by reference to Exhibit 10.10 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 28, 2014 (File Nos. 001-14141 and 333-46983)).
†10.37	Form of L-3 Communications Holdings, Inc. 2012 Cash Incentive Plan Performance Cash Award Notice (2014 Version) (incorporated by reference to Exhibit 10.11 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 28, 2014 (File Nos. 001-14141 and 333-46983)).
†10.38	L-3 Communications Holdings, Inc. Amended and Restated 2008 Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.24 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2012 (File Nos. 001-14141 and 333-46983)).
†10.39	Form of L-3 Communications Holdings, Inc. 2008 Directors Stock Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 27, 2009 (File Nos. 001-14141 and 333-46983)).
†10.40	Global Spin-Off Amendment to Equity Award Agreements dated as of July 18, 2012 (incorporated by reference to Exhibit 10.26 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2012 (File Nos. 001-14141 and 333-46983)).
†10.41	Global Amendment to Non-Employee Director RSU Agreements dated as of April 30, 2013 (incorporated by reference to Exhibit 10.10 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 29, 2013 (File Nos. 001-14141 and 333-46983)).
†10.42	L-3 Communications Holdings, Inc. Amended and Restated Change in Control Severance Plan (incorporated by reference to Exhibit 10.21 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008 (File Nos. 001-14141 and 333-46983)).
†10.43	L-3 Communications Corporation Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.22 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008 (File Nos. 001-14141 and 333-46983)).
†10.44	Amendment 2012-2 to the L-3 Communications Corporation Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.29 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2012 (File Nos. 001-14141 and 333-46983)).
†10.45	L-3 Communications Corporation Deferred Compensation Plan I (incorporated by reference to Exhibit 10.15 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2007 (File Nos. 001-14141 and 333-46983)).
†10.46	Amendment No. 1 to the L-3 Communications Corporation Deferred Compensation Plan I (incorporated by reference to Exhibit 10.16 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2007 (File Nos. 001-14141 and 333-46983)).
†10.47	L-3 Communications Corporation Deferred Compensation Plan II (incorporated by reference to Exhibit 10.25 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008 (File Nos. 001-14141 and 333-46983)).
*†10.48	Professional Services Agreement between L-3 Communications Corporation and John P. White effective May 7, 2014, as amended and restated effective October 21, 2014.

Exhibit No.	Description of Exhibits
10.49	Tax Matters Agreement between L-3 Communications Holdings, Inc. and Engility Holdings, Inc. dated as of July 16, 2012 (incorporated by reference to Exhibit 10.2 to the Registrants’ Quarterly Report on Form 10-Q for the period ended September 28, 2012 (File Nos. 001-14141 and 333-46983)).
+10.50	Master Supply Agreement between L-3 Communications Corporation (as Seller) and Engility Corporation (as Buyer) dated as of July 16, 2012 (incorporated by reference to Exhibit 10.4 to the Registrants’ Quarterly Report on Form 10-Q for the period ended September 28, 2012 (File Nos. 001-14141 and 333-46983)).
+10.51	Master Supply Agreement between L-3 Communications Corporation (as Buyer) and Engility Corporation (as Seller) dated as of July 16, 2012 (incorporated by reference to Exhibit 10.5 to the Registrants’ Quarterly Report on Form 10-Q for the period ended September 28, 2012 (File Nos. 001-14141 and 333-46983)).
**11	L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Common Share.
*12	Ratio of Earnings to Fixed Charges.
*21	Subsidiaries of the Registrant.
*23	Consent of PricewaterhouseCoopers LLP.
*31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*32	Section 1350 Certification.
***101.INS	XBRL Instance Document
***101.SCH	XBRL Taxonomy Extension Schema Document
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
***101.LAB	XBRL Taxonomy Extension Label Linkbase Document
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	The information required in this exhibit is presented in Note 16 to the consolidated financial statements as of December 31, 2014 in accordance with the provisions of ASC 260, Earnings Per Share.

***	Filed electronically with this report.

†	Represents management contract, compensatory plan or arrangement in which directors and/or executive officers are entitled to participate.

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

L-3 COMMUNICATIONS HOLDINGS, INC. L-3 COMMUNICATIONS CORPORATION

By: /s/ RALPH G. D’AMBROSIO

Title: Senior Vice President and Chief Financial Officer

Date: February 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants in the capacities indicated on February 26, 2015.

Signature	Title

/S/ MICHAEL T. STRIANESE	Chairman, President and Chief Executive Officer
Michael T. Strianese	(Principal Executive Officer) and Director

/S/ RALPH G. D’AMBROSIO	Senior Vice President and Chief Financial Officer
Ralph G. D’Ambrosio	(Principal Financial Officer)

/S/ DAN AZMON	Vice President, Controller and Principal Accounting Officer
Dan Azmon

/S/ ROBERT B. MILLARD	Director
Robert B. Millard

/S/ CLAUDE R. CANIZARES	Director
Claude R. Canizares

/S/ THOMAS A. CORCORAN	Director
Thomas A. Corcoran

/S/ LEWIS KRAMER	Director
Lewis Kramer

/S/ LLOYD W. NEWTON	Director
Lloyd W. Newton

/S/ H. HUGH SHELTON	Director
H. Hugh Shelton

/S/ ARTHUR L. SIMON	Director
Arthur L. Simon

/S/ ALAN H. WASHKOWITZ	Director
Alan H. Washkowitz

/S/ VINCENT PAGANO, JR.	Director
Vincent Pagano, Jr.

/S/ ANN E. DUNWOODY	Director
Ann E. Dunwoody

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of L-3 Communications Holdings, Inc. and L-3 Communications Corporation:

In our opinion, the accompanying (1) consolidated balance sheets of L-3 Communications Holdings, Inc. and the related consolidated statements of operations, comprehensive income, equity, and cash flows, and (2) consolidated balance sheets of L-3 Communications Corporation and the related consolidated statements of operations, comprehensive income, equity, and cash flows present fairly, in all material respects, the financial positions of (1) L-3 Communications Holdings, Inc. and its subsidiaries and (2) L-3 Communications Corporation and its subsidiaries (collectively, the “Company”) at December 31, 2014 and 2013, and the results of the operations and the cash flows of (1) L-3 Communications Holdings, Inc. and (2) L-3 Communications Corporation for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, (1) L-3 Communications Holdings, Inc. and (2) L-3 Communications Corporation did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to (1) the Company did not maintain an effective control environment at its Aerospace Systems segment with respect to: (a) inadequate execution of existing controls around the annual review and approval of contract (revenue arrangement) estimates, (b) not following established Company accounting policies, controls and procedures, and (c) intentional override of numerous transactional and monitoring internal controls at its Army Sustainment division; and (2) Company personnel did not perform reviews of certain employee concerns regarding violations of the Company’s accounting policies and internal control over financial reporting in a sufficient and effective manner, including assigning those matters to the appropriate subject matter experts for resolution, and informing appropriate members of senior management and the audit committee about the nature of the concerns and the scope and results of the reviews existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting of the Company appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audits of the 2014 consolidated financial statements of L-3 Communications Holdings, Inc. and of L-3 Communications Corporation, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for the financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the internal control over financial reporting of L-3 Communications Holdings, Inc. and of L-3 Communications Corporation based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

New York, New York

February 26, 2015

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$442	$500
Billed receivables, net of allowances of $14 in 2014 and $26 in 2013	852	991
Contracts in process	2,295	2,442
Inventories	288	366
Deferred income taxes	127	147
Other current assets	186	167
Assets held for sale	547	—

Total current assets	4,737	4,613

Property, plant and equipment, net	1,088	1,042
Goodwill	7,501	7,796
Identifiable intangible assets	243	285
Deferred debt issue costs	27	24
Other assets	240	247

Total assets	$13,836	$14,007

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$382	$535
Accrued employment costs	510	545
Accrued expenses	402	464
Advance payments and billings in excess of costs incurred	573	576
Income taxes	23	31
Other current liabilities	398	402
Liabilities held for sale	237	—

Total current liabilities	2,525	2,553

Pension and postretirement benefits	1,187	727
Deferred income taxes	443	635
Other liabilities	382	406
Long-term debt	3,939	3,630

Total liabilities	8,476	7,951

Commitments and contingencies (see Note 19)
Equity:
L-3 shareholders’ equity:
L-3 Communications Holdings, Inc.’s common stock: $.01 par value; 300,000,000 shares authorized, 82,040,525 shares outstanding at December 31, 2014 and 85,828,485 shares outstanding at December 31, 2013 (L-3 Communications Corporation’s common stock: $.01 par value, 100 shares authorized, issued and outstanding)	5,799	5,653
L-3 Communications Holdings, Inc.’s treasury stock (at cost), 73,005,891 shares at December 31, 2014 and 66,118,406 shares at December 31, 2013	(6,111)	(5,288)
Retained earnings	6,181	5,726
Accumulated other comprehensive loss	(584)	(110)

Total L-3 shareholders’ equity	5,285	5,981
Noncontrolling interests	75	75

Total equity	5,360	6,056

Total liabilities and equity	$13,836	$14,007

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2014	2013	2012
Net sales:
Products	$6,909	$7,189	$7,586
Services	5,215	5,433	5,521

Total net sales	12,124	12,622	13,107

Cost of sales:
Products	(6,219)	(6,409)	(6,782)
Services	(4,820)	(5,001)	(5,017)

Total cost of sales	(11,039)	(11,410)	(11,799)

Operating income	1,085	1,212	1,308
Interest expense	(178)	(177)	(184)
Interest and other income, net	18	20	11
Debt retirement charge	—	—	(13)

Income from continuing operations before income taxes	925	1,055	1,122
Provision for income taxes	(248)	(295)	(360)

Income from continuing operations	677	760	762
Income from discontinued operations, net of income tax	—	—	32

Net income	$677	$760	$794
Net income attributable to noncontrolling interests	(13)	(9)	(10)

Net income attributable to L-3	$664	$751	$784

Basic earnings per share attributable to L-3 Holdings’ common shareholders:
Continuing operations	$7.78	$8.40	$7.85
Discontinued operations	—	—	0.29

Basic earnings per share	$7.78	$8.40	$8.14

Diluted earnings per share attributable to L-3 Holdings’ common shareholders:
Continuing operations	$7.56	$8.24	$7.74
Discontinued operations	—	—	0.29

Diluted earnings per share	$7.56	$8.24	$8.03

Cash dividends declared per common share	$2.40	$2.20	$2.00

L-3 Holdings’ weighted average common shares outstanding:
Basic	85.4	89.4	96.3

Diluted	87.8	91.1	97.6

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year Ended December 31,
	2014	2013	2012
Net income	$677	$760	$794
Other comprehensive (loss) income:
Foreign currency translation adjustments	(123)	(25)	34
Unrealized (losses) gains on hedging instruments(1)	(6)	(2)	3
Pension and postretirement benefit plans:
Amortization of net loss and prior service cost previously recognized(2)	9	53	42
Net prior service (costs) credit arising during the period(3)	—	(9)	3
Net gain (loss) arising during the period(4)	(354)	423	(178)

Net change in pension and postretirement benefit plans	(345)	467	(133)

Total other comprehensive (loss) gain	(474)	440	(96)

Comprehensive income	203	1,200	698
Comprehensive income attributable to noncontrolling interests	(13)	(9)	(10)

Comprehensive income attributable to L-3	$190	$1,191	$688

(1)	Net of income tax benefits of $1 million in 2014 and $3 million in 2013 and income taxes of $2 million in 2012
(2)	Net of income taxes of $6 million in 2014, $30 million in 2013 and $26 million in 2012
(3)	Net of an income tax benefit of $5 million in 2013 and income taxes of $2 million in 2012
(4)	Net of an income tax benefit of $211 million in 2014, income taxes of $243 million in 2013 and an income tax benefit of $105 million in 2012

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except per share data)

	L-3 Holdings’ Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par Value
Balance at December 31, 2011	99.0	$1	$5,063	$(3,616)	$5,650	$(454)	$89	$6,733
Net income					784		10	794
Other comprehensive loss						(96)		(96)
Distributions to noncontrolling interests							(10)	(10)
Cash dividends declared ($2.00 per share)					(196)			(196)
Shares issued:
Employee savings plans	2.1		141					141
Exercise of stock options	0.4		19					19
Employee stock purchase plan	0.7		39					39
Stock-based compensation expense			60					60
Contribution received from the spin-off of Engility					335			335
Spin-off of Engility					(1,398)		(13)	(1,411)
Treasury stock purchased	(12.1)			(872)				(872)
Other	0.3		(9)					(9)

Balance at December 31, 2012	90.4	1	5,313	(4,488)	5,175	(550)	76	5,527
Net income					751		9	760
Other comprehensive income						440		440
Distributions to noncontrolling interests							(10)	(10)
Cash dividends declared ($2.20 per share)					(201)			(201)
Shares issued:
Employee savings plans	1.5		121					121
Exercise of stock options	1.8		128					128
Employee stock purchase plan	0.5		36					36
Stock-based compensation expense			59					59
Treasury stock purchased	(8.7)			(800)				(800)
Other	0.3		(5)		1			(4)

Balance at December 31, 2013	85.8	1	5,652	(5,288)	5,726	(110)	75	6,056
Net income					664		13	677
Other comprehensive loss						(474)		(474)
Distributions to noncontrolling interests							(13)	(13)
Cash dividends declared ($2.40 per share)					(209)			(209)
Shares issued:
Employee savings plans	1.2		130					130
Exercise of stock options	1.2		109					109
Employee stock purchase plan	0.3		35					35
Stock-based compensation expense			52					52
Treasury stock purchased	(6.9)			(823)				(823)
Retirement of Convertible Contingent Debt Securities			(161)					(161)
Other	0.4		(19)					(19)

Balance at December 31, 2014	82.0	$1	$5,798	$(6,111)	$6,181	$(584)	$75	$5,360

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2014	2013	2012
Operating activities:
Net income	$677	$760	$794
Income from discontinued operations, net of tax	—	—	(32)

Income from continuing operations	677	760	762
Depreciation of property, plant and equipment	172	166	170
Amortization of intangibles and other assets	53	48	58
Deferred income tax provision	121	42	97
Stock-based employee compensation expense	52	59	59
Contributions to employee savings plans in L-3 Holdings’ common stock	130	114	125
Amortization of pension and postretirement benefit plans net loss and prior service cost	15	83	68
Amortization of bond discounts and deferred debt issue costs (included in interest expense)	7	6	7
Equity in losses of unconsolidated subsidiaries	—	—	3
Other non-cash items	—	2	9
Changes in operating assets and liabilities, excluding amounts from acquisitions, divestitures, and discontinued operations:
Billed receivables	51	(18)	147
Contracts in process	6	86	(67)
Inventories	—	1	(35)
Other assets	(18)	(88)	8
Accounts payable, trade	(112)	28	92
Accrued employment costs	(10)	(5)	(10)
Accrued expenses	(17)	1	(100)
Advance payments and billings in excess of costs incurred	66	(44)	37
Income taxes	7	31	(47)
Excess income tax benefits related to share-based payment arrangements	(17)	(4)	(3)
Other current liabilities	12	15	(46)
Pension and postretirement benefits	(44)	14	(64)
All other operating activities	(26)	(34)	(39)

Net cash from operating activities from continuing operations	1,125	1,263	1,231

Investing activities:
Contribution received from the spin-off of Engility	—	—	335
Business acquisitions, net of cash acquired	(57)	(62)	(348)
Proceeds from sale of a business	6	4	5
Capital expenditures	(183)	(209)	(210)
Dispositions of property, plant and equipment	4	12	5
Cash from equity investees	—	—	20
Other investing activities	1	(6)	(7)

Net cash used in investing activities from continuing operations	(229)	(261)	(200)

Financing activities:
Proceeds from sale of senior notes	996	—	—
Redemption of senior subordinated notes	—	—	(500)
Redemption of CODES	(935)	—	—
Borrowings under revolving credit facility	1,367	1,893	596
Repayment of borrowings under revolving credit facility	(1,367)	(1,893)	(596)
Common stock repurchased	(823)	(800)	(872)
Dividends paid on L-3 Holdings’ common stock	(208)	(199)	(195)
Proceeds from exercise of stock options	93	128	19
Proceeds from employee stock purchase plan	35	36	39
Debt issue costs	(8)	—	(6)
Excess income tax benefits related to share-based payment arrangements	17	4	3
Other financing activities	(43)	(18)	(15)

Net cash used in financing activities from continuing operations	(876)	(849)	(1,527)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(17)	(2)	7
Cash from (used in) discontinued operations:
Operating activities	—	—	75
Financing activities	—	—	(1)

Cash from discontinued operations	—	—	74

Change in cash balance in assets held for sale	(61)	—	—
Net (decrease) increase in cash and cash equivalents	(58)	151	(415)
Cash and cash equivalents, beginning of the year	500	349	764

Cash and cash equivalents, end of the year	$442	$500	$349

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

L-3 Communications Holdings, Inc. derives all of its operating income and cash flows from its wholly-owned subsidiary, L-3 Communications Corporation (L-3 Communications). L-3 Communications Holdings, Inc. (L-3 Holdings and, together with its subsidiaries, referred to herein as L-3 or the Company) is a prime contractor in Intelligence, Surveillance and Reconnaissance (ISR) systems, aircraft sustainment (including modifications, logistics and maintenance), simulation and training, night vision and image intensification equipment, enterprise and mission information technology (IT) solutions and cyber operations. L-3 is also a leading provider of a broad range of communication and electronic systems and products used on military and commercial platforms. The Company’s customers include the United States (U.S.) Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), foreign governments, and domestic and international commercial customers.

The Company has the following four reportable segments: (1) Electronic Systems, (2) Aerospace Systems, (3) Communication Systems, and (4) National Security Solutions (NSS). Electronic Systems provides a broad range of components, products, subsystems, systems, and related services for military and commercial customers in several niche markets across several business areas. These business areas include precision engagement & training, sensor systems, power & propulsion systems, marine systems, aviation products, warrior systems and security & detection systems. Aerospace Systems delivers integrated solutions for the global ISR market and provides modernization, upgrade, sustainment, and maintenance and logistics support for a wide variety of aircraft and ground systems. Communication Systems delivers products and services for the global communications market, specializing in strategic and tactical airborne, space, ground and sea-based communication systems. NSS provides cybersecurity solutions, high-performance computing, enterprise IT services, analytics and intelligence analysis to the DoD, U.S. Government intelligence agencies, federal civilian agencies and foreign governments. Financial information with respect to each of our segments is included in Note 22.

2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying financial statements comprise the consolidated financial statements of L-3 Holdings and L-3 Communications. L-3 Holdings’ only asset is its investment in the common stock of L-3 Communications, its wholly-owned subsidiary, and its only obligations are: (1) its guarantee of borrowings under the Amended and Restated Revolving Credit Facility (“Credit Facility”) of L-3 Communications and (2) its guarantee of other contractual obligations of L-3 Communications and its subsidiaries. As of June 20, 2014, L-3 Holdings’ obligation for its 3% Convertible Contingent Debt Securities (CODES) due 2035, which were issued on July 29, 2005, have been fully retired. L-3 Holdings’ obligations relating to the CODES were jointly, severally, fully and unconditionally guaranteed by L-3 Communications and certain of its wholly-owned domestic subsidiaries. Accordingly, such debt was reflected as debt of L-3 Communications in its consolidated financial statements at December 31, 2013 in accordance with the accounting standards for pushdown accounting. All issuances of and conversions into L-3 Holdings’ equity securities, including grants of stock options, restricted stock units and performance units by L-3 Holdings to employees and directors of L-3 Communications and its subsidiaries, have been reflected in the consolidated financial statements of L-3 Communications. As a result, the consolidated financial positions, results of operations and cash flows of L-3 Holdings and L-3 Communications are substantially the same. See Note 25 for additional information regarding the audited financial information of L-3 Communications and its subsidiaries.

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

Revenue Recognition: Substantially all of the Company’s sales are generated from written contractual (revenue) arrangements. The sales price for the Company’s revenue arrangements are either fixed-price, cost-plus or time-and-material type. Depending on the contractual scope of work, the Company utilizes either contract accounting standards or accounting standards for revenue arrangements with commercial customers to account for these contracts. Approximately 46% of the Company’s 2014 sales were accounted for under contract accounting standards, of which approximately 40% were fixed-price type contracts and approximately 6% were cost-plus type contracts. For contracts that are accounted for under contract accounting standards, sales and profits are recognized based on: (1) a Percentage-of-Completion (POC) method of accounting (fixed-price contracts), (2) allowable costs incurred plus the estimated profit on those costs (cost-plus contracts), or (3) direct labor hours expended multiplied by the contractual fixed rate per hour plus incurred costs for material (time-and-material contracts). Aggregate net changes in contract estimates increased operating income by $66 million, or 6%, for the year ended December 31, 2014, $114 million, or 9%, for the year ended December 31, 2013, and $72 million, or 6%, for the year ended December 31, 2012.

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

Sales and cost of sales in connection with contracts to provide services to the U.S. Government that contain collection risk because the contracts are incrementally funded and subject to the availability of funds appropriated, are deferred until a contract modification is obtained, indicating that adequate funds are available to the contract or task order.

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Product Warranties: Product warranty costs are accrued when revenue is recognized for the covered products. Product warranty expense is recognized based on the terms of the product warranty and the related estimated costs. Accrued warranty costs are reduced as product warranty costs are incurred or as warranty periods expire.

The table below presents the changes in the Company’s accrued product warranty costs.

	Year Ended December 31,
	2014	2013
	(in millions)
Accrued product warranty costs(1):
Balance at January 1	$99	$99
Acquisitions during this period	—	2
Accruals for product warranties issued during the period	71	71
Changes to accruals for product warranties existing before January 1	1	3
Foreign currency translation adjustments	(2)	—
Settlements made during the period	(67)	(76)
Liabilities held for sale(2)	(9)	—

Balance at December 31	$93	$99

(1)

Warranty obligations incurred in connection with long-term production contracts that are accounted for under the POC cost-to-cost method are included within the contract estimates at completion and are excluded from the above amounts. The balances above include both the current and non-current amounts.

(2)	On December 16, 2014, the Company entered into a definitive agreement with Wärtsilä Corporation to sell its Marine Systems International business.

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

The Company values its acquired contracts in process in connection with business acquisitions on the date of acquisition at contract value less the Company’s estimated costs to complete the contract and a reasonable profit allowance on the Company’s completion effort.

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

Goodwill: The carrying value of goodwill and indefinite lived identifiable intangible assets are not amortized, but are tested for impairment annually as of November 30 and, additionally on an interim basis, whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The accounting standards for goodwill allow for the assessment of qualitative factors to determine whether it is more likely or not that the fair value of a reporting unit is less than its carrying amount. The Company did not utilize a qualitative assessment approach for the November 30, 2014 goodwill impairment test, as the Company chose instead to complete the quantitative two-step testing process for each reporting unit. The first step in the process

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

is to identify any potential impairment by comparing the carrying value of a reporting unit to its fair value. The Company determines the fair value of its reporting units using a discounted cash flows valuation approach. If a potential impairment is identified, the second step is to measure the impairment loss by comparing the implied fair value of goodwill with the carrying value of goodwill of the reporting unit. There were no impairment charges that resulted from the annual impairment assessment or change in circumstances during the years ended December 31, 2014, 2013 and 2012. See Note 7 for additional information on the accumulated goodwill impairment losses.

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

Derivative Financial Instruments: The Company’s derivative financial instruments include foreign currency forward contracts, which are entered into for risk management purposes, and an embedded derivative representing the contingent interest payment provision related to the CODES, which was retired as of June 20, 2014. See Note 10 for information on the CODES retirement.

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

The embedded derivative related to the issuance of the CODES was recorded at fair value with changes reflected in the Consolidated Statements of Operations.

Translation of Foreign Currency and Foreign Currency Transactions: Transactions in foreign currencies are translated into the local (functional) currency of the respective business at the approximate prevailing rate at the time of the transaction. Foreign exchange transaction gains and losses in the years ended December 31, 2014, 2013 and 2012 are not material to the Company’s results of operations. The operations of the Company’s foreign subsidiaries are translated from the local (functional) currencies into U.S. dollars using weighted average rates of

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

exchange during each reporting period. The rates of exchange at each balance sheet date are used for translating the assets and liabilities of the Company’s foreign subsidiaries. Gains or losses resulting from these translation adjustments are included in the balance sheets as a component of accumulated other comprehensive income (loss) and are only recognized in income when a foreign subsidiary is divested.

Accounting Standards Issued and Not Yet Implemented: In February 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-2, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This update is effective for the interim and annual periods beginning after December 15, 2015. The adoption of this standard will not have an impact on the Company’s financial position, results of operations or cash flows.

In January 2015, the FASB issued ASU 2015-1, which eliminates from GAAP the concept of extraordinary items. The update is effective for the Company for the interim and annual periods beginning after December 15, 2015. The adoption of this standard will not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2014, the FASB issued ASU 2014-12, which provides new guidance on accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The update requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition under Accounting Standards Codification (ASC) 718 Compensation — Stock Compensation, and apply existing guidance as it relates to awards with performance conditions that affect vesting to account for such awards. The update is effective for the Company for the interim and annual periods beginning after December 15, 2015. The adoption of this standard will not have an impact on the Company’s financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, provide companies with a single revenue recognition model for recognizing revenue from contracts with customers and significantly expand the disclosure requirements for revenue arrangements. The new standard will be effective for the Company for interim and annual reporting periods beginning January 1, 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company is currently evaluating the expected impact of the adoption of this standard on its consolidated financial statements and related disclosures and the transition alternatives available. As the new standard will supersede substantially all existing revenue guidance, it could impact revenue and cost recognition on substantially all of the Company’s contracts, in addition to the Company’s business processes and our information technology systems. As a result, the Company’s evaluation of the impact of the standard will extend over future periods.

3. New Accounting Standards Implemented

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, that provides new guidance on the accounting and reporting of discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Additionally, the new guidance requires additional disclosures about discontinued operations. The Company early adopted the standard as of December 31, 2014 for its pending divestiture of L-3 MSI. In accordance with ASU 2014-08, L-3 MSI’s assets and liabilities are classified as held for sale in the Company’s audited consolidated balance sheet at December 31, 2014. Also, in accordance with

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

ASU 2014-08, L-3 MSI’s results of operations are included in the Company’s income from continuing operations for all periods presented and are not classified within discontinued operations. See Note 4 for additional information regarding the Company’s business divestitures.

Effective January 1, 2014, the Company adopted FASB issued amendments to an accounting standard that require an unrecognized tax benefit or portion of an unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except when certain conditions exist. The adoption of this standard did not have an impact on the Company’s financial position, results of operations or cash flows.

4. Acquisitions and Divestitures

Business Acquisitions

All business acquisitions are included in the Company’s results of operations from their respective acquisition dates.

2014 Business Acquisition

On March 4, 2014, the Company acquired Data Tactics Corporation, renamed L-3 Data Tactics, for a purchase price of $57 million, which was financed with cash on hand. The purchase price and purchase price allocation for L-3 Data Tactics was finalized as of December 31, 2014, with no significant changes from preliminary amounts. L-3 Data Tactics is a specialized provider of large-scale data analytics, cybersecurity and cloud computing solution services, primarily to the DoD. Based on the final purchase price allocation, the aggregate goodwill recognized for this business was $39 million, substantially all of which is expected to be deductible for income tax purposes. The goodwill was assigned to the NSS reportable segment.

2013 Business Acquisition

On December 19, 2013, the Company acquired Mustang Technology Group, L.P. (Mustang) business for a purchase price of $54 million, which was financed with cash on hand. The purchase price and purchase price allocation for Mustang was finalized as of June 27, 2014, with no significant changes from preliminary amounts. Mustang develops and manufactures radar-based sensors and systems used in precision-guided weapons, electronic warfare, unmanned systems and other military applications. Based on the final purchase price allocation, the aggregate goodwill recognized for this business was $41 million, substantially all of which is expected to be deductible for income tax purposes. The goodwill was assigned to the Electronic Systems reportable segment.

2012 Business Acquisitions

During the year ended December 31, 2012, in separate transactions, the Company acquired three businesses for an aggregate purchase price of $349 million, which were financed with cash on hand. Based on the final purchase price allocations, the aggregate goodwill recognized for these businesses was $278 million, of which $182 million is expected to be deductible for income tax purposes. The goodwill was assigned to the Electronic Systems reportable segment. A description of each business acquisition made by the Company during the year ended December 31, 2012 is listed below:

•

On February 6, 2012, the Company acquired the Kollmorgen Electro-Optical business (named L-3 KEO). L-3 KEO develops and manufactures specialized equipment, including submarine photonics systems and periscopes, ship fire control systems, visual landing aids and ground electro-optical and sensor-cueing systems for the U.S. military and foreign governments.

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

Business Acquisitions Completed After December 31, 2014

On January 21, 2015, the Company acquired the assets of Miteq, Inc. (Miteq) for a purchase price of $41 million (subject to customary adjustments), which was financed with cash on hand. Miteq was combined with the Company’s Narda Microwave-East business and the new organization was re-named L-3 Narda-Miteq. Miteq offers a broad product line of active and passive radio frequency (RF) microwave components and low-power satellite communications (SATCOM) products for space and military applications that complement the existing Narda Microwave East product line. The combined L-3 Narda-Miteq business will provide products for the DoD, other U.S. Government agencies, prime contractors and commercial customers.

Business Divestitures

On December 16, 2014, the Company entered into a definitive agreement with Wärtsilä Corporation to sell its Marine Systems International (L-3 MSI) business for a base purchase price of €285 million, subject to customary adjustments and an estimated reduction of €60 million for L-3 MSI employee pension-related liabilities to be assumed by Wärtsilä Corporation. L-3 MSI is a sector within the Company’s Electronic Systems segment, primarily selling to the commercial ship industry. L-3 MSI is a turnkey supplier of complete electrical systems, as well as integrated navigation, automation, communications and power and propulsion systems for all types of ships, including cruise liners, ferries and offshore and specialty vessels. The transaction is anticipated to be completed in the second quarter of 2015, subject to customary closing conditions and regulatory approvals. Therefore, in accordance with ASU 2014-08, L-3 MSI’s assets and liabilities are classified as held for sale in the Company’s audited consolidated balance sheet, as of December 31, 2014. Also, in accordance with ASU 2014-08, L-3 MSI’s results of operations are included in income from continuing operations for all periods presented and are not classified within discontinued operations.

The accounting standards for long-lived assets to be disposed of by sale require that the Company measure assets and liabilities of disposal group, classified as held for sale, at the lower of its carrying amount or fair value less costs to sell, at the end of each reporting period. At December 31, 2014, the fair value of the L-3 MSI disposal group exceeded its carrying value and no adjustment to carrying value was required. At the end of each future reporting period, the Company will adjust the carrying value of the L-3 MSI disposal group to the lower of its carrying amount or fair value less cost to sell, with any losses recognized through cost of sales. The Company may recognize a gain in subsequent periods not to exceed the cumulative losses previously recognized if the fair

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

value of the L-3 MSI disposal group subsequently recovers. The Company will recognize any unrealized gains of the L-3 MSI disposal group upon completion of the L-3 MSI divesture.

The major classes of assets and liabilities included as held for sale related to L-3 MSI are presented in the table below:

December 31, 2014
(in millions)
Assets
Cash and cash equivalents	$61
Billed receivables, net of allowance of $6	77
Contracts in process	70
Inventories	70
Other current assets	10

Total current assets	288

Goodwill	231
Other assets	28

Total assets classified as held for sale	$547

Liabilities
Accounts payable, trade	$31
Accrued employment costs	22
Accrued expenses	33
Advance payments and billings in excess of costs incurred	55
Other current liabilities	21

Total current liabilities	162

Pension and postretirement benefits	56
Other liabilities	19

Total liabilities classified as held for sale	$237

2012 Spin-off of Engility

The Company completed the spin-off of its subsidiary, Engility Holdings, Inc. (Engility), on July 17, 2012. In connection with the spin-off, Engility made a cash distribution of $335 million to L-3. A portion of the proceeds were used to redeem $250 million of L-3 Communications 6 3⁄8% Senior Subordinated Notes due 2015 (6 3⁄8% 2015 Notes) on July 26, 2013. There was no gain or loss recognized by L-3 as a result of the spin-off transaction.

Prior to the completion of the spin-off, L-3 and Engility entered into a Distribution Agreement dated July 16, 2012 and several other agreements that govern certain aspects of L-3’s relationship with Engility following the spin-off. These agreements generally provide that each party is responsible for its respective assets, liabilities and obligations, including employee benefits, insurance and tax-related assets and liabilities, following the spin-off, whether accrued or contingent.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

L-3 incurred transaction expenses in connection with the spin-off of $19 million ($14 million after income taxes) for the year ended December 31, 2012 which have been included in discontinued operations. In addition, L-3 allocated interest expense for debt not directly attributable or related to L-3’s other operations of $14 million to discontinued operations for the year ended December 31, 2012. Interest expense was allocated in accordance with the accounting standards for discontinued operations and was based on the ratio of Engility’s net assets to the sum of: (1) total L-3 consolidated net assets and (2) L-3 consolidated total debt.

Engility’s statement of operations data, which has been classified as discontinued operations, is provided in the table below.

January 1 to July 17, 2012
(in millions)
Product and service revenues	$911

Operating income from discontinued operations before income tax	68
Interest expense allocated to discontinued operations	(14)

Income from discontinued operations before income tax	$54
Income tax expense	(22)

Income from discontinued operations, net of income tax	$32
Net income from discontinued operations attributable to noncontrolling interests	(4)

Net income from discontinued operations attributable to L-3	$28

Unaudited Pro Forma Statements of Operations Data

The following unaudited pro forma Statements of Operations data presents the combined results of the Company and its business acquisitions completed during the years ended December 31, 2014, 2013 and 2012 assuming that the business acquisitions completed during 2014, 2013 and 2012 had occurred on January 1, 2012.

	Year Ended December 31,
	2014	2013	2012
	(in millions, except per share data)
Pro forma net sales	$12,131	$12,701	$13,276
Pro forma income from continuing operations	$676	$760	$764
Pro forma net income attributable to L-3	$663	$751	$786
Pro forma diluted earnings per share from continuing operations	$7.55	$8.24	$7.76
Pro forma diluted earnings per share	$7.55	$8.24	$8.05

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	December 31,
	2014	2013
	(in millions)
Unbilled contract receivables, gross	$2,280	$2,493
Unliquidated progress payments	(887)	(1,008)

Unbilled contract receivables, net	1,393	1,485

Inventoried contract costs, gross	997	1,037
Unliquidated progress payments	(95)	(80)

Inventoried contract costs, net	902	957

Total contracts in process	$2,295	$2,442

Unbilled Contract Receivables. Unbilled contract receivables represent accumulated incurred costs and earned profits on contracts (revenue arrangements), which have been recorded as sales, but have not yet been billed to customers. Unbilled contract receivables arise from the cost-to-cost method of revenue recognition that is used to record sales on certain fixed-price contracts. Unbilled contract receivables from fixed-price type contracts are converted to billed receivables when amounts are invoiced to customers according to contractual billing terms, which generally occur when deliveries or other performance milestones are completed. Unbilled contract receivables also arise from cost-plus type contracts, time-and-material type contracts and fixed-price service type contracts for revenue amounts that have not been billed by the end of the accounting period due to the timing of preparation of invoices to customers. The Company believes that approximately 97% of the unbilled contract receivables, net at December 31, 2014 will be billed and collected within one year.

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Amounts included in inventoried contract costs at beginning of the year	$138	$110	$91
IRAD and B&P costs incurred	280	294	334
Other G&A costs incurred	850	876	876

Total contract costs incurred	1,130	1,170	1,210

Amounts charged to cost of sales	(1,130)	(1,142)	(1,191)

Amounts included in inventoried contract costs at end of the year	$138	$138	$110

The table below presents a summary of selling, general and administrative expenses and research and development expenses for the Company’s commercial businesses, which are expensed as incurred and included in cost of sales on the Consolidated Statements of Operations.

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Selling, general and administrative expenses	$295	$310	$322
Research and development expenses	67	76	90

Total	$362	$386	$412

6. Inventories

Inventories at Lower of Cost or Market. The table below presents the components of inventories at the lower of cost (first-in, first-out or average cost) or realizable value.

	December 31,
	2014	2013
	(in millions)
Raw materials, components and sub-assemblies	$127	$164
Work in process	97	124
Finished goods	64	78

Total	$288	$366

7. Goodwill and Identifiable Intangible Assets

Goodwill. In accordance with the accounting standards for business combinations, the Company records the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition (commonly referred to as the purchase price allocation). As part of the purchase price allocations for the Company’s business acquisitions, identifiable intangible assets are recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired business and sold, transferred, licensed, rented or exchanged. However, the Company does not recognize any intangible assets apart from goodwill for the assembled workforces of its business acquisitions. At December 31, 2014, the Company had approximately 45,000 employees, and the substantial majority of the sales generated by the Company’s businesses were from the productive labor efforts of its employees, as compared to selling manufactured products or right-to-use technology.

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

The table below presents the changes in goodwill allocated to the Company’s reporting units in each reportable segment.

	Electronic Systems	Aerospace Systems	Communication Systems	NSS	Consolidated Total
	(in millions)
Balance at December 31, 2012	$4,046	$1,770	$992	$968	$7,776
Business acquisition(1)	44	—	—	—	44
Business disposition	(2)	—	—	—	(2)
Foreign currency translation adjustments(2)	(3)	(19)	—	—	(22)

Balance at December 31, 2013	$4,085	$1,751	$992	$968	$7,796
Business acquisitions(1)	(3)	—	—	39	36
Business disposition	(1)	—	—	—	(1)
Foreign currency translation adjustments(2)	(77)	(21)	—	(1)	(99)
Assets held for sale(3)	(231)	—	—	—	(231)

Balance at December 31, 2014	$3,773	$1,730	$992	$1,006	$7,501

(1)

For the year ended December 31, 2014, the decrease in goodwill for the Electronic Systems segment was due to the final purchase price allocation for the Mustang business acquisition. The increase in goodwill for the NSS segment was due to the L-3 Data Tactics business acquisition. For the year ended December 31, 2013, the increase in goodwill for the Electronic Systems segment was due to the Mustang business acquisition.

(2)

During 2014, the decrease in goodwill presented in the Electronic Systems segment was primarily due to the strengthening of the U.S. dollar against the Euro, the Canadian dollar and the British pound. During 2014 and 2013, the decreases in goodwill presented in the Aerospace Systems segment were due to the strengthening of the U.S. dollar against the Canadian dollar. During 2013, the decrease in goodwill presented in the Electronic Systems segment was primarily due to the strengthening of the U.S. dollar against the Canadian dollar and Australian dollar, partially offset by the weakening of the U.S. dollar against the Euro and the British pound.

(3)	On December 16, 2014, the Company entered into a definitive agreement with Wärtsilä Corporation to sell its Marine Systems International business.

As discussed in Note 2, the carrying value of goodwill is tested for impairment annually as of November 30 and on an interim basis, using a two-step process, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The first step of the November 30, 2014 and November 30, 2013 annual impairment tests did not indicate any impairments. The Company’s accumulated goodwill impairment losses were $58 million at December 31, 2014 and 2013, of which $43 million and $15 million were recorded in the Electronic Systems and Communication Systems segments, respectively.

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

Information on the Company’s identifiable intangible assets that are subject to amortization is presented in the table below.

	December 31, 2014				December 31, 2013
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in millions)
Customer contractual relationships(1)	20	$440	$262	$178	$466	$253	$213
Technology(1)	11	165	111	54	168	108	60
Other	18	27	16	11	27	15	12

Total	18	$632	$389	$243	$661	$376	$285

(1)

Amounts reclassified to assets held for sale at December 31, 2014 relating to L-3 MSI include gross carrying amounts of $28 million and $7 million for customer contractual relationships and technology intangible assets, respectively, and accumulated amortization of $20 million and $6 million for customer contractual relationships and technology intangible assets, respectively.

Amortization expense recorded by the Company for its identifiable intangible assets is presented in the table below.

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Amortization expense	$43	$39	$47

Based on gross carrying amounts at December 31, 2014, excluding assets held for sale relating to L-3 MSI, the Company’s estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2015 through 2019 is presented in the table below.

	Year Ending December 31,
	2015	2016	2017	2018	2019
	(in millions)
Estimated amortization expense	$37	$33	$29	$25	$22

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

8. Other Current Liabilities and Other Liabilities

The table below presents the components of other current liabilities.

	December 31,
	2014	2013
	(in millions)
Other Current Liabilities:
Accruals for pending and threatened litigation (see Note 19)	$38	$6
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	75	78
Accrued product warranty costs	59	75
Accrued interest	46	52
Deferred revenues	30	35
Other	150	156

Total other current liabilities	$398	$402

The table below presents the components of other liabilities.

	December 31,
	2014	2013
	(in millions)
Other Liabilities:
Non-current income taxes payable (see Note 17)	$196	$177
Deferred compensation	43	45
Accrued workers’ compensation	38	46
Accrued product warranty costs	34	24
Notes payable and capital lease obligations	1	15
Other	70	99

Total other liabilities	$382	$406

9. Property, Plant and Equipment

The table below presents the components of Property, Plant and Equipment.

	December 31,
	2014	2013
	(in millions)
Land	$62	$62
Buildings and improvements	420	405
Machinery, equipment, furniture and fixtures	1,707	1,643
Leasehold improvements	327	338

Gross property, plant and equipment	2,516	2,448
Accumulated depreciation and amortization	(1,428)	(1,406)

Property, plant and equipment, net	$1,088	$1,042

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

10. Debt

The components of long-term debt and a reconciliation to the carrying amount of long-term debt are presented in the table below.

	December 31,
	2014	2013
	(in millions)
L-3 Communications:
Borrowings under Amended and Restated Revolving Credit Facility(1)	$—	$—
3.95% Senior Notes due 2016	500	500
1.50% Senior Notes due 2017	350	—
5.20% Senior Notes due 2019	1,000	1,000
4.75% Senior Notes due 2020	800	800
4.95% Senior Notes due 2021	650	650
3.95% Senior Notes due 2024	650	—

Subtotal	3,950	2,950

L-3 Holdings:
3% Convertible Contingent Debt Securities due 2035	—	689

Principal amount of long-term debt	3,950	3,639
Unamortized discounts	(11)	(9)

Carrying amount of long-term debt	$3,939	$3,630

(1)

During 2014, L-3 Communications’ aggregate borrowings and repayments under the Credit Facility were $1,367 million. L-3 Communications had the full availability of its $1 billion Credit Facility at December 31, 2014 and had the availability of substantially all of its $1 billion Credit Facility at December 31, 2013.

L-3 Communications Amended and Restated Revolving Credit Facility

On February 3, 2012, L-3 Communications amended and restated its $1 billion Revolving Credit Facility, which extended the expiration date to February 3, 2017. The terms of the Credit Facility are substantially consistent with the terms of this facility prior to its amendment and restatement except that: (1) provisions that previously limited the ability of L-3 Communications to pay dividends, repurchase L-3 Holdings’ common stock and make other distributions with respect to any capital stock were eliminated, (2) a provision that previously limited the ability of L-3 Communications to make investments in L-3 Holdings was made less restrictive and (3) the cost of borrowings, loan commitment fees and letter of credit fees were reduced. In addition, the Credit Facility provides for uncommitted incremental revolving facilities and additional term loan facilities in an aggregate principal amount of up to $500 million. Borrowings under the Credit Facility bear interest, at L-3 Communications’ option, at either (1) the “base rate” equal to the highest of (a) 0.50% per annum above the latest federal funds rate, (b) the Bank of America “prime rate” (as defined in the Credit Facility), and (c) 1.00% per annum above a “Eurodollar Rate” (as defined in the Credit Facility), plus a spread ranging from 0.25% to 1.00% per annum, or (2) a “Eurodollar Rate” (as defined in the Credit Facility) plus a spread ranging from 1.25% to 2.00% per annum. L-3 Communications pays: (1) commitment fees calculated on the daily amounts of the available unused commitments at a rate ranging from 0.15% to 0.325% per annum, (2) letter of credit fees ranging from 0.675% to 1.20% per annum for commercial and performance letters of credit and (3) letter of credit fees ranging from 1.25% to 2.00% for financial letters of credit. The interest rate spread and the commitment fee rate, in all cases, depend on L-3 Communications’ debt rating at the time of determination. The debt rating is based on the credit ratings as determined by Standard & Poor’s Rating Services, Moody’s Investors Service, Inc. and Fitch Ratings of L-3 Communications’ non-credit enhanced senior, unsecured long-term debt.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

L-3 Communications Senior Notes

The Senior Notes are unsecured senior obligations of L-3 Communications. The terms of each outstanding Senior Note are presented in the table below.

Note	Date of Issuance	Amount Issued	Discount(1)	Net Cash Proceeds		Effective Interest Rate	Redemption at Treasury Rate(2)(3)
		(in millions)
3.95% Senior Notes due November 15, 2016	November 22, 2011	$500	$4	$491		4.11%	50 bps
1.50% Senior Notes due May 28, 2017	May 28, 2014	$350	$1	$347	(4)	1.55%	10 bps
5.20% Senior Notes due October 15, 2019	October 2, 2009	$1,000	$4	$987		5.25%	30 bps
4.75% Senior Notes due July 15, 2020	May 21, 2010	$800	$3	$790		4.79%	25 bps
4.95% Senior Notes due February 15, 2021	February 7, 2011	$650	$4	$639		5.02%	25 bps
3.95% Senior Notes due May 28, 2024	May 28, 2014	$650	$3	$641	(4)	4.02%	20 bps

(1)	Bond discounts are recorded as a reduction to the principal amount of the notes and are amortized as interest expense over the term of the notes.
(2)

The Senior Notes maturing in 2016, 2017, 2019, 2020 and 2021 may be redeemed at any time prior to their maturity and the Senior Notes maturing in 2024 may be redeemed at any time prior to February 28, 2024 (three months prior to their maturity) at the option of L-3 Communications, in whole or in part, at a redemption price equal to the greater of (1) 100% of the principal amount, or (2) the present value of the remaining principal and interest payments discounted to the date of redemption, on a semi-annual basis, at the Treasury Rate (as defined in the indentures governing the Senior Notes), plus the spread indicated in the table above. In addition, if the Senior Notes maturing in 2024 are redeemed at any time on or after February 28, 2024, the redemption price would be equal to 100% of the principal amount.

(3)

Upon the occurrence of a change in control (as defined in the indentures governing the Senior Notes), each holder of the notes will have the right to require L-3 Communications to repurchase all or any part of such holder’s notes at an offer price in cash equal to 101% of the aggregate principal amount plus accrued and unpaid interest, if any, to the date of purchase.

(4)

The net cash proceeds of $988 million (after deduction of the bond discount, underwriting expenses and commissions and other related expenses) were used primarily to fund the CODES retirement as discussed below. The remaining net proceeds were used for general corporate purposes.

Information on the Senior Subordinated Notes redeemed by the Company during the year ended December 31, 2012 is presented in the table below. There were no redemptions of L-3 Communications Senior Subordinated Notes during the years ended December 31, 2014 and 2013.

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

L-3 Holdings

In 2005, L-3 Holdings sold $700 million of 3% Convertible Contingent Debt Securities (CODES) due August 1, 2035. On February 2, 2011, L-3 Holdings repurchased approximately $11 million of the CODES as a result of the exercise by the holders of their contractual right to require L-3 Holdings to repurchase their CODES. At December 31, 2013, the remaining $689 million principal amount of CODES was classified as long-term debt.

Interest expense recognized for the CODES was $2 million for the year ended December 31, 2014 and $21 million for each of the years ended December 31, 2013 and 2012, a portion of which was allocated to discontinued operations in 2012 as a result of the spin-off of Engility.

On May 13, 2014, L-3 Holdings called for the full redemption of all of its outstanding CODES effective on June 2, 2014 (the Redemption Date). The redemption price for the CODES was $1,000 per $1,000 principal amount of the CODES, plus accrued and unpaid interest to, but excluding, the Redemption Date. Holders of the CODES were entitled to convert all or a portion thereof (in integral multiples of $1,000) at any time prior to the close of business on the business day immediately preceding the Redemption Date. The conversion value of CODES of $935 million was calculated in accordance with the indenture governing the CODES. L-3 Holdings settled the entire conversion value with respect to converted CODES in cash. As of June 20, 2014, the CODES have been retired. As a result of the conversion, the Company recorded a reduction to shareholders’ equity of $161 million, related to the excess conversion value over the fair value of the debt component of the CODES, net of deferred tax liability.

Guarantees

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

Subordination

The guarantees of the Credit Facility and the Senior Notes rank pari passu with each other.

Covenants

Financial and other restrictive covenants. The Credit Facility contains financial and other restrictive covenants that limit, among other things, the ability of the subsidiaries of L-3 Communications to borrow additional funds, and the ability of L-3 Communications and its subsidiaries to incur liens, make investments, merge or consolidate or dispose of assets. The Company’s Credit Facility contains covenants that require that (1) the Company’s consolidated leverage ratio be less than or equal to 4.0 to 1.0, (2) the Company’s consolidated interest coverage ratio be greater than or equal to 3.0 to 1.0, and (3) the Company’s consolidated senior leverage ratio be less than or equal to 3.5 to 1.0, in each case, as of the end of any fiscal quarter. Calculations of the financial covenants are to exclude, among other things, certain items such as impairment losses on goodwill or other intangible assets, non-cash gains or losses from discontinued operations, gains or losses in connection with asset dispositions, and gains or losses with respect to judgments or settlements in connection with litigation matters. As of December 31, 2014, the Company was in compliance with its financial and other restrictive covenants.

The indentures governing the Senior Notes (Senior Indentures) contain covenants customary for investment grade notes, including covenants that restrict the ability of L-3 Communications and its 100% owned domestic subsidiaries to create, incur, assume or permit to exist any lien, except permitted liens (as defined in the Senior Indentures) and restrict the ability of L-3 Communications and its subsidiaries to enter into certain sale and leaseback transactions (as defined in the Senior Indentures).

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Cross default provisions. The Credit Facility contains cross default provisions that are triggered when a payment default occurs or certain other defaults occur that would allow the acceleration of indebtedness, swap contracts or guarantees of L-3 Holdings, L-3 Communications or its subsidiaries, so long as the aggregate amount of such indebtedness, swap contracts or guarantees is at least $50 million and such defaults (other than payment defaults and defaults that have resulted in acceleration) have not been cured within 10 days. The Senior Notes indenture contains a cross acceleration provision that is triggered when a default or acceleration occurs under any indenture or instrument of L-3 Communications or its subsidiaries or the payment of which is guaranteed by L-3 Communications or its subsidiaries in an aggregate amount of at least $100 million.

11. Accumulated Other Comprehensive (Loss) Income (AOCI)

The changes in the AOCI balances, including amounts reclassified from AOCI into net income are presented in the table below.

	Foreign currency translation	Unrealized gains (losses) on hedging instruments(1)	Unrecognized (losses) gains and prior service cost, net	Total accumulated other comprehensive (loss) income
	(in millions)
Balance at December 31, 2011	$133	$—	$(587)	$(454)
Other comprehensive income (loss) before reclassifications, net of tax	34		(175)
Amounts reclassified from AOCI, net of tax	—		42

Net current period other comprehensive income (loss)	34	3	(133)	(96)

Balance at December 31, 2012	$167	$3	$(720)	$(550)

Other comprehensive (loss) income before reclassifications, net of tax	(25)	(1)	414	388
Amounts reclassified from AOCI, net of tax	—	(1)	53	52

Net current period other comprehensive (loss) income	(25)	(2)	467	440

Balance at December 31, 2013	$142	$1	$(253)	$(110)

Other comprehensive (loss) before reclassifications, net of tax	(123)	(13)	(354)	(490)
Amounts reclassified from AOCI, net of tax	—	7	9	16

Net current period other comprehensive (loss)	(123)	(6)	(345)	(474)

Balance at December 31, 2014	$19	$(5)	$(598)	$(584)

(1)	Information related to amounts reclassified from AOCI for hedging instruments is unavailable for the year ended December 31, 2012.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Further details regarding the amounts reclassified from AOCI into net income are presented in the table below.

	Amount Reclassified from AOCI(a)
	Year Ended December 31,			Affected Line Item in the Audited Consolidated Statements of Operations
Details About AOCI Components	2014	2013	2012(b)
	(in millions)
(Loss) gains on hedging instruments	$(8)	$1		Cost of sales-products

	(8)	1		Income from continuing operations before income taxes
	1	—		Provision for income taxes

	$(7)	$1		Income from continuing operations

Amortization of defined benefit pension items:
Net loss	$(15)	$(83)	$(68)	(c)

	(15)	(83)	(68)	Income from continuing operations before income taxes
	6	30	26	Provision for income taxes

	$(9)	$(53)	$(42)	Income from continuing operations

Total reclassification for the period	$(16)	$(52)		Income from continuing operations

(a)	Amounts in parentheses indicate charges to the consolidated statements of operations.

(b)	Information related to amounts reclassified from AOCI for hedging instruments is unavailable for the year ended December 31, 2012.

(c)	Amounts related to pension and postretirement benefit plans were reclassified from AOCI and recorded as a component of net periodic benefit cost (see Note 20 for additional information).

12. Equity

On February 5, 2013, L-3 Holdings’ Board of Directors approved a share repurchase program that authorizes L-3 Holdings to repurchase up to $1.5 billion of its common stock through June 30, 2015. On December 4, 2014, L-3 Holdings’ Board of Directors approved a new share repurchase program that authorizes L-3 Holdings to repurchase up to an additional $1.5 billion of its common stock through June 30, 2017. Repurchases of L-3 Holdings’ common stock are made from time to time at management’s discretion in accordance with applicable U.S. Federal securities laws. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including, but not limited to, the Company’s financial position, earnings, legal requirements, other investment opportunities (including acquisitions) and market conditions. L-3 Holdings, pursuant to the February 5, 2013 share repurchase program, repurchased 6.9 million shares of its common stock at an average price of $119.42 per share for an aggregate amount of $823 million from January 1, 2014 through December 31, 2014. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares. At December 31, 2014, the remaining dollar value of authorization under the February 5, 2013 share repurchase program was $45 million and the Company had the full authorization of the December 4, 2014 $1.5 billion share repurchase program available.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

From January 1, 2015 through February 20, 2015, L-3 Holdings repurchased 613,789 shares of its common stock at an average price of $126.99 per share for an aggregate amount of approximately $78 million. During this period, the February 5, 2013 share repurchase program was fully utilized. The remaining dollar value of authorization under our December 4, 2014 share repurchase program available at February 20, 2015 is summarized in the table below.

Share Authorization
(in millions)
Remaining authorization at December 31, 2014	$1,545
Share repurchases from January 1, 2015 to February 20, 2015 under February 5, 2013 share repurchase program	(45)
Share repurchases from January 1, 2015 to February 20, 2015 under December 4, 2014 share repurchase program	(33)

Remaining authorization at February 20, 2015 under the December 4, 2014 share repurchase program	$1,467

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

	December 31,
	2014			2013
Description	Level 1(1)	Level 2(2)	Level 3(3)	Level 1(1)	Level 2(2)	Level 3(3)
	(in millions)
Assets
Cash equivalents	$416	$—	$—	$299	$—	$—
Derivatives (foreign currency forward contracts)	—	5	—	—	6	—

Total assets	$416	$5	$—	$299	$6	$—

Liabilities
Derivatives (foreign currency forward contracts)	$—	$11	$—	$—	$5	$—

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

14. Financial Instruments

At December 31, 2014 and 2013, the Company’s financial instruments consisted primarily of cash and cash equivalents, billed receivables, trade accounts payable, Senior Notes, CODES and foreign currency forward contracts. The carrying amounts of cash and cash equivalents, billed receivables and trade accounts payable are

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The carrying amounts and estimated fair values of the Company’s other financial instruments are presented in the table below.

	December 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Senior Notes(1)	$3,939	$4,178	$2,941	$3,121
CODES(1)	$—	$—	$689	$830
Foreign currency forward contracts(2)	$(6)	$(6)	$1	$1

(1)

The Company measures the fair value of its Senior Notes and its CODES prior to their redemption using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.

(2)

The Company measures the fair values of foreign currency forward contracts based on forward exchange rates. See Note 15 for additional disclosures regarding the notional amounts and fair values of foreign currency forward contracts.

15. Derivative Financial Instruments

Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. The table below presents the notional amounts of the Company’s outstanding foreign currency forward contracts by currency as of December 31, 2014.

Currency	Notional Amount
(in millions)
Canadian dollar	$123
U.S. dollar	101
Euro	47
British pound	9

Total	$280

At December 31, 2014, the Company’s foreign currency forward contracts had maturities through 2018.

The table below presents the location of the Company’s derivative instruments recorded at fair value on the consolidated balance sheets.

	December 31, 2014				December 31, 2013
	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Foreign currency forward contracts(1) (2)	$4	$1	$10	$1	$5	$1	$3	$2

Total derivative instruments	$4	$1	$10	$1	$5	$1	$3	$2

(1)	See Note 13 for a description of the fair value hierarchy related to the Company’s foreign currency forward contracts.
(2)

Assets held for sale at December 31, 2014 include $2 million of other current assets relating to the fair value of derivative instruments and liabilities held for sale at December 31, 2014 include $2 million of other current liabilities relating to the fair value of derivative instruments.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The effect of gains or losses from foreign currency forward contracts was not material to the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012. At December 31, 2014, the estimated net amount of existing losses that are expected to be reclassified into income within the next 12 months is $4 million.

16. L-3 Holdings’ Earnings Per Share

A reconciliation of basic and diluted earnings per share (EPS) is presented in the table below.

	Year Ended December 31,
	2014	2013	2012
	(in millions, except per share data)
Reconciliation of net income:
Net income	$677	$760	$794
Net income from continuing operations attributable to noncontrolling interests	(13)	(9)	(6)
Net income from discontinued operations attributable to noncontrolling interests	—	—	(4)

Net income attributable to L-3 Holdings common shareholders	$664	$751	$784

Earnings attributable to L-3 Holdings’ common shareholders:
Continuing operations	$664	$751	$756
Discontinued operations, net of income tax	—	—	28

Net income attributable to L-3 Holdings common shareholders	$664	$751	$784

Earnings per share attributable to L-3 Holdings’ common shareholders:
Basic:
Weighted average common shares outstanding	85.4	89.4	96.3

Basic earnings per share attributable to L-3 Holdings’ common shareholders:
Continuing operations	$7.78	$8.40	$7.85
Discontinued operations, net of income tax	—	—	0.29

Basic earnings per share	$7.78	$8.40	$8.14

Diluted:
Common and potential common shares:
Weighted average common shares outstanding	85.4	89.4	96.3
Assumed exercise of stock options	3.0	3.9	1.9
Unvested restricted stock awards	1.6	1.8	2.0
Employee stock purchase plan contributions	—	0.2	0.3
Performance unit awards	0.1	0.1	0.1
Assumed purchase of common shares for treasury	(3.1)	(4.5)	(3.0)
Assumed conversion of the CODES(1)	0.8	0.2	—

Common and potential common shares	87.8	91.1	97.6

Diluted earnings per share attributable to L-3 Holdings’ common shareholders:
Continuing operations	$7.56	$8.24	$7.74
Discontinued operations, net of income tax	—	—	0.29

Diluted earnings per share	$7.56	$8.24	$8.03

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(1)

The CODES were retired on June 20, 2014 and were dilutive for the years ended December 31, 2014 and 2013 as the average market price of L-3 Holdings’ common stock during the periods that the CODES were outstanding was greater than the price at which the CODES would have been convertible into L-3 Holdings’ common stock. L-3 Holdings’ CODES had no impact on diluted EPS for the year ended December 31, 2012 because the average market price of L-3 Holdings’ common stock during this period was less than the price at which the CODES would have been convertible into L-3 Holdings’ common stock. As of June 18, 2014, the final date of conversion, the conversion price during the year-to-date period ended June 27, 2014 was $88.71. As of December 31, 2013 and 2012, the conversion prices were $90.24, and $91.21, respectively.

The computation of diluted EPS excluded shares for stock options and employee stock purchase plan contributions of 0.5 million, 0.9 million and 3.2 million for the years ended December 31, 2014, 2013 and 2012, respectively, as they were anti-dilutive.

17. Income Taxes

Income from continuing operations before income taxes is summarized in the table below.

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Domestic	$760	$858	$892
Foreign	165	197	230

Income from continuing operations before income taxes	$925	$1,055	$1,122

The components of the Company’s current and deferred portions of the provision for income taxes on continuing operations are presented in the table below.

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Current income tax provision:
Federal	$87	$181	$198
State and local	4	34	21
Foreign	36	38	44

Subtotal	127	253	263

Deferred income tax provision:
Federal	107	35	80
State and local	13	—	8
Foreign	1	7	9

Subtotal	121	42	97

Total provision for income taxes	$248	$295	$360

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

A reconciliation of the statutory federal income tax rate to the effective income tax rate on continuing operations of the Company is presented in the table below.

	Year Ended December 31,
	2014	2013	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	2.3	2.1	1.7
Foreign income taxes	(3.4)	(1.6)	(2.0)
Manufacturing benefits	(1.7)	(1.9)	(1.8)
Research and experimentation and other tax credits	(4.1)	(3.6)	(0.5)
Resolution of tax contingencies	(0.9)	(1.0)	(0.9)
Other, net	(0.4)	(1.0)	0.6

Effective income tax rate on continuing operations	26.8%	28.0%	32.1%

The significant components of the Company’s net deferred tax assets and liabilities are presented in the table below.

	December 31,
	2014	2013
	(in millions)
Deferred tax assets:
Inventoried costs	$86	$72
Compensation and benefits	152	164
Pension and postretirement benefits	402	207
Loss carryforwards	15	24
Tax credit carryforwards	10	7
Other	84	75

Gross deferred tax assets	749	549

Less: valuation allowance	(9)	(22)

Net deferred tax assets	740	527

Deferred tax liabilities:
Goodwill and other intangible assets	$792	$726
Income recognition on contracts in process	78	58
Property, plant and equipment	98	85
Long-term debt-CODES	—	81
Other	88	65

Gross deferred tax liabilities	1,056	1,015

Total net deferred tax liabilities	$(316)	$(488)

The classification of the Company’s deferred tax assets and liabilities are presented in the table below.

	December 31,
	2014	2013
	(in millions)
Current deferred tax assets	$127	$147
Non-current deferred tax liabilities	(443)	(635)

Total net deferred tax liabilities	$(316)	$(488)

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table presents the Company’s loss and tax credit carryforwards as of December 31, 2014 on a tax return basis. The Company has established a valuation allowance as indicated in those instances in which it does not believe that it is more likely than not it will generate sufficient taxable income, of the appropriate character and in the applicable subsidiary, to utilize the carryforwards.

	Year Ended December 31, 2014
	Carryforwards		Valuation Allowances
	Gross	Tax Effected	Gross	Tax Effected	Expiration Periods
	(in millions)		(in millions)
Capital loss carryforwards(1)	$25	$9	$14	$5	2016-2017
Federal net operating loss carryforwards	5	2	5	2	2026-2030
Foreign net operating loss carryforwards	7	2	2	1	Indefinite
State net operating loss carryforwards	94	2	48	1	2016-2033

Total loss carryforwards		$15		$9

State tax credit carryforwards	11	7	—	—	2016-2033
Foreign tax credit carryforwards	3	3	—	—	Indefinite

Total tax credit carryforwards		$10		$—

(1)

During 2014, the Company reduced its valuation allowance for capital loss carryforwards by $4 million because it now believes that it will more likely than not have sufficient capital gains to realize this portion of the underlying deferred tax asset.

As of December 31, 2014, the total amount of unrecognized tax benefits was $180 million, $114 million of which would reduce the effective income tax rate, if recognized. A reconciliation of the change in unrecognized income tax benefits, excluding potential interest and penalties, is presented in the table below.

	2014	2013	2012
	(in millions)
Balance at January 1	$169	$138	$150
Additions for tax positions related to the current year	20	18	8
Additions for tax positions related to prior years	13	41	9
Reductions for tax positions related to prior years	(15)	(8)	(13)
Reductions for tax positions related to settlements with taxing authorities	(1)	—	(1)
Reduction for tax positions related to prior years as a result of a lapse of statute of limitations	(6)	(20)	(15)

Balance at December 31	$180	$169	$138

The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction, which is the Company’s primary tax jurisdiction, and various state and foreign jurisdictions. The statutes of limitations for the Company’s U.S. Federal income tax returns for the years ended December 31, 2010 through 2013 are open as of December 31, 2014. The U.S. Internal Revenue Service (IRS) commenced audits of the Company’s U.S. Federal income tax returns for 2010 and 2011. The Company cannot predict the outcome of the audits at this time. As of December 31, 2014, the Company anticipates that unrecognized tax benefits will decrease by approximately $20 million over the next 12 months due to the potential resolution of unrecognized tax benefits involving several jurisdictions and tax periods. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

During the year ended December 31, 2014, the Company settled various state and local tax audits. As a result, the Company reduced its income tax provision by $8 million for the reversal of previously accrued amounts.

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

As of December 31, 2014 and 2013, current and non-current income taxes payable include accrued potential interest of $15 million ($9 million after income taxes) and $11 million ($7 million after income taxes), respectively, and potential penalties of $9 million and $8 million, respectively. With respect to the interest related items, the Company’s income tax expense included an expense of $2 million for the year ended December 31, 2014 and a benefit of $2 million for the year ended December 31, 2012.

At December 31, 2014, the Company has not provided deferred U.S. income taxes and foreign withholding taxes for $331 million of undistributed earnings by its non-U.S. subsidiaries as such earnings are intended to be reinvested indefinitely. Quantification of additional taxes that may be payable on distribution is not practicable.

18. Stock-Based Compensation

Stock-Based Compensation Plans. The Company has adopted stock-based compensation plans in order to provide incentives to directors, officers, employees and other individuals providing services to or on behalf of the Company and its subsidiaries. The Company believes that its stock-based compensation awards encourage high levels of performance by individuals who contribute to the success of the Company and enable the Company to attract, retain and reward talented and experienced individuals. This is accomplished by providing eligible individuals with an opportunity to obtain or increase a proprietary interest in the Company and/or by providing eligible individuals with additional incentives to join or remain with the Company. The stock-based compensation plans serve to better align the interests of management and its employees with those of the Company’s shareholders. During the year ended December 31, 2014, the Company awarded stock-based compensation under its Amended and Restated 2008 Long Term Performance Plan (2008 LTPP). Awards under the 2008 LTPP may be granted to any officer or employee of the Company or any of its subsidiaries, non-employee directors, or to any other individual who provides services to or on behalf of the Company or any of its subsidiaries. To date, awards under the 2008 LTPP have been in the form of L-3 Holdings’ restricted stock units, performance units and options to purchase L-3 Holdings’ common stock.

On April 30, 2013, the stockholders of L-3 Holdings approved an amendment to the 2008 LTPP to increase the number of shares authorized for issuance to approximately 19.2 million shares. Each share of L-3 Holdings’ common stock issued under a full value award granted on or after February 26, 2013 is counted as 3.69 shares for purposes of this share limit. Each share issued under full value awards granted between March 1, 2010 and February 25, 2013 is counted as 2.6 shares for purposes of the share limit. At December 31, 2014, 6.0 million shares of L-3 Holdings’ common stock remained available for future awards under the 2008 LTPP.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company’s stock-based compensation by form of award, including stock-based compensation recorded in discontinued operations for the spin-off of Engility in 2012, is presented in the table below.

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Stock options	$9	$10	$10
Restricted stock units	40	41	46
Performance units	3	7	8

Total before income taxes	52	58	64
Income taxes	(20)	(22)	(24)

Total after income taxes	32	36	40
Less: Stock based compensation recorded in discontinued operations, net of income taxes	—	—	1

Stock based compensation recorded in continuing operations, net of income taxes	$32	$36	$39

Stock Options. The exercise price of stock options granted under the 2008 LTPP may not be less than the fair market value of L-3 Holdings’ common stock on the date of grant. Options expire after 10 years from the date of grant and vest ratably over a three year period on the annual anniversary of the date of grant. All unvested options are subject to forfeiture upon termination of employment (subject to customary exceptions for death or disability). All of the stock option awards issued under the 2008 LTPP are non-qualified stock options for U.S. income tax regulations. The table below presents a summary of the Company’s stock option activity as of December 31, 2014 and changes during the year then ended.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Number of shares under option:
Outstanding at January 1, 2014	3,882.9	$77.90	6.2	$112
Options granted	473.0	113.67
Options exercised	(1,183.4)	77.94
Options forfeited	(71.3)	91.59

Outstanding at December 31, 2014	3,101.2	$83.02	6.2	$134

Vested and expected to vest at December 31, 2014(1)	3,090.3	$82.96	6.2	$134

Exercisable at December 31, 2014	1,962.8	$79.46	4.9	$92

(1)	Represents outstanding options reduced by expected forfeitures for options not fully vested.

The weighted average grant date fair value of the stock options awarded during 2014, 2013 and 2012 was $20.02, $12.09 and $11.32, respectively. The aggregate intrinsic value, disclosed in the table above, represents the difference between L-3 Holdings’ closing stock price on the last trading day for the period, and the exercise price, multiplied by the number of in-the-money stock options.

The total intrinsic value of stock options exercised, based on the difference between the L-3 Holdings’ stock price at the time of exercise and the related exercise price, was $43 million, $32 million and $7 million for the

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, unrecognized compensation costs related to stock options were $10 million ($6 million after income taxes), which are expected to be recognized over a weighted average remaining period of 1.2 years.

The actual income tax benefit realized related to compensation deductions arising from the exercise of stock options by the Company’s employees totaled $14 million, $10 million and $2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

	2014 Grants	2013 Grants	2012 Grants
Expected holding period (in years)	5.5	5.6	5.4
Expected volatility	24.4%	26.4%	27.0%
Expected dividend yield	2.7%	3.6%	3.6%
Risk-free interest rate	1.7%	1.0%	1.0%

Restricted Stock Units. The Company awards restricted stock units that automatically convert into shares of L-3 Holdings’ common stock upon vesting (in the case of awards granted to employees) or upon the date on which the recipient ceases to be a director (in the case of awards granted to directors). These awards are subject to forfeiture until certain restrictions have lapsed, including a three year cliff vesting period for employees and a one year cliff vesting period for directors, in each case starting on the date of grant. The weighted average grant date fair value of the restricted stock units awarded during 2014, 2013 and 2012 was $113.58, $77.12 and $70.42, respectively. The grant date fair value of the restricted stock unit awards is based on L-3 Holdings’ closing stock price at the date of grant, and is generally recognized as compensation expense on a straight-line basis over the vesting period. However, for employees who attain retirement eligibility status prior to the end of the three year cliff vesting period, and who have provided at least one year of service after the date of grant, compensation expense is recognized over the shorter period from the date of grant to the retirement eligibility date. Retirement eligible employees are those employees that have attained the age of 65 and have completed at least five years of service (which service must be continuous through the date of termination except for a single break in service that does not exceed one year in length).

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The table below presents a summary of the Company’s nonvested restricted stock unit awards as of December 31, 2014 and changes during the year then ended.

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested balance at January 1, 2014	1,773.8	$73.51
Granted	416.7	113.58
Vested	(570.8)	77.07
Forfeited	(102.1)	80.36

Nonvested balance at December 31, 2014	1,517.6	$82.72

As of December 31, 2014, total unrecognized compensation costs related to nonvested restricted stock unit awards were $40 million ($25 million after income taxes) and are expected to be recognized over a weighted average remaining period of 1.1 years. The total fair value of restricted stock unit awards vested during the years ended December 31, 2014, 2013 and 2012 as of their vesting dates was $66 million, $37 million and $44 million, respectively.

Performance Units. The Company grants performance unit awards, with each unit having a value at the time of grant equal to a share of L-3 Holdings’ common stock. The number of units ultimately earned can range from zero to 200% of the original award based upon the level of performance achieved by the Company over the associated performance period in relation to pre-determined performance goals. Units earned under the program are converted into shares of L-3 Holdings’ common stock, or are paid in cash based on the closing price of L-3 Holdings’ common stock at the end of the performance period, as determined at the time of grant by the Compensation Committee of the Board of Directors of L-3 Holdings.

During the years ended December 31, 2014, 2013, and 2012, the Company granted performance unit awards with a weighted average grant date fair value per unit of $113.67, $77.00 and $70.43, respectively. All the awards granted in 2014, 2013, and 2012 have performance conditions based on L-3’s diluted EPS. The performance periods for the awards began on January 1 of the applicable grant year and end on December 31 of the year corresponding to a three-year performance period. Units earned under the award are convertible into shares of L-3 Holdings’ common stock. As of December 31, 2014, total unrecognized compensation costs related to the awards were $5 million ($3 million after income taxes) and are expected to be recognized over a weighted average remaining period of 1.7 years.

The table below presents a summary of the Company’s performance unit awards based on expected performance as of December 31, 2014 and changes during the year then ended.

	Payable in Shares (EPS)
	Number of Units	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at January 1, 2014	175.5	$70.84
Granted	47.5	113.67
Decrease due to expected performance	(45.6)	71.78
Vested	(87.3)	67.49
Forfeited	(4.9)	89.90

Outstanding at December 31, 2014	85.2	$96.53

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The performance period for awards granted in 2012 ended on December 31, 2014. Based on L-3’s cumulative diluted EPS during the performance period, a total of 87,309 performance units having a fair market value of $11 million as of their vesting date were earned by the participants on December 31, 2014.

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

As of December 31, 2014, 4.3 million shares were available for future issuance under the 2009 ESPP (i.e., excluding the effect of shares issued in January 2014 as described below). In July 2014, the Company issued 0.2 million shares under the 2009 ESPP at an average price of $115.03 per share, which covered employee contributions for the six months ended June 30, 2014. In January 2015, the Company issued 0.1 million shares under the 2009 ESPP at an average price of $120.94 per share, which covered employee contributions for the six months ended December 31, 2014. The 5% discount is not recognized as compensation expense in accordance with the accounting standard for share-based compensation expense.

19. Commitments and Contingencies

Non-Cancelable Operating Leases

The Company leases certain facilities and equipment under agreements expiring at various dates through 2033. Certain leases contain renewal options or escalation clauses providing for increased rental payments based upon maintenance, utility and tax increases. No lease agreement imposes a restriction on the Company’s ability to pay dividends, engage in debt or equity financing transactions, or enter into further lease agreements.

The following table presents future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year at December 31, 2014.

	Real Estate	Equipment	Total
		(in millions)
2015	$142	$9	$151
2016	100	6	106
2017	90	4	94
2018	78	3	81
2019	58	2	60
Thereafter	113	2	115

Total minimum payments required	581	26	607
Less: Sublease rentals under non-cancelable leases	5	—	5

Net minimum payments required	$576	$26	$602

Rent expense was $140 million for 2014, $141 million for 2013, and $145 million for 2012. Sublease rental income was $4 million for 2014, $6 million for 2013 and $5 million for 2012.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Letters of Credit

The Company enters into standby letters of credit with financial institutions covering performance and financial guarantees pursuant to contractual arrangements with certain customers. The Company had total outstanding letters of credit aggregating to $615 million and $634 million at December 31, 2014 and 2013, respectively. The Company had the full availability of its $1 billion Credit Facility at December 31, 2014 and had the availability of substantially all of its $1 billion Credit Facility at December 31, 2013. These letters of credit may be drawn upon in the event of the Company’s nonperformance.

Guarantees

The Company, from time to time, enters into contractual guarantees that arise in connection with its business acquisitions, dispositions, and other contractual arrangements in the normal course of business.

In connection with the spin-off of Engility in 2012, L-3 entered into a Distribution Agreement and several other agreements that govern certain aspects of L-3’s relationship with Engility, including employee matters, tax matters, transition services, and the future supplier/customer relationship between L-3 and Engility. These agreements generally provide cross-indemnities that, except as otherwise provided, are principally designed to place the financial responsibility for the obligations and liabilities of each entity with that respective entity. Engility has joint and several liability with L-3 to the U.S. Internal Revenue Service (IRS) for the consolidated U.S. Federal income taxes of L-3’s consolidated group for taxable periods in which Engility was a part of that group. However, the Tax Matters Agreement specifies the portion of this tax liability for which L-3 and Engility will each bear responsibility, and L-3 and Engility have agreed to indemnify each other against any amounts for which the other is not responsible. The Tax Matters Agreement also allocates responsibility between L-3 and Engility for other taxes, including special rules for allocating tax liabilities in the event that the spin-off is determined not to be tax-free. Though valid as between the parties, the Tax Matters Agreement is not binding on the IRS.

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

Procurement Regulations

A substantial majority of the Company’s revenues are generated from providing products and services under legally binding agreements or contracts with U.S. Government and foreign government customers. U.S. Government contracts are subject to extensive legal and regulatory requirements, and from time to time, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. The Company is currently cooperating with the U.S. Government on several investigations from which civil, criminal or administrative proceedings have or could result and give rise to fines, penalties, compensatory and treble damages, restitution and/or forfeitures. In that regard, an ongoing government investigation resulted in an $18 million charge in connection with an anticipated settlement relating to a product specifications matter. We have other ongoing government investigations, including investigations into the pricing of certain contracts entered into by the Communication Systems segment. The Company does not currently anticipate that any of these investigations will have a material adverse effect, individually or in the aggregate, on its consolidated financial position, results of operations or cash flows. However, under U.S. Government regulations, an indictment of the Company by a federal grand jury, or an administrative finding against the Company as to its present responsibility to be a U.S. Government contractor or subcontractor, could result in the Company being suspended for a period of time from eligibility for awards of new government contracts or task orders or in a loss of export privileges. A conviction, or an administrative finding against the Company that satisfies the requisite level of seriousness, could result in debarment from contracting with the federal government for a specified term. In addition, all of the Company’s U.S. Government contracts: (1) are subject to audit and various pricing and cost controls, (2) include standard provisions for termination for the convenience of the U.S. Government or for default, and (3) are subject to cancellation if funds for contracts become unavailable. Foreign government contracts generally include comparable provisions relating to terminations for convenience and default, as well as other procurement clauses relevant to the foreign government.

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

In accordance with the accounting standard for contingencies, the Company records a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are disclosed in Note 8. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At December 31, 2014, the Company recorded approximately $11 million of receivables for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. The Company believes it has recorded

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

adequate provisions for its litigation matters. The Company reviews these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. While it is reasonably possible that an unfavorable outcome may occur in one or more of the following matters, unless otherwise stated below, the Company believes that it is not probable that a loss has been incurred in any of these matters. With respect to the litigation matters below for which it is reasonably possible that an unfavorable outcome may occur, an estimate of loss or range of loss is disclosed when such amount or amounts can be reasonably estimated. Although the Company believes that it has valid defenses with respect to legal matters and investigations pending against it, the results of litigation can be difficult to predict, particularly those involving jury trials. Accordingly, our current judgment as to the likelihood of our loss (or our current estimate as to the potential range of loss, if applicable) with respect to any particular litigation matter may turn out to be wrong. Therefore, it is possible that the financial position, results of operations or cash flows of the Company could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these or other contingencies.

Class Action. In August 2014, three separate, putative class actions were filed in the United States District Court for the Southern District of New York (the District Court) against the Company and certain of its officers. These cases were consolidated into a single action on October 24, 2014, and a consolidated amended complaint was filed in the District Court on December 22, 2014. The complaint alleges violations of federal securities laws related to misconduct and accounting errors identified by the Company at its Aerospace Systems segment, and seeks monetary damages, pre- and post-judgment interest, and fees and expenses. The Company believes the action lacks merit and intends to defend itself vigorously. On February 20, 2015, the Company filed a motion to dismiss the action. The Company is unable to reasonably estimate any amount or range of loss, if any, that may be incurred in connection with this matter because the proceedings are in their early stages.

Government Inquiries. On July 30, 2014, the Company voluntarily contacted the Securities and Exchange Commission (SEC) to report information concerning its internal review related to misconduct and accounting errors identified by the Company at its Aerospace Systems segment. The Company is in contact with the SEC and the U.S. Department of Justice, has received subpoenas for documents and other materials from both agencies concerning these self-reported matters, and is fully cooperating. The Company is unable to reasonably estimate any amount or range of loss, if any, that may be incurred in connection with these inquiries based on the nature of the inquiries to date.

Bashkirian Airways. On July 1, 2004, lawsuits were filed on behalf of the estates of 31 Russian children in the state courts of Washington, Arizona, California, Florida, New York and New Jersey against Honeywell, Honeywell TCAS, Thales USA, Thales France, the Company and Aviation Communications & Surveillance Systems (ACSS), which is a joint venture of L-3 and Thales. The suits relate to the crash over southern Germany of a Bashkirian Airways Tupelov TU 154M aircraft and a DHL Boeing 757 cargo aircraft. On-board the Tupelov aircraft were 9 crew members and 60 passengers, including 45 children. The Boeing aircraft carried a crew of two. Both aircraft were equipped with Honeywell/ACSS Model 2000, Change 7 Traffic Collision and Avoidance Systems (TCAS). Sensing the other aircraft, the on-board DHL TCAS instructed the DHL pilot to descend, and the Tupelov on-board TCAS instructed the Tupelov pilot to climb. However, the Swiss air traffic controller ordered the Tupelov pilot to descend. The Tupelov pilot disregarded the on-board TCAS and put the Tupelov aircraft into a descent striking the DHL aircraft in midair at approximately 35,000 feet. All crew and passengers of both planes were lost. Investigations by the National Transportation Safety Board after the crash revealed that both TCAS units were performing as designed. The suits allege negligence and strict product liability based upon the design of the units and the training provided to resolve conflicting commands. The Company’s insurers accepted defense of these matters and retained counsel. The matters were consolidated in the U.S. District Court for the District of New Jersey, which then dismissed the actions on the basis of forum non conveniens. Plaintiffs representing 30 of the estates re-filed their complaint against ACSS on April 23, 2007 with the Barcelona Court’s Registry in Spain. On March 9, 2010, the court ruled in favor of the plaintiffs and entered judgment against

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

ACSS in the amount of approximately $6.7 million, all of which represented compensatory damages. Both ACSS and the plaintiffs appealed the judgment. In May 2012, the appellate court ruled in favor of the plaintiffs and entered judgment against ACSS in the amount of $48 million. ACSS filed an appeal of the judgment with the Supreme Court of Spain on September 28, 2012. During the Supreme Court’s consideration of the appeal, 18 of 30 plantiffs released their claims against ACSS in consideration for payments made by the Company’s insurance carriers. On February 10, 2015, the Supreme Court issued a ruling that awarded the remaining 12 plantiffs approximately $11 million in the aggregate (including interest), plus certain legal expenses incurred by the plantiffs in connection with the appeal to the Supreme Court. The Company’s insurers have confirmed that they will pay the full amount of the awards on behalf of the Company when due.

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

	Pension Plans		Postretirement Benefit Plans
	2014	2013	2014	2013
	(in millions)
Change in benefit obligation:
Benefit obligation at the beginning of the year	$2,973	$3,222	$194	$218
Service cost	106	126	3	4
Interest cost	147	132	8	7
Plan participants’ contributions	2	2	4	4
Amendments	1	14	(1)	—
Actuarial loss (gain)	579	(402)	5	(23)
Foreign currency exchange rate changes	(34)	(21)	(2)	(3)
Curtailments, settlements and special termination benefits	1	3	—	—
Benefits paid	(112)	(103)	(12)	(13)

Benefit obligation at the end of the year	$3,663	$2,973	$199	$194

Change in plan assets:
Fair value of plan assets at the beginning of the year	$2,403	$2,026	$55	$47
Actual return on plan assets	205	394	6	9
Employer contributions	97	105	7	8
Plan participants’ contributions	2	2	4	4
Foreign currency exchange rate changes	(25)	(21)	—	—
Benefits paid	(112)	(103)	(12)	(13)

Fair value of plan assets at the end of the year	$2,570	$2,403	$60	$55

Unfunded status at the end of the year	$(1,093)	$(570)	$(139)	$(139)

Assets and (liabilities) recognized in the consolidated balance sheets consist of:
Non-current assets	$26	$35	$—	$—
Current liabilities	(4)	(8)	(8)	(9)
Non-current liabilities	(1,056)	(597)	(131)	(130)
Liabilities held for sale(1)	(59)	—	—	—

	$(1,093)	$(570)	$(139)	$(139)

(1)	Liabilities held for sale consists of $3 million of current liabilities and $56 million of non-current liabilities relating to L-3 MSI.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The table below summarizes the net loss and prior service cost balances at December 31, in the accumulated other comprehensive loss account, before related tax effects, for all of the Company’s pension and postretirement benefit plans.

	Pension Plans		Postretirement Benefit Plans
	2014	2013	2014	2013
	(in millions)
Net loss (gain)	$968	$425	$(6)	$(9)
Prior service cost (credit)	—	1	(3)	(8)

Total amount recognized	$968	$426	$(9)	$(17)

The aggregate accumulated benefit obligation (ABO) for all of the Company’s pension plans was $3,272 million at December 31, 2014 and $2,657 million at December 31, 2013. The table below presents information for the pension plans with an ABO in excess of the fair value of plan assets at December 31, 2014 and 2013.

	Pension Plans
	2014	2013
	(in millions)
Projected benefit obligation	$3,467	$2,408
Accumulated benefit obligation	3,083	2,115
Fair value of plan assets	2,349	1,815

The table below summarizes the weighted average assumptions used to determine the benefit obligations for the Company’s pension and postretirement plans disclosed at December 31, 2014 and 2013.

	Pension Plans				Postretirement Benefit Plans
	2014		2013		2014		2013
Benefit obligations:
Discount rate	4.14%	(1)	5.03%	(1)	3.70%	(2)	4.43%	(2)
Rate of compensation increase	3.50%	(3)	3.50%	(3)

(1)

The weighted average discount rate assumptions used at December 31, 2014 and 2013 were comprised of separate assumptions determined by country of 4.2% and 5.1% for the U.S. based plans, 3.9% and 4.7% for the Canadian based plans and 2.2% and 3.5% for the German based plans, respectively.

(2)

The weighted average discount rate assumptions used at December 31, 2014 and 2013 were comprised of separate assumptions determined by country of 3.7% and 4.4% for the U.S. based plans and 3.7% and 4.6% for the Canadian based plans, respectively.

(3)

The weighted average rate of compensation increase assumptions were comprised of separate assumptions determined by country of 3.5% for both the U.S. based plans and Canadian based plans at December 31, 2014 and 2013.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans for the years ended December 31, 2014, 2013 and 2012.

	Pension Plans			Postretirement Benefit Plans
	2014	2013	2012	2014	2013	2012
	(in millions)
Components of net periodic benefit cost:
Service cost	$106	$126	$113	$3	$4	$4
Interest cost	147	132	134	8	7	10
Expected return on plan assets	(193)	(164)	(145)	(4)	(4)	(3)
Amortization of prior service cost (credits)	2	1	1	(2)	(3)	(3)
Amortization of net loss (gain)	17	83	69	(2)	2	1
Curtailment or settlement loss (gain)	1	3	7	(1)	—	1

Net periodic benefit cost	$80	$181	$179	$2	$6	$10

The following table summarizes the other changes in plan assets and benefit obligations recognized in other comprehensive income for the Company’s pension and postretirement benefit plans for the years ended December 31, 2014, 2013 and 2012.

	Pension Plans			Postretirement Benefit Plans
	2014	2013	2012	2014	2013	2012
	(in millions)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	$560	$(637)	$287	$5	$(29)	$(3)
Prior service cost (credit)	1	14	(1)	(1)	—	(5)
Amortization of net (loss) gain	(17)	(83)	(69)	2	(2)	(1)
Amortization of prior service (cost) credit	(2)	(1)	(1)	2	3	3

Total recognized in other comprehensive income	542	(707)	216	8	(28)	(6)

Total recognized in net periodic benefit cost and other comprehensive income	$622	$(526)	$395	$10	$(22)	$4

The following table summarizes the amounts expected to be amortized from accumulated other comprehensive income (loss) and recognized as components of net periodic benefit costs during 2015.

	Pension Plans	Postretirement Benefit Plans	Total
		(in millions)
Net loss	$68	$—	$68
Prior service cost (credit)	1	(2)	(1)

	$69	$(2)	$67

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The table below summarizes the weighted average assumptions used to determine the net periodic benefit cost for the years ended December 31, 2014, 2013 and 2012.

	Pension Plans						Postretirement Benefit Plans
	2014		2013		2012		2014		2013		2012
Discount rate	5.03%	(1)	4.15%	(1)	5.02%	(1)	4.43%	(4)	3.37%	(4)	4.71%	(4)
Expected long-term return on plan assets	8.13%	(2)	8.13%	(2)	8.15%	(2)	7.64%		7.64%		7.64%
Rate of compensation increase	3.50%	(3)	3.50%	(3)	4.06%	(3)

(1)

The weighted average discount rate assumptions used for the years ended December 31, 2014, 2013, and 2012 were comprised of separate assumptions determined by country of 5.1%, 4.2% and 5.1% for the U.S. based plans, 4.7%, 3.9% and 4.4% for the Canadian based plans and 3.5%, 3.4%, and 5.1% for the German based plans, respectively.

(2)

The weighted average expected long-term return on plan assets assumptions used were comprised of separate assumptions determined by country of 8.25% for the U.S. based plans for the years ended December 31, 2014, 2013 and 2012 and 7.25% for the years ended December 31, 2014 and 2013 and 7.5% for the year ended December 31, 2012 for the Canadian based plans.

(3)

The weighted average rate of compensation increase assumptions used for the years ended December 31, 2014 and 2013 were comprised of separate assumptions determined by country of 3.5% for both the U.S. and Canadian based plans. The rate of compensation increase assumptions were 4.0% for the U.S. based plans and 4.5% for the Canadian based plans for the year ended December 31, 2012.

(4)

The weighted average discount rate assumptions used for the years ended December 31, 2014, 2013 and 2012 were comprised of separate assumptions determined by country of 4.4%, 3.3% and 4.8% for the U.S. based plans and 4.6%, 3.7% and 4.3% for the Canadian based plans, respectively.

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

The annual increase in cost of benefits (health care cost trend rate) for the Company’s U.S. based plans is assumed to be an average of 7.5% in 2015 and is assumed to gradually decrease to a rate of 5.0% in 2020 and thereafter. The health care cost trend rate for the Company’s Canadian based plans is assumed to be an average of 7.0% in 2015 and is assumed to gradually decrease to a rate of 5.0% in 2023 and thereafter. Health care cost trend assumptions are based on (1) observed or expected short term rates of increase for different types of health models based on actual claims experience and benchmarking, and (2) a reasonable estimate of an appropriate, sustainable level of health care cost trend in the future, weighting the factors that primarily influence trends, which are price inflation and cost leveraging benefit plan features. Assumed health care cost trend rates have a significant effect on amounts reported for postretirement medical benefit plans. A one percentage point change in the assumed health care cost trend rates would have the following effects:

	1 percentage point
	Increase	Decrease
	(in millions)
Effect on total service and interest cost	$—	$—
Effect on postretirement benefit obligations	7	(6)

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

The table below presents the allowable range for each major category of the plans’ assets at December 31, 2014 as well as the Company’s pension plan and postretirement benefit plan weighted-average asset allocations at December 31, 2014 and 2013, by asset category.

	U.S.			Canada
Asset Category	2014 and 2013 Range	2014	2013	2014 and 2013 Range	2014	2013
Domestic equity(1)	30%-60%	52%	54%	10%-25%	15%	20%
International equity(2)	10%-20%	10	10	30%-60%	55	49
Fixed income securities	20%-40%	22	23	20%-60%	20	28
Real estate securities	0%-15%	7	6	—	—	—
Other, primarily cash and cash equivalents	0%-15%	9	7	0%-15%	10	3

Total		100%	100%		100%	100%

(1)	Domestic equities for Canadian plans refers to equities of Canadian companies.

(2)	International equities for Canadian plans includes equities of U.S. companies.

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

The table below presents the fair value of the Company’s pension plans’ assets at December 31, 2014 and 2013, by asset category segregated by level within the fair value hierarchy, as described below.

	U.S. Pension Plans’ Assets				Canadian Pension Plans’ Assets
	Fair Value Measured at December 31, 2014				Fair Value Measured at December 31, 2014
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Equity securities(1):
U.S. Equity	$1,172	$—	$—	$1,172	$58	$33	$—	$91
International Equity	87	140	—	227	107	13	—	120
Fixed Income — Investment Grade(2)	237	157	—	394	—	62	—	62
Fixed Income — High Yield(3)	—	120	—	120	—	—	—	—
Real Estate Investment Trusts(4)	159	—	—	159	—	—	—	—
Other(5)	—	208	—	208	4	26	—	30

Total assets at fair value	$1,655	$625	$—	$2,280	$169	$134	$—	$303

Liabilities for unsettled trades, net				(13)				—

Total				$2,267				$303

	Fair Value Measured at December 31, 2013				Fair Value Measured at December 31, 2013
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Equity securities(1):
U.S. Equity	$1,144	$—	$—	$1,144	$54	$18	$—	$72
International Equity	79	146	—	225	117	18	—	135
Fixed Income — Investment Grade(2)	217	149	—	366	—	82	—	82
Fixed Income — High Yield(3)	—	111	—	111	—	—	—	—
Real Estate Investment Trusts(4)	118	—	—	118	—	—	—	—
Other(5)	—	150	—	150	6	5	—	11

Total assets at fair value	$1,558	$556	$—	$2,114	$177	$123	$—	$300

Liabilities for unsettled trades, net				(11)				—

Total				$2,103				$300

(1)

Equity securities consist of investments in common stock of U.S. and international companies. The fair value of equity securities is based on quoted market prices available in active markets at the close of a trading day, primarily the New York Stock Exchange (NYSE), National Association of Securities Dealers Automated Quotations (NASDAQ), and various international exchanges. The Level 2 investment balance is derived from a regulated commingled equity trust fund, which fair value is based on the net asset value (NAV) at the end of each month. The NAV is calculated by the fund manager based on the fair value of the fund’s holdings, primarily equity securities traded in active markets, determined as of the end of each month as a practical expedient to estimating fair value. This practical expedient is not used when it is determined to be probable that the fund will sell the investment for an amount different than the reported NAV. Withdrawals are permitted, with notice by the 20th day of each month, based on NAV.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(2)

Approximately 60% at December 31, 2014 and 59% at December 31, 2013 of U.S. plan assets that are invested in the Fixed Income — Investment Grade asset category consist of a mutual fund offered by a registered investment company (the “Fund”) and fixed income securities. The Fund invests in investment grade fixed income securities, mortgaged-backed securities, U.S. treasury and agency bonds and corporate bonds. These investments are classified by the Company as a Level 1 measurement within the fair value hierarchy, as the mutual fund trades on an active market and daily, quoted prices are available. The remaining 40% at December 31, 2014 and 41% at December 31, 2013 of U.S. plan assets are fixed income securities, primarily investment grade corporate bonds from various industries held directly by the plan. The fair values of these investments are based on yields currently available on comparable bonds of issuers with similar credit ratings, quoted prices of similar bonds in an active market, or cash flows based on observable inputs as a practical expedient to estimating fair value and classified as level 2. All of the Canadian plan assets for both 2014 and 2013 are invested in regulated commingled equity trust funds (the “Bond Funds”). As these Bond Funds do not trade in an active market, the fair value is based on NAVs calculated by fund managers based on yields currently available on comparable bonds of issuers with similar credit ratings, quoted prices of similar bonds in an active market, or cash flows based on observable inputs as a practical expedient to estimating fair value and classified as Level 2. Withdrawals are permitted monthly, with notice between 0 and 3 days of the transaction date, based on NAV.

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

(5)

Other consists primarily of (1) money market accounts, which invest primarily in short term, high quality money market securities such as government obligations, commercial paper, time deposits and certificates of deposit, and are classified as Level 2, and (2) cash, which is classified as Level 1.

The table below presents the fair value of the Company’s postretirement benefit plans’ assets at December 31, 2014 and 2013, by asset category segregated by level within the fair value hierarchy, as described below.

	Postretirement Benefit Plans’ Assets
	Fair Value Measured at December 31, 2014				Fair Value Measured at December 31, 2013
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Equity securities(1):
U.S. Equity	$36	$—	$—	$36	$37	$—	$—	$37
International Equity	1	3	—	4	1	2	—	3
Fixed Income — Investment Grade(2)	10	2	—	12	7	2	—	9
Fixed Income — High Yield(3)	—	2	—	2	—	2	—	2
Real Estate Investment Trusts(4)	2	—	—	2	2	—	—	2
Other(5)	—	4	—	4	—	2	—	2

Total	$49	$11	$—	$60	$47	$8	$—	$55

(1)

Equity securities consist of investments in common stock of U.S. and international companies. The fair value of equity securities is based on quoted market prices available in active markets at the close of a trading day, primarily the NYSE, NASDAQ, and various international exchanges. The Level 2 investment balance is derived from a regulated commingled equity trust fund, which fair value is based on NAV at the end of each month. The NAV is calculated by the fund manager based on the fair value of the fund’s holdings, primarily equity securities traded in active markets, determined as of the end of each month as a practical expedient to estimating fair value. This practical expedient is not used when it is determined to be probable that the fund will sell the investment for an amount different than the reported NAV. Withdrawals are permitted, with notice by the 20th day of each month, based on NAV.

(2)

Approximately 83% at December 31, 2014 and 78% at December 31, 2013 of the postretirement benefit plan assets that are invested in the Fixed Income — Investment Grade asset category consist of the Fund and fixed income securities. The Fund invests in investment grade fixed income securities, mortgaged-backed securities, U.S. treasury and agency bonds and corporate bonds. These investments are classified by the Company as a Level 1 measurement within the fair value hierarchy as the mutual fund trades on an active market and daily, quoted prices are available. The remaining 17% at December 31, 2014 and 22% at

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2013 of the postretirement benefit plan assets are fixed income securities, primarily investment grade corporate bonds from various industries held directly by the plan. The fair values of these investments are based on yields currently available on comparable bonds of issuers with similar credit ratings, quoted prices of similar bonds in an active market, or cash flows based on observable inputs as a practical expedient to estimating fair value and classified as Level 2. Withdrawals are permitted monthly, with notice between 0 and 3 days of the transaction date, based on NAV.

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

(5)

Other consists primarily of money market accounts, which invest primarily in short term, high quality money market securities such as government obligations, commercial paper, time deposits and certificates of deposit, and are classified as Level 2.

Contributions. The funding policy for the Company’s pension and postretirement benefit plans is to contribute at least the minimum required by applicable laws and regulations or to directly make benefit payments where appropriate. The Company makes voluntary, additional contributions to the pension plans depending on a number of factors, including operating cash flow levels, alternative uses for excess cash and the plans’ funded status. At December 31, 2014, all legal funding requirements had been met. For the year ending December 31, 2015, the Company currently expects to contribute between approximately $100 million and $132 million to its pension plans, and approximately $10 million to its postretirement benefit plans.

Estimated Future Benefit Payments. The following table presents expected pension and postretirement benefit payments and expected postretirement subsidies due to the Medicare Prescription Drug Improvement and Modernization Act of 2003, which reflect expected future service, as appropriate.

		Postretirement Benefits
	Pension Benefits	Benefit Payments	Subsidy Receipts
	(in millions)
2015	$131	13	—
2016	138	13	—
2017	151	14	—
2018	159	15	—
2019	164	15	—
Years 2020-2024	991	73	1

Employee Savings Plans. Under its various employee savings plans, the Company matches the contributions of participating employees up to a designated level. The extent of the match, vesting terms and the form of the matching contributions vary among the plans. Under these plans, the Company’s matching contributions in L-3 Holdings’ common stock and cash attributable to continuing operations were $135 million for 2014, $120 million for 2013 and $126 million for 2012. The Company’s matching contributions in L-3 Holdings’ common stock and cash attributable to discontinued operations were $8 million for 2012.

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

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status(1)		FIP/RP(2) Status Pending/ Implemented	Contributions by L-3 Communications			Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement
		2014	2013		2014	2013	2012
					(in millions)
IAM National Pension Fund	51-6031295/002	Green	Green	No	$19(3)	$21(4)	$20(4)	No	2/4/2015 to 4/28/2019(5)
Other Pension Funds(6)					—	—	—

			Total contributions		$19	$21	$20

(1)

A zone status rating of green indicates the plan is at least 80% funded. The funding status of the IAM National Pension Fund was impacted by a market value investment loss for the plan year ended December 31, 2009, which amortization was extended over five years.

(2)	Funding improvement plan or rehabilitation plan.

(3)	At the date the audited financial statements for the Company were issued the Form 5500 for the plan year ending December 31, 2014 was not available.

(4)	Represents 6% of total plan contributions for both years ended December 31, 2013 and 2012 based on Form 5500.

(5)

The Company is a party to multiple bargaining agreements for multiple projects that require contributions into the IAM National Pension Fund. The most significant of these agreements, expiring April 28, 2019, covers multiple programs in the Company’s Aerospace Systems reportable segment and represent 67% of 2014 contributions.

(6)	Consists of three pension funds in which the Company’s contributions are individually, and in the aggregate, insignificant.

21. Supplemental Cash Flow Information

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Interest paid on outstanding debt	$176	$171	$198
Income tax payments	129	245	332
Income tax refunds	9	23	22

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

22. Segment Information

The Company has four reportable segments, which are described in Note 1. The Company evaluates the performance of its operating segments and reportable segments based on their sales and operating income. All corporate expenses are allocated to the Company’s operating segments using an allocation methodology prescribed by U.S. Government regulations for government contractors. Accordingly, all costs and expenses are included in the Company’s measure of segment profitability. Certain Corporate expenses of $10 million for the year ended December 31, 2012 that had previously been allocated to the Engility businesses were retained by the Company and were allocated to L-3’s four reportable segments. The tables below present net sales, operating income, depreciation and amortization, capital expenditures and total assets by reportable segment.

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Net Sales
Products
Electronic Systems	$3,685	$3,661	$3,754
Aerospace Systems	1,722	1,827	1,755
Communication Systems	1,541	1,755	2,083
NSS	75	71	98
Elimination of intercompany sales	(114)	(125)	(104)

Total products sales	6,909	7,189	7,586

Services
Electronic Systems	$1,029	$1,054	$1,011
Aerospace Systems	2,604	2,730	2,844
Communication Systems	499	471	445
NSS	1,140	1,228	1,292
Elimination of intercompany sales	(57)	(50)	(71)

Total services sales	5,215	5,433	5,521

Consolidated total	$12,124	$12,622	$13,107

Operating Income
Electronic Systems	$537	$533	$569
Aerospace Systems	288	426	437
Communication Systems	196	168	223
NSS	64	85	79

Consolidated total	$1,085	$1,212	$1,308

Depreciation and amortization
Electronic Systems	$123	$117	$121
Aerospace Systems	40	38	46
Communication Systems	51	48	47
NSS	11	11	14

Consolidated total	$225	$214	$228

Capital Expenditures
Electronic Systems	$80	$71	$77
Aerospace Systems	59	54	42
Communication Systems	29	59	84
NSS	9	5	5
Corporate	6	20	2

Consolidated total	$183	$209	$210

Total Assets
Electronic Systems	$6,287	$6,928	$6,792
Aerospace Systems	3,011	3,106	3,074
Communication Systems	1,997	2,130	2,179
NSS	1,287	1,247	1,228
Corporate	707	596	527
Assets held for sale	547	—	—

Consolidated total	$13,836	$14,007	$13,800

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

The Company’s sales attributable to U.S. and international customers, based on location of the customer, are summarized in the table below.

	Year Ended December 31,
	2014	2013	2012
	(in millions)
U.S.	$9,172	$9,808	$10,658
International:
United Kingdom	342	449	360
Canada	289	357	314
Australia	254	218	222
Germany	243	272	263
South Korea	226	178	125
Saudi Arabia	160	132	76
Japan	124	67	78
Other	1,314	1,141	1,011

Total international	2,952	2,814	2,449

Consolidated	$12,124	$12,622	$13,107

Net sales to principal customers are summarized in the table below.
	Year Ended December 31,
	2014	2013	2012
	(in millions)
U.S. Government agencies(1)	$8,584	$9,186	$9,986
Commercial	1,693	1,689	1,658
Foreign governments(1)	1,847	1,747	1,463

Consolidated	$12,124	$12,622	$13,107

(1)	Includes sales for which the Company is the prime contractor as well as sales based on the ultimate end customer for which the Company is a subcontractor.

23. Employee Severance and Termination Costs

Consistent with the Company’s strategy to continuously improve its cost structure and right-size its businesses, especially in view of sequestration and other DoD budget reductions, L-3 is completing employment reduction actions across several of its businesses to reduce both direct and indirect costs, including overhead and general and administrative costs. As a result of these initiatives and due to the impact of sequestration at certain affected business units, the Company recorded employee severance and other termination costs of $30 million with respect to approximately 2,000 employees during the year ended December 31, 2014, $29 million with respect to approximately 2,000 employees during the year ended December 31, 2013 and $23 million with respect to approximately 1,600 employees for the year ended December 31, 2012. Employee severance and other termination costs are reported within cost of sales on the consolidated statements of operations. The remaining balance to be paid in connection with these initiatives was $11 million at December 31, 2014, which is expected

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

to be paid in 2015, and $11 million at December 31, 2013, which was paid during 2014. Employee severance and other termination costs incurred by reportable segment are presented in the table below.

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Electronic Systems	$16	$16	$13
Aerospace Systems	5	2	1
Communication Systems	8	11	8
NSS	1	—	1

Consolidated	$30	$29	$23

24. Unaudited Quarterly Financial Data

Unaudited summarized financial data by quarter for the years ended December 31, 2014 and 2013 is presented in the table below. The Company’s unaudited quarterly results of operations are affected, significantly in some periods, by our business acquisitions. See Note 4.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share data)
2014
Sales	$2,957	$3,019	$2,940	$3,208
Operating income	286	239	257	303
Net income	172	141	157	207
Net income attributable to L-3	170	137	154	203
Basic EPS(1)	1.97	1.59	1.81	2.41
Diluted EPS(1)	1.90	1.53	1.78	2.36

2013
Sales	$3,197	$3,189	$3,002	$3,234
Operating income	310	290	306	306
Net income	192	176	204	188
Net income attributable to L-3	191	175	200	185
Basic EPS(1)	2.12	1.95	2.23	2.10
Diluted EPS(1)	2.09	1.92	2.19	2.04

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

25. Financial Information of L-3 Communications and Its Subsidiaries

Total shareholders’ equity for L-3 Communications equals that of L-3 Holdings, but the components (common stock, additional paid-in capital, treasury stock and retained earnings) are different. The table below presents information regarding the balances and changes in common stock, additional paid-in capital, treasury stock and retained earnings of L-3 Communications for each of the three years ended December 31, 2014.

	L-3 Communications Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares Issued	Par Value
		(in millions, except shares issued)
Balance at December 31, 2011	100	$—	$5,064	$—	$2,034	$(454)	$6,644
Net income attributable to L-3	—	—	—	—	784	—	784
Contributions from L-3 Holdings	—	—	250	—	—	—	250
Dividends to L-3 Holdings	—	—	—	—	(1,068)	—	(1,068)
Comprehensive loss	—	—	—	—	—	(96)	(96)
Net change of equity due to spin-off of Engility	—	—	—	—	(1,063)	—	(1,063)

Balance at December 31, 2012	100	$—	$5,314	$—	$687	$(550)	$5,451
Net income attributable to L-3	—	—	—	—	751	—	751
Contributions from L-3 Holdings	—	—	339	—	—	—	339
Dividends to L-3 Holdings	—	—	—	—	(1,001)	—	(1,001)
Comprehensive income	—	—	—	—	—	440	440
Other	—	—	—	—	1	—	1

Balance at December 31, 2013	100	$—	$5,653	$—	$438	$(110)	$5,981
Net income attributable to L-3	—	—	—	—	664	—	664
Contributions from L-3 Holdings	—	—	146	—	—	—	146
Dividends to L-3 Holdings	—	—	—	—	(1,032)	—	(1,032)
Comprehensive loss	—	—	—	—	—	(474)	(474)

Balance at December 31, 2014	100	$—	$5,799	$—	$70	$(584)	$5,285

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

L-3 Communications is a 100% owned subsidiary of L-3 Holdings. The debt of L-3 Communications, including the Senior Notes and borrowings under amounts drawn against the Credit Facility are guaranteed, on a joint and several, full and unconditional basis, by certain of its domestic subsidiaries (the “Guarantor Subsidiaries”) and, in the case of the Credit Facility, by L-3 Holdings. The CODES, prior to the CODES Retirement, were guaranteed on a joint and several, full and unconditional basis, by L-3 Communications and the Guarantor Subsidiaries. See Note 10 for additional information. The foreign subsidiaries and certain domestic subsidiaries of L-3 Communications (the “Non-Guarantor Subsidiaries”) do not guarantee the debt of L-3 Communications or L-3 Holdings. None of the debt of L-3 Communications has been issued by its subsidiaries. There are no restrictions on the payment of dividends from the Guarantor Subsidiaries to L-3 Communications or from L-3 Communications to L-3 Holdings.

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
	(in millions)
Condensed Combining Balance Sheets:
At December 31, 2014:
Current assets:
Cash and cash equivalents	$—	$361	$1	$142	$(62)	$442
Billed receivables, net	—	320	329	203	—	852
Contracts in process	—	867	1,144	284	—	2,295
Other current assets	—	365	141	95	—	601
Assets held for sale	—	—	52	495	—	547

Total current assets	—	1,913	1,667	1,219	(62)	4,737
Goodwill	—	2,350	4,246	905	—	7,501
Other assets	—	817	576	205	—	1,598
Investment in and amounts due from consolidated subsidiaries	5,285	6,813	4,191	—	(16,289)	—

Total assets	$5,285	$11,893	$10,680	$2,329	$(16,351)	$13,836

Current liabilities	$—	$878	$1,017	$455	$(62)	$2,288
Liabilities held for sale	—	—	10	227	—	237
Amounts due to consolidated subsidiaries	—	—	—	325	(325)	—
Other long-term liabilities	—	1,791	190	31	—	2,012
Long-term debt	—	3,939	—	—	—	3,939

Total liabilities	—	6,608	1,217	1,038	(387)	8,476

L-3 shareholders’ equity	5,285	5,285	9,463	1,291	(16,039)	5,285
Noncontrolling interests	—	—	—	—	75	75

Total equity	5,285	5,285	9,463	1,291	(15,964)	5,360

Total liabilities and equity	$5,285	$11,893	$10,680	$2,329	$(16,351)	$13,836

At December 31, 2013:
Current assets:
Cash and cash equivalents	$—	$258	$—	$261	$(19)	$500
Billed receivables, net	—	364	401	226	—	991
Contracts in process	—	919	1,169	354	—	2,442
Other current assets	—	350	162	168	—	680

Total current assets	—	1,891	1,732	1,009	(19)	4,613
Goodwill	—	2,350	4,247	1,199	—	7,796
Other assets	—	838	532	228	—	1,598
Investment in and amounts due from consolidated subsidiaries	6,670	6,897	3,822	—	(17,389)	—

Total assets	$6,670	$11,976	$10,333	$2,436	$(17,408)	$14,007

Current liabilities	$—	$914	$1,030	$628	$(19)	$2,553
Amounts due to consolidated subsidiaries	—	—	—	305	(305)	—
Other long-term liabilities	—	1,451	193	124	—	1,768
Long-term debt	689	3,630	—	—	(689)	3,630

Total liabilities	689	5,995	1,223	1,057	(1,013)	7,951

L-3 shareholders’ equity	5,981	5,981	9,110	1,379	(16,470)	5,981
Noncontrolling interests	—	—	—	—	75	75

Total equity	5,981	5,981	9,110	1,379	(16,395)	6,056

Total liabilities and equity	$6,670	$11,976	$10,333	$2,436	$(17,408)	$14,007

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
Condensed Combining Statements of Operations:
For the year ended December 31, 2014:
Net sales	$—	$3,556	$6,618	$2,256	$(306)	$12,124
Cost of sales	(52)	(3,211)	(6,117)	(2,017)	358	(11,039)

Operating (loss) income	(52)	345	501	239	52	1,085
Interest expense	(2)	(176)	(2)	—	2	(178)
Interest and other income (expense), net	—	15	—	3	—	18

(Loss) income from continuing operations before income taxes	(54)	184	499	242	54	925
Benefit (provision) for income taxes	14	(49)	(134)	(65)	(14)	(248)
Equity in net income of consolidated subsidiaries	704	529	—	—	(1,233)	—

Net income	664	664	365	177	(1,193)	677
Net income attributable to noncontrolling interests	—	—	—	—	(13)	(13)

Net income attributable to L-3	$664	$664	$365	$177	$(1,206)	$664

Comprehensive income attributable to L-3	$190	$190	$363	$46	$(599)	$190

For the year ended December 31, 2013:
Net sales	$—	$3,842	$6,804	$2,363	$(387)	$12,622
Cost of sales	(59)	(3,549)	(6,139)	(2,109)	446	(11,410)

Operating (loss) income	(59)	293	665	254	59	1,212
Interest expense	(21)	(176)	—	(1)	21	(177)
Interest and other income (expense), net	—	15	—	5	—	20

(Loss) income from continuing operations before income taxes	(80)	132	665	258	80	1,055
Benefit (provision) for income taxes	22	(38)	(184)	(73)	(22)	(295)
Equity in net income of consolidated subsidiaries	809	657	—	—	(1,466)	—

Net income	751	751	481	185	(1,408)	760
Net income attributable to noncontrolling interests	—	—	—	—	(9)	(9)

Net income attributable to L-3	$751	$751	$481	$185	$(1,417)	$751

Comprehensive income attributable to L-3	$1,191	$1,191	$480	$159	$(1,830)	$1,191

For the year ended December 31, 2012:
Net sales	$—	$3,737	$7,475	$2,278	$(383)	$13,107
Cost of sales	(59)	(3,434)	(6,749)	(1,999)	442	(11,799)

Operating (loss) income	(59)	303	726	279	59	1,308
Interest expense	(21)	(183)	—	(1)	21	(184)
Interest and other income (expense), net	—	14	(5)	2	—	11
Debt retirement charge	—	(13)	—	—	—	(13)

(Loss) income from continuing operations before income taxes	(80)	121	721	280	80	1,122
Benefit (provision) for income taxes	26	(37)	(230)	(93)	(26)	(360)
Equity in net income of consolidated subsidiaries	838	668	—	—	(1,506)	—

Income from continuing operations	784	752	491	187	(1,452)	762
Income from discontinued operations, net of income tax	—	32	—	—	—	32

Net income	784	784	491	187	(1,452)	794
Net income attributable to noncontrolling interests	—	—	—	—	(10)	(10)

Net income attributable to L-3	$784	$784	$491	$187	$(1,462)	$784

Comprehensive income attributable to L-3	$688	$688	$493	$215	$(1,396)	$688

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Statements of Cash Flows: For the year ended December 31, 2014:
Operating activities:
Net cash from operating activities	$1,966	$478	$599	$141	$(2,059)	$1,125

Investing activities:
Business acquisitions, net of cash acquired	—	(57)	—	—	—	(57)
Investments in L-3 Communications	(102)	—	—	—	102	—
Other investing activities	—	(57)	(94)	(21)	—	(172)

Net cash used in investing activities	(102)	(114)	(94)	(21)	102	(229)

Financing activities:
Proceeds from sale of senior notes	—	996	—	—	—	996
Redemption of CODES	(935)	—	—	—	—	(935)
Common stock repurchased	(823)	—	—	—	—	(823)
Dividends paid on L-3 Holdings’ common stock	(208)	—	—	—	—	(208)
Dividends paid to L-3 Holdings	—	(1,966)	—	—	1,966	—
Investments from L-3 Holdings	—	102	—	—	(102)	—
Other financing activities	102	607	(503)	(162)	50	94

Net cash used in financing activities	(1,864)	(261)	(503)	(162)	1,914	(876)

Effect of foreign currency exchange rate changes on cash	—	—	—	(17)	—	(17)
Change in cash balance in assets held for sale	—	—	(1)	(60)	—	(61)

Net increase (decrease) in cash	—	103	1	(119)	(43)	(58)
Cash and cash equivalents, beginning of the year	—	258	—	261	(19)	500

Cash and cash equivalents, end of the year	$—	$361	$1	$142	$(62)	$442

For the year ended December 31, 2013:
Operating activities:
Net cash from operating activities	$999	$437	$776	$231	$(1,180)	$1,263

Investing activities:
Business acquisitions, net of cash acquired	—	(62)	—	—	—	(62)
Investments in L-3 Communications	(149)	—	—	—	149	—
Other investing activities	—	(88)	(89)	(22)	—	(199)

Net cash used in investing activities	(149)	(150)	(89)	(22)	149	(261)

Financing activities:
Common stock repurchased	(800)	—	—	—	—	(800)
Dividends paid on L-3 Holdings’ common stock	(199)	—	—	—	—	(199)
Dividends paid to L-3 Holdings	—	(999)	—	—	999	—
Investments from L-3 Holdings	—	149	—	—	(149)	—
Other financing activities	149	575	(687)	(188)	301	150

Net cash used in financing activities	(850)	(275)	(687)	(188)	1,151	(849)

Effect of foreign currency exchange rate changes on cash	—	—	—	(2)	—	(2)

Net increase in cash	—	12	—	19	120	151
Cash and cash equivalents, beginning of the year	—	246	—	242	(139)	349

Cash and cash equivalents, end of the year	$—	$258	$—	$261	$(19)	$500

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
For the year ended December 31, 2012:
Operating activities:
Net cash from operating activities from continuing operations	$1,067	$252	$858	$265	$(1,211)	$1,231

Investing activities:
Business acquisitions, net of cash acquired	—	(348)	—	—	—	(348)
Investments in L-3 Communications	(42)	—	—	—	42	—
Other investing activities	—	225	(59)	(18)	—	148

Net cash used in investing activities from continuing operations	(42)	(123)	(59)	(18)	42	(200)

Financing activities:
Redemption of senior subordinated notes	—	(500)	—	—	—	(500)
Common stock repurchased	(872)	—	—	—	—	(872)
Dividends paid on L-3 Holdings’ common stock	(195)	—	—	—	—	(195)
Dividends paid to L-3 Holdings	—	(1,067)	—	—	1,067	—
Investments from L-3 Holdings	—	42	—	—	(42)	—
Other financing activities	42	924	(799)	(234)	107	40

Net cash used in financing activities from continuing operations	(1,025)	(601)	(799)	(234)	1,132	(1,527)

Effect of foreign currency exchange rate changes on cash	—	—	—	7	—	7
Net increase in cash and cash equivalents of discontinued operations	—	74	—	—	—	74

Net (decrease) increase in cash	—	(398)	—	20	(37)	(415)
Cash and cash equivalents, beginning of the year	—	644	—	222	(102)	764

Cash and cash equivalents, end of the year	$—	$246	$—	$242	$(139)	$349