Form 10-Q
period 2015-03-27
L 3 COMMUNICATIONS HOLDINGS INC; L 3 COMMUNICATIONS CORP
filed 2015-04-30
CIK 1056239, 1039101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2015

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant, L-3 Communications Holdings, Inc., is a large accelerated filer, accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant, L-3 Communications Corporation, Inc., is a large accelerated filer, accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

There were 82,360,073 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on April 23, 2015.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended March 27, 2015

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	(Unaudited) March 27, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$317	$442
Billed receivables, net of allowances of $14 in 2015 and 2014	836	852
Contracts in process	2,402	2,295
Inventories	336	288
Deferred income taxes	129	127
Other current assets	196	186
Assets held for sale	496	547

Total current assets	4,712	4,737

Property, plant and equipment, net	1,082	1,088
Goodwill	7,462	7,501
Identifiable intangible assets	240	243
Deferred debt issue costs	25	27
Other assets	261	240

Total assets	$13,782	$13,836

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$484	$382
Accrued employment costs	508	510
Accrued expenses	341	402
Advance payments and billings in excess of costs incurred	541	573
Income taxes	21	23
Other current liabilities	405	398
Liabilities held for sale	225	237

Total current liabilities	2,525	2,525

Pension and postretirement benefits	1,192	1,187
Deferred income taxes	437	443
Other liabilities	387	382
Long-term debt	3,939	3,939

Total liabilities	8,480	8,476

Commitments and contingencies (see Note 17)
Equity:
L-3 shareholders’ equity:
L-3 Communications Holdings, Inc.’s common stock: $.01 par value; 300,000,000 shares authorized, 82,562,110 shares outstanding at March 27, 2015 and 82,040,525 shares outstanding at December 31, 2014 (L-3 Communications Corporation’s common stock: $.01 par value, 100 shares authorized, issued and outstanding)	5,871	5,799
L-3 Communications Holdings, Inc.’s treasury stock (at cost), 73,794,080 shares at March 27, 2015 and 73,005,891 shares at December 31, 2014	(6,211)	(6,111)
Retained earnings	6,231	6,181
Accumulated other comprehensive loss	(663)	(584)

Total L-3 shareholders’ equity	5,228	5,285
Noncontrolling interests	74	75

Total equity	5,302	5,360

Total liabilities and equity	$13,782	$13,836

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	First Quarter Ended
	March 27, 2015	March 28, 2014
Net sales:
Products	$1,547	$1,649
Services	1,166	1,308

Total net sales	2,713	2,957

Cost of sales:
Products	(1,388)	(1,466)
Services	(1,103)	(1,205)

Total cost of sales	(2,491)	(2,671)

Loss related to business divestiture	(22)	—

Operating income	200	286
Interest expense	(44)	(43)
Interest and other income, net	3	5

Income before income taxes	159	248
Provision for income taxes	(50)	(76)

Net income	$109	$172
Net income attributable to noncontrolling interests	(4)	(2)

Net income attributable to L-3	$105	$170

Earnings per share attributable to L-3 Holdings’ common shareholders:
Basic	$1.28	$1.97

Diluted	$1.25	$1.90

Cash dividends paid per common share	$0.65	$0.60

L-3 Holdings’ weighted average common shares outstanding:
Basic	82.3	86.1

Diluted	83.8	89.4

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	First Quarter Ended
	March 27, 2015	March 28, 2014
Net income	$109	$172
Other comprehensive (loss) income:
Foreign currency translation adjustments	(87)	(16)
Unrealized losses on hedging instruments(1)	(3)	(5)
Pension and postretirement benefit plans:
Amortization of net loss and prior service cost previously recognized(2)	11	3

Total other comprehensive loss	(79)	(18)

Comprehensive income	30	154
Comprehensive income attributable to noncontrolling interests	(4)	(2)

Comprehensive income attributable to L-3	$26	$152

(1)	Net of an income tax benefit of $2 million for the quarterly period ended March 28, 2014.

(2)	Net of income taxes of $6 million and $1 million for the quarterly periods ended March 27, 2015 and March 28, 2014, respectively.

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except per share data)

	L-3 Holdings’ Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss
	Shares Outstanding	Par Value		Treasury Stock	Retained Earnings		Noncontrolling Interests	Total Equity
For the Quarter Ended March 27, 2015:
Balance at December 31, 2014	82.0	$1	$5,798	$(6,111)	$6,181	$(584)	$75	$5,360
Net income					105		4	109
Other comprehensive loss						(79)		(79)
Distributions to noncontrolling interests							(5)	(5)
Cash dividends declared on common stock ($0.65 per share)					(55)			(55)
Shares issued:
Employee savings plans	0.3		29					29
Exercise of stock options	0.5		60					60
Employee stock purchase plan	0.1							—
Stock-based compensation expense			13					13
Treasury stock purchased	(0.8)			(100)				(100)
Other	0.5		(30)					(30)

Balance at March 27, 2015	82.6	$1	$5,870	$(6,211)	$6,231	$(663)	$74	$5,302

For the Quarter Ended March 28, 2014:
Balance at December 31, 2013	85.8	$1	$5,652	$(5,288)	$5,726	$(110)	$75	$6,056
Net income					170		2	172
Other comprehensive loss						(18)		(18)
Distributions to noncontrolling interests							(2)	(2)
Cash dividends declared on common stock ($0.60 per share)					(53)			(53)
Shares issued:
Employee savings plans	0.4		44					44
Exercise of stock options	0.9		81					81
Employee stock purchase plan	0.2							—
Stock-based compensation expense			15					15
Treasury stock purchased	(1.2)			(133)				(133)
Other	0.3		(26)		(1)			(27)

Balance at March 28, 2014	86.4	$1	$5,766	$(5,421)	$5,842	$(128)	$75	$6,135

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	First Quarter Ended
	March 27, 2015	March 28, 2014
Operating activities:
Net income	$109	$172
Depreciation of property, plant and equipment	44	42
Amortization of intangibles and other assets	11	12
Deferred income tax provision	11	23
Stock-based employee compensation expense	13	15
Contributions to employee savings plans in L-3 Holdings’ common stock	29	44
Amortization of pension and postretirement benefit plans net loss and prior service cost	17	4
Amortization of bond discounts and deferred debt issue costs (included in interest expense)	2	2
Other non-cash items	11	1
Changes in operating assets and liabilities, excluding amounts from acquisitions and divestitures:
Billed receivables	12	(73)
Contracts in process	(147)	(201)
Inventories	(31)	(9)
Other assets	—	(10)
Accounts payable, trade	105	55
Accrued employment costs	(4)	(10)
Accrued expenses	(58)	(56)
Advance payments and billings in excess of costs incurred	(22)	(46)
Income taxes	30	28
Excess income tax benefits related to share-based payment arrangements	(23)	(14)
Other current liabilities	5	(25)
Pension and postretirement benefits	4	(2)
All other operating activities	(31)	(14)

Net cash from (used in) operating activities	87	(62)

Investing activities:
Business acquisitions, net of cash acquired	(41)	(57)
Capital expenditures	(41)	(30)
Dispositions of property, plant and equipment	1	1
Other investing activities	6	—

Net cash used in investing activities	(75)	(86)

Financing activities:
Borrowings under revolving credit facility	108	524
Repayment of borrowings under revolving credit facility	(108)	(524)
Common stock repurchased	(100)	(133)
Dividends paid on L-3 Holdings’ common stock	(58)	(55)
Proceeds from exercises of stock options	37	69
Proceeds from employee stock purchase plan	9	9
Excess income tax benefits related to share-based payment arrangements	23	14
Other financing activities	(38)	(28)

Net cash used in financing activities	(127)	(124)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(11)	(1)

Change in cash balance in assets held for sale	1	—
Net decrease in cash and cash equivalents	(125)	(273)
Cash and cash equivalents, beginning of the period	442	500

Cash and cash equivalents, end of the period	$317	$227

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

In April 2015, the Company realigned its Platform and Logistics Solutions sector within its Aerospace Systems segment to enhance the operational effectiveness and competitiveness of its platform systems business. The platform systems business was integrated within the ISR Systems sector and the new integrated organization was renamed the ISR and Aircraft Systems sector. The Logistics Solutions sector remains a separate sector within the Aerospace Systems segment. This realignment will not impact the composition of the Company’s reporting units.

Financial information with respect to the Company’s segments is included in Note 21 to the unaudited condensed consolidated financial statements and in Note 22 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

2.  Basis of Presentation

These unaudited condensed consolidated financial statements for the quarterly period ended March 27, 2015 should be read in conjunction with the audited consolidated financial statements of L-3 Holdings and L-3 Communications included in their Annual Report on Form 10-K for the year ended December 31, 2014.

Principles of Consolidation and Reporting

The accompanying financial statements comprise the consolidated financial statements of L-3 Holdings and L-3 Communications. L-3 Holdings’ only asset is its investment in the common stock of L-3 Communications,

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

its wholly-owned subsidiary, and its only obligations are: (1) its guarantee of borrowings under the Amended and Restated Revolving Credit Facility (Credit Facility) of L-3 Communications and (2) its guarantee of other contractual obligations of L-3 Communications and its subsidiaries. All issuances of and conversions into L-3 Holdings’ equity securities, including grants of stock options, restricted stock units and performance units by L-3 Holdings to employees and directors of L-3 Communications and its subsidiaries, have been reflected in the consolidated financial statements of L-3 Communications. As a result, the consolidated financial positions, results of operations and cash flows of L-3 Holdings and L-3 Communications are substantially the same. See Note 23 for additional information regarding the unaudited financial information of L-3 Communications and its subsidiaries.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by U.S. GAAP for a complete set of annual audited financial statements. The December 31, 2014 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year.

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

Sales and profits on contracts that are covered by accounting standards for construction-type and production-type contracts and federal government contractors are recognized using percentage-of-completion (POC) methods of accounting. Approximately 46% of the Company’s net sales in 2014 were accounted for under contract accounting standards, of which approximately 40% were fixed-price type contracts and approximately

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

6% were cost-plus type contracts. For contracts that are accounted for under contract accounting standards, sales and profits are recognized based on: (1) a POC method of accounting (fixed-price contracts), (2) allowable costs incurred plus the estimated profit on those costs (cost-plus contracts), or (3) direct labor hours expended multiplied by the contractual fixed rate per hour plus incurred costs for material (time-and-material contracts). Sales and profits on fixed-price production contracts under which units are produced and delivered in a continuous or sequential process are recorded as units are delivered based on their contractual selling prices (the “units-of-delivery” method). Sales and profits on each fixed-price production contract under which units are not produced and delivered in a continuous or sequential process, or under which a relatively few number of units are produced, are recorded based on the ratio of actual cumulative costs incurred to total estimated costs at completion of the contract, multiplied by the total estimated contract revenue, less cumulative sales recognized in prior periods (the “cost-to-cost” method). Under both POC methods of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year.

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

Revisions or adjustments to estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained, as facts and circumstances change and as new information is obtained, even though the scope of work required under the contract may not change. Revisions or adjustments may also be required if contract modifications occur. The impact of revisions in profit (loss) estimates for all types of contracts subject to POC accounting are recognized on a cumulative catch-up basis in the period in which the revisions are made. The revisions in contract estimates, if significant, can materially affect the Company’s results of operations and cash flows, as well as reduce the valuations of receivables and inventories, and in some cases result in liabilities to complete contracts in a loss position. Aggregate net changes in contract estimates amounted to increases of $33 million, or 17% of consolidated operating income for the quarterly period ended March 27, 2015, and increases of $44 million, or 15% of consolidated operating income for the quarterly period ended March 28, 2014.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

For a more complete discussion of these estimates and assumptions, see the Annual Report on Form 10-K for the year ended December 31, 2014.

3.  Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-5, which is meant to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. This update is effective for interim and annual periods beginning after December 15, 2015. The adoption of this standard will not materially impact the Company’s financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-3, to simplify the presentation of debt issuance costs. This update requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, consistent with the required presentation for debt discounts. This update is effective for interim and annual periods beginning after December 15, 2015. The adoption of this standard will change the Company’s current practice of presenting debt issuance costs as an asset and will result in the reduction of total assets and total liabilities in an amount equal to the balance of unamortized debt issuance costs at each balance sheet date. Debt issuance costs are currently presented separately on the Company’s condensed consolidated balance sheets and amounted to $25 million at March 27, 2015 and $27 million at December 31, 2014.

In February 2015, the FASB issued ASU 2015-2, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This update is effective for interim and annual periods beginning after December 15, 2015. The adoption of this standard will not have an impact on the Company’s financial position, results of operations or cash flows.

In January 2015, the FASB issued ASU 2015-1, which eliminates from U.S. GAAP the concept of extraordinary items. The update is effective for the Company for interim and annual periods beginning after December 15, 2015. The adoption of this standard will not have an impact on the Company’s financial position, results of operations or cash flows.

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

In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers, which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, provide companies with a single revenue recognition model for recognizing revenue from contracts with customers and significantly expand the disclosure requirements for revenue arrangements. The new standard will be effective for the Company for interim and annual reporting periods beginning January 1, 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company is currently evaluating the expected impact of the adoption of this standard on its consolidated financial statements and related disclosures and the transition alternatives available. As the new standard will supersede substantially all existing revenue guidance, it could impact revenue and cost recognition on substantially all of the Company’s contracts, in addition to the Company’s business processes and information technology systems. As a result, the Company’s evaluation of the impact of the standard will extend over future periods.

4.  Acquisitions and Divestitures

Business Acquisitions

The business acquisitions discussed below are included in the Company’s results of operations from their respective dates of acquisition.

2015 Business Acquisition

On January 21, 2015, the Company acquired the assets of MITEQ, Inc. (Miteq) for a purchase price of $41 million, which was financed with cash on hand. The purchase price is subject to adjustment based on closing date net working capital. Miteq was combined with the Company’s Narda Microwave-East business and the new organization was re-named L-3 Narda-Miteq. Miteq offers a broad product line of active and passive radio frequency (RF) microwave components and low-power satellite communications (SATCOM) products for space and military applications that complement the existing Narda Microwave East product line. The combined L-3 Narda-Miteq business will provide products for the DoD, other U.S. Government agencies, prime contractors and commercial customers. Based on the preliminary purchase price, the aggregate goodwill recognized for this business was $10 million, of which $3 million is expected to be deductible for income tax purposes. The goodwill was assigned to the Communications Systems reportable segment. The final purchase price allocation, which is expected to be completed in the fourth quarter of 2015, will be based on the final purchase price and final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final purchase price allocations will have a material impact on its results of operations or financial position.

2014 Business Acquisition

On March 4, 2014, the Company acquired Data Tactics Corporation, renamed L-3 Data Tactics, for a purchase price of $57 million, which was financed with cash on hand. The purchase price and purchase price allocation for L-3 Data Tactics was finalized as of December 31, 2014 with no significant changes to preliminary amounts. L-3 Data Tactics is a specialized provider of large-scale data analytics, cybersecurity and cloud computing solution services, primarily to the DoD. Based on the final purchase price allocation, the aggregate goodwill recognized for this business was $39 million, substantially all of which is expected to be deductible for income tax purposes. The goodwill was assigned to the NSS reportable segment.

Business Divestitures

On April 24, 2015, the Company divested its Broadcast Sports Inc., (BSI) business for a sales price of $27 million, subject to customary adjustments. BSI is a provider of wireless technology and communications systems services for use in the field of sports television broadcasting, and was included in the Sensor Systems sector of the Electronic Systems segment. The Company will record the divestiture of BSI in the second quarter of 2015, and does not expect the gain or loss on the divestiture to be material to the Company’s unaudited condensed consolidated statement of operations. In accordance with ASC 360, Property, Plant and Equipment, the Company classified the assets and liabilities and results of operations of BSI as held and used in the condensed consolidated financial statements for all periods presented.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

On December 16, 2014, the Company entered into a definitive agreement with Wärtsilä Corporation to sell its Marine Systems International (MSI) business for a base purchase price of €285 million, subject to customary adjustments and an estimated reduction of €60 million for MSI employee pension-related liabilities to be assumed by Wärtsilä Corporation. MSI is a sector within the Company’s Electronic Systems segment, primarily selling to the commercial shipbuilding industry. MSI is a turnkey supplier of complete electrical systems, as well as integrated navigation, automation, communications and power and propulsion systems for all types of ships, including cruise liners, ferries and offshore and specialty vessels. The transaction is anticipated to be completed on May 29, 2015. All required regulatory approvals to complete the MSI divestiture have been received. Therefore, in accordance with ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, MSI’s assets and liabilities are classified as held for sale in the Company’s unaudited condensed consolidated balance sheet as of March 27, 2015 and audited consolidated balance sheet as of December 31, 2014. Also, in accordance with ASU 2014-08, MSI’s results of operations are included in income from continuing operations for all periods presented and are not classified within discontinued operations.

The accounting standards for long-lived assets to be disposed of by sale require that the Company measure assets and liabilities of a disposal group, classified as held for sale, at the lower of its carrying amount or fair value less costs to sell, at the end of each reporting period. As a result of the decline in the estimated U.S. dollar equivalent divestiture proceeds due to the weakening of the Euro against the U.S. dollar, the carrying value of the MSI disposal group exceeded its fair value at March 27, 2015. Accordingly, a pre-tax non-cash impairment charge of $17 million was recorded during the quarterly period ended March 27, 2015, and is included in the loss related to business divestiture caption on the unaudited condensed consolidated statements of operations. Upon the completion of the MSI divestiture, the Company will record an adjustment to the loss related to business divestiture, based on the actual divestiture proceeds received.

During the quarterly period ended March 27, 2015, L-3 entered a forward contract to sell the estimated Euro proceeds of €285 million to be obtained from the divestiture of MSI at a rate of $1.0782. The Company is accounting for this contract as an economic hedge and records a mark to market adjustment to earnings based on the fair value of the forward contract at the end of each reporting period. Accordingly, the Company recorded an unrealized pre-tax loss of $5 million as of March 27, 2015. This loss is included in the loss related to business divestiture caption on the unaudited condensed consolidated statements of operations.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

The major classes of assets and liabilities included as held for sale related to MSI are presented in the table below:

	March 27, 2015	December 31, 2014
	(in millions)
Assets
Cash and cash equivalents	$60	$61
Billed receivables, net of allowances of $6 in 2015 and 2014	77	77
Contracts in process	70	70
Inventories	64	70
Other current assets	2	10

Total current assets	273	288

Goodwill	206	231
Other assets	34	28
Carrying value write-down(1)	(17)	—

Total assets classified as held for sale	$496	$547

Liabilities
Accounts payable, trade	$28	$31
Accrued employment costs	26	22
Accrued expenses	28	33
Advance payments and billings in excess of costs incurred	56	55
Other current liabilities	14	21

Total current liabilities	152	162

Pension and postretirement benefits	53	56
Other liabilities	20	19

Total liabilities classified as held for sale	$225	$237

(1)

At March 27, 2015, the carrying value of the MSI disposal group exceeded its fair value and, as a result, a $17 million loss was recorded which was not allocated to the major classes of assets and liabilities of the MSI disposal group in accordance with ASC 205, Presentation of Financial Statements.

Unaudited Pro Forma Statements of Operations Data

The following unaudited pro forma Statements of Operations data present the combined results of the Company and its business acquisitions completed during the quarterly period ended March 27, 2015 and the year ended December 31, 2014, in each case assuming that the business acquisitions completed during these periods had occurred on January 1, 2014.

	First Quarter Ended
	March 27, 2015	March 28, 2014
	(in millions, except per share data)
Pro forma net sales	$2,715	$2,977
Pro forma net income attributable to L-3	$104	$168
Pro forma diluted earnings per share	$1.24	$1.88

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed these acquisitions on January 1, 2014.

5.  Contracts in Process

The components of contracts in process are presented in the table below.

	March 27, 2015	December 31, 2014
	(in millions)
Unbilled contract receivables, gross	$2,475	$2,280
Unliquidated progress payments	(975)	(887)

Unbilled contract receivables, net	1,500	1,393

Inventoried contract costs, gross	1,011	997
Unliquidated progress payments	(109)	(95)

Inventoried contract costs, net	902	902

Total contracts in process	$2,402	$2,295

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

	First Quarter Ended
	March 27, 2015	March 28, 2014
	(in millions)
Amounts included in inventoried contract costs at beginning of the period	$138	$138
Contract costs incurred:
IRAD and B&P	65	71
Other G&A	204	198

Total	269	269

Amounts charged to cost of sales	(258)	(266)

Amounts included in inventoried contract costs at end of the period	$149	$141

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

The table below presents a summary of selling, general and administrative expenses and research and development expenses for the Company’s commercial businesses, which are expensed as incurred and included in cost of sales on the unaudited condensed consolidated statements of operations.

	First Quarter Ended
	March 27, 2015	March 28, 2014
	(in millions)
Selling, general and administrative expenses	$76	$76
Research and development expenses	13	18

Total	$89	$94

6.  Inventories

Inventories at Lower of Cost or Market. The table below presents the components of inventories at the lower of cost (first-in, first-out or average cost) or realizable value.

	March 27, 2015	December 31, 2014
	(in millions)
Raw materials, components and sub-assemblies	$152	$127
Work in process	107	97
Finished goods	77	64

Total	$336	$288

7.  Goodwill and Identifiable Intangible Assets

Goodwill. In accordance with the accounting standards for business combinations, the Company records the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition (commonly referred to as the purchase price allocation). The table below presents the changes in goodwill by segment for the quarterly period ended March 27, 2015.

	Electronic Systems	Aerospace Systems	Communication Systems	NSS	Consolidated Total
	(in millions)
Balance at December 31, 2014	$3,773	$1,730	$992	$1,006	$7,501
Business acquisition(1)	—	—	10	—	10
Foreign currency translation adjustments(2)	(32)	(16)	—	(1)	(49)

Balance at March 27, 2015	$3,741	$1,714	$1,002	$1,005	$7,462

(1)	The increase in goodwill for the Communications Systems segment was due to the Miteq business acquisition.

(2)

The decrease in goodwill presented in the Electronic Systems segment was primarily due to the strengthening of the U.S. dollar against the Euro, the Canadian dollar and the British pound during the quarterly period ended March 27, 2015. The decrease in goodwill presented in the Aerospace Systems segment was due to the strengthening of the U.S. dollar against the Canadian dollar during the quarterly period ended March 27, 2015.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

The Company’s accumulated goodwill impairment losses were $58 million at March 27, 2015 and December 31, 2014, of which $43 million and $15 million were recorded in the Electronic Systems and Communication Systems segments, respectively.

Identifiable Intangible Assets. The table below presents information for the Company’s identifiable intangible assets that are subject to amortization.

		March 27, 2015			December 31, 2014
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)			(in millions)
Customer contractual relationships	20	$443	$269	$174	$440	$262	$178
Technology	11	169	113	56	165	111	54
Other	18	27	17	10	27	16	11

Total	18	$639	$399	$240	$632	$389	$243

The table below presents amortization expense recorded by the Company for its identifiable intangible assets.

	First Quarter Ended
	March 27, 2015	March 28, 2014
	(in millions)
Amortization Expense	$10	$10

Based on gross carrying amounts at March 27, 2015, excluding assets held for sale relating to MSI, the Company’s estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2015 through 2019 is presented in the table below.

	Year Ending December 31,
	2015	2016	2017	2018	2019
	(in millions)
Estimated amortization expense	$37	$33	$30	$26	$23

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

8.  Other Current Liabilities and Other Liabilities

The table below presents the components of other current liabilities.

	March 27, 2015	December 31, 2014
	(in millions)
Other Current Liabilities:
Accruals for pending and threatened litigation (see Note 17)	$37	$38
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	72	75
Accrued product warranty costs	58	59
Accrued interest	52	46
Deferred revenues	32	30
Other	154	150

Total other current liabilities	$405	$398

The table below presents the components of other liabilities.

	March 27, 2015	December 31, 2014
	(in millions)
Other Liabilities:
Non-current income taxes payable (see Note 10)	$196	$196
Deferred compensation	44	43
Accrued workers’ compensation	36	38
Accrued product warranty costs	36	34
Notes payable and capital lease obligations	6	1
Other	69	70

Total other liabilities	$387	$382

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

The table below presents the changes in the Company’s accrued product warranty costs.

	First Quarter Ended
	March 27, 2015	March 28, 2014
	(in millions)
Accrued product warranty costs:(1)
Balance at January 1	$93	$99
Acquisitions during the period	1	—
Accruals for product warranties issued during the period	17	17
Settlements made during the period	(17)	(19)
Foreign currency translation adjustments	(1)	—
Liabilities held for sale(2)	1	—

Balance at end of period	$94	$97

(1)

Warranty obligations incurred in connection with long-term production contracts that are accounted for under the POC cost-to-cost method are included within the contract estimates at completion and are excluded from the above amounts. The balances above include both the current and non-current amounts.

(2)	On December 16, 2014, the Company entered into a definitive agreement with Wärtsilä Corporation to sell its MSI business. See Note 4.

9.  Debt

The components of long-term debt and a reconciliation to the carrying amount of long-term debt are presented in the table below.

	March 27, 2015	December 31, 2014
	(in millions)
L-3 Communications:
Borrowings under Amended and Restated Revolving Credit Facility(1)	$—	$—
3.95% Senior Notes due 2016	500	500
1.50% Senior Notes due 2017	350	350
5.20% Senior Notes due 2019	1,000	1,000
4.75% Senior Notes due 2020	800	800
4.95% Senior Notes due 2021	650	650
3.95% Senior Notes due 2024	650	650

Principal amount of long-term debt	3,950	3,950

Unamortized discounts	(11)	(11)

Carrying amount of long-term debt	$3,939	$3,939

(1)

During the quarterly period ended March 27, 2015, L-3 Communications’ aggregate borrowings and repayments under the Credit Facility were $108 million. At March 27, 2015, L-3 Communications had the full availability of its $1 billion Credit Facility, which expires on February 3, 2017.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

10.  Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. As of March 27, 2015, the statutes of limitations for the Company’s U.S. Federal income tax returns for the years ended December 31, 2010 through 2013 were open. The U.S. Internal Revenue Service (IRS) is currently auditing the Company’s U.S. Federal income tax returns for 2010 and 2011. The Company cannot predict the outcome of the audits at this time.

The effective tax rate for the quarterly period ended March 27, 2015 increased to 31.4% from 30.6% for the quarterly period ended March 28, 2014. The increase was primarily due to higher state and local taxes. As of March 27, 2015, the Company anticipates that unrecognized tax benefits will decrease by approximately $27 million over the next 12 months due to the potential resolution of unrecognized tax benefits involving several jurisdictions and tax periods. The actual amount of the decrease over the next 12 months could vary significantly depending on the ultimate timing and nature of any settlements.

Non-current income taxes payable include accrued potential interest of $16 million ($10 million after income taxes) at March 27, 2015 and $15 million ($9 million after income taxes) at December 31, 2014, and potential penalties of $8 million at March 27, 2015 and $9 million at December 31, 2014.

11.  Accumulated Other Comprehensive (Loss) Income (AOCI)

The changes in the AOCI balances, including amounts reclassified from AOCI into net income for the quarterly periods ended March 27, 2015 and March 28, 2014 are presented in the table below.

	Foreign currency translation	Unrealized (losses) gains on hedging instruments	Unrecognized losses and prior service cost, net	Total accumulated other comprehensive (loss) income
	(in millions)
Balance at December 31, 2014	$19	$(5)	$(598)	$(584)
Other comprehensive loss before reclassifications, net of tax	(87)	(5)	—	(92)
Amounts reclassified from AOCI, net of tax	—	2	11	13

Net current period other comprehensive (loss) income	(87)	(3)	11	(79)

Balance at March 27, 2015	$(68)	$(8)	$(587)	$(663)

Balance at December 31, 2013	$142	$1	$(253)	$(110)
Other comprehensive loss before reclassifications, net of tax	(16)	(8)	—	(24)
Amounts reclassified from AOCI, net of tax	—	3	3	6

Net current period other comprehensive (loss) income	(16)	(5)	3	(18)

Balance at March 28, 2014	$126	$(4)	$(250)	$(128)

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

Further details regarding the amounts reclassified from AOCI into net income are presented in the table below.

	Amount Reclassified from AOCI(a)		Affected Line Item in the Unaudited Condensed Consolidated Statements of Operations
	First Quarter Ended
Details About AOCI Components	March 27, 2015	March 28, 2014
	(in millions)
Loss on hedging instruments	$(2)	$(5)	Cost of sales-products

	(2)	(5)	Income before income taxes
	—	2	Provision for income taxes

	$(2)	$(3)	Net income

Amortization of defined benefit pension items:
Net loss	$(17)	$(4)	(b)

	(17)	(4)	Income before income taxes
	6	1	Provision for income taxes

	$(11)	$(3)	Net income

Total reclassification for the period	$(13)	$(6)	Net income

(a)	Amounts in parenthesis indicate charges to the unaudited condensed consolidated statements of operations.

(b)	Amounts related to pension and postretirement benefit plans were reclassified from AOCI and recorded as a component of net periodic benefit cost (see Note 18 for additional information).

12.  Equity

On February 5, 2013, L-3 Holdings’ Board of Directors approved a share repurchase program that authorizes L-3 Holdings to repurchase up to $1.5 billion of its common stock through June 30, 2015. On December 4, 2014, L-3 Holdings’ Board of Directors approved a new share repurchase program that authorizes L-3 Holdings to repurchase up to an additional $1.5 billion of its common stock through June 30, 2017. Repurchases of L-3 Holdings’ common stock are made from time to time at management’s discretion in accordance with applicable U.S. Federal securities laws. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including, but not limited to, the Company’s financial position, earnings, legal requirements, other investment opportunities (including acquisitions) and market conditions. L-3 Holdings repurchased 788,189 shares of its common stock at an average price of $127.36 per share for an aggregate amount of $100 million from January 1, 2015 through March 27, 2015. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares.

At March 27, 2015, the remaining dollar value under share repurchase programs authorized by L-3 Holdings’ Board of Directors was $1,445 million.

From March 28, 2015 through April 23, 2015, L-3 Holdings repurchased 287,303 shares of its common stock at an average price of $125.19 per share for an aggregate amount of $36 million.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

On February 10, 2015, L-3 Holdings’ Board of Directors declared a cash dividend of $0.65 per share, payable on March 16, 2015, to shareholders of record at the close of business on March 2, 2015. During the quarterly period ended March 27, 2015, the Company paid $58 million of cash dividends, including a $3 million net reduction of accrued dividends for employee held stock awards.

13.  L-3 Holdings’ Earnings Per Common Share

A reconciliation of basic and diluted earnings per share (EPS) is presented in the table below.

	First Quarter Ended
	March 27, 2015	March 28, 2014
	(in millions, except per share data)
Reconciliation of net income:
Net income	$109	$172
Net income attributable to noncontrolling interests	(4)	(2)

Net income attributable to L-3 Holdings’ common shareholders	$105	$170

Earnings per share attributable to L-3 Holdings’ common shareholders:
Basic:
Weighted average common shares outstanding	82.3	86.1

Basic earnings per share:
Net income	$1.28	$1.97

Diluted:
Common and potential common shares:
Weighted average common shares outstanding	82.3	86.1
Assumed exercise of stock options	2.9	3.4
Unvested restricted stock awards	1.4	1.7
Employee stock purchase plan contributions	0.1	—
Performance unit awards	0.2	0.2
Assumed purchase of common shares for treasury	(3.1)	(3.5)
Assumed conversion of the CODES(1)	—	1.5

Common and potential common shares	83.8	89.4

Diluted earnings per share:
Net income	$1.25	$1.90

(1)

L-3 Holdings’ 3% Convertible Contingent Debt Securities (CODES) due 2035 were retired on June 20, 2014 and were dilutive for the quarterly period ended March 28, 2014 as the average market price of L-3 Holdings’ common stock during the period that the CODES were outstanding was greater than the price at which the CODES would have been convertible into L-3 Holdings’ common stock. As of March 28, 2014, the conversion price was $89.08.

The computation of diluted EPS excludes shares for stock options of 0.2 million for the quarterly period ended March 27, 2015 and shares for stock options and employee stock purchase plan contributions of 0.4 million for the quarterly period ended March 28, 2014, as they were anti-dilutive.

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

	March 27, 2015			December 31, 2014
Description	Level 1(1)	Level 2(2)	Level 3(3)	Level 1(1)	Level 2(2)	Level 3(3)
	(in millions)
Assets
Cash equivalents	$220	$—	$—	$416	$—	$—
Derivatives (foreign currency forward contracts)	—	8	—	—	5	—

Total assets	$220	$8	$—	$416	$5	$—

Liabilities
Derivatives (foreign currency forward contracts)	$—	$22	$—	$—	$11	$—

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

15.  Financial Instruments

At March 27, 2015 and December 31, 2014, the Company’s financial instruments consisted primarily of cash and cash equivalents, billed receivables, trade accounts payable, Senior Notes and foreign currency forward contracts. The carrying amounts of cash and cash equivalents, billed receivables and trade accounts payable are representative of their respective fair values because of the short-term maturities or the expected settlement dates of these instruments. The carrying amounts and estimated fair values of the Company’s other financial instruments are presented in the table below.

	March 27, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Senior Notes(1)	$3,939	$4,203	$3,939	$4,178
Foreign currency forward contracts(2)	$(14)	$(14)	$(6)	$(6)

(1)	The Company measures the fair value of its Senior Notes using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.

(2)

The Company measures the fair values of foreign currency forward contracts based on forward exchange rates. See Note 16 for additional disclosures regarding the notional amounts and fair values of foreign currency forward contracts.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

16.  Derivative Financial Instruments

The Company’s derivative financial instruments include foreign currency forward contracts, which are entered into for risk management purposes.

Foreign Currency Forward Contracts. The Company’s U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors that are denominated in currencies other than their functional currencies. To protect the functional currency equivalent cash flows associated with certain of these contracts, the Company enters into foreign currency forward contracts. The Company’s activities involving foreign currency forward contracts are designed to hedge the changes in the functional currency equivalent cash flows due to movements in foreign exchange rates compared to the functional currency. The foreign currencies hedged are primarily the Euro, the Canadian dollar, the U.S. dollar, and the British pound. The Company manages exposure to counterparty non-performance credit risk by entering into foreign currency forward contracts only with major financial institutions that are expected to fully perform under the terms of such contracts. Foreign currency forward contracts are recorded in the Company’s condensed consolidated balance sheets at fair value and are generally designated and accounted for as cash flow hedges in accordance with the accounting standards for derivative instruments and hedging activities. Gains and losses on designated foreign currency forward contracts that are highly effective in offsetting the corresponding change in the cash flows of the hedged transactions are recorded net of income taxes in AOCI and then recognized in income when the underlying hedged transaction affects income. Gains and losses on foreign currency forward contracts that do not meet hedge accounting criteria are recognized in income immediately. Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. The table below presents the notional amounts of the Company’s outstanding foreign currency forward contracts by currency at March 27, 2015.

Currency	Notional Amounts
(in millions)
Euro	$358
Canadian dollar	207
U.S. dollar	103
British pound	6

Total	$674

At March 27, 2015, the Company’s foreign currency forward contracts had maturities through 2018.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

The table below presents the location of the Company’s derivative instruments recorded at fair value on the condensed consolidated balance sheets.

	March 27, 2015				December 31, 2014
	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Foreign currency forward contracts(1)(2)	$7	$1	$16	$1	$4	$1	$10	$1
Derivatives not designated as hedging instruments:
Foreign currency forward contracts(1)(3)	—	—	5	—	—	—	—	—

Total derivative instruments	$7	$1	$21	$1	$4	$1	$10	$1

(1)	See Note 14 for a description of the fair value hierarchy related to the Company’s foreign currency forward contracts.

(2)

Assets held for sale at March 27, 2015 and December 31, 2014 include $4 million and $2 million, respectively, of other current assets relating to the fair value of derivative instruments, and liabilities held for sale at March 27, 2015 and December 31, 2014 include $2 million of other current liabilities relating to the fair value of derivative instruments.

(3)	L-3 entered a forward contract to sell the estimated proceeds of €285 million to be obtained from the divestiture of MSI for U.S. dollars. See Note 4 for additional information.

The effect of gains or losses from foreign currency forward contracts was not material to the unaudited condensed consolidated statements of operations for the quarterly periods ended March 27, 2015 and March 28, 2014. At March 27, 2015, the estimated net amount of existing losses that are expected to be reclassified into income within the next 12 months is $9 million.

17.  Commitments and Contingencies

Guarantees

In connection with the spin-off of Engility Holdings, Inc. (Engility) in 2012, L-3 entered into a Distribution Agreement and several other agreements that govern certain aspects of L-3’s relationship with Engility, including employee matters, tax matters, transition services, and the future supplier/customer relationship between L-3 and Engility. These agreements generally provide cross-indemnities that, except as otherwise provided, are principally designed to place the financial responsibility for the obligations and liabilities of each entity with that respective entity. Engility has joint and several liability with L-3 to the U.S. Internal Revenue Service (IRS) for the consolidated U.S. Federal income taxes of L-3’s consolidated group for taxable periods in which Engility was a part of that group. However, the Tax Matters Agreement specifies the portion of this tax liability for which L-3 and Engility will each bear responsibility, and L-3 and Engility have agreed to indemnify each other against any amounts for which the other is not responsible. The Tax Matters Agreement also allocates responsibility between L-3 and Engility for other taxes, including special rules for allocating tax liabilities in the event that the spin-off is determined not to be tax-free. Though valid as between the parties, the Tax Matters Agreement is not binding on the IRS.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

Procurement Regulations

A substantial majority of the Company’s revenues are generated from providing products and services under legally binding agreements or contracts with U.S. Government and foreign government customers. U.S. Government contracts are subject to extensive legal and regulatory requirements, and, from time to time, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. The Company is currently cooperating with the U.S. Government on several investigations from which civil, criminal or administrative proceedings have or could result and give rise to fines, penalties, compensatory and treble damages, restitution and/or forfeitures. In that regard, we recognized an $18 million liability in the fourth quarter of 2014 in anticipation of a settlement with respect to an ongoing government investigation relating to a product specifications matter. The Company has other ongoing government investigations, including investigations into the pricing of certain contracts entered into by the Communication Systems segment. The Company does not currently anticipate that any of these investigations will have a material adverse effect, individually or in the aggregate, on its consolidated financial position, results of operations or cash flows. However, under U.S. Government regulations, an indictment of the Company by a federal grand jury, or an administrative finding against the Company as to its present responsibility to be a U.S. Government contractor or subcontractor, could result in the Company being suspended for a period of time from eligibility for awards of new government contracts or task orders or in a loss of export privileges. A conviction, or an administrative finding against the Company that satisfies the requisite level of seriousness, could result in debarment from contracting with the federal government for a specified term. In addition, all of the Company’s U.S. Government contracts: (1) are subject to audit and various pricing and cost controls, (2) include standard provisions for termination for the convenience of the U.S. Government or for default, and (3) are subject to cancellation if funds for contracts become unavailable. Foreign government contracts generally include comparable provisions relating to terminations for convenience or default, as well as other procurement clauses relevant to the foreign government.

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

In accordance with the accounting standard for contingencies, the Company records a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are disclosed in Note 8. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At March 27, 2015 and December 31, 2014, the Company recorded approximately $11 million of receivables for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. The Company believes it has recorded adequate provisions for its litigation matters. The Company reviews these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. While it is reasonably possible that an unfavorable outcome may occur in one or more of the following matters, unless otherwise stated below, the Company believes that it is not probable that a loss has been incurred in any of these matters. With respect to the litigation matters below for which it is reasonably possible that an unfavorable outcome may occur, an estimate of loss or range of loss is disclosed when such amount or amounts can be reasonably estimated. Although the

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

Company believes that it has valid defenses with respect to legal matters and investigations pending against it, the results of litigation can be difficult to predict, particularly those involving jury trials. Accordingly, our current judgment as to the likelihood of our loss (or our current estimate as to the potential range of loss, if applicable) with respect to any particular litigation matter may turn out to be wrong. Therefore, it is possible that the financial position, results of operations or cash flows of the Company could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these or other contingencies.

Class Action. In August 2014, three separate, putative class actions were filed in the United States District Court for the Southern District of New York (the District Court) against the Company and certain of its officers. These cases were consolidated into a single action on October 24, 2014. A consolidated amended complaint was filed in the District Court on December 22, 2014, which was further amended and restated on March 13, 2015. The complaint alleges violations of federal securities laws related to misconduct and accounting errors identified by the Company at its Aerospace Systems segment, and seeks monetary damages, pre- and post-judgment interest, and fees and expenses. The Company believes the action lacks merit and intends to defend itself vigorously. The Company filed a motion to dismiss the action on February 20, 2015, which was further amended and restated on April 24, 2015 in response to the amended and restated complaint. The Company is unable to reasonably estimate any amount or range of loss, if any, that may be incurred in connection with this matter because the proceedings are in their early stages.

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

Bashkirian Airways. On July 1, 2004, lawsuits were filed on behalf of the estates of 31 Russian children in the state courts of Washington, Arizona, California, Florida, New York and New Jersey against Honeywell, Honeywell TCAS, Thales USA, Thales France, the Company and Aviation Communications & Surveillance Systems (ACSS), which is a joint venture of L-3 and Thales. The suits relate to the crash over southern Germany of a Bashkirian Airways Tupelov TU 154M aircraft and a DHL Boeing 757 cargo aircraft. On-board the Tupelov aircraft were 9 crew members and 60 passengers, including 45 children. The Boeing aircraft carried a crew of two. Both aircraft were equipped with Honeywell/ACSS Model 2000, Change 7 Traffic Collision and Avoidance Systems (TCAS). Sensing the other aircraft, the on-board DHL TCAS instructed the DHL pilot to descend, and the Tupelov on-board TCAS instructed the Tupelov pilot to climb. However, the Swiss air traffic controller ordered the Tupelov pilot to descend. The Tupelov pilot disregarded the on-board TCAS and put the Tupelov aircraft into a descent striking the DHL aircraft in midair at approximately 35,000 feet. All crew and passengers of both planes were lost. Investigations by the National Transportation Safety Board after the crash revealed that both TCAS units were performing as designed. The suits allege negligence and strict product liability based upon the design of the units and the training provided to resolve conflicting commands. The Company’s insurers accepted defense of these matters and retained counsel. The matters were consolidated in the U.S. District Court for the District of New Jersey, which then dismissed the actions on the basis of forum non conveniens. Plaintiffs representing 30 of the estates re-filed their complaint against ACSS on April 23, 2007 with the Barcelona Court’s Registry in Spain. On March 9, 2010, the court ruled in favor of the plaintiffs and entered judgment against

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

ACSS in the amount of approximately $6.7 million, all of which represented compensatory damages. Both ACSS and the plaintiffs appealed the judgment. In May 2012, the appellate court ruled in favor of the plaintiffs and entered judgment against ACSS in the amount of $48 million. ACSS filed an appeal of the judgment with the Supreme Court of Spain on September 28, 2012. During the Supreme Court’s consideration of the appeal, 18 of 30 plaintiffs released their claims against ACSS in consideration for payments made by the Company’s insurance carriers. On February 10, 2015, the Supreme Court issued a ruling that awarded the remaining 12 plaintiffs approximately $11 million in the aggregate (including interest), plus certain legal expenses incurred by the plaintiffs in connection with the appeal to the Supreme Court. The Company’s insurers have paid the $11 million award amount into an escrow account held by the Company’s legal representatives for eventual payment to the plaintiffs, and have confirmed that they will pay the plaintiffs’ legal expenses on behalf of the Company once they are certified and become due. However, ACSS is considering whether to file a further appeal of the decision with the Supreme Court based on constitutional grounds, and settlement discussions between the parties remain ongoing.

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

18.  Pension and Other Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s pension and other postretirement benefit plans.

	Pension Plans		Postretirement Benefit Plans
	First Quarter Ended		First Quarter Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
	(in millions)
Components of net periodic benefit cost:
Service cost	$32	$27	$1	$1
Interest cost	37	36	2	2
Expected return on plan assets	(52)	(48)	(1)	(1)
Amortization of prior service costs (credits)	1	1	(1)	(1)
Amortization of net loss	17	4	—	—
Curtailment loss	—	1	—	—

Net periodic benefit cost	$35	$21	$1	$1

Contributions. The Company contributed cash of $14 million to its pension plans and $1 million to its other postretirement benefit plans during the quarterly period ended March 27, 2015. The Company expects to contribute an additional $86 million to $118 million to its pension plans and $9 million to its other postretirement benefit plans during the remainder of 2015.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

19.  Stock-Based Compensation

On February 17, 2015, the Company granted stock-based compensation under its Amended and Restated 2008 Long Term Performance Plan (2008 LTPP) in the form of stock options, restricted stock units and performance units. The stock-based compensation awards granted on February 17, 2015 are further discussed below.

Stock Options. The Company granted 444,454 stock options with an exercise price of $129.31 per option, which was equal to the closing price of L-3 Holdings’ common stock on the date of grant. The options expire after 10 years from the date of grant and vest ratably over a three-year period on the annual anniversary of the date of grant. The options granted to our Chairman, President and Chief Executive Officer are also subject to performance-based vesting conditions. The weighted average grant date fair value for the options of $19.82 per option was estimated using the Black-Scholes option-pricing model. The weighted average assumptions used in the valuation model for this grant are presented in the table below.

Expected holding period (in years)	5.0
Expected volatility	21.4%
Expected dividend yield	2.3%
Risk-free interest rate	1.5%

Restricted Stock Units. The Company granted 350,063 restricted stock units with a weighted average grant date fair value of $129.31 per share. Restricted stock units automatically convert into shares of L-3 Holdings’ common stock upon vesting, and are subject to forfeiture until certain restrictions have lapsed, including a three year cliff vesting period for employees and a one year cliff vesting period for non-employee directors, in each case starting on the date of grant.

Performance Units. The Company granted 40,252 performance units with a weighted average grant date fair value per unit of $129.31. The final payout for these units is based on the achievement of pre-determined EPS goals established by the compensation committee of the Company’s Board of Directors for the three-year period ending December 31, 2017. Units earned under the award can range from zero to 200% of the original number of units awarded, which are converted into shares of L-3 Holdings’ common stock.

20.  Supplemental Cash Flow Information

	First Quarter Ended
	March 27, 2015	March 28, 2014
	(in millions)
Interest paid on outstanding debt	$37	$48
Income tax payments	10	26
Income tax refunds	1	1

21.  Segment Information

The Company has four reportable segments, which are described in Note 1. The Company evaluates the performance of its reportable segments based on their sales and operating income. All corporate expenses are allocated to the Company’s operating segments using an allocation methodology prescribed by U.S. Government

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

regulations for government contractors. Accordingly, all costs and expenses, except for the loss related to the MSI business divestiture (which was not included in the Company’s segment performance measures), are included in the Company’s measure of segment profitability.

The tables below present net sales, operating income, depreciation and amortization and total assets by reportable segment.

	First Quarter Ended
	March 27, 2015	March 28, 2014
	(in millions)
Net Sales:
Electronic Systems	$1,038	$1,098
Aerospace Systems	1,027	1,074
Communication Systems	444	517
NSS	245	305
Elimination of intercompany sales	(41)	(37)

Consolidated total	$2,713	$2,957

Operating Income:
Electronic Systems	$114	$125
Aerospace Systems	62	93
Communication Systems	35	50
NSS	11	18

Segment total	222	286
Loss related to business divestiture(1)	(22)	—

Consolidated total	$200	$286

Depreciation and amortization:
Electronic Systems	$28	$29
Aerospace Systems	12	10
Communication Systems	12	12
NSS	3	3

Consolidated total	$55	$54

(1)

The loss related to business divestiture includes a $17 million non-cash impairment charge related to the MSI assets classified as held for sale and a $5 million unrealized loss on a forward contract to sell the estimated Euro proceeds to be obtained from the divestiture of MSI for U.S. dollars.

	March 27, 2015	December 31 2014
	(in millions)
Total Assets:
Electronic Systems	$6,335	$6,287
Aerospace Systems	3,057	3,011
Communication Systems	2,064	1,997
NSS	1,315	1,287
Corporate	515	707
Assets held for sale	496	547

Consolidated total	$13,782	$13,836

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

22.  Employee Severance and Termination Costs

Consistent with the Company’s strategy to continuously improve its cost structure and right-size its businesses, especially in view of sequestration and other DoD budget reductions, L-3 is completing employment reduction actions across several of its businesses to reduce both direct and indirect costs, including overhead and general and administrative costs. As a result of these initiatives and due to the impact of sequestration at certain affected business units, the Company recorded $2 million in employee severance and other termination costs with respect to approximately 320 employees during the quarterly period ended March 27, 2015. During the year ended December 31, 2014, the Company recorded a total of $30 million in employee severance and other termination costs with respect to approximately 2,000 employees. Employee severance and other termination costs are reported within cost of sales on the unaudited condensed consolidated statements of operations. The remaining balance to be paid in connection with these initiatives was $8 million at March 27, 2015 and $11 million at December 31, 2014, which is expected to be paid primarily by the end of 2015. Employee severance and other termination costs incurred by reportable segment are presented in the table below.

	First Quarter Ended
	March 27, 2015	March 28, 2014
	(in millions)
Reportable Segment
Electronic Systems	$—	$4
Aerospace Systems	1	—
Communication Systems	1	3
NSS	—	1

Consolidated	$2	$8

23.  Condensed Combining Financial Information of L-3 Communications and Its Subsidiaries

L-3 Communications is a 100% owned subsidiary of L-3 Holdings. The debt of L-3 Communications, including the Senior Notes and borrowings under amounts drawn against the Credit Facility is guaranteed, on a joint and several, full and unconditional basis, by certain of its domestic subsidiaries (the “Guarantor Subsidiaries”) and, in the case of the Credit Facility, by L-3 Holdings. See Note 10 to the audited consolidated financial statements for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K for additional information. The foreign subsidiaries and certain domestic subsidiaries of L-3 Communications (the “Non-Guarantor Subsidiaries”) do not guarantee the debt of L-3 Communications or L-3 Holdings. None of the debt of L-3 Communications has been issued by its subsidiaries. There are no restrictions on the payment of dividends from the Guarantor Subsidiaries to L-3 Communications or from L-3 Communications to L-3 Holdings.

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
	(in millions)
Condensed Combining Balance Sheets:
At March 27, 2015:
Current assets:
Cash and cash equivalents	$—	$210	$2	$116	$(11)	$317
Billed receivables, net	—	294	327	215	—	836
Contracts in process	—	909	1,191	302	—	2,402
Other current assets	—	405	150	106	—	661
Assets held for sale	—	—	51	445	—	496

Total current assets	—	1,818	1,721	1,184	(11)	4,712
Goodwill	—	2,360	4,246	856	—	7,462
Other assets	—	837	568	203	—	1,608
Investment in and amounts due from consolidated subsidiaries	5,228	6,846	4,174	—	(16,248)	—

Total assets	$5,228	$11,861	$10,709	$2,243	$(16,259)	$13,782

Current liabilities	$—	$905	$965	$441	$(11)	$2,300
Liabilities held for sale	—	—	9	216	—	225
Amounts due to consolidated subsidiaries	—	—	—	355	(355)	—
Other long-term liabilities	—	1,789	199	28	—	2,016
Long-term debt	—	3,939	—	—	—	3,939

Total liabilities	—	6,633	1,173	1,040	(366)	8,480

L-3 shareholders’ equity	5,228	5,228	9,536	1,203	(15,967)	5,228
Noncontrolling interests	—	—	—	—	74	74

Total equity	5,228	5,228	9,536	1,203	(15,893)	5,302

Total liabilities and equity	$5,228	$11,861	$10,709	$2,243	$(16,259)	$13,782

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Statements of Operations:
For the quarter ended March 27, 2015:
Total net sales	$—	$788	$1,500	$492	$(67)	$2,713
Total cost of sales	(13)	(718)	(1,388)	(452)	80	(2,491)
Loss related to business divestiture	—	—	(3)	(19)	—	(22)

Operating (loss) income	(13)	70	109	21	13	200
Interest expense	—	(44)	—	—	—	(44)
Interest and other income, net	—	3	—	—	—	3

(Loss) income before income taxes	(13)	29	109	21	13	159
Benefit (provision) for income taxes	4	(9)	(34)	(7)	(4)	(50)
Equity in net income of consolidated subsidiaries	114	85	—	—	(199)	—

Net income	105	105	75	14	(190)	109
Net income attributable to noncontrolling interests	—	—	—	—	(4)	(4)

Net income attributable to L-3	$105	$105	$75	$14	$(194)	$105

Comprehensive income attributable to L-3	$26	$26	$72	$(75)	$(23)	$26

For the quarter ended March 28, 2014:
Total net sales	$—	$863	$1,625	$543	$(74)	$2,957
Total cost of sales	(15)	(769)	(1,481)	(495)	89	(2,671)

Operating (loss) income	(15)	94	144	48	15	286
Interest expense	(5)	(43)	—	—	5	(43)
Interest and other income, net	—	5	—	—	—	5

(Loss) income before income taxes	(20)	56	144	48	20	248
Benefit (provision) for income taxes	6	(15)	(45)	(16)	(6)	(76)
Equity in net income of consolidated subsidiaries	184	129	—	—	(313)	—

Net income	170	170	99	32	(299)	172
Net income attributable to noncontrolling interests	—	—	—	—	(2)	(2)

Net income attributable to L-3	$170	$170	$99	$32	$(301)	$170

Comprehensive income attributable to L-3	$152	$152	$96	$15	$(263)	$152

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Statements of Cash Flows
For the quarter ended March 27, 2015:
Operating activities:
Net cash from (used in) operating activities	$158	$36	$65	$(14)	$(158)	$87

Investing activities:
Business acquisitions, net of cash acquired	—	(41)	—	—	—	(41)
Investments in L-3 Communications	(13)	—	—	—	13	—
Other investing activities	—	(19)	(5)	(10)	—	(34)

Net cash used in investing activities	(13)	(60)	(5)	(10)	13	(75)

Financing activities:
Common stock repurchased	(100)	—	—	—	—	(100)
Dividends paid on L-3 Holdings common stock	(58)	—	—	—	—	(58)
Dividends paid to L-3 Holdings	—	(158)	—	—	158	—
Investments from L-3 Holdings	—	13	—	—	(13)	—
Other financing activities	13	18	(60)	9	51	31

Net cash (used in) from financing activities	(145)	(127)	(60)	9	196	(127)

Effect of foreign currency exchange rate changes on cash	—	—	—	(11)	—	(11)
Change in cash balance in assets held for sale	—	—	1	—	—	1

Net (decrease) increase in cash	—	(151)	1	(26)	51	(125)
Cash and cash equivalents, beginning of the period	—	361	1	142	(62)	442

Cash and cash equivalents, end of the period	$—	$210	$2	$116	$(11)	$317

For the quarter ended March 28, 2014:
Operating activities:
Net cash from (used in) operating activities	$188	$80	$(61)	$(34)	$(235)	$(62)

Investing activities:
Business acquisitions, net of cash acquired	—	(57)	—	—	—	(57)
Investments in L-3 Communications	(51)	—	—	—	51	—
Other investing activities	—	(13)	(15)	(1)	—	(29)

Net cash used in investing activities	(51)	(70)	(15)	(1)	51	(86)

Financing activities:
Common stock repurchased	(133)	—	—	—	—	(133)
Dividends paid on L-3 Holdings common stock	(55)	—	—	—	—	(55)
Dividends paid to L-3 Holdings	—	(188)	—	—	188	—
Investments from L-3 Holdings	—	51	—	—	(51)	—
Other financing activities	51	(74)	76	(43)	54	64

Net cash (used in) from financing activities	(137)	(211)	76	(43)	191	(124)

Effect of foreign currency exchange rate changes on cash	—	—	—	(1)	—	(1)

Net decrease in cash	—	(201)	—	(79)	7	(273)
Cash and cash equivalents, beginning of the period	—	258	—	261	(19)	500

Cash and cash equivalents, end of the period	$—	$57	$—	$182	$(12)	$227

ITEM	2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Overview and Outlook

L-3’s Business

L-3 Holdings derives all of its operating income and cash flows from its wholly-owned subsidiary, L-3 Communications. L-3 Communications is a prime contractor in Intelligence, Surveillance and Reconnaissance (ISR) systems, aircraft sustainment (including modifications, logistics and maintenance), simulation and training, night vision and image intensification equipment, enterprise and mission information technology (IT) solutions and cyber operations. L-3 is also a leading provider of a broad range of communication and electronic systems and products used on military and commercial platforms. The Company’s customers include the United States (U.S.) Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), foreign governments, and domestic and international commercial customers.

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

In April 2015, we realigned our Platform and Logistics Solutions sector within the Aerospace Systems segment to enhance the operational effectiveness and competitiveness of the platform systems business. The platform systems business was integrated within the ISR Systems sector and the new integrated organization was renamed the ISR and Aircraft Systems sector. The Logistics Solutions sector remains a separate sector within the Aerospace Systems segment. This realignment will not impact the composition of our reporting units.

Financial information with respect to our segments is included in Results of Operations within this section, Note 21 to our unaudited condensed consolidated financial statements and Note 22 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

For the year ended December 31, 2014, we generated sales of $12,124 million and our primary customer was the DoD. The table below presents a summary of our consolidated 2014 sales by major category of end customer and the percent contributed by each to our consolidated 2014 sales.

	2014 Sales	% of 2014 Sales
	(in millions)
DoD	$7,961	66%
Other U.S. Government	623	5

Total U.S. Government	8,584	71%
International (foreign governments)	1,847	15
Commercial — international	1,105	9
Commercial — domestic	588	5

Total sales	$12,124	100%

We currently expect the percentage of our consolidated sales to the U.S. Government to decline from 71% of our consolidated 2014 sales to approximately 70% of our consolidated 2015 sales. U.S. Government sales include sales to the DoD, which we expect to decrease from approximately 66% of our consolidated 2014 sales to 64% of our consolidated 2015 sales. We also expect sales to international and commercial customers to increase to approximately 30% of our 2015 sales, compared to 29% of our consolidated 2014 sales.

Business Environment

U.S. Government Markets. Sales to U.S. Government customers represented 71% of our 2014 sales, and were primarily to DoD customers, which comprised 66% of our consolidated sales. Therefore, our annual sales are generally highly correlated to changes in U.S. Government spending levels, especially DoD budget levels.

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

On February 2, 2015, the Administration submitted its FY 2016 DoD Proposed Budget Request (PBR). The total FY 2016 DoD budget request is $585 billion ($534 billion base budget, $51 billion OCO), a requested increase of 4% compared to the appropriated FY 2015 DoD budget. However, Congress has not approved the FY 2016 budget. The FY 2016 PBR, for the base budget, exceeds the BCA sequestration cut spending caps by $34 billion in FY 2016, $35 billion in FY 2017, $31 billion in FY 2018 and $27 billion in FY 2019. The table below excludes the base budget amounts that exceed the BCA spending caps for FY 2016 to FY 2019.

	DoD Budget (includes Sequestration Cuts/BBA)			Annual Total Budget Change
Fiscal Year (Ending September 30)	Base	OCO	Total
	(in billions)
2011	$528	$159	$687	0%
2012	$530	$115	$645	-6%
2013	$496	$82	$578	-10%
2014	$496	$85	$581	+1%
2015	$496	$64	$560	-4%
2016	$500	$51	$551	-2%
2017	$512	$27	$539	-2%
2018	$525	$27	$552	+2%
2019	$537	$27	$564	+2%

While we believe that L-3 is well positioned to benefit from several of the DoD’s focus areas, the decline in the DoD budgets in 2015 and the potential decline in the FY 2016 budget, depending on if Congress provides relief from sequestration cuts, will generally pressure and possibly reduce funding for some of our contracts, which could reduce our sales and operating income and negatively impact our results of operations and cash flows. Uncertainty continues to exist, even with the passage of the BBA, regarding how sequestration cuts will be implemented in DoD budgets for FY 2016 and beyond and what challenges this may present for the defense industry, including L-3, our customers and suppliers. Furthermore, while members of Congress and the Administration continue to discuss various options to address sequestration and the U.S. Government’s overall fiscal challenges, we cannot predict the outcome of these efforts. We do not believe the FY 2015 sequester cuts to the DoD budget will have a significant negative impact on our results of operations or cash flows for the year ending December 31, 2015. However, depending on how future sequestration cuts are implemented, we believe that sequestration could have a material, negative impact on our results of operations and cash flows in the future. In addition, declining DoD budgets due to sequestration or other reductions could also potentially trigger non-cash goodwill impairment charges depending on how these reductions impact each of our reporting units. (See the discussion regarding goodwill in “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2014).

International and Commercial Markets. Sales to end customers other than the U.S. Government represented 29% of our 2014 sales and we expect those sales to represent 30% of our consolidated 2015 sales, including 1.5% of our consolidated sales related to Marine Systems International (MSI), which we expect to divest on May 29, 2015. These sales are generally affected by international government security and military priorities, as well as the fiscal situations of our international government end customers, global economic conditions for our commercial end markets and our competitive success in winning new business and increasing market share.

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

Sales Trend. For the quarter ended March 27, 2015 (2015 First Quarter), consolidated net sales of $2,713 million decreased by $244 million, or 8%, due to a decrease in organic sales of $260 million, or 9%, partially offset by net sales from acquisitions of $16 million, or 1%, compared to the quarter ended March 28, 2014 (2014 First Quarter). See “— Results of Operations”, including segment results below for a further discussion of sales.

For the year ended December 31, 2014, our largest contract (revenue arrangement) in terms of annual sales was the Fort Rucker Maintenance Support contract with the U.S. Army Aviation and Missile Life Cycle Management Command (AMCOM), which is included in our Aerospace Systems segment. Under this contract, which generated 3.6% of our 2014 sales, we provide maintenance, logistics and other related sustainment support services for rotary wing aircraft assigned to Fort Rucker and satellite units in Alabama. Our period of performance, including unexercised annual options, continues through September 30, 2017.

We derived approximately 66% of our 2014 sales from DoD customers and, as a result, our sales are highly correlated to DoD budget levels. DoD budgets are a function of several factors and uncertainties beyond our control, including, but not limited to, changes in U.S. procurement policies, budget considerations, current and future economic conditions, presidential administration priorities, U.S. military engagements, changing national security and defense requirements, geo-political developments, actual fiscal year congressional appropriations for defense budgets, and sequestration and other DoD budget reductions. Any of these factors could result in a significant increase, decrease or redirection of DoD budgets and impact L-3’s future results of operations, including our sales and operating income growth rates. Additionally, L-3’s future results of operations will be affected by our ability to retain our existing business, including our revenue arrangements with DoD customers, and to successfully re-compete for existing business and compete for new business, which largely depends on: (1) our successful performance on existing contracts, (2) the effectiveness and innovation of our technologies and research and development activities, (3) our ability to offer better program performance than our competitors at an affordable cost, and (4) our ability to retain our employees and hire new ones, particularly those employees who have U.S. Government security clearances. We expect our 2015 consolidated sales to decline by approximately 5% compared to 2014, primarily due to the expected divestiture of MSI and declines in DoD budgets. See “Other Events” for information related to the MSI divestiture.

Operating Income Trend. For the 2015 First Quarter, our consolidated operating income was $200 million and our consolidated operating margin was 7.4%. Our consolidated operating income and consolidated operating margin for the 2015 First Quarter were reduced by charges related to the expected divestiture of MSI, which is further discussed below. The charges related to the divestiture of MSI are excluded from segment operating income because they are excluded by management for purposes of assessing segment operating performance. Our segment operating income was $222 million for the 2015 First Quarter, a decrease of 22% from $286 million for the 2014 First Quarter, and our segment operating income as a percentage of sales (segment operating margin) was 8.2% for the 2015 First Quarter, a decrease of 150 basis points from 9.7% for the 2014 First Quarter. See “— Results of Operations”, including segment results below for a discussion of operating margin.

Our effective management of labor, material, subcontractor and other direct costs is an important element of cost control and favorable contract performance. We believe that proactively re-sizing our businesses to their anticipated sales, combined with continuous cost improvement will enable us to increase our cost competitiveness. While we continue to undertake cost management actions, such as reducing our indirect costs, resizing select business units, and improving our productivity and contract performance in an effort to maintain or even increase operating margin, these efforts may not be successful and may be partially or fully offset by other cost increases. Although we expect our 2015 annual consolidated operating margin and segment operating margin to increase as compared to 2014, changes in the competitive environment and DoD procurement practices, reductions to the DoD budget, lower consolidated sales and changes in annual pension expense, including related assumptions such as the benefit obligation discount rates could result in lower operating margin. Furthermore, select business acquisitions and new business, including contract renewals and new contracts, could have lower future operating margins compared to L-3’s operating margins on existing contracts, and could reduce future consolidated and segment operating margins.

Other Events

MSI Divestiture. On December 16, 2014, we entered into a definitive agreement with Wärtsilä Corporation to sell the MSI business for a base purchase price of €285 million, subject to customary adjustments and an estimated reduction of €60 million for MSI employee pension-related liabilities to be assumed by Wärtsilä Corporation. MSI is a sector within our Electronic Systems segment, primarily selling to the commercial shipbuilding industry. MSI is a turnkey supplier of complete electrical systems, as well as integrated navigation, automation, communications and power and propulsion systems for all types of ships, including cruise liners, ferries and offshore and specialty vessels. The transaction is anticipated to be completed on May 29, 2015. All required regulatory approvals to complete the MSI divestiture have been received.

The pending divestiture of MSI is accounted for in accordance with Accounting Standards Update (ASU) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Accordingly, we classified MSI’s assets and liabilities as held for sale in our unaudited condensed consolidated balance sheet at March 27, 2015 and our audited consolidated balance sheet at December 31, 2014. Also, in accordance with ASU 2014-08, MSI’s results of operations are included in income from continuing operations for all periods presented and are not classified within discontinued operations. See Note 4 to our unaudited condensed consolidated financial statements for the major assets and liabilities included in held for sale relating to MSI at March 27, 2015 and December 31, 2014.

The accounting standards for long-lived assets to be disposed of by sale require that we measure assets and liabilities of a disposal group, classified as held for sale, at the lower of its carrying amount or fair value less costs to sell, at the end of each reporting period. As a result of the decline in the estimated U.S. dollar equivalent divestiture proceeds due to the weakening of the Euro against the U.S. dollar, the carrying value of the MSI disposal group exceeded its fair value at March 27, 2015. Accordingly, a pre-tax non-cash impairment charge of $17 million ($12 million after income taxes, or $0.14 per diluted share) was recorded during the 2015 First Quarter, and is included in the loss related to business divestiture caption on the unaudited condensed consolidated statements of operations. Upon the completion of the MSI divestiture, we will record an adjustment to the loss related to business divestiture, based on the actual divestiture proceeds received.

During the 2015 First Quarter, we entered a forward contract to sell the estimated Euro proceeds of €285 million to be obtained from the divestiture of MSI at a rate of $1.0782. We are accounting for this contract as an economic hedge and record a mark to market adjustment to earnings based on the fair value of the forward contract at the end of each reporting period. Accordingly, we recorded an unrealized pre-tax loss of $5 million ($3 million after income taxes, or $0.04 per diluted share) as of March 27, 2015. This loss is included in the loss related to business divestiture caption on the unaudited condensed consolidated statements of operations.

Business Acquisitions and Dispositions

Our Annual Report on Form 10-K summarizes the business acquisitions and dispositions that we completed during the three years ended December 31, 2014. During the 2015 First Quarter, we acquired the assets of MITEQ, Inc. (Miteq), which was re-named L-3 Narda-Miteq, with $41 million of cash on hand. Business acquisitions are included in our consolidated results of operations from their dates of acquisition. On April 24, 2015, we divested Broadcast Sports Inc., for a sales price of $27 million, subject to customary adjustments. See Note 4 to our unaudited condensed consolidated financial statements contained in this quarterly report for a discussion of our business acquisitions and dispositions.

Results of Operations

The following information should be read in conjunction with our unaudited condensed consolidated financial statements contained in this quarterly report. Our results of operations for the periods presented are affected by our business acquisitions and divestitures. See Note 4 to our unaudited condensed consolidated financial statements for a discussion of our business acquisitions and divestitures.

Consolidated Results of Operations

The table below provides L-3’s selected financial data for the 2015 First Quarter compared with the 2014 First Quarter.

	First Quarter Ended
	March 27, 2015	March 28, 2014	Increase/ (decrease)
	(in millions, except per share data)
Net sales	$2,713	$2,957	(8)%
Operating income	$200	$286	(30)%
Segment operating income	$222	$286	(22)%
Operating margin	7.4%	9.7%	(230	) bpts
Segment operating margin	8.2%	9.7%	(150	) bpts
Interest expense	$44	$43		2%
Interest and other income, net	$3	$5	(40)%
Effective income tax rate	31.4%	30.6%	8	0 bpts
Net income attributable to L-3	$105	$170	(38)%
Adjusted net income attributable to L-3(1)	$120	$170	(29)%
Diluted earnings per share	$1.25	$1.90	(34)%
Adjusted diluted earnings per share(1)	$1.43	$1.90	(25)%
Diluted weighted average common shares outstanding	83.8	89.4	(6)%

(1)    Non-GAAP metric that excludes the aggregate loss related to the expected MSI business divestiture. See the following table for a reconciliation of this measure and a discussion of why we are presenting this information.

Net Sales: For the 2015 First Quarter, consolidated net sales of $2.7 billion decreased $244 million, or 8%, compared to the 2014 First Quarter. Net sales to the U.S. Government, including $5 million of sales from acquired businesses, declined 10%, or $209 million, to $1,899 million in the 2015 First Quarter, compared to $2,108 million in the 2014 First Quarter, driven by the U.S. military drawdown in Afghanistan and U.S. Government budget reductions. Net sales to international and commercial customers, including $11 million of sales from acquired businesses, declined 4%, or $35 million, to $814 million in the 2015 First Quarter, compared to $849 million in the 2014 First Quarter, driven by a $28 million decline in sales for MSI, primarily due to the weakening of the Euro against the U.S. dollar. Excluding MSI from both the 2015 First Quarter and 2014 First Quarter, net sales to international and commercial customers would have declined by 1%, or $7 million.

Sales from products decreased by $102 million to $1,547 million for the 2015 First Quarter, compared to $1,649 million for the 2014 First Quarter. Sales from products represented approximately 57% of consolidated net sales for the 2015 First Quarter, compared to 56% for the 2014 First Quarter. Sales from products declined for: (1) Platform Systems due to lower volume to the U.S. Air Force (USAF) from the DoD’s planned reduction of the Compass Call aircraft fleet and the DoD’s retirement of the Joint Cargo Aircraft (JCA), and for international head-of-state aircraft modification contracts due to unfavorable contract performance adjustments, (2) Marine Systems International primarily due to the weakening of the Euro against the U.S. dollar, (3) Space & Power Systems due to lower volume and reduced deliveries on lower demand for satellite command and control software for U.S. Government agencies and high frequency radios for a foreign government and (4) Warrior Systems on lower volume of night vision goggles to the U.S. Army and foreign militaries due to the timing of deliveries. These decreases were partially offset by an increase in sales for large ISR aircraft systems for U.S. Government customers and small ISR aircraft systems to a foreign government.

Sales from services decreased by $142 million to $1,166 million for the 2015 First Quarter, compared to $1,308 million for the 2014 First Quarter. Sales from services represented approximately 43% of consolidated net sales for the 2015 First Quarter, compared to 44% for the 2014 First Quarter. Sales from services declined primarily due to: (1) work scope reductions on a technical support contract for a U.S. Government agency caused by sequestration, and lower volumes for intelligence support services for the U.S. military due to completed contracts and the drawdown in Afghanistan, (2) lower volume for field maintenance and sustainment services, primarily for USAF and U.S. Navy training aircraft due to lower demand and pricing on recompeted contracts, due to competitive pressures and (3) lower volume for logistics support and fleet management services to the DoD primarily due to the U.S. military drawdown in Afghanistan. See the reportable segment results below for additional discussion of our segment sales trends.

Operating income and operating margin: For the 2015 First Quarter, our consolidated operating income was $200 million and our consolidated operating margin was 7.4%. Segment operating income for the 2015 First Quarter decreased by $64 million, or 22%, compared to the 2014 First Quarter. Segment operating margin decreased by 150 basis points to 8.2% for the 2015 First Quarter compared to 9.7% for the 2014 First Quarter. Segment operating margin decreased by: (1) 60 basis points due to $17 million of unfavorable contract performance adjustments on international head-of-state aircraft modification contracts, (2) 50 basis points due to higher pension expense of $14 million, and (3) 40 basis points due to lower sales and mix changes. See the reportable segment results below for additional discussion of our segment operating margin trends.

Effective income tax rate: The effective tax rate for the 2015 First Quarter increased to 31.4% from 30.6% primarily due to higher state and local taxes.

Net income attributable to L-3 and diluted earnings per share (EPS): Net income attributable to L-3 in the 2015 First Quarter decreased 38% to $105 million compared to the 2014 First Quarter, and diluted EPS decreased 34% to $1.25 from $1.90. Net income attributable to L-3 and diluted EPS were affected by the factors discussed herein.

Adjusted net income attributable to L-3 and adjusted diluted EPS: Adjusted net income attributable to L-3 decreased 29% to $120 million compared to the 2014 First Quarter, and adjusted diluted EPS decreased 25% to $1.43. Adjusted net income attributable to L-3 and adjusted diluted EPS were affected by the factors discussed herein. The table below presents a reconciliation of net income attributable to L-3 to adjusted net income attributable to L-3 and diluted EPS to adjusted diluted EPS.

	First Quarter Ended
	March 27, 2015	March 28, 2014
Net income attributable to L-3	$105	$170
Non-cash impairment charge related to MSI assets held for sale	12	—
Unrealized loss on a forward contract to sell Euro proceeds from the MSI divestiture	3	—

Adjusted net income attributable to L-3(1)	$120	$170

Diluted EPS attributable to L-3 Holdings’ common stockholders	$1.25	$1.90
EPS impact of the non-cash impairment charge related to MSI assets held for sale(A)	0.14	—
EPS impact of the unrealized loss on a forward contract to sell Euro proceeds from the MSI divestiture(B)	0.04	—

Adjusted diluted EPS(1)	$1.43	$1.90

(A) Non-cash impairment charge related to MSI assets held for sale	$17
Tax effect	5

After-tax impact	12
Diluted weighted average common shares outstanding	83.8

Per share impact	$0.14

(B) Unrealized loss on a forward contract to sell Euro proceeds from the MSI divestiture	$5
Tax effect	2

After-tax impact	3
Diluted weighted average common shares outstanding	83.8
Per share impact	$0.04

(1)    Adjusted diluted EPS is diluted EPS attributable to L-3 Holdings’ common stockholders, excluding the charges relating to the MSI business divestiture. Adjusted net income attributable to L-3 is net income attributable to L-3, excluding the charges relating to the MSI business divestiture. These amounts are not measures of financial performance under accounting principles generally accepted in the United States of America (U.S. GAAP). We believe that the charges relating to the MSI business divestiture affect the comparability of the results of operations of 2015 to the results of operations for 2014. We also believe that disclosing net income and diluted EPS excluding the charges relating to the MSI business divestiture will allow investors to more easily compare the 2015 results to the 2014 results. However, these measures may not be defined or calculated by other companies in the same manner.

Diluted weighted average common shares outstanding: Diluted weighted average common shares outstanding for the 2015 First Quarter declined by 6% compared to the 2014 First Quarter due to repurchases of L-3 common stock in connection with our share repurchase programs authorized by our Board of Directors.

Reportable Segment Results of Operations

The table below presents selected data by reportable segment reconciled to consolidated totals. See Note 21 to our unaudited condensed consolidated financial statements contained in this quarterly report for additional reportable segment data.

	First Quarter Ended
	March 27, 2015	March 28, 2014
	(dollars in millions)
Net sales:(1)
Electronic Systems	$1,009	$1,077
Aerospace Systems	1,026	1,073
Communication Systems	435	503
NSS	243	304

Consolidated net sales	$2,713	$2,957

Operating income:
Electronic Systems	$114	$125
Aerospace Systems	62	93
Communication Systems	35	50
NSS	11	18

Total segment operating income	$222	$286
Loss related to business divestiture	(22)	—

Consolidated operating income	$200	$286

Operating margin:
Electronic Systems	11.3%	11.6%
Aerospace Systems	6.0%	8.7%
Communication Systems	8.0%	9.9%
NSS	4.5%	5.9%
Total segment operating margin	8.2%	9.7%
Loss related to business divestiture	(0.8)%	—

Consolidated operating margin	7.4%	9.7%

(1)	Net sales are after intercompany eliminations.

Electronic Systems

	First Quarter Ended
	March 27, 2015	March 28, 2014	Decrease
	(dollars in millions)
Net sales	$1,009	$1,077	(6.3)%
Operating income	$114	$125	(8.8)%
Operating margin	11.3%	11.6%	(30	) bpts

Electronic Systems net sales for the 2015 First Quarter decreased by $68 million, or 6%, compared to the 2014 First Quarter. Sales decreased: (1) $28 million for Marine Systems International, primarily due to the weakening of the Euro against the U.S. dollar, (2) $15 million for Precision Engagement & Training on lower volume, primarily for ordnance products due to completed contracts for the U.S. Army, (3) $15 million for Warrior Systems on lower volume of night vision goggles to the U.S. Army and foreign militaries due to timing of deliveries, and (4) $10 million primarily for Security and Detection Systems due to timing of deliveries of airport security system products to international customers.

Electronic Systems operating income for the 2015 First Quarter decreased by $11 million, or 9%, compared to the 2014 First Quarter. Operating margin decreased by 30 basis points to 11.3% primarily due to higher pension expense of $3 million, as sales mix largely offset volume declines.

Aerospace Systems

	First Quarter Ended
	March 27, 2015	March 28, 2014	Decrease
	(dollars in millions)
Net sales	$1,026	$1,073	(4.4)%
Operating income	$62	$93	(33.3)%
Operating margin	6.0%	8.7%	(270	) bpts

Aerospace Systems net sales for the 2015 First Quarter decreased by $47 million, or 4%, compared to the 2014 First Quarter. Sales decreased $52 million for Platform and Logistics Solutions, partially offset by an increase in sales of $5 million for ISR Systems. Platform and Logistics Solutions sales decreased due to lower volume of: (1) $27 million for field maintenance and sustainment services, primarily for USAF and U.S. Navy training aircraft due to lower demand and pricing on recompeted contracts due to competitive pressures, (2) $19 million to the USAF from the DoD’s planned reduction of the Compass Call aircraft fleet and the DoD’s retirement of the JCA, (3) $14 million on international head-of-state aircraft modification contracts due to unfavorable contract performance adjustments, and (4) $5 million for aircraft cabin assemblies and subassemblies due to reduced deliveries. These decreases in sales were partially offset by increases of $13 million primarily due to higher volume for foreign military aircraft modification contracts, including $7 million for the Australia C-27J aircraft. The increase in sales for ISR Systems was due to higher volume of $53 million primarily for large ISR aircraft systems for U.S. Government customers and small ISR aircraft systems to a foreign government, partially offset by lower volume of $48 million for logistics support and fleet management services to the DoD due primarily to the U.S. military drawdown in Afghanistan.

Aerospace Systems operating income for the 2015 First Quarter decreased by $31 million, or 33%, compared to the 2014 First Quarter. Operating margin decreased by 270 basis points to 6.0%. Operating margin decreased by: (1) 210 basis points due to unfavorable contract performance adjustments at Platform Systems, which includes $17 million of cost growth on international head-of-state aircraft modification contracts, (2) 120 basis points due to reduced flight hours and lower pricing due to competitive pressures at Logistics Solutions, including the new U.S. Navy T-45 contract and continued losses on the Army C-12 contract, which ends on July 31, 2015, and (3) 60 basis points due to higher pension expense of $6 million. These decreases in operating margin were partially offset by an increase of 120 basis points primarily for favorable contract performance at ISR Systems.

Communication Systems

	First Quarter Ended
	March 27, 2015	March 28, 2014	Decrease
	(dollars in millions)
Net sales	$435	$503	(13.5)%
Operating income	$35	$50	(30.0)%
Operating margin	8.0%	9.9%	(190	) bpts

Communication Systems net sales for the 2015 First Quarter decreased by $68 million, or 14%, compared to the 2014 First Quarter due to lower volume and reduced deliveries on lower demand. Sales decreased: (1) $23 million for Broadband Communication Systems, primarily airborne and ground-based networked communication systems as contracts near completion and for ground-based communication devices to the U.S. Army, (2) $21 million for Tactical Satellite Communications products, primarily mobile and ground-based satellite communication systems for the U.S. military, (3) $19 million for Space & Power Systems, primarily satellite command and control software for U.S. Government agencies and high frequency radios for a foreign government and (4) $17 million for Advanced Communications products, primarily data recorders for the U.S. military as the contract nears completion and unattended ground tactical sensors for the U.S. Army. The Miteq acquisition increased sales by $12 million.

Communication Systems operating income for the 2015 First Quarter decreased by $15 million, or 30%, compared to the 2014 First Quarter. Operating margin decreased by 190 basis points to 8.0%. Operating margin decreased by: (1) 100 basis points due to higher pension expense of $5 million and (2) 90 basis points primarily due to lower sales and mix changes, partially offset by improved contract performance at Broadband Communication Systems.

NSS

	First Quarter Ended
	March 27, 2015	March 28, 2014	Decrease
	(dollars in millions)
Net sales	$243	$304	(20.1)%
Operating income	$11	$18	(38.9)%
Operating margin	4.5%	5.9%	(140	) bpts

NSS net sales for the 2015 First Quarter decreased by $61 million, or 20%, compared to the 2014 First Quarter. Sales decreased due to lower volume of: (1) $24 million for Defense Solutions primarily due to lower demand driven by the U.S. military drawdown in Afghanistan and completed contracts, (2) $21 million for Global Solutions primarily due to completed contracts, and (3) $21 million primarily for Intelligence Solutions due to work scope reductions on a technical support contract for a U.S. Government agency as a result of U.S. Government budget reductions. The Data Tactics Corporation acquisition increased sales by $5 million.

NSS operating income for the 2015 First Quarter decreased by $7 million, or 39%, compared to the 2014 First Quarter. Operating margin decreased by 140 basis points to 4.5%. Operating margin decreased by: (1) 100 basis points primarily due to lower margins on new business and recompetitions due to competitive pricing pressure, (2) 70 basis points due to lower sales and higher overhead expense rates caused by delayed contract awards for international contracts and (3) 60 basis points due to favorable contract performance adjustments in the 2014 First Quarter for a completed contract that did not recur in the 2015 First Quarter. These decreases were partially offset by 90 basis points due to higher award fees for intelligence and defense support services contracts.

Liquidity and Capital Resources

Anticipated Sources and Uses of Cash Flow

At March 27, 2015, we had total cash and cash equivalents of $317 million as compared to $442 million at December 31, 2014. While no amounts of the cash and cash equivalents are considered restricted, $107 million of cash was held by the Company’s foreign subsidiaries at March 27, 2015. The repatriation of cash held in non-U.S. jurisdictions is subject to local capital requirements, as well as income tax considerations. Our primary source of liquidity is cash flow generated from operations and our cash on hand. We generated $87 million of cash from operating activities during the 2015 First Quarter. Significant cash uses during the 2015 First Quarter included $100 million to repurchase shares of our common stock, $58 million for dividends, $41 million for capital expenditures and $41 million for the Miteq business acquisition.

As of March 27, 2015, we had the full availability of our $1 billion Amended and Restated Revolving Credit Facility (“Credit Facility”), which expires on February 3, 2017. We currently believe that our cash from operating activities generated during the year, together with our cash on hand, and available borrowings under our Credit Facility will be adequate for the foreseeable future to meet our anticipated requirements for working capital, capital expenditures, defined benefit plan contributions, commitments, contingencies, research and development expenditures, business acquisitions (depending on the size), program and other discretionary investments, interest payments, income tax payments, L-3 Holdings’ dividends and share repurchases.

Balance Sheet

Billed receivables decreased by $16 million to $836 million at March 27, 2015, from $852 million at December 31, 2014 primarily due to the timing of billings and collections for our Electronic Systems segment, including Precision Engagement & Training, Warrior Systems and Security & Detection Systems, and $12 million of foreign currency translation adjustments. These decreases were partially offset by an increase due to the timing of billings and collections for NSS, and an increase of $9 million from the Miteq business acquisition.

Contracts in process increased by $107 million to $2,402 million at March 27, 2015, from $2,295 million at December 31, 2014. During the 2015 First Quarter, contracts in process increased by $147 million comprised of:

•

Increases of $119 million in unbilled contract receivables primarily due to sales exceeding billings for ISR and Platform Systems, Precision Engagement & Training, Sensor Systems and Propulsion Systems, and

•	Increases of $28 million in inventoried contract costs primarily due to the timing of deliveries for Warrior Systems and Sensor Systems.

These increases were partially offset by transfers of $23 million to other assets primarily relating to pre-contract costs for Aviation Products and $17 million for foreign currency translation adjustments.

L-3’s receivables days sales outstanding (DSO) was 74 at March 27, 2015, compared with 71 at December 31, 2014 and 79 at March 28, 2014. We calculate our DSO by dividing: (1) our aggregate end of period billed receivables and net unbilled contract receivables, by (2) our trailing 12 month sales adjusted, on a pro forma basis, to include sales from business acquisitions and exclude sales from business divestitures that we completed as of the end of the period, and sales from our Marine Systems International business, which is classified as held for sale at March 27, 2015, multiplied by the number of calendar days in the trailing 12 month period (364 days at March 27, 2015, 365 days at December 31, 2014 and 364 days at March 28, 2014). Our trailing 12 month pro forma sales were $11,422 million at March 27, 2015, $11,598 million at December 31, 2014 and $12,451 million at March 28, 2014. The increase in DSO was primarily due to the increase in net unbilled contract receivables.

Inventories increased by $48 million to $336 million at March 27, 2015, from $288 million at December 31, 2014, primarily due to $18 million of acquired inventories from the Miteq business acquisition and for Security & Detection Systems to support customer demand.

The increase in other current assets was primarily due to short-term receivables for leased training systems and annual prepaid insurance payments.

The decrease in assets held for sale was primarily due to foreign currency translation adjustments and a non-cash impairment charge of $17 million, in each case related to the MSI disposal group.

Goodwill decreased by $39 million to $7,462 million at March 27, 2015 from $7,501 million at December 31, 2014. The table below presents the changes in goodwill by segment.

	Electronic Systems	Aerospace Systems	Communication Systems	NSS	Consolidated Total
	(in millions)
Balance at December 31, 2014	$3,773	$1,730	$992	$1,006	$7,501
Business acquisition(1)	—	—	10	—	10
Foreign currency translation adjustments(2)	(32)	(16)	—	(1)	(49)

Balance at March 27, 2015	$3,741	$1,714	$1,002	$1,005	$7,462

(1)	The increase in goodwill for the Communications Systems segment was due to the Miteq business acquisition.

(2)

The decrease in goodwill presented in the Electronic Systems segment was primarily due to the strengthening of the U.S. dollar against the Euro, the Canadian dollar and the British pound during the 2015 First Quarter. The decrease in goodwill presented in the Aerospace Systems segment was due to the strengthening of the U.S. dollar against the Canadian dollar during the 2015 First Quarter.

The decrease in identifiable intangible assets was primarily due to amortization expense, partially offset by $6 million of intangible assets recognized for the Miteq business acquisition.

The fluctuations in accounts payable and accrued expenses were primarily due to the timing of when invoices for purchases from third party vendors and subcontractors were received and payments were made.

The decrease in advance payments and billings in excess of costs incurred was primarily due to the liquidation of balances on contracts for ISR Systems and Precision Engagement & Training and foreign currency translation adjustments. These decreases were partially offset by an increase due to advance payments received on a multi-year contract for Aviation Products.

The increase in pension and postretirement benefit plan liabilities was due to pension expense (excluding amortization of net losses) exceeding cash contributions during the 2015 First Quarter. We expect to contribute between approximately $100 million and $132 million to our pension plans in 2015, of which $14 million was contributed during the 2015 First Quarter.

Statement of Cash Flows

2015 First Quarter Compared with 2014 First Quarter

The table below provides a summary of our cash flows from (used in) operating, investing, and financing activities for the periods indicated.

	First Quarter Ended
	March 27, 2015	March 28, 2014	Increase/ (decrease)
	(in millions)
Net cash from (used in) operating activities	$87	$(62)	$149
Net cash used in investing activities	(75)	(86)	11
Net cash used in financing activities	(127)	(124)	(3)

Operating Activities

We generated $87 million of cash from operating activities during the 2015 First Quarter, an increase of $149 million compared with $62 million used during the 2014 First Quarter. The increase was due to $217 million of less cash used for changes in operating assets and liabilities due to a lower increase in working capital primarily related to contracts in process and billed receivables, partially offset by lower net income. See the discussion above under “Liquidity and Capital Resources — Balance Sheet” for additional information on changes in operating assets and liabilities.

Investing Activities

During the 2015 First Quarter, we used $75 million of cash, which included $41 million for capital expenditures and $41 million for the acquisition of Miteq. The 2014 First Quarter included $57 million for the acquisition of L-3 Data Tactics and $30 million for capital expenditures.

Financing Activities

Debt

At March 27, 2015 and December 31, 2014, total outstanding debt was $3,939 million, all of which was senior debt. At March 27, 2015, there were no borrowings or letters of credit outstanding under our $1 billion Credit Facility, and we had the full availability of our $1 billion facility for future borrowings. We also had $565 million of outstanding standby letters of credit with financial institutions covering performance and financial guarantees per contractual requirements with certain customers at March 27, 2015. These standby letters of credit may be drawn upon in the event that we do not perform on certain of our contractual requirements. At March 27, 2015, our outstanding debt matures between November 15, 2016 and May 28, 2024. See Note 9 to our unaudited condensed consolidated financial statements contained in this quarterly report for the components of our debt at March 27, 2015.

On February 24, 2015, Moody’s changed our rating outlook to negative from stable and affirmed our Baa3 senior unsecured ratings. On April 29, 2015, Standard and Poor’s also changed our rating outlook to negative from stable and affirmed our BBB- senior unsecured rating. We consider our credit rating as an important element of our capital allocation strategy.

Debt Covenants and Other Provisions. The Credit Facility and Senior Notes contain financial and/or other restrictive covenants. See Note 10 to our audited consolidated financial statements for the year ended December 31, 2014, included in our Annual Report on Form 10-K, for a description of our debt, related financial covenants and cross default provisions. As of March 27, 2015, we were in compliance with our financial and other restrictive covenants.

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

Equity

Repurchases of L-3 Holdings’ common stock, under the share repurchase program approved by the Board of Directors, are made from time to time at management’s discretion, in accordance with applicable U.S. Federal securities laws. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including our financial position, earnings, legal requirements, other investment opportunities (including acquisitions), market conditions and other factors. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares.

The table below presents our repurchases of L-3 Holdings’ common stock during the 2015 First Quarter.

	Total Number of Shares Purchased	Average Price Paid Per Share	Treasury Stock
			(at cost in millions)
January 1 — March 27, 2015	788,189	$127.36	$100

At March 27, 2015, the remaining dollar value under share repurchase programs authorized by L-3 Holdings’ Board of Directors was $1,445 million. From March 28, 2015 through April 23, 2015, L-3 Holdings repurchased 287,303 shares of its common stock at an average price of $125.19 per share for an aggregate amount of $36 million.

During the 2015 First Quarter, L-3 Holdings’ Board of Directors authorized the quarterly cash dividends in the table below.

Date Declared	Record Date	Cash Dividend Per Share	Total Cash Dividends Declared		Date Paid
			(in millions)
February 10, 2015	March 2, 2015	$0.65	$55	(1)	March 16, 2015

(1)	During the quarterly period ended March 27, 2015, we paid $58 million of cash dividends, including a $3 million net reduction of accrued dividends for employee held stock awards.

Legal Proceedings and Contingencies

For a discussion of legal proceedings and contingencies that could impact our results of operations, financial condition or cash flows, see Note 17 to our unaudited condensed consolidated financial statements contained in this quarterly report.

Forward-Looking Statements

Certain of the matters discussed in this report, including information regarding the Company’s 2015 financial outlook, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than historical facts may be forward-looking statements, such as “may,” “will,” “should,” “likely,” “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions are used to identify forward-looking statements. We caution investors that these statements are subject to risks and uncertainties many of which are difficult to predict and generally beyond our control that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. Some of the factors that could cause actual results to differ include, but are not limited to, the following: our dependence on the defense industry; backlog processing and program slips resulting from delayed awards and/or funding from the DoD and other major customers; the U.S. Government fiscal situation; changes in DoD budget levels and spending priorities; U.S. Government failure to raise the debt ceiling; our reliance on contracts with a limited number of customers and the possibility of termination of government contracts by unilateral government action or for failure to perform; the extensive legal and regulatory requirements surrounding many of our contracts; our ability to retain our existing business and related contracts; our ability to successfully compete for and win new business; or, identify, acquire and integrate additional businesses; our ability to maintain and improve our operating margin; the availability of government funding and changes in customer requirements for our products and services; our significant amount of debt and the restrictions contained in our debt agreements and actions taken by rating agencies that could result in a downgrade of our debt; our ability to continue to recruit, retain and train our employees; actual future interest rates, volatility and other assumptions used in the determination of pension benefits and equity based compensation, as well as the market performance of benefit plan assets; our collective bargaining agreements, our ability to successfully negotiate contracts with labor unions and our ability to favorably resolve labor disputes should they arise; the business, economic and political conditions in the markets in which we operate; global economic uncertainty; the DoD’s Better Buying Power and other efficiency initiatives; events beyond our control such as acts of terrorism; our ability to perform contracts on schedule; our international operations; our extensive use of fixed-price type revenue arrangements; the rapid change of technology and high level of competition in which our businesses participate; risks relating to technology and data security; our introduction of new products into commercial markets or our investments in civil and commercial products or companies; the outcome of litigation matters; results of audits by U.S. Government agencies and of on-going governmental investigations, including the internal review of the Aerospace Systems segment; the impact on our business of improper conduct by our employees, agents or business partners; ultimate resolution of contingent matters, claims and investigations relating to acquired businesses, and the impact on the final purchase price allocations; and the fair values of our assets.

In addition, for a discussion of other risks and uncertainties that could impair our results of operations or financial condition, see “Part I — Item 1A — Risk Factors” and “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014 and in this quarterly report on Form 10-Q, and any material updates to these factors contained in any of our future filings.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Derivative Financial Instruments and Other Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of our exposure to market risks. There were no material changes to our disclosure about market risks during the 2015 First Quarter. See Notes 14 and 16 to our unaudited condensed consolidated financial statements contained in this quarterly report for the aggregate fair values and notional amounts of our foreign currency forward contracts at March 27, 2015.

ITEM 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 related to L-3 Holdings and L-3 Communications is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chairman, president and chief executive officer and our senior vice president and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our chairman, president and chief executive officer and our senior vice president and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 27, 2015. Based upon that evaluation, our chairman, president and chief executive officer and our senior vice president and chief financial officer concluded that, as of March 27, 2015, the design and operation of our disclosure controls and procedures were not effective to accomplish their objectives at the reasonable assurance level due to the existence of the material weaknesses discussed below. The material weaknesses were identified in connection with the internal review of our Aerospace Systems segment, which is discussed in “Part II—Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Internal Review of Aerospace Systems segment and Related Matters” of our Annual Report on Form 10-K for the year ended December 31, 2014. The review was completed in October 2014.

Notwithstanding the material weaknesses described below, management has concluded that the Company’s condensed consolidated financial statements for the periods covered by and included in this Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

Description of Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting (“ICFR”), such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Based on our assessment following the completion of the internal review of the Aerospace Systems segment, management identified the following material weaknesses in its ICFR.

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

•

During the fourth quarter of 2014 and the first quarter of 2015, the Company’s corporate controllers office validated and reperformed, as appropriate, Aerospace Systems’ segment and its divisions’ compliance with the Company’s ICFR, including controls related to: (1) valuation of inventories, and unbilled and billed contract receivables, (2) preparation, review and approval of contract estimates, (3) account reconciliations, (4) revenue recognition, and (5) variance analyses. The Company expects to continue with these efforts until it is comfortable that these control deficiencies have been remediated.

•	During the fourth quarter of 2014, the Company appointed a new chief financial officer of the Logistics Solutions division.

•	Effective January 2, 2015, the Company also expanded the financial reporting leadership team at the Aerospace Systems segment by establishing and filling a controller position.

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

•	In the second quarter of 2015, the Company expects to appoint a new vice president and corporate ethics officer.

We believe these actions will be effective in remediating the material weaknesses described above, and we will continue to devote significant time and attention to these remedial efforts. However, although we expect to complete our remediation activities by the second quarter of 2015, we do not expect that our ICFR will be considered effective until at least the third quarter of 2015 because we do not expect to complete our testing of the remediated controls by such time. As we continue to evaluate and work to improve our ICFR, we may determine to take additional measures to address the material weaknesses or determine to modify the remediation plan described above. Until the remediation steps set forth above are fully implemented and successfully tested, the material weaknesses described above will continue to exist.

Changes in Internal Control over Financial Reporting

Other than the steps taken to remediate the material weakness described above, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 27, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 17 to our unaudited condensed consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.

ITEM 1A.

RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, and “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview and Outlook — Business Environment”, in our Annual Report on Form 10-K which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors disclosed in “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about share repurchases made by L-3 Holdings of its common stock during the 2015 First Quarter. Repurchases are made from time to time at management’s discretion in accordance with applicable U.S. Federal securities laws. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs(1)
				(in millions)
January 1 — January 31, 2015	426,589	$126.58	426,589	$1,491
February 1 — February 28, 2015	229,000	$128.52	229,000	$1,462
March 1 — March 27, 2015	132,600	$127.91	132,600	$1,445

Total	788,189	$127.36	788,189

(1)

The share repurchases described in the table above were made pursuant to the: (1) $1.5 billion share repurchase program authorized by L-3 Holdings’ Board of Directors on February 5, 2013, which was fully utilized during the 2015 First Quarter and (2) the $1.5 billion share repurchase program authorized by L-3 Holdings’ Board of Directors on December 4, 2014, which expires on June 30, 2017.

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
(Principal Financial Officer and Authorized Signatory)

Date: April 30, 2015

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

Exhibit No.	Description of Exhibits
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

†*10.1	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2015 CEO Version).
†*10.2	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Award Notice (2015 Version).
†*10.3	Form of L-3 Communications Holdings, Inc. 2012 Cash Incentive Plan Performance Cash Award Notice (2015 Version).
**11	L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Common Share.
*12	Ratio of Earnings to Fixed Charges.
*31.1	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*32	Section 1350 Certification.
***101.INS	XBRL Instance Document.
***101.SCH	XBRL Taxonomy Extension Schema Document.
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
***101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**

The information required in this exhibit is presented in Note 13 to the unaudited condensed consolidated financial statements as of March 27, 2015 contained in this quarterly report in accordance with the provisions of ASC 260, Earnings Per Share.

***	Filed electronically with this report.

†	Represents management contract or compensatory plan contract or arrangement in which directors and/or officers are entitled to participate.

The agreement and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.