Form 10-Q
period 2015-06-26
L 3 COMMUNICATIONS HOLDINGS INC; L 3 COMMUNICATIONS CORP
filed 2015-08-04
CIK 1056239, 1039101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2015

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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).     ☐   Yes     ☒   No

There were 80,332,125 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on July 30, 2015.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended June 26, 2015

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	(Unaudited) June 26, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$353	$442
Billed receivables, net of allowances of $14 in 2015 and 2014	820	852
Contracts in process	2,422	2,295
Inventories	371	288
Deferred income taxes	129	127
Other current assets	208	186
Assets held for sale	—	547

Total current assets	4,303	4,737

Property, plant and equipment, net	1,118	1,088
Goodwill	7,649	7,501
Identifiable intangible assets	266	243
Deferred debt issue costs	24	27
Other assets	273	240

Total assets	$13,633	$13,836

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$455	$382
Accrued employment costs	512	510
Accrued expenses	361	402
Advance payments and billings in excess of costs incurred	670	573
Income taxes	6	23
Other current liabilities	413	398
Liabilities held for sale	—	237

Total current liabilities	2,417	2,525

Pension and postretirement benefits	1,192	1,187
Deferred income taxes	427	443
Other liabilities	385	382
Long-term debt	3,940	3,939

Total liabilities	8,361	8,476

Commitments and contingencies (see Note 17)
Equity:
L-3 shareholders’ equity:
L-3 Communications Holdings, Inc.’s common stock: $.01 par value; 300,000,000 shares authorized, 80,802,725 shares outstanding at June 26, 2015 and 82,040,525 shares outstanding at December 31, 2014 (L-3 Communications Corporation’s common stock: $.01 par value, 100 shares authorized, issued and outstanding)	5,935	5,799
L-3 Communications Holdings, Inc.’s treasury stock (at cost), 75,875,799 shares at June 26, 2015 and 73,005,891 shares at December 31, 2014	(6,457)	(6,111)
Retained earnings	6,297	6,181
Accumulated other comprehensive loss	(578)	(584)

Total L-3 shareholders’ equity	5,197	5,285
Noncontrolling interests	75	75

Total equity	5,272	5,360

Total liabilities and equity	$13,633	$13,836

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Second Quarter Ended
	June 26, 2015	June 27, 2014
Net sales:
Products	$1,602	$1,698
Services	1,191	1,321

Total net sales	2,793	3,019

Cost of sales:
Products	(1,530)	(1,552)
Services	(1,099)	(1,228)

Total cost of sales	(2,629)	(2,780)

Net gain related to business divestitures	2	—

Operating income	166	239
Interest expense	(48)	(39)
Interest and other income, net	5	4

Income before income taxes	123	204
Benefit (provision) for income taxes	1	(63)

Net income	$124	$141
Net income attributable to noncontrolling interests	(4)	(4)

Net income attributable to L-3	$120	$137

Earnings per share attributable to L-3 Holdings’ common shareholders:
Basic	$1.46	$1.59

Diluted	$1.44	$1.53

Cash dividends paid per common share	$0.65	$0.60

L-3 Holdings’ weighted average common shares outstanding:
Basic	82.1	86.1

Diluted	83.2	89.3

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	First Half Ended
	June 26, 2015	June 27, 2014
Net sales:
Products	$3,149	$3,347
Services	2,357	2,629

Total net sales	5,506	5,976

Cost of sales:
Products	(2,918)	(3,018)
Services	(2,202)	(2,433)

Total cost of sales	(5,120)	(5,451)

Loss related to business divestitures	(20)	—

Operating income	366	525
Interest expense	(92)	(82)
Interest and other income, net	8	9

Income before income taxes	282	452
Provision for income taxes	(49)	(139)

Net income	$233	$313
Net income attributable to noncontrolling interests	(8)	(6)

Net income attributable to L-3	$225	$307

Earnings per share attributable to L-3 Holdings’ common shareholders:
Basic	$2.74	$3.57

Diluted	$2.69	$3.43

Cash dividends paid per common share	$1.30	$1.20

L-3 Holdings’ weighted average common shares outstanding:
Basic	82.2	86.1

Diluted	83.5	89.4

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Second Quarter Ended		First Half Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Net income	$124	$141	$233	$313
Other comprehensive income (loss):
Foreign currency translation adjustments	58	22	(29)	6
Unrealized gains on hedging instruments(1)	7	8	4	3
Pension and postretirement benefit plans:
Amortization of net loss and prior service cost previously recognized(2)	11	2	22	5
Net gain arising during the period(3)	9	—	9	—

Total other comprehensive income	85	32	6	14

Comprehensive income	209	173	239	327
Comprehensive income attributable to noncontrolling interests	(4)	(4)	(8)	(6)

Comprehensive income attributable to L-3	$205	$169	$231	$321

(1)

Amounts are net of income taxes of $2 million and $3 million for the quarterly periods ended June 26, 2015 and June 27, 2014, respectively, and income taxes of $1 million and $1 million for the first half periods ended June 26, 2015 and June 27, 2014, respectively.

(2)

Amounts are net of income taxes of $5 million and $2 million for the quarterly periods ended June 26, 2015 and June 27, 2014, respectively, and income taxes of $11 million and $3 million for the first half periods ended June 26, 2015 and June 27, 2014, respectively.

(3)

Represents the reclassification of actuarial losses into net income related to the Marine Systems International business divestiture in accordance with Accounting Standards Codification 715 Defined Benefit Plans — Pension. Amounts are net of income taxes of $5 million for each of the quarterly and first half periods ended June 26, 2015.

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except per share data)

	L-3 Holdings’ Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive (Loss) Income
	Shares Outstanding	Par Value		Treasury Stock	Retained Earnings		Noncontrolling Interests	Total Equity
For the First Half Ended June 26, 2015:
Balance at December 31, 2014	82.0	$1	$5,798	$(6,111)	$6,181	$(584)	$75	$5,360
Net income					225		8	233
Other comprehensive income						6		6
Distributions to noncontrolling interests							(8)	(8)
Cash dividends declared on common stock ($1.30 per share)					(109)			(109)
Shares issued:
Employee savings plans	0.5		62					62
Exercise of stock options	0.5		62					62
Employee stock purchase plan	0.2		17					17
Vesting of restricted stock units	0.7							—
Employee restricted stock units surrendered in lieu of income tax withholding	(0.2)		(33)					(33)
Stock-based compensation expense			24					24
Treasury stock purchased	(2.9)			(346)				(346)
Other			4					4

Balance at June 26, 2015	80.8	$1	$5,934	$(6,457)	$6,297	$(578)	$75	$5,272

For the First Half Ended June 27, 2014:
Balance at December 31, 2013	85.8	$1	$5,652	$(5,288)	$5,726	$(110)	$75	$6,056
Net income					307		6	313
Other comprehensive income						14		14
Distributions to noncontrolling interests							(6)	(6)
Cash dividends declared on common stock ($1.20 per share)					(106)			(106)
Shares issued:
Employee savings plans	0.7		74					74
Exercise of stock options	1.1		101					101
Employee stock purchase plan	0.2		18					18
Vesting of restricted stock units	0.6							—
Employee restricted stock units surrendered in lieu of income tax withholding	(0.2)		(26)					(26)
Stock-based compensation expense			29					29
Treasury stock purchased	(2.9)			(333)				(333)
Retirement of Convertible Contingent Debt Securities			(160)					(160)
Other			5		—			5

Balance at June 27, 2014	85.3	$1	$5,693	$(5,621)	$5,927	$(96)	$75	$5,979

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	First Half Ended
	June 26, 2015	June 27, 2014
Operating activities:
Net income	$233	$313
Depreciation of property, plant and equipment	87	84
Amortization of intangibles and other assets	23	25
Deferred income tax (benefit) provision	(13)	43
Stock-based employee compensation expense	24	29
Excess income tax benefits related to share-based payment arrangements	(24)	(16)
Contributions to employee savings plans in L-3 Holdings’ common stock	62	74
Amortization of pension and postretirement benefit plans net loss and prior service cost	33	8
Amortization of bond discounts and deferred debt issue costs (included in interest expense)	4	3
Loss related to business divestitures	20	—
Other non-cash items	(6)	(4)
Changes in operating assets and liabilities, excluding amounts from acquisitions and divestitures:
Billed receivables	32	(61)
Contracts in process	(132)	(182)
Inventories	(70)	(8)
Other assets	5	8
Accounts payable, trade	82	14
Accrued employment costs	2	(3)
Accrued expenses	(48)	(76)
Advance payments and billings in excess of costs incurred	36	49
Income taxes	—	(1)
Other current liabilities	2	(36)
Pension and postretirement benefits	13	(16)
All other operating activities	(51)	(32)

Net cash from operating activities	314	215

Investing activities:
Business acquisitions, net of cash acquired	(260)	(57)
Proceeds from the sale of businesses, net of closing date cash balances	304	—
Capital expenditures	(85)	(67)
Dispositions of property, plant and equipment	1	2
Other investing activities	5	5

Net cash used in investing activities	(35)	(117)

Financing activities:
Proceeds from sale of Senior Notes	—	996
Retirement of CODES	—	(935)
Borrowings under revolving credit facility	600	1,031
Repayment of borrowings under revolving credit facility	(600)	(1,031)
Common stock repurchased	(346)	(333)
Dividends paid on L-3 Holdings’ common stock	(111)	(107)
Proceeds from exercises of stock options	39	86
Proceeds from employee stock purchase plan	17	18
Excess income tax benefits related to share-based payment arrangements	24	16
Debt issue costs	—	(8)
Employee restricted stock units surrendered in lieu of income tax withholding	(33)	(26)
Other financing activities	(11)	(6)

Net cash used in financing activities	(421)	(299)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(8)	—
Change in cash balance in assets held for sale	61	—

Net decrease in cash and cash equivalents	(89)	(201)
Cash and cash equivalents, beginning of the period	442	500

Cash and cash equivalents, end of the period	$353	$299

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

The Company has the following four reportable segments: (1) Electronic Systems, (2) Aerospace Systems, (3) Communication Systems and (4) National Security Solutions (NSS). Electronic Systems provides a broad range of components, products, subsystems, systems and related services for military and commercial customers in several niche markets across several business areas. These business areas include precision engagement & training, sensor systems, power & propulsion systems, aviation products and security systems, warrior systems and advanced programs. Aerospace Systems delivers integrated solutions for the global ISR market and provides modernization, upgrade, sustainment, and maintenance and logistics support for a wide variety of aircraft and ground systems. Communication Systems delivers products and services for the global communications market, specializing in strategic and tactical airborne, space, ground and sea-based communication systems. NSS provides cybersecurity solutions, high-performance computing, enterprise IT services, analytics and intelligence analysis to the DoD, U.S. Government intelligence agencies, federal civilian agencies and foreign governments.

In April 2015, the Company realigned its Platform and Logistics Solutions sector within its Aerospace Systems segment to enhance the operational effectiveness and competitiveness of its platform systems business. The platform systems business was integrated within the ISR Systems sector and the new integrated organization was renamed the ISR and Aircraft Systems sector. The Logistics Solutions sector remains a separate sector within the Aerospace Systems segment. This realignment did not impact the composition of the Company’s reporting units.

Financial information with respect to the Company’s segments is included in Note 21 to the unaudited condensed consolidated financial statements and in Note 22 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

2.  Basis of Presentation

These unaudited condensed consolidated financial statements for the quarterly and first half periods ended June 26, 2015 should be read in conjunction with the audited consolidated financial statements of L-3 Holdings and L-3 Communications included in their Annual Report on Form 10-K for the year ended December 31, 2014.

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the disclosures required by U.S. GAAP for a complete set of annual audited financial statements. The December 31, 2014 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year.

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

Revisions or adjustments to estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained, as facts and circumstances change and as new information is obtained, even though the scope of work required under the contract may not change. Revisions or adjustments may also be required if contract modifications occur. The impact of revisions in profit (loss) estimates for all types of contracts subject to POC accounting are recognized on a cumulative catch-up basis in the period in which the revisions are made. The revisions in contract estimates, if significant, can materially affect the Company’s results of operations and cash flows, as well as reduce the valuations of receivables and inventories, and in some cases result in liabilities to complete contracts in a loss position. Aggregate net changes in contract estimates amounted to increases of $12 million, or 3% of consolidated operating income for the first half period ended June 26, 2015, and increases of $55 million, or 11% of consolidated operating income for the first half period ended June 27, 2014.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

For a more complete discussion of these estimates and assumptions, see the Annual Report on Form 10-K for the year ended December 31, 2014.

3.  Recently Issued Accounting Standards

In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-11, which requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market, with market defined as replacement cost, net realizable value, or net realizable value less a normal profit margin. This update is effective for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the expected impact of the adoption of this standard on its consolidated financial statements.

In May 2015, the FASB issued ASU 2015-7, which removes the requirement for reporting entities to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share as a practical expedient. ASU 2015-7 also removes the requirement to make certain disclosures for all investments that are measured at fair value using the net asset value per share as a practical expedient. This update is effective for interim and fiscal periods beginning after December 15, 2016. The adoption of this standard will not impact the Company’s financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-5, which is meant to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. This update is effective for interim and annual periods beginning after December 15, 2015. The adoption of this standard will not materially impact the Company’s financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-3, to simplify the presentation of debt issuance costs. This update requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, consistent with the required presentation for debt discounts. This update is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. The adoption of this standard will change the Company’s current practice of presenting debt issuance costs as an asset and will result in a reduction of total assets and total liabilities in an amount equal to the balance of unamortized debt issuance costs at each balance sheet date. The Company has not elected to early adopt this standard and debt issuance costs amounted to $24 million at June 26, 2015 and $27 million at December 31, 2014.

In February 2015, the FASB issued ASU 2015-2, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This update is effective for interim and annual periods beginning after December 15, 2015, and early adoption is permitted. The adoption of this standard will not have an impact on the Company’s financial position, results of operations or cash flows.

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

In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers, which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, provide companies with a single revenue recognition model for recognizing revenue from contracts with customers and significantly expand the disclosure requirements for revenue arrangements. The new standard, as amended, will be effective for the Company for interim and annual reporting periods beginning on January 1, 2018, with early application permitted beginning on January 1, 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company is currently evaluating the expected impact of the adoption of this standard on its consolidated financial statements and related disclosures and the transition alternatives available. As the new standard will supersede substantially all existing revenue guidance, it could impact revenue and cost recognition on substantially all of the Company’s contracts, in addition to the Company’s business processes and information technology systems. As a result, the Company’s evaluation of the impact of the standard will extend over future periods.

4.  Acquisitions and Divestitures

Business Acquisitions

The business acquisitions discussed below are included in the Company’s results of operations from their respective dates of acquisition.

2015 Business Acquisitions

CTC Aviation Group Acquisition. On May 27, 2015, the Company acquired CTC Aviation Group, renamed L-3 CTC Ltd. (L-3 CTC), for a purchase price of £153 million (approximately $236 million), which was financed with cash on hand. L-3 CTC is a global airline pilot training and crew resourcing specialist, based in the United Kingdom, that offers customized and innovative solutions to major airlines and flight training customers globally. This acquisition expands L-3’s commercial aviation training business, which also includes L-3 Link UK, a provider of world-class flight training simulation devices, aftermarket solutions and training, to encompass a growing portfolio of airline and third-party training company customers. The aggregate goodwill recognized for this business was $177 million, which was assigned to the Electronic Systems reportable segment, and is not expected to be deductible for income tax purposes. The final purchase price allocation, which is expected to be completed in the fourth quarter of 2015, will be based on final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final purchase price allocations will have a material impact on its results of operations or financial position.

MITEQ, Inc. Acquisition. January 21, 2015, the Company acquired the assets of MITEQ, Inc. (Miteq) for a purchase price of $41 million, which was financed with cash on hand. Miteq was combined with the Company’s Narda Microwave-East business and the new organization was re-named L-3 Narda-Miteq. Miteq offers a broad product line of active and passive radio frequency (RF) microwave components and low-power satellite

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

communications (SATCOM) products for space and military applications that complement the existing Narda Microwave East product line. The combined L-3 Narda-Miteq business will provide products for the DoD, other U.S. Government agencies, prime contractors and commercial customers. The aggregate goodwill recognized for this business was $11 million, of which $3 million is expected to be deductible for income tax purposes. The goodwill was assigned to the Communication Systems reportable segment. The final purchase price allocation, which is expected to be completed in the fourth quarter of 2015, will be based on the final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final purchase price allocations will have a material impact on its results of operations or financial position.

2014 Business Acquisition

Data Tactics Corporation Acquisition. On March 4, 2014, the Company acquired Data Tactics Corporation, renamed L-3 Data Tactics, for a purchase price of $57 million, which was financed with cash on hand. The purchase price and purchase price allocation for L-3 Data Tactics was finalized as of December 31, 2014 with no significant changes to preliminary amounts. L-3 Data Tactics is a specialized provider of large-scale data analytics, cybersecurity and cloud computing solution services, primarily to the DoD. Based on the final purchase price allocation, the aggregate goodwill recognized for this business was $39 million, substantially all of which is expected to be deductible for income tax purposes. The goodwill was assigned to the NSS reportable segment.

Unaudited Pro Forma Statements of Operations Data

The following unaudited pro forma Statements of Operations data present the combined results of the Company and its business acquisitions completed during the first half period ended June 26, 2015 and the year ended December 31, 2014, in each case assuming that the business acquisitions completed during these periods had occurred on January 1, 2014.

	Second Quarter Ended		First Half Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
	(in millions, except per share data)
Pro forma net sales	$2,807	$3,052	$5,540	$6,048
Pro forma net income attributable to L-3	$122	$138	$228	$310
Pro forma diluted earnings per share	$1.47	$1.55	$2.73	$3.47

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed these acquisitions on January 1, 2014.

Business Divestitures

As previously disclosed on July 30, 2015, the Company has initiated a process to evaluate strategic alternatives for its NSS business. These strategic alternatives could include, among other possibilities, a potential sale, spin-off or other divestiture transactions for the business. The Company expects to conclude its review by the end of the year, although a timetable has not been set and there can be no assurances that a transaction will be completed. Furthermore, if a transaction should become probable, the value placed on the NSS business at that time may be lower than the carrying value of its net assets and could trigger a non-cash goodwill impairment charge.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

During the quarterly period ended June 26, 2015, the Company completed the sales of Marine Systems International (MSI) and Broadcast Sports Inc. (BSI). The adjustments recorded by the Company related to the business divestitures are included in the net gain (loss) related to business divestitures captions on the unaudited condensed consolidated statements of operations and are summarized and further discussed below.

	Second Quarter Ended	First Half Ended
	June 26, 2015	June 26, 2015
	(in millions)
Loss on BSI divestiture	$(3)	$(3)
Gain on MSI divestiture	4	4
Non-cash impairment charge related to MSI assets held for sale	—	(17)
Gain (loss) on a forward contract to sell Euro proceeds from MSI divestiture	1	(4)

Total gain (loss) related to the business divestitures	$2	$(20)

MSI Divestiture. On May 29, 2015, the Company completed the sale of its MSI business to Wärtsilä Corporation for a preliminary purchase price of €295 million (approximately $318 million), in addition to the assumption by Wärtsilä Corporation of approximately €60 million of MSI employee pension-related liabilities. The purchase price is subject to finalization based on customary adjustments for closing date net working capital. MSI was a sector within the Company’s Electronic Systems segment, primarily selling to the commercial shipbuilding industry. In accordance with ASU 2014-8, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, MSI’s assets and liabilities are classified as held for sale in the Company’s audited consolidated balance sheet as of December 31, 2014 and MSI’s results of operations are included in income from continuing operations for all periods presented. During the quarterly period ended June 26, 2015, the Company recorded a realized pre-tax gain of $4 million ($8 million after income tax benefits), based on the total estimated proceeds from the sale.

The accounting standards for long-lived assets to be disposed of by sale require the Company to measure assets and liabilities of a disposal group, classified as held for sale, at the lower of its carrying amount or fair value less costs to sell, at the end of each reporting period. As a result of the decline in the estimated U.S. dollar equivalent divestiture proceeds due to the weakening of the Euro against the U.S. dollar, the carrying value of the MSI disposal group exceeded its fair value at March 27, 2015. Accordingly, a pre-tax non-cash impairment charge of $17 million ($12 million after income taxes) was recorded during the quarterly period ended March 27, 2015.

In March 2015, L-3 entered into a forward contract to sell €285 million of the proceeds obtained from the divestiture of MSI at a rate of $1.0782. The Company accounted for this contract as an economic hedge and recorded a mark to market adjustment to earnings based on the fair value of the forward contract at March 27, 2015. Accordingly, the Company recorded an unrealized pre-tax loss of $5 million ($3 million after income taxes) during the quarterly period ended March 27, 2015. On May 29, 2015, upon settlement of the contract, the Company realized $4 million of the $5 million previously recorded pre-tax loss and recorded a $1 million pre-tax gain ($1 million after income taxes) in the quarterly period ended June 26, 2015.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

The major classes of assets and liabilities included as held for sale related to MSI are presented in the table below.

December 31, 2014
(in millions)
Assets
Cash and cash equivalents	$61
Billed receivables, net of allowances of $6	77
Contracts in process	70
Inventories	70
Other current assets	10

Total current assets	288

Goodwill	231
Other assets	28

Total assets classified as held for sale	$547

Liabilities
Accounts payable, trade	$31
Accrued employment costs	22
Accrued expenses	33
Advance payments and billings in excess of costs incurred	55
Other current liabilities	21

Total current liabilities	162

Pension and postretirement benefits	56
Other liabilities	19

Total liabilities classified as held for sale	$237

BSI Divestiture. On April 24, 2015, the Company divested its BSI business for a sales price of $27 million, subject to customary adjustments. BSI is a provider of wireless technology and communications systems services for use in the field of sports television broadcasting, and was included in the Sensor Systems sector of the Electronic Systems segment. The divestiture resulted in a pre-tax loss of $3 million ($6 million after income taxes). In accordance with ASU 2014-8, BSI’s assets and liabilities as of December 31, 2014, and results of operations for all periods presented are classified as held and used in the condensed consolidated financial statements.

Net sales and income before income taxes for the MSI and BSI business divestitures, included in L-3’s unaudited condensed consolidated statements of operations, are presented in the table below on an aggregate basis, and are included in income from continuing operations for all periods presented.

	Second Quarter Ended		First Half Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
	(in millions)
Net sales	$85	$148	$192	$285
Income before income taxes	$5	$9	$2	$10

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

5.  Contracts in Process

The components of contracts in process are presented in the table below.

	June 26, 2015	December 31, 2014
	(in millions)
Unbilled contract receivables, gross	$2,627	$2,280
Unliquidated progress payments	(1,088)	(887)

Unbilled contract receivables, net	1,539	1,393

Inventoried contract costs, gross	1,032	997
Unliquidated progress payments	(149)	(95)

Inventoried contract costs, net	883	902

Total contracts in process	$2,422	$2,295

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

	Second Quarter Ended		First Half Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
	(in millions)
Amounts included in inventoried contract costs at beginning of the period	$149	$141	$138	$138
Contract costs incurred:
IRAD and B&P	75	72	140	143
Other G&A	217	217	421	415

Total	292	289	561	558

Amounts charged to cost of sales	(292)	(279)	(550)	(545)

Amounts included in inventoried contract costs at end of the period	$149	$151	$149	$151

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

	Second Quarter Ended		First Half Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
	(in millions)
Selling, general and administrative expenses	$69	$77	$145	$153
Research and development expenses	14	18	27	36

Total	$83	$95	$172	$189

6.  Inventories

Inventories at Lower of Cost or Market. The table below presents the components of inventories at the lower of cost (first-in, first-out or average cost) or realizable value.

	June 26, 2015	December 31, 2014
	(in millions)
Raw materials, components and sub-assemblies	$174	$127
Work in process	120	97
Finished goods	77	64

Total	$371	$288

7.  Goodwill and Identifiable Intangible Assets

Goodwill. In accordance with the accounting standards for business combinations, the Company records the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition (commonly referred to as the purchase price allocation). The table below presents the changes in goodwill by segment for the first half period ended June 26, 2015.

	Electronic Systems	Aerospace Systems	Communication Systems	NSS	Consolidated Total
	(in millions)
Balance at December 31, 2014	$3,773	$1,730	$992	$1,006	$7,501
Business acquisitions(1)	177	—	11	—	188
Business divestiture(2)	(11)	—	—	—	(11)
Foreign currency translation adjustments(3)	(15)	(14)	—	—	(29)

Balance at June 26, 2015	$3,924	$1,716	$1,003	$1,006	$7,649

(1)

The increase in goodwill for the Electronic Systems segment was due to the L-3 CTC business acquisition. The increase in goodwill for the Communication Systems segment was due to the Miteq business acquisition.

(2)	The decrease in goodwill for the Electronic Systems segment was due to the BSI business divestiture.

(3)

The decrease in goodwill presented in the Electronic Systems segment was primarily due to the strengthening of the U.S. dollar against the Canadian dollar and the Euro, partially offset by the weakening of the U.S. dollar against the British pound during the first half period ended June 26, 2015. The decrease in goodwill presented in the Aerospace Systems segment was due to the strengthening of the U.S. dollar against the Canadian dollar during the first half period ended June 26, 2015.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

The Company’s accumulated goodwill impairment losses were $58 million at June 26, 2015 and December 31, 2014, of which $43 million and $15 million were recorded in the Electronic Systems and Communication Systems segments, respectively.

Identifiable Intangible Assets. The table below presents information for the Company’s identifiable intangible assets that are subject to amortization.

		June 26, 2015			December 31, 2014
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)			(in millions)
Customer contractual relationships	19	$461	$276	$185	$440	$262	$178
Technology	11	186	115	71	165	111	54
Other	18	27	17	10	27	16	11

Total	17	$674	$408	$266	$632	$389	$243

The table below presents amortization expense recorded by the Company for its identifiable intangible assets.

	Second Quarter Ended		First Half Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
	(in millions)
Amortization Expense	$9	$11	$19	$21

Based on gross carrying amounts at June 26, 2015, the Company’s estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2015 through 2019 is presented in the table below.

	Year Ending December 31,
	2015	2016	2017	2018	2019
	(in millions)
Estimated amortization expense	$38	$38	$34	$30	$27

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

8.  Other Current Liabilities and Other Liabilities

The table below presents the components of other current liabilities.

	June 26, 2015	December 31, 2014
	(in millions)
Other Current Liabilities:
Accruals for pending and threatened litigation (see Note 17)	$51	$38
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	84	75
Accrued product warranty costs	58	59
Accrued interest	44	46
Deferred revenues	41	30
Other	135	150

Total other current liabilities	$413	$398

The table below presents the components of other liabilities.

	June 26, 2015	December 31, 2014
	(in millions)
Other Liabilities:
Non-current income taxes payable (see Note 10)	$187	$196
Deferred compensation	46	43
Accrued workers’ compensation	36	38
Accrued product warranty costs	36	34
Notes payable and capital lease obligations	8	1
Other	72	70

Total other liabilities	$385	$382

The table below presents the changes in the Company’s accrued product warranty costs.

	First Half Ended
	June 26, 2015	June 27, 2014
	(in millions)
Accrued product warranty costs:(1)
Balance at January 1	$93	$99
Acquisitions during the period	1	—
Accruals for product warranties issued during the period	33	33
Settlements made during the period	(32)	(33)
Foreign currency translation adjustments	(1)	—

Balance at end of period	$94	$99

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

9.  Debt

The components of long-term debt and a reconciliation to the carrying amount of long-term debt are presented in the table below.

	June 26, 2015	December 31, 2014
	(in millions)
L-3 Communications:
Borrowings under Amended and Restated Revolving Credit Facility(1)	$—	$—
3.95% Senior Notes due 2016	500	500
1.50% Senior Notes due 2017	350	350
5.20% Senior Notes due 2019	1,000	1,000
4.75% Senior Notes due 2020	800	800
4.95% Senior Notes due 2021	650	650
3.95% Senior Notes due 2024	650	650

Principal amount of long-term debt	3,950	3,950

Unamortized discounts	(10)	(11)

Carrying amount of long-term debt	$3,940	$3,939

(1)

During the first half period ended June 26, 2015, L-3 Communications’ aggregate borrowings and repayments under the Credit Facility were each $600 million. At June 26, 2015, L-3 Communications had the full availability of its $1 billion Credit Facility, which expires on February 3, 2017.

10.  Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. As of June 26, 2015, the statutes of limitations for the Company’s U.S. Federal income tax returns for the years ended December 31, 2010 through 2013 were open. In the second quarter of 2015, the Company reached agreements relating to the audit of the Company’s 2010 and 2011 U.S. Federal income tax returns with the U.S. Internal Revenue Service (IRS), as well as audits of several state and foreign jurisdictions. As a result of these agreements, the Company reversed previously accrued income tax expense of $10 million, including interest and penalties. The statutes of limitations for the 2010 and 2011 U.S. Federal income tax returns is expected to close on March 30, 2016. The IRS commenced an audit of the Company’s U.S. Federal income tax return for 2012. The Company cannot predict the outcome of the audit at this time.

The effective tax rate for the first half period ended June 26, 2015 decreased to 17.4% from 30.8% for the first half period ended June 27, 2014. The decrease was primarily due to $36 million of tax benefits recorded in the quarterly period ended June 26, 2015, including: (1) $17 million of foreign tax benefits related to a legal restructuring of the Company’s foreign entities, (2) a $10 million benefit related to the resolution of various outstanding income tax matters with U.S. and foreign tax authorities, as discussed above, and (3) $9 million related to deferred tax benefits. As of June 26, 2015, the Company anticipates that unrecognized tax benefits will decrease by approximately $77 million over the next 12 months due to the potential resolution of unrecognized tax benefits involving several jurisdictions and tax periods. The actual amount of the decrease over the next 12 months could vary significantly depending on the ultimate timing and nature of any settlements.

Non-current income taxes payable include accrued potential interest of $16 million ($10 million after income taxes) at June 26, 2015 and $15 million ($9 million after income taxes) at December 31, 2014, and potential penalties of $9 million at June 26, 2015 and December 31, 2014.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

11.  Accumulated Other Comprehensive (Loss) Income (AOCI)

The changes in the AOCI balances, including amounts reclassified from AOCI into net income, are presented in the table below.

	Foreign currency translation	Unrealized (losses) gains on hedging instruments	Unrecognized losses and prior service cost, net	Total accumulated other comprehensive (loss) income
	(in millions)
Balance at December 31, 2014	$19	$(5)	$(598)	$(584)
Other comprehensive loss before reclassifications, net of tax	(70)	(2)	—	(72)
Amounts reclassified from AOCI, net of tax	41	6	31	78

Net current period other comprehensive (loss) income	(29)	4	31	6

Balance at June 26, 2015	$(10)	$(1)	$(567)	$(578)

Balance at December 31, 2013	$142	$1	$(253)	$(110)
Other comprehensive income before reclassifications, net of tax	6	(2)	—	4
Amounts reclassified from AOCI, net of tax	—	5	5	10

Net current period other comprehensive income	6	3	5	14

Balance at June 27, 2014	$148	$4	$(248)	$(96)

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

Further details regarding the amounts reclassified from AOCI into net income are presented in the table below.

	Amount Reclassified from AOCI(a)				Affected Line Item in the Unaudited Condensed Consolidated Statements of Operations
	Second Quarter Ended		First Half Ended
Details About AOCI Components	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
	(in millions)

Foreign currency translation adjustment: MSI divestiture	$(41)	$—	$(41)	$—	Gain (loss) related to business divestitures

	(41)	—	(41)	—	Income before income taxes
	—	—	—	—	Provision for income taxes

	$(41)	$—	$(41)	$—	Net income

Losses on hedging instruments: MSI divestiture	$(2)	$—	$(2)	$—	Gain (loss) related to business divestitures
Other	(4)	(2)	(6)	(7)	Cost of sales-products

	(6)	(2)	(8)	(7)	Income before income taxes
	2	—	2	2	Provision for income taxes

	$(4)	$(2)	$(6)	$(5)	Net income

Amortization of defined benefit pension items: MSI divestiture	$(14)	$—	$(14)	$—	Gain (loss) related to business divestitures
Net loss	(16)	(4)	(33)	(8)	(b)

	(30)	(4)	(47)	(8)	Income before income taxes
	10	2	16	3	Provision for income taxes

	$(20)	$(2)	$(31)	$(5)	Net income

Total reclassification for the period	$(65)	$(4)	$(78)	$(10)	Net income

(a)	Amounts in parenthesis indicate charges to the unaudited condensed consolidated statements of operations.

(b)	Amounts related to pension and postretirement benefit plans were reclassified from AOCI and recorded as a component of net periodic benefit cost (see Note 18 for additional information).

12.  Equity

On February 5, 2013, L-3 Holdings’ Board of Directors approved a share repurchase program that authorizes L-3 Holdings to repurchase up to $1.5 billion of its common stock through June 30, 2015. On December 4, 2014, L-3 Holdings’ Board of Directors approved a new share repurchase program that authorizes L-3 Holdings to repurchase up to an additional $1.5 billion of its common stock through June 30, 2017. Repurchases of L-3 Holdings’ common stock are made from time to time at management’s discretion in accordance with applicable U.S. Federal securities laws. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including, but not limited to, the Company’s

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

financial position, earnings, legal requirements, other investment opportunities (including acquisitions) and market conditions. L-3 Holdings repurchased 2,869,908 shares of its common stock at an average price of $120.61 per share for an aggregate amount of $346 million from January 1, 2015 through June 26, 2015. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares.

At June 26, 2015, the remaining dollar value under share repurchase programs authorized by L-3 Holdings’ Board of Directors was $1,199 million.

From June 27, 2015 through July 30, 2015, L-3 Holdings repurchased 726,180 shares of its common stock at an average price of $115.99 per share for an aggregate amount of $84 million.

On May 5, 2015, L-3 Holdings’ Board of Directors declared a cash dividend of $0.65 per share, paid on June 15, 2015, to shareholders of record at the close of business on May 18, 2015. During the first half period ended June 26, 2015, the Company paid $111 million of cash dividends, including a $2 million net reduction of accrued dividends for employee held stock awards.

13.  L-3 Holdings’ Earnings Per Common Share

A reconciliation of basic and diluted earnings per share (EPS) is presented in the table below.

	Second Quarter Ended		First Half Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
	(in millions, except per share data)
Reconciliation of net income:
Net income	$124	$141	$233	$313
Net income attributable to noncontrolling interests	(4)	(4)	(8)	(6)

Net income attributable to L-3 Holdings’ common shareholders	$120	$137	$225	$307

Earnings per share attributable to L-3 Holdings’ common shareholders:
Basic:
Weighted average common shares outstanding	82.1	86.1	82.2	86.1

Basic earnings per share:
Net income	$1.46	$1.59	$2.74	$3.57

Diluted:
Common and potential common shares:
Weighted average common shares outstanding	82.1	86.1	82.2	86.1
Assumed exercise of stock options	2.2	2.9	2.5	3.2
Unvested restricted stock awards	1.2	1.6	1.3	1.6
Employee stock purchase plan contributions	0.2	0.2	0.2	0.1
Performance unit awards	0.1	0.1	0.1	0.2
Assumed purchase of common shares for treasury	(2.6)	(3.3)	(2.8)	(3.4)
Assumed conversion of the CODES(1)	—	1.7	—	1.6

Common and potential common shares	83.2	89.3	83.5	89.4

Diluted earnings per share:
Net income	$1.44	$1.53	$2.69	$3.43

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

(1)

L-3 Holdings’ 3% Convertible Contingent Debt Securities (CODES) due 2035 were retired on June 20, 2014 and were dilutive for the quarterly and first half periods ended June 27, 2014 as the average market price of L-3 Holdings’ common stock during the period that the CODES were outstanding was greater than the price at which the CODES would have been convertible into L-3 Holdings’ common stock. As of June 18, 2014, the final date of conversion, the conversion price was $88.71.

The computation of diluted EPS excludes shares for stock options of 0.7 million and 0.5 million for the quarterly and first half periods ended June 26, 2015, respectively, and shares for stock options and employee stock purchase plan contributions of 0.5 million and 0.4 million for the quarterly and first half periods ended June 27, 2014, respectively, as they were anti-dilutive.

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

	June 26, 2015			December 31, 2014
Description	Level 1(1)	Level 2(2)	Level 3(3)	Level 1(1)	Level 2(2)	Level 3(3)
	(in millions)
Assets
Cash equivalents	$229	$—	$—	$416	$—	$—
Derivatives (foreign currency forward contracts)	—	7	—	—	5	—

Total assets	$229	$7	$—	$416	$5	$—

Liabilities
Derivatives (foreign currency forward contracts)	$—	$8	$—	$—	$11	$—

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

15.  Financial Instruments

At June 26, 2015 and December 31, 2014, the Company’s financial instruments consisted primarily of cash and cash equivalents, billed receivables, trade accounts payable, Senior Notes and foreign currency forward contracts. The carrying amounts of cash and cash equivalents, billed receivables and trade accounts payable are representative of their respective fair values because of the short-term maturities or the expected settlement dates of these instruments. The carrying amounts and estimated fair values of the Company’s other financial instruments are presented in the table below.

	June 26, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Senior Notes(1)	$3,940	$4,111	$3,939	$4,178
Foreign currency forward contracts(2)	$(1)	$(1)	$(6)	$(6)

(1)	The Company measures the fair value of its Senior Notes using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.

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

Foreign Currency Forward Contracts. The Company’s U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors that are denominated in currencies other than their functional currencies. To protect the functional currency equivalent cash flows associated with certain of these contracts, the Company enters into foreign currency forward contracts. The Company’s activities involving foreign currency forward contracts are designed to hedge the changes in the functional currency equivalent cash flows due to movements in foreign exchange rates compared to the functional currency. The foreign currencies hedged are primarily the Canadian dollar, the U.S. dollar, the Euro and the British pound. The Company manages exposure to counterparty non-performance credit risk by entering into foreign currency forward contracts only with major financial institutions that are expected to fully perform under the terms of such contracts. Foreign currency forward contracts are recorded in the Company’s condensed consolidated balance sheets at fair value and are generally designated and accounted for as cash flow hedges in accordance with the accounting standards for derivative instruments and hedging activities. Gains and losses on designated foreign currency forward contracts that are highly effective in offsetting the corresponding change in the cash flows of the hedged transactions are recorded net of income taxes in AOCI and then recognized in income when the underlying hedged transaction affects income. Gains and losses on foreign currency forward contracts that do not meet hedge accounting criteria are recognized in income immediately. Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. The table below presents the notional amounts of the Company’s outstanding foreign currency forward contracts by currency at June 26, 2015.

Currency	Notional Amounts
(in millions)
Canadian dollar	$180
U.S. dollar	96
Euro	25
British pound	4

Total	$305

At June 26, 2015, the Company’s foreign currency forward contracts had maturities through 2018.

The table below presents the location of the Company’s derivative instruments recorded at fair value on the condensed consolidated balance sheets.

	June 26, 2015				December 31, 2014
	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Foreign currency forward contracts(1)(2)	$4	$3	$7	$1	$4	$1	$10	$1

Total derivative instruments	$4	$3	$7	$1	$4	$1	$10	$1

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

(1)	See Note 14 for a description of the fair value hierarchy related to the Company’s foreign currency forward contracts.

(2)

Assets held for sale at December 31, 2014 include $2 million, of other current assets relating to the fair value of derivative instruments, and liabilities held for sale at December 31, 2014 include $2 million of other current liabilities relating to the fair value of derivative instruments.

The effect of gains or losses from foreign currency forward contracts was not material to the unaudited condensed consolidated statements of operations for the quarterly or first half periods ended June 26, 2015 and June 27, 2014. At June 26, 2015, the estimated net amount of existing losses that are expected to be reclassified into income within the next 12 months is $3 million.

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

Procurement Regulations

A substantial majority of the Company’s revenues are generated from providing products and services under legally binding agreements or contracts with U.S. Government and foreign government customers. U.S. Government contracts are subject to extensive legal and regulatory requirements, and, from time to time, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. The Company is currently cooperating with the U.S. Government on several investigations from which civil, criminal or administrative proceedings have or could result and give rise to fines, penalties, compensatory and treble damages, restitution and/or forfeitures. In that regard, as of June 26, 2015, the Company has recognized an aggregate liability of $26 million in anticipation of a settlement related to a product specification matter regarding a holographic weapon sight product in the Warrior Systems sector of the Electronic Systems segment. The Company has other ongoing government investigations, including investigations into the pricing of certain contracts entered into by the Communication Systems segment. The Company does not currently anticipate that any of these investigations will have a material adverse effect, individually or in the aggregate, on its consolidated financial position, results of operations or cash flows. However, under U.S. Government regulations, an indictment of the Company by a federal grand jury, or an administrative finding against the Company as to its present responsibility to be a U.S. Government contractor or subcontractor, could result in the Company being suspended for a period of time from eligibility for awards of new government contracts or task orders or in a loss of export privileges. A conviction, or an administrative

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

finding against the Company that satisfies the requisite level of seriousness, could result in debarment from contracting with the federal government for a specified term. In addition, all of the Company’s U.S. Government contracts: (1) are subject to audit and various pricing and cost controls, (2) include standard provisions for termination for the convenience of the U.S. Government or for default, and (3) are subject to cancellation if funds for contracts become unavailable. Foreign government contracts generally include comparable provisions relating to terminations for convenience or default, as well as other procurement clauses relevant to the foreign government.

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

In accordance with the accounting standard for contingencies, the Company records a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are disclosed in Note 8. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At June 26, 2015 and December 31, 2014, the Company recorded approximately $11 million of receivables for recoveries from insurance contracts or third parties in connection with the Bashkirian Airways matter discussed below. Legal defense costs are expensed as incurred. The Company believes it has recorded adequate provisions for its litigation matters. The Company reviews these provisions quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. While it is reasonably possible that an unfavorable outcome may occur in one or more of the following matters, unless otherwise stated below, the Company believes that it is not probable that a loss has been incurred in any of these matters. With respect to the litigation matters below for which it is reasonably possible that an unfavorable outcome may occur, an estimate of loss or range of loss is disclosed when such amount or amounts can be reasonably estimated. Although the Company believes that it has valid defenses with respect to legal matters and investigations pending against it, the results of litigation can be difficult to predict, particularly those involving jury trials. Accordingly, the Company’s current judgment as to the likelihood of loss (or our current estimate as to the potential range of loss, if any) with respect to any particular litigation matter may turn out to be wrong. Therefore, it is possible that the financial position, results of operations or cash flows of the Company could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these or other contingencies.

Class Action. In August 2014, three separate, putative class actions were filed in the United States District Court for the Southern District of New York (the District Court) against the Company and certain of its officers. These cases were consolidated into a single action on October 24, 2014. A consolidated amended complaint was filed in the District Court on December 22, 2014, which was further amended and restated on March 13, 2015. The complaint alleges violations of federal securities laws related to misconduct and accounting errors identified by the Company at its Aerospace Systems segment, and seeks monetary damages, pre- and post-judgment interest, and fees and expenses. The Company believes the action lacks merit and intends to defend itself vigorously. On April 24, 2015, the Company moved to dismiss the amended and restated complaint. The motion has been fully briefed. The Company is unable to reasonably estimate any amount or range of loss, if any, that may be incurred in connection with this matter because the proceedings are in their early stages.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

Government Inquiries. On July 30, 2014, the Company voluntarily contacted the Securities and Exchange Commission (SEC) to report information concerning its internal review related to misconduct and accounting errors identified by the Company at its Aerospace Systems segment. The Company has received requests for interviews of current and former employees, and subpoenas for documents and other materials from the SEC and the Department of Justice concerning these self-reported matters. The Company is fully cooperating with both agencies. The Company is unable to reasonably estimate any amount or range of loss, if any, that may be incurred in connection with these inquiries based on the nature of the inquiries to date.

Bashkirian Airways. On July 1, 2004, lawsuits were filed on behalf of the estates of 31 Russian children in the state courts of Washington, Arizona, California, Florida, New York and New Jersey against Honeywell, Honeywell TCAS, Thales USA, Thales France, the Company and Aviation Communications & Surveillance Systems (ACSS), which is a joint venture of L-3 and Thales. The suits relate to the crash over southern Germany of a Bashkirian Airways Tupelov TU 154M aircraft and a DHL Boeing 757 cargo aircraft. On-board the Tupelov aircraft were 9 crew members and 60 passengers, including 45 children. The Boeing aircraft carried a crew of two. Both aircraft were equipped with Honeywell/ACSS Model 2000, Change 7 Traffic Collision and Avoidance Systems (TCAS). Sensing the other aircraft, the on-board DHL TCAS instructed the DHL pilot to descend, and the Tupelov on-board TCAS instructed the Tupelov pilot to climb. However, the Swiss air traffic controller ordered the Tupelov pilot to descend. The Tupelov pilot disregarded the on-board TCAS and put the Tupelov aircraft into a descent striking the DHL aircraft in midair at approximately 35,000 feet. All crew and passengers of both planes were lost. Investigations by the National Transportation Safety Board after the crash revealed that both TCAS units were performing as designed. The suits allege negligence and strict product liability based upon the design of the units and the training provided to resolve conflicting commands. The Company’s insurers accepted defense of these matters and retained counsel. The matters were consolidated in the U.S. District Court for the District of New Jersey, which then dismissed the actions on the basis of forum non conveniens. Plaintiffs representing 30 of the estates re-filed their complaint against ACSS on April 23, 2007 with the Barcelona Court’s Registry in Spain. On March 9, 2010, the court ruled in favor of the plaintiffs and entered judgment against ACSS in the amount of approximately $6.7 million, all of which represented compensatory damages. Both ACSS and the plaintiffs appealed the judgment. In May 2012, the appellate court ruled in favor of the plaintiffs and entered judgment against ACSS in the amount of $48 million. ACSS filed an appeal of the judgment with the Supreme Court of Spain (the Supreme Court) on September 28, 2012. During the Supreme Court’s consideration of the appeal, 18 of 30 plaintiffs released their claims against ACSS in consideration for payments made by the Company’s insurance carriers. On February 10, 2015, the Supreme Court issued a ruling that awarded the remaining 12 plaintiffs approximately $11 million in the aggregate (including interest), plus certain legal expenses incurred by the plaintiffs in connection with the appeal to the Supreme Court. The Company’s insurers have paid the $11 million award amount into an escrow account held by the Company’s legal representatives for payment to the plaintiffs if and when the award becomes due, and have confirmed that they will pay the plaintiffs’ legal expenses on behalf of the Company once they are certified and become due. On May 20, 2015, an appeal was filed on behalf of ACSS to annul the Supreme Court decision on constitutional grounds. Settlement discussions between the parties remain ongoing.

HVC Alkmaar. On July 23, 2014, a notice of claim was received by our former JovyAtlas business unit. The notice relates to losses resulting from a fire that occurred at an HVC Alkmaar bio-energy plant on July 21, 2013. The notice states that the fire resulted from the failure of an uninterruptible power supply (UPS) to provide sufficient power to act as a back-up energy supply, alleges that JovyAtlas was the manufacturer and service provider for the UPS and claims €11 million in estimated property damages and €35 million in estimated business interruption damages. The Company has tendered the notice of claim to its insurance carriers, who have commenced their own investigation.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

Qui Tam Action. On March 14, 2012, the Company was served with a qui tam lawsuit filed in the District Court for the Northern District of Texas, in which the Government has declined to intervene. The complaint alleges violations of the False Claims Act and seeks unquantified treble damages, penalties, attorney’s fees, costs, and pre-judgment interest. Plaintiff alleges that between 2004 and 2012, the Company overbilled the Government for labor hours under contracts for helicopter maintenance and repair services in Southwest Asia. On July 8, 2015, the court denied the Company’s motion for summary judgment. A jury trial is scheduled for the first quarter of 2016. The Company is currently unable to reasonably estimate the amount or range of loss, if any, that may be incurred in connection with this matter because: (1) significant factual issues remain in dispute, (2) the results of litigation can be difficult to predict, particularly those involving jury trials and (3) the plaintiff has not yet indicated the specific amount of damages that will be sought at trial. The Company believes the action lacks merit and intends to defend itself vigorously.

18.  Pension and Other Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s pension and other postretirement benefit plans.

	Pension Plans				Postretirement Benefit Plans
	Second Quarter Ended		First Half Ended		Second Quarter Ended		First Half Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
	(in millions)
Components of net periodic benefit cost:
Service cost	$32	$27	$64	$54	$1	$1	$2	$2
Interest cost	37	37	74	73	2	2	4	4
Expected return on plan assets	(52)	(49)	(104)	(97)	(1)	(1)	(2)	(2)
Amortization of prior service costs (credits)	—	—	1	1	(1)	—	(2)	(1)
Amortization of net loss (gain)	17	5	34	9	—	(1)	—	(1)
Curtailment loss	—	—	—	1	—	—	—	—

Net periodic benefit cost	$34	$20	$69	$41	$1	$1	$2	$2

Contributions. The Company contributed cash of $30 million to its pension plans and $3 million to its other postretirement benefit plans during the first half period ended June 26, 2015. The Company expects to contribute an additional $70 million to its pension plans and $7 million to its other postretirement benefit plans during the remainder of 2015.

19.  Stock-Based Compensation

During the first half period ended June 26, 2015, the Company granted stock-based compensation under its Amended and Restated 2008 Long Term Performance Plan (2008 LTPP) in the form of stock options, restricted stock units and performance units. The stock-based compensation awards granted during the first half period ended June 26, 2015 are further discussed below.

Stock Options. The Company granted 453,358 stock options with a weighted average exercise price of $129.05 per option, which was equal to the closing price of L-3 Holdings’ common stock on the date of grant. The options expire after 10 years from the date of grant and vest ratably over a three-year period on the annual

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

anniversary of the date of grant. The options granted to our Chairman, President and Chief Executive Officer are also subject to performance-based vesting conditions. The weighted average grant date fair value for the options of $19.77 per option was estimated using the Black-Scholes option-pricing model. The weighted average assumptions used in the valuation model for this grant are presented in the table below.

Expected holding period (in years)	5.0
Expected volatility	21.4%
Expected dividend yield	2.4%
Risk-free interest rate	1.5%

Restricted Stock Units. The Company granted 360,915 restricted stock units with a weighted average grant date fair value of $128.84 per share. Restricted stock units automatically convert into shares of L-3 Holdings’ common stock upon vesting, and are subject to forfeiture until certain restrictions have lapsed, including a three year cliff vesting period for employees and a one year cliff vesting period for non-employee directors, in each case starting on the date of grant.

Performance Units. The Company granted 41,138 performance units with a weighted average grant date fair value per unit of $129.03. The final payout for these units is based on the achievement of pre-determined EPS goals established by the compensation committee of the Company’s Board of Directors for the three-year period ending December 31, 2017. Units earned under the award can range from zero to 200% of the original number of units awarded, which are converted into shares of L-3 Holdings’ common stock.

20.  Supplemental Cash Flow Information

	First Half Ended
	June 26, 2015	June 27, 2014
	(in millions)
Interest paid on outstanding debt	$90	$86
Income tax payments	66	104
Income tax refunds	4	6

21.  Segment Information

The Company has four reportable segments, which are described in Note 1. The Company evaluates the performance of its reportable segments based on their sales and operating income. All corporate expenses are allocated to the Company’s operating segments using an allocation methodology prescribed by U.S. Government regulations for government contractors. Accordingly, all costs and expenses, except for the gains or losses related to business divestitures (which were not included in the Company’s segment performance measures), are included in the Company’s measure of segment profitability.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

The tables below present net sales, operating income, depreciation and amortization and total assets by reportable segment.

	Second Quarter Ended		First Half Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
	(in millions)
Net Sales:
Electronic Systems	$1,061	$1,123	$2,099	$2,221
Aerospace Systems	997	1,062	2,024	2,136
Communication Systems	514	538	958	1,055
NSS	262	336	507	641
Elimination of intercompany sales	(41)	(40)	(82)	(77)

Consolidated total	$2,793	$3,019	$5,506	$5,976

Operating Income (Loss):
Electronic Systems	$119	$133	$233	$258
Aerospace Systems	(17)	39	45	132
Communication Systems	52	48	87	98
NSS	10	19	21	37

Segment total	$164	$239	$386	$525
Gain (loss) related to business divestitures(1)	2	—	(20)	—

Consolidated total	$166	$239	$366	$525

Depreciation and amortization:
Electronic Systems	$27	$30	$55	$59
Aerospace Systems	12	9	24	19
Communication Systems	13	13	25	25
NSS	3	3	6	6

Consolidated total	$55	$55	$110	$109

(1)	See Note 4 for information regarding the Company’s business divestitures.

	June 26, 2015	December 31, 2014
	(in millions)
Total Assets:
Electronic Systems	$6,729	$6,287
Aerospace Systems	3,080	3,011
Communication Systems	2,020	1,997
NSS	1,281	1,287
Corporate	523	707
Assets held for sale	—	547

Consolidated total	$13,633	$13,836

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

22.  Employee Severance and Termination Costs

Consistent with the Company’s strategy to continuously improve its cost structure and right-size its businesses, especially in view of U.S. defense budget constraints, L-3 is completing employment reduction actions across several of its businesses to reduce both direct and indirect costs, including overhead and general and administrative costs. As a result of these initiatives and due to the impact of U.S. defense budget constraints at certain affected business units, the Company recorded $4 million and $6 million in employee severance and other termination costs, with respect to approximately 520 employees, during the quarterly and first half periods ended June 26, 2015, respectively. During the year ended December 31, 2014, the Company recorded a total of $30 million in employee severance and other termination costs with respect to approximately 2,000 employees. Employee severance and other termination costs are reported within cost of sales on the unaudited condensed consolidated statements of operations. The remaining balance to be paid in connection with these initiatives was $6 million at June 26, 2015 and $11 million at December 31, 2014, which is expected to be paid primarily by the first half of 2016. Employee severance and other termination costs incurred by reportable segment for the quarterly and first half periods ended June 26, 2015 and June 27, 2014 are presented in the table below.

	Second Quarter Ended		First Half Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
	(in millions)
Reportable Segment
Electronic Systems	$2	$10	$2	$14
Aerospace Systems	1	2	2	2
Communication Systems	1	—	2	3
NSS	—	—	—	1

Consolidated	$4	$12	$6	$20

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

The following unaudited condensed combining financial information presents the results of operations, financial position and cash flows of: (1) L-3 Holdings, excluding L-3 Communications and its consolidated subsidiaries (the Parent), (2) L-3 Communications, excluding its consolidated subsidiaries, (3) the Guarantor Subsidiaries, (4) the Non-Guarantor Subsidiaries, and (5) the eliminations to arrive at the information for L-3 on a consolidated basis.

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Balance Sheets:
At June 26, 2015:
Current assets:
Cash and cash equivalents	$—	$197	$3	$164	$(11)	$353
Billed receivables, net	—	295	296	229	—	820
Contracts in process	—	887	1,189	346	—	2,422
Other current assets	—	411	166	131	—	708

Total current assets	—	1,790	1,654	870	(11)	4,303
Goodwill	—	2,319	4,268	1,062	—	7,649
Other assets	—	839	563	279	—	1,681
Investment in and amounts due from consolidated subsidiaries	5,197	6,886	4,306	—	(16,389)	—

Total assets	$5,197	$11,834	$10,791	$2,211	$(16,400)	$13,633

Current liabilities	$—	$936	$979	$513	$(11)	$2,417
Amounts due to consolidated subsidiaries	—	—	—	29	(29)	—
Other long-term liabilities	—	1,761	204	39	—	2,004
Long-term debt	—	3,940	—	—	—	3,940

Total liabilities	—	6,637	1,183	581	(40)	8,361

L-3 shareholders’ equity	5,197	5,197	9,608	1,630	(16,435)	5,197
Noncontrolling interests	—	—	—	—	75	75

Total equity	5,197	5,197	9,608	1,630	(16,360)	5,272

Total liabilities and equity	$5,197	$11,834	$10,791	$2,211	$(16,400)	$13,633

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
At December 31, 2014:
Current assets:
Cash and cash equivalents	$—	$361	$1	$142	$(62)	$442
Billed receivables, net	—	320	329	203	—	852
Contracts in process	—	867	1,144	284	—	2,295
Other current assets	—	365	141	95	—	601
Assets held for sale	—	—	52	495	—	547

Total current assets	—	1,913	1,667	1,219	(62)	4,737
Goodwill	—	2,308	4,280	913	—	7,501
Other assets	—	817	576	205	—	1,598
Investment in and amounts due from consolidated subsidiaries	5,285	6,855	4,157	—	(16,297)	—

Total assets	$5,285	$11,893	$10,680	$2,337	$(16,359)	$13,836

Current liabilities	$—	$878	$1,017	$455	$(62)	$2,288
Liabilities held for sale	—	—	10	227	—	237
Amounts due to consolidated subsidiaries	—	—	—	333	(333)	—
Other long-term liabilities	—	1,791	190	31	—	2,012
Long-term debt	—	3,939	—	—	—	3,939

Total liabilities	—	6,608	1,217	1,046	(395)	8,476

L-3 shareholders’ equity	5,285	5,285	9,463	1,291	(16,039)	5,285
Noncontrolling interests	—	—	—	—	75	75

Total equity	5,285	5,285	9,463	1,291	(15,964)	5,360

Total liabilities and equity	$5,285	$11,893	$10,680	$2,337	$(16,359)	$13,836

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Statements of Operations:
For the quarter ended June 26, 2015:
Total net sales	$—	$878	$1,490	$501	$(76)	$2,793
Total cost of sales	(11)	(805)	(1,465)	(435)	87	(2,629)
(Loss) gain related to business divestitures	—	(5)	(25)	32	—	2

Operating (loss) income	(11)	68	—	98	11	166
Interest expense	—	(47)	(1)	—	—	(48)
Interest and other income, net	—	4	—	1	—	5

(Loss) income before income taxes	(11)	25	(1)	99	11	123
Benefit (provision) for income taxes	—	—	15	(14)	—	1
Equity in net income of consolidated subsidiaries	131	95	—	—	(226)	—

Net income	120	120	14	85	(215)	124
Net income attributable to noncontrolling interests	—	—	—	—	(4)	(4)

Net income attributable to L-3	$120	$120	$14	$85	$(219)	$120

Comprehensive income attributable to L-3	$205	$205	$18	$157	$(380)	$205

For the quarter ended June 27, 2014:
Total net sales	$—	$883	$1,655	$555	$(74)	$3,019
Total cost of sales	(14)	(798)	(1,552)	(504)	88	(2,780)

Operating (loss) income	(14)	85	103	51	14	239
Interest expense	3	(38)	—	(1)	(3)	(39)
Interest and other income, net	—	3	—	1	—	4

(Loss) income before income taxes	(11)	50	103	51	11	204
Benefit (provision) for income taxes	3	(18)	(31)	(14)	(3)	(63)
Equity in net income of consolidated subsidiaries	145	105	—	—	(250)	—

Net income	137	137	72	37	(242)	141
Net income attributable to noncontrolling interests	—	—	—	—	(4)	(4)

Net income attributable to L-3	$137	$137	$72	$37	$(246)	$137

Comprehensive income attributable to L-3	$169	$169	$79	$60	$(308)	$169

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Statements of Operations:
For the first half ended June 26, 2015:
Total net sales	$—	$1,666	$2,990	$993	$(143)	$5,506
Total cost of sales	(24)	(1,523)	(2,853)	(887)	167	(5,120)
(Loss) gain related to business divestitures	—	(5)	(28)	13	—	(20)

Operating (loss) income	(24)	138	109	119	24	366
Interest expense	—	(91)	(1)	—	—	(92)
Interest and other income, net	—	7	—	1	—	8

(Loss) income before income taxes	(24)	54	108	120	24	282
Benefit (provision) for income taxes	4	(9)	(19)	(21)	(4)	(49)
Equity in net income of consolidated subsidiaries	245	180	—	—	(425)	—

Net income	225	225	89	99	(405)	233
Net income attributable to noncontrolling interests	—	—	—	—	(8)	(8)

Net income attributable to L-3	$225	$225	$89	$99	$(413)	$225

Comprehensive income attributable to L-3	$231	$231	$90	$82	$(403)	$231

For the first half ended June 27, 2014:
Total net sales	$—	$1,746	$3,280	$1,098	$(148)	$5,976
Total cost of sales	(29)	(1,567)	(3,033)	(999)	177	(5,451)

Operating (loss) income	(29)	179	247	99	29	525
Interest expense	(2)	(81)	—	(1)	2	(82)
Interest and other income, net	—	8	—	1	—	9

(Loss) income before income taxes	(31)	106	247	99	31	452
Benefit (provision) for income taxes	9	(33)	(76)	(30)	(9)	(139)
Equity in net income of consolidated subsidiaries	329	234	—	—	(563)	—

Net income	307	307	171	69	(541)	313
Net income attributable to noncontrolling interests	—	—	—	—	(6)	(6)

Net income attributable to L-3	$307	$307	$171	$69	$(547)	$307

Comprehensive income attributable to L-3	$321	$321	$175	$75	$(571)	$321

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Statements of Cash Flows
For the first half ended June 26, 2015:
Operating activities:
Net cash from (used in) operating activities	$457	$273	$144	$(18)	$(542)	$314

Investing activities:
Business acquisitions, net of cash acquired	—	(260)	—	—	—	(260)
Proceeds from sale of businesses, net of closing date cash balances	—	—	28	276	—	304
Investments in L-3 Communications	(23)	—	—	—	23	—
Other investing activities	—	(46)	(25)	(8)	—	(79)

Net cash (used in) from investing activities	(23)	(306)	3	268	23	(35)

Financing activities:
Common stock repurchased	(346)	—	—	—	—	(346)
Dividends paid on L-3 Holdings common stock	(111)	—	—	—	—	(111)
Dividends paid to L-3 Holdings	—	(457)	—	—	457	—
Investments from L-3 Holdings	—	23	—	—	(23)	—
Other financing activities	23	303	(146)	(280)	136	36

Net cash used in financing activities	(434)	(131)	(146)	(280)	570	(421)

Effect of foreign currency exchange rate changes on cash	—	—	—	(8)	—	(8)

Change in cash balance in assets held for sale	—	—	1	60	—	61

Net (decrease) increase in cash	—	(164)	2	22	51	(89)
Cash and cash equivalents, beginning of the period	—	361	1	142	(62)	442

Cash and cash equivalents, end of the period	$—	$197	$3	$164	$(11)	$353

For the first half ended June 27, 2014:
Operating activities:
Net cash from operating activities	$1,375	$107	$152	$3	$(1,422)	$215

Investing activities:
Business acquisitions, net of cash acquired	—	(57)	—	—	—	(57)
Investments in L-3 Communications	(77)	—	—	—	77	—
Other investing activities	—	(25)	(24)	(11)	—	(60)

Net cash used in investing activities	(77)	(82)	(24)	(11)	77	(117)

Financing activities:
Proceeds from sale of Senior Notes	—	996	—	—	—	996
Retirement of CODES	(935)	—	—	—	—	(935)
Common stock repurchased	(333)	—	—	—	—	(333)
Dividends paid on L-3 Holdings common stock	(107)	—	—	—	—	(107)
Dividends paid to L-3 Holdings	—	(1,375)	—	—	1,375	—
Investments from L-3 Holdings	—	77	—	—	(77)	—
Other financing activities	77	111	(126)	(40)	58	80

Net cash used in financing activities	(1,298)	(191)	(126)	(40)	1,356	(299)

Net (decrease) increase in cash	—	(166)	2	(48)	11	(201)
Cash and cash equivalents, beginning of the period	—	258	—	261	(19)	500

Cash and cash equivalents, end of the period	$—	$92	$2	$213	$(8)	$299

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

We have the following four reportable segments: (1) Electronic Systems, (2) Aerospace Systems, (3) Communication Systems, and (4) National Security Solutions (NSS). Electronic Systems provides a broad range of components, products, subsystems, systems, and related services for military and commercial customers in several niche markets across several business areas. These business areas include precision engagement & training, sensor systems, power & propulsion systems, aviation products and security systems, warrior systems and advanced programs. Aerospace Systems delivers integrated solutions for the global ISR market and provides modernization, upgrade, sustainment, and maintenance and logistics support for a wide variety of aircraft and ground systems. Communication Systems delivers products and services for the global communications market, specializing in strategic and tactical airborne, space, ground and sea-based communication systems. NSS provides cybersecurity solutions, high-performance computing, enterprise IT services, analytics and intelligence analysis to the DoD, U.S. Government intelligence agencies, federal civilian agencies and foreign governments.

In April 2015, we realigned our Platform and Logistics Solutions sector within the Aerospace Systems segment to enhance the operational effectiveness and competitiveness of the platform systems business. The platform systems business was integrated within the ISR Systems sector and the new integrated organization was renamed the ISR and Aircraft Systems sector. The Logistics Solutions sector remains a separate sector within the Aerospace Systems segment. This realignment did not impact the composition of our reporting units.

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

We currently expect the percentage of our consolidated sales to the U.S. Government to decline from 71% of our consolidated 2014 sales to approximately 70% of our consolidated 2015 sales. U.S. Government sales include sales to the DoD, which we expect to decrease from approximately 66% of our consolidated 2014 sales to 65% of our consolidated 2015 sales. We also expect sales to international and commercial customers to increase to approximately 30% of our 2015 sales, compared to 29% of our consolidated 2014 sales.

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

In May 2015, Congress passed a budget resolution for FY 2016, which begins October 1, 2015, authorizing appropriations that meet the Administration’s PBR. The budget resolution authorizes base budget funding at the BCA sequestration spending caps and places the Administration PBR amounts that exceed the BCA sequestration spending caps in increased funding for the FY 2016 OCO budget. The Administration has threatened to veto all appropriations bills marked to BCA spending caps. We expect members of Congress and the Administration to continue to debate the DoD budget throughout the FY 2016 appropriations bill process and it is possible that a FY 2016 budget is not appropriated before October 1, 2015. We cannot predict the outcome of these efforts or its impact on L-3.

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

International and Commercial Markets. Sales to end customers other than the U.S. Government represented 29% of our 2014 sales and we expect those sales to represent 30% of our consolidated 2015 sales, including 1.6% of our consolidated sales related to Marine Systems International (MSI), which we divested on May 29, 2015. These sales are generally affected by international government security and military priorities, as well as the fiscal situations of our international government end customers, global economic conditions for our commercial end markets and our competitive success in winning new business and increasing market share.

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

Sales Trend. For the quarter ended June 26, 2015 (2015 Second Quarter), consolidated net sales of $2,793 million decreased by $226 million, or 7%, compared to the quarter ended June 27, 2014 (2014 Second Quarter), due to a decrease in organic sales of $188 million, or 6%, and a decrease of $61 million, or 2%, related to business divestitures. These decreases were partially offset by net sales from business acquisitions of $23 million, or 1%.

For the first half period ended June 26, 2015 (2015 First Half), consolidated net sales of $5,506 million decreased by $470 million, or 8%, compared to the first half period ended June 27, 2014 (2014 First Half) due to a decrease in organic sales of $447 million, or 8%, and a decrease of $62 million, or 1%, related to business divestitures. These decreases were partially offset by net sales from business acquisitions of $39 million, or 1%. See “— Results of Operations,” including segment results below for a further discussion of sales.

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

We derived approximately 66% of our 2014 sales from DoD customers and, as a result, our sales are highly correlated to DoD budget levels. DoD budgets are a function of several factors and uncertainties beyond our control, including, but not limited to, changes in U.S. procurement policies, budget considerations, current and future economic conditions, presidential administration priorities, U.S. military engagements, changing national security and defense requirements, geo-political developments, actual fiscal year congressional appropriations for defense budgets, and sequestration and other DoD budget reductions. Any of these factors could result in a significant increase, decrease or redirection of DoD budgets and impact L-3’s future results of operations, including our sales and operating income growth rates. Additionally, L-3’s future results of operations will be affected by our ability to retain our existing business, including our revenue arrangements with DoD customers, and to successfully re-compete for existing business and compete for new business, which largely depends on: (1) our successful performance on existing contracts, (2) the effectiveness and innovation of our technologies and research and development activities, (3) our ability to offer better program performance than our competitors at an affordable cost, and (4) our ability to retain our employees and hire new ones, particularly those employees who have U.S. Government security clearances. We expect our 2015 consolidated sales to decline by approximately 5% compared to 2014, primarily due to the divestiture of MSI, discussed below, and declines in DoD budgets. See “Other Events” for information related to the MSI divestiture.

Operating Income Trend. For the 2015 Second Quarter, our consolidated operating income was $166 million and our consolidated operating margin was 5.9%. Our consolidated operating income and consolidated operating margin for the 2015 Second Quarter were impacted by a net pre-tax gain of $2 million related to business divestitures, which are further discussed below. The net gain related to business divestitures is excluded from segment operating income because it is excluded by management for purposes of assessing segment operating performance. Our segment operating income was $164 million for the 2015 Second Quarter, a decrease of 31% from $239 million for the 2014 Second Quarter, and our segment operating income as a percentage of sales (segment operating margin) was 5.9% for the 2015 Second Quarter, a decrease of 200 basis points from 7.9% for the 2014 Second Quarter.

For the 2015 First Half, our consolidated operating income was $366 million and our consolidated operating margin was 6.6%. Our consolidated operating income and consolidated operating margin for the 2015 First Half were reduced by a pre-tax loss of $20 million related to business divestitures. Our segment operating income was $386 million for the 2015 First Half, a decrease of 26% from $525 million for the 2014 First Half, and our segment operating margin was 7.0% for the 2015 First Half, a decrease of 180 basis points from 8.8% for the 2014 First Half. See “— Results of Operations”, including segment results below for a further discussion of operating margin.

The 2015 Second Quarter and 2015 First Half results were impacted by contract cost growth charges of $103 million ($64 million after income taxes), or $0.77 per diluted share, at the Platform Integration division in the Aerospace Systems segment, comprised of: (1) additional losses on international head-of-state aircraft modification contracts of $84 million ($52 million after income taxes), or $0.63 per diluted share, and (2) cost growth on three other aircraft modification contracts of $19 million ($12 million after income taxes), or $0.14 per diluted share. The additional losses on international head-of-state contracts resulted from higher estimated engineering, production and support labor, and material costs. The increased costs are primarily driven by additional delays in aircraft delivery caused by rework identified during the quarter as a result of internal program reviews, customer inspections, functional check flights and internal design reviews. During the quarter actions were taken to: (i) provide increased program management resources, (ii) improve engineering practices, (iii) in-source certain work previously expected to be performed by subcontractors to reduce future rework and help us manage to the updated schedule, (iv) improve assembly processes and (v) improve quality assurance processes. The cost growth on the three other aircraft modification contracts include $9 million ($6 million after income taxes), or $0.07 per diluted share, for additional software modifications and warranty obligations related to a foreign government C-130 aircraft modification contract.

Our effective management of labor, material, subcontractor and other direct costs is an important element of cost control and favorable contract performance. We believe that proactively re-sizing our businesses to their anticipated sales, combined with continuous cost improvement will enable us to increase our cost competitiveness. While we continue to undertake cost management actions, such as reducing our indirect costs, resizing select business units and improving our productivity and contract performance in an effort to maintain or even increase operating margin, these efforts may not be successful and may be partially or fully offset by other cost increases. Changes in the competitive environment and DoD procurement practices, reductions to the DoD budget, lower consolidated sales and changes in annual pension expense, including related assumptions such as the benefit obligation discount rates could result in lower operating margin. Furthermore, select business acquisitions and new business, including contract renewals and new contracts, could have lower future operating margins compared to L-3’s operating margins on existing contracts, and could reduce future consolidated and segment operating margins. We expect our 2015 annual consolidated operating margin to decrease as compared to 2014, primarily due to the items impacting the 2015 Second Quarter discussed above.

Reduced future consolidated and segment operating margins could also potentially trigger non-cash goodwill impairment charges depending on how these reductions impact each of our reporting units. In addition to the annual goodwill impairment assessment, we review goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of a reporting unit’s goodwill may not be recoverable. As such, listed below are certain circumstances, depending on their outcomes, that may require us to review goodwill for impairment for one or more of our reporting units prior to the next annual assessment (November 30, 2015):

•	lower than expected annual sales from our contracts with the DoD, arising from unanticipated changes or reductions to future DoD budgets; and

•

the ability of the reporting units, in particular NSS, to achieve: (1) 2015 projected sales, operating income and cash flow, and (2) the win-loss experience on 2015 contract re-competitions and new business pursuits.

For a further discussion regarding the valuation of our goodwill, see “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Other Events

Business Acquisitions

CTC Aviation Group Acquisition. On May 27, 2015, we acquired CTC Aviation Group, renamed L-3 CTC Ltd. (L-3 CTC), for a purchase price of £153 million (approximately $236 million), which was financed with cash on hand. L-3 CTC is a global airline pilot training and crew resourcing specialist, based in the United Kingdom, that offers customized and innovative solutions to major airlines and flight training customers globally. This acquisition expands L-3’s commercial aviation training business, which also includes L-3 Link UK, a provider of world-class flight training simulation devices, aftermarket solutions and training, to encompass a growing portfolio of airline and third-party training company customers.

MITEQ, Inc. Acquisition. On January 21, 2015, we acquired the assets of MITEQ, Inc. (Miteq) for a purchase price of $41 million, which was financed with cash on hand. Miteq was combined with our Narda Microwave-East business and the new organization was re-named L-3 Narda-Miteq. Miteq offers a broad product line of active and passive radio frequency (RF) microwave components and low-power satellite communications (SATCOM) products for space and military applications that complement the existing Narda Microwave East product line. The combined L-3 Narda-Miteq business will provide products for the DoD, other U.S. Government agencies, prime contractors and commercial customers.

Business Divestitures

As previously disclosed on July 30, 2015, we have initiated a process to evaluate strategic alternatives for our NSS business. These strategic alternatives could include, among other possibilities, a potential sale, spin-off or other divestiture transactions for the business. We expect to conclude our review by the end of the year, although a timetable has not been set and there can be no assurances that a transaction will be completed. Furthermore, if a transaction should become probable, the value placed on the NSS business at that time may be lower than the carrying value of its net assets and could trigger a non-cash goodwill impairment charge.

During the 2015 Second Quarter, we completed the sales of MSI and Broadcast Sports Inc. (BSI). The adjustments recorded related to the business divestitures are included in the net gain (loss) related to business divestitures captions on the unaudited condensed consolidated statements of operations and are summarized and further discussed below.

	Second Quarter Ended	First Half Ended
	June 26, 2015	June 26, 2015
	(in millions)
Loss on BSI divestiture	$(3)	$(3)
Gain on MSI divestiture	4	4
Non-cash impairment charge related to MSI assets held for sale	—	(17)
Gain (loss) on a forward contract to sell Euro proceeds from MSI divestiture	1	(4)

Total gain (loss) related to the business divestitures	$2	$(20)

MSI Divestiture. On May 29, 2015, we completed the sale of our MSI business to Wärtsilä Corporation for a preliminary purchase price of €295 million (approximately $318 million), in addition to the assumption by Wärtsilä Corporation of approximately €60 million of MSI employee pension-related liabilities. The purchase price is subject to finalization based on customary adjustments for closing date net working capital. MSI was a sector within our Electronic Systems segment, primarily selling to the commercial shipbuilding industry. In accordance with Accounting Standards Update (ASU) 2014-8, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, MSI’s assets and liabilities are classified as held for sale in our audited consolidated balance sheet at December 31, 2014 and MSI’s results of operations are included in income from continuing operations for all periods presented. See Note 4 to our unaudited condensed consolidated financial statements for the major assets and liabilities included in held for sale relating to MSI at December 31, 2014. During the 2015 Second Quarter, we recorded a realized pre-tax gain of $4 million ($8 million after income tax benefits, or $0.10 per diluted share) based on the total estimated proceeds from the sale.

The accounting standards for long-lived assets to be disposed of by sale require us to measure assets and liabilities of a disposal group, classified as held for sale, at the lower of its carrying amount or fair value less costs to sell, at the end of each reporting period. As a result of the decline in the estimated U.S. dollar equivalent divestiture proceeds due to the weakening of the Euro against the U.S. dollar, the carrying value of the MSI disposal group exceeded its fair value at March 27, 2015. Accordingly, a pre-tax non-cash impairment charge of $17 million ($12 million after income taxes, or $0.15 per diluted share) was recorded during the quarterly period ended March 27, 2015.

In March 2015, we entered into a forward contract to sell €285 million of the proceeds obtained from the divestiture of MSI at a rate of $1.0782. We accounted for this contract as an economic hedge and recorded a mark to market adjustment to earnings based on the fair value of the forward contract at March 27, 2015. Accordingly, we recorded an unrealized pre-tax loss of $5 million ($3 million after income taxes, or $0.03 per diluted share) during the quarterly period ended March 27, 2015. On May 29, 2015, upon settlement of the contract, we realized $4 million of the $5 million previously recorded pre-tax loss and recorded a $1 million pre-tax gain ($1 million after income taxes, or $0.01 per diluted share) in the 2015 Second Quarter.

BSI Divestiture. On April 24, 2015, we divested our BSI business for a sales price of $27 million, subject to customary adjustments. BSI is a provider of wireless technology and communications systems services for use in the field of sports television broadcasting, and was included in the Sensor Systems sector of the Electronic Systems segment. The divestiture resulted in a pre-tax loss of $3 million ($6 million after income taxes, or $0.08 per diluted share). In accordance with ASU 2014-08, BSI’s assets and liabilities as of December 31, 2014, and results of operations for all periods presented are classified as held and used in the condensed consolidated financial statements.

Business Acquisitions and Dispositions

Our Annual Report on Form 10-K summarizes the business acquisitions and dispositions that we completed during the three years ended December 31, 2014. Business acquisitions are included in our consolidated results of operations from their dates of acquisition. See Note 4 to our unaudited condensed consolidated financial statements contained in this quarterly report for a further discussion of our business acquisitions and dispositions during the 2015 First Half.

Results of Operations

The following information should be read in conjunction with our unaudited condensed consolidated financial statements contained in this quarterly report. Our results of operations for the periods presented are affected by our business acquisitions and divestitures.

Consolidated Results of Operations

The table below provides L-3’s selected financial data for the 2015 Second Quarter compared with the 2014 Second Quarter and the 2015 First Half compared to the 2014 First Half.

	Second Quarter Ended				First Half Ended
	June 26, 2015	June 27, 2014	Increase/ (decrease)		June 26, 2015	June 27, 2014	Increase/ (decrease)
(in millions, except per share data)
Net sales	$2,793	$3,019	(7)%		$5,506	$5,976	(8)%
Operating income	$166	$239	(31)%		$366	$525	(30)%
Segment operating income	$164	$239	(31)%		$386	$525	(26)%
Operating margin	5.9%	7.9%	(200	) bpts	6.6%	8.8%	(220	) bpts
Segment operating margin	5.9%	7.9%	(200	) bpts	7.0%	8.8%	(180	) bpts
Interest expense	$48	$39	23%		$92	$82	12%
Interest and other income, net	$5	$4	25%		$8	$9	(11)%
Effective income tax rate	(0.8)%	30.9%	nm		17.4%	30.8%	nm
Net income attributable to L-3	$120	$137	(12)%		$225	$307	(27)%
Adjusted net income attributable to L-3(1)	$117	$137	(15)%		$237	$307	(23)%
Diluted earnings per share	$1.44	$1.53	(6)%		$2.69	$3.43	(22)%
Adjusted diluted earnings per share(1)	$1.41	$1.53	(8)%		$2.84	$3.43	(17)%
Diluted weighted average common shares outstanding	83.2	89.3	(7)%		83.5	89.4	(7)%

nm – not meaningful

(1)     Non-GAAP metric that excludes the aggregate gain or loss related to business divestitures. See the table on page 48 for a reconciliation of this measure, and a discussion of why we are presenting this information.

Net Sales: For the 2015 Second Quarter, consolidated net sales of $2.8 billion decreased $226 million, or 7%, compared to the 2014 Second Quarter. Sales to the U.S. Government declined 6%, or $129 million, to $2,042 million in the 2015 Second Quarter, compared to $2,171 million in the 2014 Second Quarter, driven primarily by the U.S. military drawdown in Afghanistan and U.S. defense budget reductions. Sales to international and commercial customers, declined 11%, or $97 million, to $751 million in the 2015 Second Quarter, compared to $848 million in the 2014 Second Quarter driven by: (1) a $61 million decline related to the MSI and BSI business divestitures, partially offset by $23 million of sales from the L-3 CTC and Miteq business acquisitions, (2) a $46 million decline on international head-of-state aircraft modification contracts primarily due to unfavorable contract performance adjustments and (3) a $33 million decline due to foreign currency exchange rate changes. These decreases were partially offset by an increase of $20 million primarily due to higher volume for small ISR aircraft systems to a foreign government.

Sales from products decreased by $96 million to $1,602 million for the 2015 Second Quarter, compared to $1,698 million for the 2014 Second Quarter. Sales from products represented approximately 57% of consolidated net sales for the 2015 Second Quarter, compared to 56% for the 2014 Second Quarter. Sales from products declined by: (1) $83 million for Aircraft Systems due primarily to unfavorable contract performance adjustments on international head-of-state aircraft modification contracts and lower volume to the U.S. Air Force (USAF) from the DoD’s planned reduction of the Compass Call aircraft fleet and the DoD’s retirement of the Joint Cargo Aircraft (JCA), (2) $42 million related to the divestiture of MSI in the 2015 Second Quarter, (3) $31 million for Space & Power Systems due to reduced demand for power devices for commercial satellites and for satellite command and control software for U.S. Government agencies and (4) $26 million related to foreign currency exchange rate changes. These decreases were partially offset by an increase in sales of $56 million for large ISR aircraft systems for U.S. Government customers and small ISR aircraft systems to the DoD and a foreign government and an increase in sales of $30 million primarily for Broadband Communication systems and the Miteq business acquisition.

Sales from services decreased by $130 million to $1,191 million for the 2015 Second Quarter, compared to $1,321 million for the 2014 Second Quarter. Sales from services represented approximately 43% of consolidated net sales for the 2015 Second Quarter, compared to 44% for the 2014 Second Quarter. Sales from services declined by: (1) $62 million for NSS, primarily related to reduced tasking for technical support services for a U.S. Government agency due to defense budget reductions, and lower demand for intelligence support services driven by the U.S. military drawdown in Afghanistan and completed contracts, (2) $36 million related to lower volume for small ISR aircraft fleet management services to the DoD due to the U.S. military drawdown in Afghanistan and (3) $19 million related to the MSI and BSI business divestitures. The remaining decrease in sales of $13 million was primarily due to foreign currency exchange rate changes. See the reportable segment results below for additional discussion of our segment sales trends.

For the 2015 First Half, consolidated net sales of $5.5 billion decreased $470 million, or 8%, compared to the 2014 First Half. Sales to the U.S. Government, including $5 million of sales from acquired businesses, declined 8%, or $337 million, to $3,941 million in the 2015 First Half compared to $4,278 million in the 2014 First Half, driven primarily by the U.S. military drawdown in Afghanistan and U.S. defense budget reductions. Sales to international and commercial customers declined 8%, or $133 million, to $1,565 million in the 2015 First Half, compared to $1,698 million in the 2014 First Half driven by: (1) a $67 million decline due to foreign currency exchange rate changes, (2) a $62 million decline primarily relating to the MSI and BSI business divestitures, partially offset by $34 million of sales from L-3 CTC and Miteq business acquisitions and (3) a $59 million decline on international head-of-state aircraft modification contracts primarily due to unfavorable contract performance adjustments. These decreases were partially offset by an increase of $21 million primarily due to higher volume for small ISR aircraft systems to a foreign government.

Sales from products decreased by $198 million to $3,149 million for the 2015 First Half, compared to $3,347 million for the 2014 First Half. Sales from products represented approximately 57% of consolidated net sales for the 2015 First Half, compared to 56% for the 2014 First Half. Sales from products declined by: (1) $107 million for Aircraft Systems due primarily to unfavorable contract performance adjustments on international head-of-state aircraft modification contracts and lower volume to the USAF from the DoD’s planned reduction of the Compass Call aircraft fleet and the DoD’s retirement of the JCA, (2) $52 million related to foreign currency exchange rate changes, (3) $49 million for Space & Power Systems due to lower volume and reduced deliveries on lower demand for satellite command and control software for U.S. Government agencies, power devices for commercial satellites and high frequency radios for a foreign government, (4) $42 million related to the divestiture of MSI in the 2015 Second Quarter and (5) $22 million for Warrior Systems due to temporarily suspended shipments of holographic weapon sights in connection with a product specification matter and lower volume for night vision goggles and precision targeting equipment. These decreases were partially offset by an increase of $74 million primarily for large ISR aircraft systems for U.S. Government customers and small ISR aircraft systems to the DoD and a foreign government.

Sales from services decreased by $272 million to $2,357 million for the 2015 First Half, compared to $2,629 million for the 2014 First Half. Sales from services represented approximately 43% of consolidated net sales for the 2015 First Half, compared to 44% for the 2014 First Half. Sales from services declined by: (1) $127 million for NSS, primarily related to reduced tasking for technical support services for a U.S. Government agency due to defense budget reductions, and lower demand for intelligence support services driven by the U.S. military drawdown in Afghanistan and completed contracts, (2) $82 million related to lower volume for small ISR aircraft fleet management services to the DoD due to the U.S. military drawdown in Afghanistan, (3) $30 million related to lower volume for field maintenance and sustainment services, primarily for USAF and U.S. Navy training aircraft due to lower demand and lower prices due to competitive pressures and (4) $19 million related to the MSI and BSI business divestitures. The remaining decrease in sales of $14 million was primarily due to foreign currency exchange rate changes. See the reportable segment results below for additional discussion of our segment sales trends.

Operating income and operating margin: Consolidated operating income for the 2015 Second Quarter decreased $73 million, or 31%, compared to the 2014 Second Quarter. Segment operating income for the 2015 Second Quarter decreased by $75 million, or 31%, compared to the 2014 Second Quarter. Segment operating margin decreased by 200 basis points to 5.9% for the 2015 Second Quarter compared to 7.9% for the 2014 Second Quarter. Segment operating margin decreased by: (1) 210 basis points due to unfavorable contract performance adjustments at Aerospace Systems segment, (2) 50 basis points due to higher pension expense of $14 million and (3) 30 basis points related to a product specification matter in the Electronics Systems segment. These decreases were partially offset by improved contract performance in Communication Systems and Electronic Systems, which increased segment operating margin by 90 basis points. See the reportable segment results below for additional discussion of operating margin trends.

Consolidated operating income for the 2015 First Half decreased $159 million, or 30%, compared to the 2014 First Half. Segment operating income for the 2015 First Half decreased by $139 million, or 26%, compared to the 2014 First Half. Segment operating margin decreased by 180 basis points to 7.0% for the 2015 First Half compared to 8.8% for the 2014 First Half. Segment operating margin decreased by: (1) 120 basis points due to unfavorable contract performance adjustments at Aerospace Systems segment, (2) 50 basis points due to higher pension expense of $28 million, (3) 30 basis points due to lower sales and mix changes and (4) 20 basis points related to a product specification matter. Improved contract performance in Communication Systems and Electronic Systems increased segment operating margin by 40 basis points. See the reportable segment results below for additional discussion of operating margin trends.

Interest Expense: Interest expense in the 2015 Second Quarter increased by $9 million compared to the 2014 Second Quarter due to: (1) the issuance of $1 billion in new debt on May 28, 2014 and (2) the redemption of our 3% Convertible Contingent Debt Securities in June 2014, which resulted in a $3 million reversal of previously accrued interest expense during the 2014 Second Quarter.

Interest expense in the 2015 First Half increased by $10 million compared to the 2014 First Half due to the issuance of $1 billion in new debt on May 28, 2014.

Effective income tax rate: The effective income tax rate for the 2015 Second Quarter was a benefit of 0.8% compared to a provision of 30.9% for the same period last year. The 2015 Second Quarter tax benefit included: (1) $17 million of foreign tax benefits related to a legal restructuring of our foreign entities, (2) a $10 million benefit related to the resolution of various outstanding income tax matters with U.S. and foreign tax authorities and (3) $9 million related to deferred tax benefits.

The effective income tax rate for the 2015 First Half decreased to 17.4% from 30.8% for the same period last year primarily due to $36 million of tax benefits in the 2015 Second Quarter, which are discussed above.

Net income attributable to L-3 and diluted earnings per share (EPS): Net income attributable to L-3 in the 2015 Second Quarter decreased 12% to $120 million compared to the 2014 Second Quarter, and diluted EPS decreased 6% to $1.44 from $1.53. Net income attributable to L-3 and diluted EPS were affected by the factors discussed herein.

Net income attributable to L-3 in the 2015 First Half decreased 27% to $225 million compared to the 2014 First Half, and diluted EPS decreased 22% to $2.69 from $3.43. Net income attributable to L-3 and diluted EPS were affected by the factors discussed herein.

Adjusted net income attributable to L-3 and adjusted diluted EPS: Adjusted net income attributable to L-3 decreased 15% to $117 million compared to the 2014 Second Quarter, and adjusted diluted EPS decreased 8% to $1.41. Adjusted net income attributable to L-3 and adjusted diluted EPS were affected by the factors discussed herein.

Adjusted net income attributable to L-3 decreased 23% to $237 million compared to the 2014 First Half, and adjusted diluted EPS decreased 17% to $2.84. Adjusted net income attributable to L-3 and adjusted diluted EPS were affected by the factors discussed herein.

The table below presents a reconciliation of net income attributable to L-3 to adjusted net income attributable to L-3 and diluted EPS to adjusted diluted EPS.

	Second Quarter Ended		First Half Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Net income attributable to L-3	$120	$137	$225	$307
Net gain on business divestitures	(2)	—	(2)	—
Non-cash impairment charge related to MSI assets held for sale	—	—	12	—
(Gain) loss on a forward contract to sell Euro proceeds from the MSI divestiture	(1)	—	2	—

Adjusted net income attributable to L-3(1)	$117	$137	$237	$307

Diluted EPS attributable to L-3 Holdings’ common stockholders	$1.44	$1.53	$2.69	$3.43
EPS impact of net gain on business divestitures(A)	(0.02)	—	(0.02)	—
EPS impact of the non-cash impairment charge related to MSI assets held for sale(B)	—	—	0.15	—
EPS impact of the gain (loss) on a forward contract to sell Euro proceeds from the MSI divestiture(C)	(0.01)	—	0.02	—

Adjusted diluted EPS(1)	$1.41	$1.53	$2.84	$3.43

(A) Net gain on business divestitures	$1	$—	$1	$—
Tax benefit	1	—	1	—

After-tax impact	2	—	2	—
Diluted weighted average common shares outstanding	83.2	—	83.5	—
Per share impact	$0.02	$—	$0.02	$—

(B) Non-cash impairment charge related to MSI assets held for sale	$—	$—	$(17)	$—
Tax benefit	—	—	5	—

After-tax impact	—	—	(12)	—
Diluted weighted average common shares outstanding	—	—	83.5	—
Per share impact(2)	$—	$—	$(0.15)	$—

(C) Gain (loss) on a forward contract to sell Euro proceeds from the MSI divestiture	$1	$—	$(4)	$—
Tax benefit	—	—	2	—

After-tax impact	1	—	(2)	—
Diluted weighted average common shares outstanding	83.2	—	83.5	—
Per share impact	$0.01	$—	$(0.02)	$—

(1)    Adjusteddiluted EPS is diluted EPS attributable to L-3 Holdings’ common stockholders, excluding the charges or credits relating to business divestitures. Adjusted net income attributable to L-3 is net income attributable to L-3, excluding the charges or credits relating to business divestitures. These amounts are not measures of financial performance under accounting principles generally accepted in the United States of America (U.S. GAAP). We believe that the charges or credits relating to business divestitures affect the comparability of the results of operations for 2015 to the results of operations for 2014. We also believe that disclosing net income and diluted EPS excluding the charges or credits relating to business divestitures will allow investors to more easily compare the 2015 results to the 2014 results. However, these measures may not be defined or calculated by other companies in the same manner.

(2)    Amounts may not recalculate directly due to rounding.

Diluted weighted average common shares outstanding: Diluted weighted average common shares outstanding for the 2015 Second Quarter and 2015 First Half declined by 7% compared to the same periods last year. The decline was due to repurchases of L-3 common stock in connection with our share repurchase programs authorized by our Board of Directors.

Reportable Segment Results of Operations

The table below presents selected data by reportable segment reconciled to consolidated totals. See Note 21 to our unaudited condensed consolidated financial statements contained in this quarterly report for additional reportable segment data.

	Second Quarter Ended		First Half Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
	(dollars in millions)
Net sales:(1)
Electronic Systems	$1,036	$1,103	$2,045	$2,180
Aerospace Systems	995	1,061	2,021	2,134
Communication Systems	501	520	936	1,023
NSS	261	335	504	639

Consolidated net sales	$2,793	$3,019	$5,506	$5,976

Operating income (loss):
Electronic Systems	$119	$133	$233	$258
Aerospace Systems	(17)	39	45	132
Communication Systems	52	48	87	98
NSS	10	19	21	37

Total segment operating income	$164	$239	$386	$525
Gain (loss) related to business divestitures	2	—	(20)	—

Consolidated operating income	$166	$239	$366	$525

Operating margin:
Electronic Systems	11.5%	12.1%	11.4%	11.8%
Aerospace Systems	(1.7)%	3.7%	2.2%	6.2%
Communication Systems	10.4%	9.2%	9.3%	9.6%
NSS	3.8%	5.7%	4.2%	5.8%
Total segment operating margin	5.9%	7.9%	7.0%	8.8%
Gain (loss) related to business divestitures	—	—	(0.4)%	—

Consolidated operating margin	5.9%	7.9%	6.6%	8.8%

(1)	Net sales after intercompany eliminations.

Electronic Systems

	Second Quarter Ended				First Half Ended
	June 26, 2015	June 27, 2014	Decrease		June 26, 2015	June 27, 2014	Decrease
(dollars in millions)
Net sales	$1,036	$1,103	(6.1)%		$2,045	$2,180	(6.2)%
Operating income	$119	$133	(10.5)%		$233	$258	(9.7)%
Operating margin	11.5%	12.1%	(60	) bpts	11.4%	11.8%	(40	) bpts

Electronic Systems net sales for the 2015 Second Quarter decreased by $67 million, or 6%, compared to the 2014 Second Quarter. Sales declined by: (1) $61 million related to the MSI and BSI business divestitures, partially offset by $7 million of sales related to the L-3 CTC acquisition, (2) $28 million due to foreign currency exchange rate changes and (3) $10 million due to temporarily suspending shipments of holographic weapon sights for most of the 2015 Second Quarter in connection with a product specification matter. These decreases were partially offset by an increase of $25 million primarily for Aviation Products & Security Systems driven by timing of shipments of airport security system products to international customers and the U.S. Transportation Security Administration.

Electronic Systems operating income for the 2015 Second Quarter decreased by $14 million, or 11%, compared to the 2014 Second Quarter. Operating margin decreased by 60 basis points to 11.5%. Operating margin decreased by: (1) 80 basis points due to an increased provision of $8 million in anticipation of a settlement with the U.S. Government related to a product specification matter regarding our holographic weapon sight product in the Warrior Systems sector, (2) 70 basis points for sales mix changes, (3) 60 basis points due to a $6 million charge related to an adverse arbitration ruling to resolve a dispute for the termination of a supply arrangement in the Aviation Products & Security business and (4) 30 basis points due to higher pension expense of $3 million. These decreases were partially offset by 100 basis points for favorable contract performance adjustments and 80 basis points due to lower severance expense of $8 million. Severance expense for the 2015 Second Quarter was $2 million, compared to $10 million for the 2014 Second Quarter.

Electronic Systems net sales for the 2015 First Half decreased by $135 million, or 6%, compared to the 2014 First Half. Sales declined by: (1) $62 million primarily related to the MSI and BSI business divestitures, partially offset by $7 million of sales related to the L-3 CTC acquisition and (2) $58 million due to foreign currency exchange rate changes. The remaining decrease of $22 million is primarily due to reduced sales at Warrior Systems. This decline is due to temporarily suspended shipments of holographic weapon sights for most of the 2015 Second Quarter in connection with a product specification matter and lower volume for night vision goggles and precision targeting equipment.

Electronic Systems operating income for the 2015 First Half decreased by $25 million, or 10%, compared to the 2014 First Half. Operating margin decreased by 40 basis points to 11.4% due to trends similar to the 2015 Second Quarter, as well as higher pension expense of $6 million.

Aerospace Systems

	Second Quarter Ended				First Half Ended
	June 26, 2015	June 27, 2014	Decrease		June 26, 2015	June 27, 2014	Decrease
(dollars in millions)
Net sales	$995	$1,061	(6.2)%		$2,021	$2,134	(5.3)%
Operating (loss) income	$(17)	$39	nm		$45	$132	(65.9)%
Operating margin	(1.7)%	3.7%	(540	) bpts	2.2%	6.2%	(400	) bpts

nm – not meaningful

Aerospace Systems net sales for the 2015 Second Quarter decreased by $66 million, or 6%, compared to the 2014 Second Quarter. Sales decreased $83 million for Aircraft Systems and $3 million for Logistics Solutions. Sales for ISR Systems increased by $20 million. Sales decreased for Aircraft Systems due to lower volume of: (1) $46 million on international head-of-state aircraft modification contracts primarily due to unfavorable contract performance adjustments and (2) $37 million primarily to the USAF from the DoD’s planned reduction of the Compass Call aircraft fleet and the DoD’s retirement of the JCA. The decrease in sales for Logistics Solutions was due to lower volume for field maintenance and sustainment services, primarily for USAF and U.S. Navy training aircraft because of lower demand and lower prices due to competitive pressures, mostly offset by higher volume on the Army C-12 contract. The increase in ISR Systems was due to an increase in sales of $56 million on higher volume for large ISR aircraft systems for U.S. Government customers and small ISR aircraft systems to the DoD and a foreign government, partially offset by $36 million of lower sales for small ISR aircraft fleet management services primarily to the DoD due to the U.S. military drawdown in Afghanistan.

Aerospace Systems operating income for the 2015 Second Quarter decreased by $56 million compared to the 2014 Second Quarter. Operating margin decreased by 540 basis points to a negative 1.7%. Operating margin decreased by: (1) 740 basis points due to contract performance adjustments at Aircraft Systems, which includes $84 million of cost growth related to international head-of-state aircraft modification contracts, compared to $11 million of cost growth on the same contracts in the 2014 Second Quarter, (2) 70 basis points due to higher pension expense of $7 million and (3) 40 basis points primarily due to reduced flight hours and lower pricing due to competitive pressures at Logistics Solutions, including the U.S Navy T-45 contract, partially offset by cost improvements on the Army C-12 contract. These decreases were partially offset by: (1) 170 basis points due to a $17 million increase in reserves for excess and obsolete inventory at Logistics Solutions recorded during the 2014 Second Quarter that did not recur and (2) 140 basis points due to favorable contract performance adjustments at ISR Systems.

Aerospace Systems net sales for the 2015 First Half decreased by $113 million, or 5%, compared to the 2014 First Half. Sales decreased $107 million for Aircraft Systems and $31 million for Logistic Solutions. Sales for ISR Systems increased by $25 million. Sales decreased for Aircraft Systems due to lower volume of: (1) $59 million on international head-of-state aircraft modification contracts primarily due to unfavorable contract performance adjustments and (2) $48 million primarily to the USAF from the DoD’s planned reduction of the Compass Call aircraft fleet and the DoD’s retirement of the JCA. The decrease in sales for Logistics Solutions was due to lower volume for field maintenance and sustainment services, primarily for USAF and U.S. Navy training aircraft due to lower demand and lower prices due to competitive pressures, partially offset by higher volume on the Army C-12 contract. The increase in ISR Systems was due to an increase in sales of $107 million primarily on higher volume for large ISR aircraft systems for U.S. Government customers and small ISR aircraft systems to the DoD and a foreign government, partially offset by $82 million of lower sales for small ISR aircraft fleet management services to the DoD due to the U.S. military drawdown in Afghanistan.

Aerospace Systems operating income for the 2015 First Half decreased by $87 million, or 66%, compared to the 2014 First Half. Operating margin decreased by 400 basis points to 2.2%. Operating margin decreased by: (1) 480 basis points due to contract performance adjustments at Aircraft Systems, which includes $101 million of cost growth on international head-of-state aircraft modification contracts, compared to $11 million of cost growth on the same contracts in the 2014 First Half, (2) 80 basis points primarily due to reduced flight hours and lower pricing due to competitive pressures at Logistics Solutions, including the U.S Navy T-45 contract, partially offset by cost improvements on the Army C-12 contract and (3) 70 basis points due to higher pension expense of $13 million. These decreases were partially offset by 150 basis points due to favorable contract performance adjustments at ISR Systems and by 80 basis points due to a $17 million increase in reserves for excess and obsolete inventory at Logistics Solutions recorded during the 2014 First Half that did not recur.

Communication Systems

	Second Quarter Ended				First Half Ended
	June 26, 2015	June 27, 2014	Increase (Decrease)		June 26, 2015	June 27, 2014	Decrease
(dollars in millions)
Net sales	$501	$520	(3.7)%		$936	$1,023	(8.5)%
Operating income	$52	$48	8.3%		$87	$98	(11.2)%
Operating margin	10.4%	9.2%	120 bp	ts	9.3%	9.6%	(30	) bpts

Communication Systems net sales for the 2015 Second Quarter decreased by $19 million, or 4%, compared to the 2014 Second Quarter. Sales decreased $31 million for Space & Power Systems, due to reduced demand for power devices for commercial satellites and for satellite command and control software from U.S. Government agencies. Sales also decreased $14 million for Advanced Communications products, due to lower volume for data recorders and secure communications equipment for the U.S. military as contracts near completion and $12 million for Tactical Satellite Communications products due to reduced deliveries of mobile and ground-based satellite communication systems for the U.S. military. These decreases were partially offset by increases of: (1) $22 million for Broadband Communication Systems primarily due to increased deliveries of remote video terminals to the United States Special Operations Command and higher demand for engineering support services for the DoD and (2) $16 million related to the Miteq acquisition.

Communication Systems operating income for the 2015 Second Quarter increased by $4 million, or 8%, compared to the 2014 Second Quarter. Operating margin increased by 120 basis points to 10.4%. Improved contract performance, partially offset by lower sales and mix changes, increased operating margin by 200 basis points. Higher pension expense of $4 million decreased operating margin by 80 basis points.

Communication Systems net sales for the 2015 First Half decreased by $87 million, or 9%, compared to the 2014 First Half due to lower volume and reduced deliveries on lower demand. Sales decreased: (1) $49 million for Space & Power Systems, primarily satellite command and control software for U.S. Government agencies, power devices for commercial satellites and high frequency radios for a foreign government, (2) $33 million for Tactical Satellite Communications products, primarily mobile and ground-based satellite communication systems for the U.S. military and (3) $32 million primarily for Advanced Communications products, primarily data recorders and secure communications equipment for the U.S. military as contracts near completion. The Miteq acquisition increased sales by $27 million.

Communication Systems operating income for the 2015 First Half decreased by $11 million, or 11%, compared to the 2014 First Half. Operating margin decreased by 30 basis points to 9.3%. Operating margin decreased by 100 basis points due to higher pension expense of $9 million. Improved contract performance, partially offset by lower sales and mix changes, increased operating margin by 70 basis points.

NSS

	Second Quarter Ended				First Half Ended
	June 26, 2015	June 27, 2014	Decrease		June 26, 2015	June 27, 2014	Decrease
(dollars in millions)
Net sales	$261	$335	(22.1)%		$504	$639	(21.1)%
Operating income	$10	$19	(47.4)%		$21	$37	(43.2)%
Operating margin	3.8	5.7%	(190	) bpts	4.2%	5.8%	(160	) bpts

NSS net sales for the 2015 Second Quarter decreased by $74 million, or 22%, compared to the 2014 Second Quarter. Sales decreased due to lower volume of: (1) $45 million for Defense Solutions primarily due to lower material requirements on a systems and software sustainment contract with the U.S. Army, and lower demand driven by the U.S. military drawdown in Afghanistan and completed contracts, (2) $15 million primarily for Intelligence Solutions due to reduced tasking for technical support services for a U.S. Government agency due to defense budget reductions and (3) $14 million for Global Solutions primarily due to completed contracts.

NSS operating income for the 2015 Second Quarter decreased by $9 million, or 47%, compared to the 2014 Second Quarter. Operating margin decreased by 190 basis points to 3.8%. Operating margin decreased by: (1) 120 basis points primarily due to lower margins on new business and recompetitions caused by competitive pricing pressures, (2) 80 basis points due to lower sales and higher overhead expense rates caused by delayed awards for international contracts and (3) 40 basis points due to favorable contract performance adjustments in the 2014 Second Quarter for a completed contract that did not recur in the 2015 Second Quarter. These decreases were partially offset by 50 basis points due to higher award fees for intelligence and defense support services contracts.

NSS net sales for the 2015 First Half decreased by $135 million, or 21%, compared to the 2014 First Half. Sales decreased due to trends similar to the 2015 Second Quarter, which were partially offset by $5 million of sales related to the Data Tactics Corporation acquisition.

NSS operating income for the 2015 First Half decreased by $16 million, or 43%, compared to the 2014 First Half. Operating margin decreased by 160 basis points to 4.2% due to trends similar to the 2015 Second Quarter.

Liquidity and Capital Resources

Anticipated Sources and Uses of Cash Flow

At June 26, 2015, we had total cash and cash equivalents of $353 million as compared to $442 million at December 31, 2014. While no amounts of the cash and cash equivalents are considered restricted, $153 million of cash was held by the Company’s foreign subsidiaries at June 26, 2015. The repatriation of cash held in non-U.S. jurisdictions is subject to local capital requirements, as well as income tax considerations. Our primary source of liquidity is cash flow generated from operations and our cash on hand. We generated $314 million of cash from operating activities during the 2015 First Half. Significant cash uses during the 2015 First Half included $346 million to repurchase shares of our common stock, $260 million related to the L-3 CTC and Miteq business acquisitions, $111 million related to dividends and $85 million related to capital expenditures. Additionally, L-3 received net cash proceeds of $304 million primarily for the MSI and BSI business divestitures.

As of June 26, 2015, we had the full availability of our $1 billion Amended and Restated Revolving Credit Facility (“Credit Facility”), which expires on February 3, 2017. We currently believe that our cash from operating activities generated during the year, together with our cash on hand, and available borrowings under our Credit Facility will be adequate for the foreseeable future to meet our anticipated requirements for working capital, capital expenditures, defined benefit plan contributions, commitments, contingencies, research and development expenditures, business acquisitions (depending on the size), program and other discretionary investments, interest payments, income tax payments, L-3 Holdings’ dividends and share repurchases.

Balance Sheet

Billed receivables decreased by $32 million to $820 million at June 26, 2015, from $852 million at December 31, 2014 primarily due to: (1) the timing of billings and collections for our Electronic Systems segment, including Aviation Products & Security Systems, Precision Engagement & Training, and Warrior Systems, (2) $9 million for foreign currency translation adjustments, and (3) $8 million from the MSI and BSI business divestitures. These decreases were partially offset by an increase of $17 million from the L-3 CTC and Miteq business acquisitions.

Contracts in process increased by $127 million to $2,422 million at June 26, 2015, from $2,295 million at December 31, 2014. During the 2015 First Half, contracts in process increased by $47 million from the L-3 CTC and Miteq business acquisitions, and $132 million comprised of:

•	Increases of $111 million in unbilled contract receivables primarily due to sales exceeding billings for ISR Systems, Precision Engagement & Training, Sensor Systems and Propulsion Systems, and

•	Increases of $21 million in inventoried contract costs primarily due to the timing of deliveries for Warrior Systems.

These increases were partially offset by: (1) transfers of $31 million of inventoried contract costs to other assets primarily relating to pre-contract costs for Aviation Products, (2) $10 million for foreign currency translation adjustments, (3) $7 million for a transfer to property, plant and equipment, primarily for two flight simulators that are no longer available for sale to customers since we are utilizing these assets to provide training services and (4) $4 million from the MSI and BSI business divestitures.

L-3’s receivables days sales outstanding (DSO) was 76 at June 26, 2015, compared with 71 at December 31, 2014 and 79 at June 27, 2014. We calculate our DSO by dividing: (1) our aggregate end of period billed receivables and net unbilled contract receivables, by (2) our trailing 12 month sales adjusted, on a pro forma basis, to include sales from business acquisitions and exclude sales from business divestitures that we completed as of the end of the period, multiplied by the number of calendar days in the trailing 12 month period (364 days at June 26, 2015, 365 days at December 31, 2014 and 364 days at June 27, 2014). Our trailing 12 month pro forma sales were $11,280 million at June 26, 2015, $11,598 million at December 31, 2014 and $12,259 million at June 27, 2014. The increase in DSO during the 2015 First Half was primarily due to an increase in net unbilled contract receivables, which is discussed above.

Inventories increased by $83 million to $371 million at June 26, 2015, from $288 million at December 31, 2014, primarily due to $18 million of acquired inventories from the Miteq business acquisition and for Aviation Products & Security Systems, Warrior Systems and Space & Power Systems to support customer demand and to a lesser extent due to temporarily suspended shipments of our holographic weapon sights product in Warrior Systems related to a product specification matter.

The increase in other current assets was primarily due to short-term receivables for leased training systems, annual prepaid insurance payments and $4 million from the L-3 CTC and Miteq business acquisitions.

The decrease in assets and liabilities held for sale was due to the divestiture of MSI on May 29, 2015.

Goodwill increased by $148 million to $7,649 million at June 26, 2015 from $7,501 million at December 31, 2014. The table below presents the changes in goodwill by segment.

	Electronic Systems	Aerospace Systems	Communication Systems	NSS	Consolidated Total
	(in millions)
Balance at December 31, 2014	$3,773	$1,730	$992	$1,006	$7,501
Business acquisitions(1)	177	—	11	—	188
Business divestiture(2)	(11)	—	—	—	(11)
Foreign currency translation adjustments(3)	(15)	(14)	—	—	(29)

Balance at June 26, 2015	$3,924	$1,716	$1,003	$1,006	$7,649

(1)

The increase in goodwill for the Electronic Systems segment was due to the L-3 CTC business acquisition. The increase in goodwill for the Communication Systems segment was due to the Miteq business acquisition.

(2)	The decrease in goodwill for the Electronic Systems segment was due to the BSI business divestiture.

(3)

The decrease in goodwill presented in the Electronic Systems segment was primarily due to the strengthening of the U.S. dollar against the Canadian dollar and the Euro, partially offset by the weakening of the U.S dollar against the British pound during the 2015 First Half. The decrease in goodwill presented in the Aerospace Systems segment was due to the strengthening of the U.S. dollar against the Canadian dollar during the 2015 First Half.

The increase in identifiable intangible assets was primarily due to $41 million of intangible assets recognized for the L-3 CTC and Miteq business acquisitions, partially offset by amortization expense.

The fluctuations in accounts payable and accrued expenses were primarily due to the timing of when invoices for purchases from third party vendors and subcontractors were received and payments were made.

The increase in advance payments and billings in excess of costs incurred was primarily due to $64 million of acquired balances from the L-3 CTC and Miteq business acquisitions, advance payments received on a multi-year contract for Aviation Products & Security and revenue adjustments related to unfavorable contract performance on international head-of-state aircraft modification contracts. These increases were partially offset by the liquidation of balances on contracts for Sensor Systems and Power & Propulsion Systems and foreign currency translation adjustments.

The increase in other current liabilities was primarily due to reserves for estimated costs in excess of estimated contract value related to unfavorable contract performance adjustments on international head-of-state aircraft modification contracts.

The increase in pension and postretirement benefit plan liabilities was due to pension expense (excluding amortization of net losses) exceeding cash contributions during the 2015 First Half. We expect to contribute approximately $100 million to our pension plans in 2015, of which $30 million was contributed during the 2015 First Half.

Statement of Cash Flows

2015 First Half Compared with 2014 First Half

The table below provides a summary of our cash flows from (used in) operating, investing, and financing activities for the periods indicated.

	First Half Ended
	June 26, 2015	June 27, 2014	Increase/ (decrease)
	(in millions)
Net cash from operating activities	$314	$215	$99
Net cash used in investing activities	(35)	(117)	82
Net cash used in financing activities	(421)	(299)	(122)

Operating Activities

We generated $314 million of cash from operating activities during the 2015 First Half, an increase of $99 million compared with $215 million during the 2014 First Half. The increase was due to $215 million of less cash used for changes in operating assets and liabilities due to a lower increase in working capital primarily related to billed receivables and accounts payable, and lower income tax payments. This increase was partially offset by: (1) lower net income of $80 million and (2) lower non-cash expenses of $36 million primarily due to lower deferred income taxes. See the discussion above under “Liquidity and Capital Resources — Balance Sheet” for additional information on changes in operating assets and liabilities.

Investing Activities

During the 2015 First Half, we used $35 million of net cash from investing activities, which included $260 million for the acquisitions of L-3 CTC and Miteq and $85 million for capital expenditures, partially offset by $304 million of net proceeds received from the MSI and BSI business divestitures. The 2014 First Half included $67 million for capital expenditures and $57 million for the acquisition of L-3 Data Tactics.

Financing Activities

Debt

At June 26, 2015, total outstanding debt was $3,940 million, compared to $3,939 million at December 31, 2014, all of which was senior debt. At June 26, 2015, there were no borrowings or letters of credit outstanding under our $1 billion Credit Facility, and we had the full availability of our $1 billion facility for future borrowings. We also had $492 million of outstanding standby letters of credit with financial institutions covering performance and financial guarantees per contractual requirements with certain customers at June 26, 2015. These standby letters of credit may be drawn upon in the event that we do not perform on certain of our contractual requirements. At June 26, 2015, our outstanding debt matures between November 15, 2016 and May 28, 2024. See Note 9 to our unaudited condensed consolidated financial statements contained in this quarterly report for the components of our debt at June 26, 2015.

On February 24, 2015, Moody’s changed our rating outlook to negative from stable and affirmed our Baa3 senior unsecured rating. On April 29, 2015, Standard and Poor’s also changed our rating outlook to negative from stable and affirmed our BBB- senior unsecured rating. On May 6, 2015, Fitch affirmed our stable outlook and BBB- senior unsecured rating. We consider our credit rating as an important element of our capital allocation strategy.

Debt Covenants and Other Provisions. The Credit Facility and Senior Notes contain financial and/or other restrictive covenants. See Note 10 to our audited consolidated financial statements for the year ended December 31, 2014, included in our Annual Report on Form 10-K, for a description of our debt, related financial covenants and cross default provisions. As of June 26, 2015, we were in compliance with our financial and other restrictive covenants.

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

The table below presents our repurchases of L-3 Holdings’ common stock during the 2015 First Half.

	Total Number of Shares Purchased	Average Price Paid Per Share	Treasury Stock
			(at cost in millions)
January 1 — March 27, 2015	788,189	$127.36	$100
March 28 — June 26, 2015	2,081,719	$118.05	$246

At June 26, 2015, the remaining dollar value under share repurchase programs authorized by L-3 Holdings’ Board of Directors was $1,199 million. From June 27, 2015 through July 30, 2015, L-3 Holdings repurchased 726,180 shares of its common stock at an average price of $115.99 per share for an aggregate amount of $84 million.

During the 2015 First Half, L-3 Holdings’ Board of Directors authorized the quarterly cash dividends in the table below.

Date Declared	Record Date	Cash Dividend Per Share	Total Cash Dividends Declared		Date Paid
			(in millions)
February 10, 2015	March 2, 2015	$0.65	$55	(1)	March 16, 2015
May 5, 2015	May 18, 2015	$0.65	$54	(1)	June 15, 2015

(1)	During the 2015 First Half, we paid $111 million of cash dividends, including a $2 million net reduction of accrued dividends for employee held stock awards.

On June 10, 2015, L-3 Holdings Board of Directors declared a quarterly cash dividend of $0.65 per share, payable on September 15, 2015 to shareholders of record at the close of business on August 17, 2015.

Legal Proceedings and Contingencies

For a discussion of legal proceedings and contingencies that could impact our results of operations, financial condition or cash flows, see Note 17 to our unaudited condensed consolidated financial statements contained in this quarterly report.

Forward-Looking Statements

Certain of the matters discussed in this report, including information regarding the Company’s 2015 financial outlook, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than historical facts may be forward-looking statements, such as “may,” “will,” “should,” “likely,” “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions are used to identify forward-looking statements. We caution investors that these statements are subject to risks and uncertainties many of which are difficult to predict and generally beyond our control that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. Some of the factors that could cause actual results to differ include, but are not limited to, the following: our dependence on the defense industry; backlog processing and program slips resulting from delayed awards and/or funding from the DoD and other major customers; the U.S. Government fiscal situation; changes in DoD budget levels and spending priorities; U.S. Government failure to raise the debt ceiling; our reliance on contracts with a limited number of customers and the possibility of termination of government contracts by unilateral government action or for failure to perform; the extensive legal and regulatory requirements surrounding many of our contracts; our ability to retain our existing business and related contracts; our ability to successfully compete for and win new business; or, identify, acquire and integrate additional businesses; our ability to maintain and improve our operating margin; the availability of government funding and changes in customer requirements for our products and services; our significant amount of debt and the restrictions contained in our debt agreements and actions taken by rating agencies that could result in a downgrade of our debt; our ability to continue to recruit, retain and train our employees; actual future interest rates, volatility and other assumptions used in the determination of pension benefits and equity based compensation, as well as the market performance of benefit plan assets; our collective bargaining agreements, our ability to successfully negotiate contracts with labor unions and our ability to favorably resolve labor disputes should they arise; the business, economic and political conditions in the markets in which we operate; global economic uncertainty; the DoD’s Better Buying Power and other efficiency initiatives; events beyond our control such as acts of terrorism; our ability to perform contracts on schedule; cost growth on contract estimates; our international operations; our extensive use of fixed-price type revenue arrangements; the rapid change of technology and high level of competition in which our businesses participate; risks relating to technology and data security; our introduction of new products into commercial markets or our investments in civil and commercial products or companies; the outcome of litigation matters; results of audits by U.S. Government agencies and of ongoing governmental investigations, including the internal review of the Aerospace Systems segment; the impact on our business of improper conduct by our employees, agents or business partners; ultimate resolution of contingent matters, claims and investigations relating to acquired businesses, and the impact on the final purchase price allocations; and the fair values of our assets.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Derivative Financial Instruments and Other Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of our exposure to market risks. There were no material changes to our disclosure about market risks during the 2015 First Half. See Notes 14 and 16 to our unaudited condensed consolidated financial statements contained in this quarterly report for the aggregate fair values and notional amounts of our foreign currency forward contracts at June 26, 2015.

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

Our chairman, president and chief executive officer and our senior vice president and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 26, 2015. Based upon that evaluation, our chairman, president and chief executive officer and our senior vice president and chief financial officer concluded that, as of June 26, 2015, the design and operation of our disclosure controls and procedures were not effective to accomplish their objectives at the reasonable assurance level due to the existence of the material weaknesses discussed below. The material weaknesses were identified in connection with the internal review of our Aerospace Systems segment, which is discussed in “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations – Internal Review of Aerospace Systems segment and Related Matters” of our Annual Report on Form 10-K for the year ended December 31, 2014. The review was completed in October 2014.

Notwithstanding the material weaknesses described below, management has concluded that the Company’s condensed consolidated financial statements for the periods covered by and included in this Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

Description of Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting (ICFR), such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Based on our assessment, management identified the following material weaknesses in its ICFR.

1.

The Company did not maintain an effective control environment at its Aerospace Systems segment due to: (a) the inadequate execution of existing controls related to the annual review and approval of contract (revenue arrangement) estimates, (b) not following established Company accounting policies, controls and procedures, (c) inadequate execution of existing controls related to the quarterly preparation, review and approval of contract (revenue arrangement) estimates at its Platform Integration division and (d) the intentional override of numerous transactional and monitoring internal controls at its Army Sustainment division, with regard to the: (i) valuation of inventories, unbilled contract receivables and billed receivables; (ii) preparation of contract invoices; (iii) preparation, review and approval of contract estimates; (iv) recognition of costs overruns on a fixed-price maintenance and logistics support contract; (v) review and analysis of division quarterly financial statements; (vi) physical counts of inventory; and (vii) preparation, review and approval of journal entries.

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

Remediation Plans for Material Weaknesses in Internal Control over Financial Reporting

In response to these identified material weaknesses, our management, with oversight from our audit committee, is dedicating significant resources to improve our ICFR and to remediate the identified material weaknesses. These efforts are ongoing and are focused on strengthening the Company’s control environment and organizational structure by taking the following actions:

•

During the third quarter of 2014, the Company terminated four employees at its Aerospace Systems segment and one employee at its Aerospace Systems segment resigned. The Company replaced its Aerospace Systems segment chief financial officer, the Logistics Solutions sector president, the Logistics Solutions sector general counsel, the Army Sustainment division president and the Army Sustainment Division vice president of finance at the time of the misconduct.

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

•

During the fourth quarter of 2014 and the first and second quarters of 2015, the Company’s corporate controllers office validated and reperformed, as appropriate, Aerospace Systems’ segment and its divisions’ compliance with the Company’s ICFR, including controls related to: (1) valuation of inventories, and unbilled and billed contract receivables, (2) preparation, review and approval of contract estimates, (3) account reconciliations, (4) revenue recognition, and (5) variance analyses. The Company expects to continue with these efforts until it is comfortable that these control deficiencies have been remediated.

•	During the fourth quarter of 2014, the Company appointed a new chief financial officer of the Logistics Solutions division.

•	Effective January 2, 2015, the Company also expanded the financial reporting leadership team at the Aerospace Systems segment by establishing and filling a controller position.

•

During the second quarter of 2015, the Company replaced its Platform Integration division president, vice president of finance, vice president of engineering, vice president of operations and certain program management positions on the head-of-state contracts.

•

The Company strengthened its procedures for the review of employee concerns regarding violations of the Company’s accounting policies and ICFR by designating senior employees to ensure that these concerns are reviewed in an effective manner. These procedures consisted of: (i) when appropriate, assigning these matters to subject matter experts for review and resolution, and (ii) informing the appropriate members of senior management and the audit committee on a timely basis about the nature, scope and results of such reviews. These senior employees report to the Company’s chief executive officer and the audit committee with respect to these monitoring activities.

•	During the second quarter of 2015, the Company appointed a new vice president and corporate ethics officer.

We believe these actions will be effective in remediating the material weaknesses described above, and we will continue to devote significant time and attention to these remedial efforts. As of this filing we have completed a majority of our remediation activities to address the material weaknesses. Our testing to date indicates that the controls remediated are working as intended. However, we do not expect that our ICFR will be considered effective until we complete the remediation and testing of all controls that address the material weaknesses, which is expected to occur during the third and fourth quarters of 2015. As we continuously work to improve our ICFR in the ordinary course, we may determine to take additional measures to address weaknesses we identify in our ICFR.

Changes in Internal Control over Financial Reporting

Other than the steps taken to remediate the material weakness described above, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 26, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about share repurchases made by L-3 Holdings of its common stock during the 2015 Second Quarter. Repurchases are made from time to time at management’s discretion in accordance with applicable U.S. Federal securities laws. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs(1)
				(in millions)
March 28 — April 30, 2015	368,360	$124.78	368,360	$1,399
May 1 — May 31, 2015	394,799	$116.37	394,799	$1,353
June 1 — June 26, 2015	1,318,560	$116.67	1,318,560	$1,199

Total	2,081,719	$118.05	2,081,719

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

Date: August 4, 2015

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

3.2

Amended and Restated By-Laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrants’ Current Report on Form 8-K filed on May 7, 2015 (File Nos. 001-14141 and 333-46983)).

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

†10.1

Retirement Agreement and General Release, entered into as of June 2, 2015, between John C. McNellis and L-3 Communications Corporation (incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K dated June 3, 2015 (File Nos. 001-14141 and 333-46983)).

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

**

The information required in this exhibit is presented in Note 13 to the unaudited condensed consolidated financial statements as of June 26, 2015 contained in this quarterly report in accordance with the provisions of ASC 260, Earnings Per Share.

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