Form 10-Q
period 2015-09-25
L 3 COMMUNICATIONS HOLDINGS INC; L 3 COMMUNICATIONS CORP
filed 2015-11-02
CIK 1056239, 1039101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2015

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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

There were 78,387,731 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on October 23, 2015.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended September 25, 2015

		Page No.
	PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 25, 2015 (Unaudited) and December 31, 2014	1
	Unaudited Condensed Consolidated Statements of Operations for the Quarterly and Year-to-Date periods ended September 25, 2015 and September 26, 2014	2
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Quarterly and Year-to-Date periods ended September 25, 2015 and September 26, 2014	4
	Unaudited Condensed Consolidated Statements of Equity for the Year-to-Date periods ended September 25, 2015 and September 26, 2014	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Year-to-Date periods ended September 25, 2015 and September 26, 2014	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	63
ITEM 4.	Controls and Procedures	63

	PART II — OTHER INFORMATION
ITEM 1.	Legal Proceedings	66
ITEM 1A.	Risk Factors	66
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	67
ITEM 6.	Exhibits	67
Signature		68

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	(Unaudited) September 25, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$323	$442
Billed receivables, net of allowances of $13 in 2015 and $14 in 2014	796	852
Contracts in process	2,483	2,295
Inventories	374	288
Deferred income taxes	129	127
Other current assets	190	186
Assets held for sale	—	547

Total current assets	4,295	4,737

Property, plant and equipment, net	1,108	1,088
Goodwill	7,112	7,501
Identifiable intangible assets	256	243
Deferred debt issue costs	22	27
Other assets	243	240

Total assets	$13,036	$13,836

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable, trade	$490	$382
Accrued employment costs	562	510
Accrued expenses	369	402
Advance payments and billings in excess of costs incurred	629	573
Income taxes	18	23
Other current liabilities	396	398
Liabilities held for sale	—	237

Total current liabilities	2,464	2,525

Pension and postretirement benefits	1,163	1,187
Deferred income taxes	407	443
Other liabilities	403	382
Long-term debt	3,940	3,939

Total liabilities	8,377	8,476

Commitments and contingencies (see Note 17)
Equity:
L-3 shareholders’ equity:
L-3 Communications Holdings, Inc.’s common stock: $.01 par value; 300,000,000 shares authorized, 79,004,449 shares outstanding at September 25, 2015 and 82,040,525 shares outstanding at December 31, 2014 (L-3 Communications Corporation’s common stock: $.01 par value, 100 shares authorized, issued and outstanding)	5,985	5,799
L-3 Communications Holdings, Inc.’s treasury stock (at cost), 78,177,799 shares at September 25, 2015 and 73,005,891 shares at December 31, 2014	(6,716)	(6,111)
Retained earnings	5,945	6,181
Accumulated other comprehensive loss	(630)	(584)

Total L-3 shareholders’ equity	4,584	5,285
Noncontrolling interests	75	75

Total equity	4,659	5,360

Total liabilities and equity	$13,036	$13,836

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Third Quarter Ended
	September 25, 2015	September 26, 2014
Net sales:
Products	$1,612	$1,644
Services	1,205	1,296

Total net sales	2,817	2,940

Cost of sales:
Products	(1,417)	(1,480)
Services	(1,114)	(1,203)

Total cost of sales	(2,531)	(2,683)

Loss related to business divestitures	(9)	—
Impairment charge	(491)	—

Operating (loss) income	(214)	257
Interest expense	(47)	(47)
Interest and other income, net	3	5

(Loss) income before income taxes	(258)	215
Provision for income taxes	(38)	(58)

Net (loss) income	$(296)	$157
Net income attributable to noncontrolling interests	(3)	(3)

Net (loss) income attributable to L-3	$(299)	$154

(Loss) earnings per share attributable to L-3 Holdings’ common shareholders:
Basic	$(3.74)	$1.81

Diluted	$(3.74)	$1.78

Cash dividends paid per common share	$0.65	$0.60

L-3 Holdings’ weighted average common shares outstanding:
Basic	80.0	85.1

Diluted	80.0	86.6

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year-To-Date Ended
	September 25, 2015	September 26, 2014
Net sales:
Products	$4,761	$4,991
Services	3,562	3,925

Total net sales	8,323	8,916

Cost of sales:
Products	(4,335)	(4,498)
Services	(3,316)	(3,636)

Total cost of sales	(7,651)	(8,134)

Loss related to business divestitures	(29)	—
Impairment charge	(491)	—

Operating income	152	782
Interest expense	(139)	(129)
Interest and other income, net	11	14

Income before income taxes	24	667
Provision for income taxes	(87)	(197)

Net (loss) income	$(63)	$470
Net income attributable to noncontrolling interests	(11)	(9)

Net (loss) income attributable to L-3	$(74)	$461

(Loss) earnings per share attributable to L-3 Holdings’ common shareholders:
Basic	$(0.91)	$5.38

Diluted	$(0.91)	$5.21

Cash dividends paid per common share	$1.95	$1.80

L-3 Holdings’ weighted average common shares outstanding:
Basic	81.5	85.7

Diluted	81.5	88.4

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Third Quarter Ended		Year-to-Date Ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
Net (loss) income	$(296)	$157	$(63)	$470
Other comprehensive income (loss):
Foreign currency translation adjustments	(55)	(63)	(84)	(57)
Unrealized losses on hedging instruments(1)	(7)	(3)	(3)	—
Pension and postretirement benefit plans:
Amortization of net loss and prior service cost previously recognized(2)	10	2	32	7
Net gain arising during the period(3)	—	—	9	—

Total other comprehensive loss	(52)	(64)	(46)	(50)

Comprehensive (loss) income	(348)	93	(109)	420
Comprehensive income attributable to noncontrolling interests	(3)	(3)	(11)	(9)

Comprehensive (loss) income attributable to L-3	$(351)	$90	$(120)	$411

(1)

Amounts are net of income tax benefits of $3 million and $1 million for the quarterly periods ended September 25, 2015 and September 26, 2014, respectively, and income tax benefits of $2 million for the year-to-date period ended September 25, 2015.

(2)

Amounts are net of income taxes of $7 million and $1 million for the quarterly periods ended September 25, 2015 and September 26, 2014, respectively, and income taxes of $18 million and $4 million for the year-to-date periods ended September 25, 2015 and September 26, 2014, respectively.

(3)

Represents the reclassification of actuarial losses into net income related to the Marine Systems International business divestiture in accordance with Accounting Standards Codification 715 Defined Benefit Plans — Pension. Amounts are net of income taxes of $5 million for the year-to-date period ended September 25, 2015.

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except per share data)

	L-3 Holdings’ Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss
	Shares Outstanding	Par Value		Treasury Stock	Retained Earnings		Noncontrolling Interests	Total Equity
For the Year-to-Date Period Ended September 25, 2015:
Balance at December 31, 2014	82.0	$1	$5,798	$(6,111)	$6,181	$(584)	$75	$5,360
Net (loss) income					(74)		11	(63)
Other comprehensive loss						(46)		(46)
Distributions to noncontrolling interests							(11)	(11)
Cash dividends declared on common stock ($1.95 per share)					(162)			(162)
Shares issued:
Employee savings plans	0.8		95					95
Exercise of stock options	0.6		65					65
Employee stock purchase plan	0.3		17					17
Vesting of restricted stock units	0.7							—
Employee restricted stock units surrendered in lieu of income tax withholding	(0.2)		(33)					(33)
Stock-based compensation expense			36					36
Treasury stock purchased	(5.2)			(605)				(605)
Other			6					6

Balance at September 25, 2015	79.0	$1	$5,984	$(6,716)	$5,945	$(630)	$75	$4,659

For the Year-to-Date Period Ended September 26, 2014:
Balance at December 31, 2013	85.8	$1	$5,652	$(5,288)	$5,726	$(110)	$75	$6,056
Net income					461		9	470
Other comprehensive loss						(50)		(50)
Distributions to noncontrolling interests							(8)	(8)
Cash dividends declared on common stock ($1.80 per share)					(159)			(159)
Shares issued:
Employee savings plans	1.0		105					105
Exercise of stock options	1.1		102					102
Employee stock purchase plan	0.3		18					18
Vesting of restricted stock units	0.7							—
Employee restricted stock units surrendered in lieu of income tax withholding	(0.2)		(27)					(27)
Stock-based compensation expense			39					39
Treasury stock purchased	(3.6)			(413)				(413)
Retirement of Convertible Contingent Debt Securities			(160)					(160)
Other			6					6

Balance at September 26, 2014	85.1	$1	$5,735	$(5,701)	$6,028	$(160)	$76	$5,979

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year-to-Date Ended
	September 25, 2015	September 26, 2014
Operating activities:
Net (loss) income	$(63)	$470
Depreciation of property, plant and equipment	129	127
Amortization of intangibles and other assets	35	38
Deferred income tax (benefit) provision	(21)	91
Stock-based employee compensation expense	36	39
Excess income tax benefits related to share-based payment arrangements	(24)	(16)
Contributions to employee savings plans in L-3 Holdings’ common stock	95	105
Impairment charge	491	—
Amortization of pension and postretirement benefit plans net loss and prior service cost	50	11
Amortization of bond discounts and deferred debt issue costs (included in interest expense)	6	5
Loss related to business divestitures	29	—
Other non-cash items	(4)	(5)
Changes in operating assets and liabilities, excluding amounts from acquisitions and divestitures:
Billed receivables	48	118
Contracts in process	(165)	(144)
Inventories	(77)	(11)
Other assets	(13)	—
Accounts payable, trade	121	(119)
Accrued employment costs	47	26
Accrued expenses	(40)	(57)
Advance payments and billings in excess of costs incurred	2	39
Income taxes	—	(4)
Other current liabilities	(11)	(40)
Pension and postretirement benefits	(18)	(40)
All other operating activities	(22)	(28)

Net cash from operating activities	631	605

Investing activities:
Business acquisitions, net of cash acquired	(260)	(57)
Proceeds from the sale of businesses, net of closing date cash balances	308	—
Capital expenditures	(140)	(115)
Dispositions of property, plant and equipment	2	4
Other investing activities	4	6

Net cash used in investing activities	(86)	(162)

Financing activities:
Proceeds from sale of Senior Notes	—	996
Retirement of CODES	—	(935)
Borrowings under revolving credit facility	861	1,367
Repayment of borrowings under revolving credit facility	(861)	(1,367)
Common stock repurchased	(605)	(413)
Dividends paid on L-3 Holdings’ common stock	(163)	(158)
Proceeds from exercises of stock options	41	87
Proceeds from employee stock purchase plan	26	27
Excess income tax benefits related to share-based payment arrangements	24	16
Debt issue costs	—	(8)
Employee restricted stock units surrendered in lieu of income tax withholding	(33)	(27)
Other financing activities	(1)	(11)

Net cash used in financing activities	(711)	(426)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(14)	(9)
Change in cash balance in assets held for sale	61	—

Net (decrease) increase in cash and cash equivalents	(119)	8
Cash and cash equivalents, beginning of the period	442	500

Cash and cash equivalents, end of the period	$323	$508

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

2.  Basis of Presentation

These unaudited condensed consolidated financial statements for the quarterly and year-to-date periods ended September 25, 2015 should be read in conjunction with the audited consolidated financial statements of L-3 Holdings and L-3 Communications included in their Annual Report on Form 10-K for the year ended December 31, 2014.

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

It is the Company’s established practice to close its books for the quarters ending March, June and September on the Friday preceding the end of the calendar quarter. The interim unaudited condensed consolidated financial statements included herein have been prepared and are labeled based on that convention. The Company closes its books for annual periods on December 31 regardless of what day it falls on.

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

Revisions or adjustments to estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained, as facts and circumstances change and as new information is obtained, even though the scope of work required under the contract may not change. Revisions or adjustments may also be required if contract modifications occur. The impact of revisions in profit (loss) estimates for all types of contracts subject to POC accounting are recognized on a cumulative catch-up basis in the period in which the revisions are made. The revisions in contract estimates, if significant, can materially affect the Company’s results of operations and cash flows, as well as reduce the valuations of receivables and inventories, and in some cases result in liabilities to complete contracts in a loss position. Aggregate net changes in contract estimates amounted to increases of $52 million, or 34% of consolidated operating income (8% of segment operating income) for the year-to-date period ended September 25, 2015, and increases of $71 million, or 9% of consolidated operating income for the year-to-date period ended September 26, 2014.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

For a more complete discussion of these estimates and assumptions, see the Annual Report on Form 10-K for the year ended December 31, 2014.

3.  Recently Issued Accounting Standards

In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-11, to simplify the measurement of inventory. This update requires that inventory measured at first in, first out or average cost be measured at the lower of cost and net realizable value. This update is effective for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the expected impact of the adoption of this standard on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-3, to simplify the presentation of debt issuance costs. This update requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, consistent with the required presentation for debt discounts. This update is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. The adoption of this standard will change the Company’s current practice of presenting debt issuance costs as an asset and will result in a reduction of total assets and total liabilities in an amount equal to the balance of unamortized debt issuance costs at each balance sheet date. The Company has not elected to early adopt this standard and debt issuance costs amounted to $22 million at September 25, 2015 and $27 million at December 31, 2014.

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

Other accounting standard updates effective for interim and annual periods beginning after December 15, 2015 are not expected to have an impact on the Company’s financial position, results of operations or cash flows.

4.  Acquisitions and Divestitures

Business Acquisitions

The business acquisitions discussed below are included in the Company’s results of operations from their respective dates of acquisition.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

2015 Business Acquisitions

CTC Aviation Group Acquisition. On May 27, 2015, the Company acquired CTC Aviation Group, renamed L-3 CTC Ltd. (L-3 CTC), for a purchase price of £153 million (approximately $236 million), which was financed with cash on hand. L-3 CTC is a global airline pilot training and crew resourcing specialist, based in the United Kingdom, which offers customized and innovative solutions to major airlines and flight training customers globally. This acquisition expands L-3’s commercial aviation training business, which also includes L-3 Link UK, a provider of world-class flight training simulation devices, aftermarket solutions and training, to encompass a growing portfolio of airline and third-party training company customers. The aggregate goodwill recognized for this business was $177 million, which was assigned to the Electronic Systems reportable segment, and is not expected to be deductible for income tax purposes. The final purchase price allocation, which is expected to be completed in the fourth quarter of 2015, will be based on final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final purchase price allocations will have a material impact on its results of operations or financial position.

MITEQ, Inc. Acquisition. On January 21, 2015, the Company acquired the assets of MITEQ, Inc. (Miteq) for a purchase price of $41 million, which was financed with cash on hand. The purchase price and purchase price allocation of Miteq was finalized as of September 25, 2015, with no significant changes to preliminary amounts. Miteq was combined with the Company’s Narda Microwave-East business and the new organization was re-named L-3 Narda-Miteq. Miteq offers a broad product line of active and passive radio frequency (RF) microwave components and low-power satellite communications (SATCOM) products for space and military applications that complement the existing Narda Microwave East product line. The combined L-3 Narda-Miteq business will provide products for the DoD, other U.S. Government agencies, prime contractors and commercial customers. The aggregate goodwill recognized for this business was $11 million, of which $4 million is expected to be deductible for income tax purposes. The goodwill was assigned to the Communication Systems reportable segment.

2014 Business Acquisition

Data Tactics Corporation Acquisition. On March 4, 2014, the Company acquired Data Tactics Corporation, renamed L-3 Data Tactics, for a purchase price of $57 million, which was financed with cash on hand. The purchase price and purchase price allocation for L-3 Data Tactics was finalized as of December 31, 2014, with no significant changes to preliminary amounts. L-3 Data Tactics is a specialized provider of large-scale data analytics, cybersecurity and cloud computing solution services, primarily to the DoD. Based on the final purchase price allocation, the aggregate goodwill recognized for this business was $39 million, substantially all of which is expected to be deductible for income tax purposes. The goodwill was assigned to the NSS reportable segment.

Business Acquisitions Completed After September 25, 2015

ForceX, Inc. Acquisition. On October 13, 2015, the Company acquired ForceX, Inc., renamed L-3 ForceX, for a purchase price of $60 million (subject to customary adjustments for final working capital), which was financed with cash on hand. L-3 ForceX will be incorporated into the Company’s Sensor Systems sector within the Electronic Systems business segment. L-3 ForceX is an industry leader specializing in ISR mission management software and geospatial application technology programs, offering an array of advanced products, including cueing system software, hardware and video algorithms, and wide-area sensor integration solutions and software. L-3 ForceX’s proprietary processing, exploitation and dissemination capability provides an integrated

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

tactical operational picture, allowing users to make critical decisions in real time. L-3 ForceX also provides training courseware, materials and turnkey classroom training solutions for its customers and currently supports several key DoD ISR initiatives and classified programs. L-3 ForceX’s customer base includes the U.S. Air Force, U.S. Special Operations Command, the Naval Surface Warfare Center and a variety of DoD agencies.

Unaudited Pro Forma Statements of Operations Data

The following unaudited pro forma Statements of Operations data present the combined results of the Company and its business acquisitions completed during the year-to-date period ended September 25, 2015 and the year ended December 31, 2014, in each case assuming that the business acquisitions completed during these periods had occurred on January 1, 2014.

	Third Quarter Ended		Year-to-Date Ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
	(in millions, except per share data)
Pro forma net sales	$2,817	$2,973	$8,357	$9,021
Pro forma net (loss) income attributable to L-3	$(299)	$156	$(71)	$466
Pro forma diluted (loss) earnings per share	$(3.74)	$1.80	$(0.87)	$5.27

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed these acquisitions on January 1, 2014.

Business Divestitures

During the year-to-date period ended September 25, 2015, the Company completed the sales of Marine Systems International (MSI), Broadcast Sports Inc. (BSI) and the Tinsley Product Line. The adjustments recorded by the Company related to the business divestitures are included in the loss related to business divestitures caption on the unaudited condensed consolidated statements of operations and are summarized and further discussed below.

	Third Quarter Ended	Year-to-Date Ended
	September 25, 2015	September 25, 2015
	(in millions)
Loss on Tinsley Product Line divestiture	$(8)	$(8)
Loss on BSI divestiture	(1)	(4)
Gain on MSI divestiture	—	4
Non-cash impairment charge related to MSI assets held for sale	—	(17)
Loss on a forward contract to sell Euro proceeds from MSI divestiture	—	(4)

Total loss related to the business divestitures	$(9)	$(29)

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

BSI Divestiture. On April 24, 2015, the Company divested its BSI business for a sales price of $26 million. BSI is a provider of wireless technology and communications systems services for use in the field of sports television broadcasting, and was included in the Sensor Systems sector of the Electronic Systems segment. The divestiture resulted in a pre-tax loss of $4 million ($6 million after income taxes) during the year-to-date period ended September 25, 2015. In accordance with ASU 2014-08, BSI’s assets and liabilities as of December 31, 2014, and results of operations for all periods presented are classified as held and used in the condensed consolidated financial statements.

Tinsley Product Line Divestiture. On July 27, 2015, the Company divested its Tinsley Product Line for a sales price of $4 million. Tinsley is a provider of optical components, sub-assemblies and passive sub-systems and was included in the Sensor Systems sector of the Electronic Systems segment. The divestiture resulted in a pre-tax loss of $8 million ($6 million after income taxes) during the quarterly period ended September 25, 2015. In accordance with ASU 2014-08, Tinsley’s assets and liabilities as of December 31, 2014, and results of operations for all periods presented are classified as held and used in the condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

Net sales and income before income taxes for MSI, BSI and the Tinsley Product Line, included in L-3’s unaudited condensed consolidated statements of operations, are presented in the table below on an aggregate basis, and are included in income from continuing operations for all periods presented.

	Third Quarter Ended		Year-to-Date Ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
	(in millions)
Net sales	$1	$126	$201	$420
Income before income taxes	$1	$3	$2	$13

5.  Contracts in Process

The components of contracts in process are presented in the table below.

	September 25, 2015	December 31, 2014
	(in millions)
Unbilled contract receivables, gross	$2,626	$2,280
Unliquidated progress payments	(1,057)	(887)

Unbilled contract receivables, net	1,569	1,393

Inventoried contract costs, gross	1,033	997
Unliquidated progress payments	(119)	(95)

Inventoried contract costs, net	914	902

Total contracts in process	$2,483	$2,295

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

	Third Quarter Ended		Year-to-Date Ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
	(in millions)
Amounts included in inventoried contract costs at beginning of the period	$149	$146	$138	$133
Contract costs incurred:
IRAD and B&P	70	70	210	213
Other G&A	219	230	640	645

Total	289	300	850	858

Amounts charged to cost of sales	(269)	(300)	(819)	(845)

Amounts included in inventoried contract costs at end of the period	$169	$146	$169	$146

The table below presents a summary of selling, general and administrative expenses and research and development expenses for the Company’s commercial businesses, which are expensed as incurred and included in cost of sales on the unaudited condensed consolidated statements of operations.

	Third Quarter Ended		Year-to-Date Ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
	(in millions)
Selling, general and administrative expenses	$53	$72	$198	$225
Research and development expenses	13	15	40	51

Total	$66	$87	$238	$276

6.  Inventories

Inventories at Lower of Cost or Market. The table below presents the components of inventories at the lower of cost (first-in, first-out or average cost) or realizable value.

	September 25, 2015	December 31, 2014
	(in millions)
Raw materials, components and sub-assemblies	$188	$127
Work in process	114	97
Finished goods	72	64

Total	$374	$288

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

7.  Goodwill and Identifiable Intangible Assets

Goodwill. In accordance with the accounting standards for business combinations, the Company records the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition (commonly referred to as the purchase price allocation). The table below presents the changes in goodwill by segment for the year-to-date period ended September 25, 2015.

	Electronic Systems	Aerospace Systems	Communication Systems	NSS	Consolidated Total
	(in millions)
Balance at December 31, 2014	$3,773	$1,730	$992	$1,006	$7,501
Business acquisitions(1)	177	—	11	—	188
Business divestitures(2)	(12)	—	—	—	(12)
Impairment loss	—	—	—	(491)	(491)
Foreign currency translation adjustments(3)	(43)	(31)	—	—	(74)

Balance at September 25, 2015	$3,895	$1,699	$1,003	$515	$7,112

(1)

The increase in goodwill for the Electronic Systems segment was due to the L-3 CTC business acquisition. The increase in goodwill for the Communication Systems segment was due to the Miteq business acquisition.

(2)	The decrease in goodwill for the Electronic Systems segment was due to the divestitures of BSI and the Tinsley Product Line.

(3)

The decrease in goodwill presented in the Electronic Systems segment was due to the strengthening of the U.S. dollar against the Canadian dollar, the British pound, the Euro and the Australian dollar during the year-to-date period ended September 25, 2015. The decrease in goodwill presented in the Aerospace Systems segment was due to the strengthening of the U.S. dollar against the Canadian dollar during the year-to-date period ended September 25, 2015.

As previously disclosed on October 29, 2015, the Company continues to evaluate strategic alternatives for NSS. These strategic alternatives could include, among other possibilities, a potential sale, spin-off or other divestiture transactions for the business. During the quarterly period ended September 25, 2015, a decline in the projected future cash flows of NSS indicated that the carrying amount of the goodwill for the NSS business may not be recoverable. As such, the Company performed the first step of the impairment test for the NSS business. The first step of the impairment test indicated that a portion of the $1,006 million of goodwill for the NSS business may not be recoverable. The Company performed the second step of the impairment test in accordance with the accounting standards for goodwill to measure the impairment loss and determined that the implied goodwill was $491 million lower than the carrying amount. Accordingly, the Company recorded a non-cash impairment charge of $491 million ($463 million after income taxes) for the impairment of goodwill. The goodwill impairment charge was due to a decline in the estimated fair value of the NSS business as a result of a decline in the projected future cash flows of NSS caused by NSS’s inability to achieve its planned 2015 orders, sales and operating income, primarily due to lower than expected new commercial and international business awards, and a reduced outlook for operating margin and international sales. The Company’s accumulated goodwill impairment losses were $549 million at September 25, 2015, of which $491 million, $43 million and $15 million were recorded in the NSS, Electronic Systems and Communication Systems segments, respectively.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

Identifiable Intangible Assets. The table below presents information for the Company’s identifiable intangible assets that are subject to amortization.

		September 25, 2015			December 31, 2014
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in millions)
Customer contractual relationships	19	$461	$283	$178	$440	$262	$178
Technology	11	186	118	68	165	111	54
Other	18	27	17	10	27	16	11

Total	17	$674	$418	$256	$632	$389	$243

The table below presents amortization expense recorded by the Company for its identifiable intangible assets.

	Third Quarter Ended		Year-to-Date Ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
	(in millions)
Amortization Expense	$10	$11	$29	$32

Based on gross carrying amounts at September 25, 2015, the Company’s estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2015 through 2019 is presented in the table below.

	Year Ending December 31,
	2015	2016	2017	2018	2019
	(in millions)
Estimated amortization expense	$38	$38	$35	$30	$27

8.  Other Current Liabilities and Other Liabilities

The table below presents the components of other current liabilities.

	September 25, 2015	December 31, 2014
	(in millions)
Other Current Liabilities:
Accruals for pending and threatened litigation (see Note 17)	$45	$38
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	79	75
Accrued product warranty costs	59	59
Accrued interest	52	46
Deferred revenues	29	30
Other	132	150

Total other current liabilities	$396	$398

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

The table below presents the components of other liabilities.

	September 25, 2015	December 31, 2014
	(in millions)
Other Liabilities:
Non-current income taxes payable (see Note 10)	$193	$196
Deferred compensation	45	43
Accrued workers’ compensation	35	38
Accrued product warranty costs	34	34
Notes payable and capital lease obligations	9	1
Other	87	70

Total other liabilities	$403	$382

The table below presents the changes in the Company’s accrued product warranty costs.

	Year-to-Date Ended
	September 25, 2015	September 26, 2014
	(in millions)
Accrued product warranty costs:(1)
Balance at January 1	$93	$99
Acquisitions during the period	1	—
Accruals for product warranties issued during the period	46	53
Settlements made during the period	(46)	(46)
Foreign currency translation adjustments	(1)	(1)

Balance at end of period	$93	$105

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

9.  Debt

The components of long-term debt and a reconciliation to the carrying amount of long-term debt are presented in the table below.

	September 25, 2015	December 31, 2014
	(in millions)
L-3 Communications:
Borrowings under Amended and Restated Revolving Credit Facility(1)	$—	$—
3.95% Senior Notes due 2016	500	500
1.50% Senior Notes due 2017	350	350
5.20% Senior Notes due 2019	1,000	1,000
4.75% Senior Notes due 2020	800	800
4.95% Senior Notes due 2021	650	650
3.95% Senior Notes due 2024	650	650

Principal amount of long-term debt	3,950	3,950

Unamortized discounts	(10)	(11)

Carrying amount of long-term debt	$3,940	$3,939

(1)

During the year-to-date period ended September 25, 2015, L-3 Communications’ aggregate borrowings and repayments under the Credit Facility were each $861 million. At September 25, 2015, L-3 Communications had the full availability of its $1 billion Credit Facility, which expires on February 3, 2017.

10.  Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. As of September 25, 2015, the statutes of limitations for the Company’s U.S. Federal income tax returns for the years ended December 31, 2010 through 2014 were open. In the second quarter of 2015, the Company reached agreements relating to the audit of the Company’s 2010 and 2011 U.S. Federal income tax returns with the U.S. Internal Revenue Service (IRS), as well as audits of several state and foreign jurisdictions. As a result of these agreements, the Company reversed previously accrued income tax expense of $10 million, including interest and penalties. The IRS commenced an audit of the Company’s U.S. Federal income tax return for 2012. The Company cannot predict the outcome of the audit at this time.

The effective income tax rate for the year-to-date period ended September 25, 2015 is not meaningful because income tax expense was greater than pre-tax income during the period due to the goodwill impairment charge. The marginal income tax rate on the goodwill impairment charge relating to the NSS segment was 6% because a significant portion of the NSS goodwill is not deductible for tax. Excluding the goodwill impairment charge and related income tax benefit, the effective income tax rate for the year-to-date period ended September 25, 2015 would have decreased to 22.3%, compared to 29.5% for the same period last year primarily due to $36 million of tax benefits recorded in the quarterly period ended June 26, 2015, including: (1) $17 million of foreign tax benefits related to a legal restructuring of the Company’s foreign entities, (2) a $10 million benefit related to the resolution of various outstanding income tax matters with U.S. and foreign tax authorities, as discussed above, and (3) $9 million related to deferred tax benefits. As of September 25, 2015, the Company anticipates that unrecognized tax benefits will decrease by approximately $25 million over the next 12 months due to the potential resolution of unrecognized tax benefits involving several jurisdictions and tax periods. The actual amount of the decrease over the next 12 months could vary significantly depending on the ultimate timing and nature of any settlements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

Non-current income taxes payable include accrued potential interest of $18 million ($11 million after income taxes) at September 25, 2015 and $15 million ($9 million after income taxes) at December 31, 2014, and potential penalties of $9 million at September 25, 2015 and December 31, 2014.

11.  Accumulated Other Comprehensive (Loss) Income (AOCI)

The changes in the AOCI balances, including amounts reclassified from AOCI into net income, are presented in the table below.

	Foreign currency translation	Unrealized (losses) gains on hedging instruments	Unrecognized losses and prior service cost, net	Total accumulated other comprehensive (loss) income
	(in millions)
Balance at December 31, 2014	$19	$(5)	$(598)	$(584)
Other comprehensive loss before reclassifications, net of tax	(125)	(13)	—	(138)
Amounts reclassified from AOCI, net of tax	41	10	41	92

Net current period other comprehensive (loss) income	(84)	(3)	41	(46)

Balance at September 25, 2015	$(65)	$(8)	$(557)	$(630)

Balance at December 31, 2013	$142	$1	$(253)	$(110)
Other comprehensive loss before reclassifications, net of tax	(57)	(5)	—	(62)
Amounts reclassified from AOCI, net of tax	—	5	7	12

Net current period other comprehensive (loss) income	(57)	—	7	(50)

Balance at September 26, 2014	$85	$1	$(246)	$(160)

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

Further details regarding the amounts reclassified from AOCI into net income are presented in the table below.

	Amount Reclassified from AOCI(a)				Affected Line Item in the Unaudited Condensed Consolidated Statements of Operations
	Third Quarter Ended		Year-to-Date Ended
Details About AOCI Components	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
	(in millions)
Foreign currency translation adjustment:
MSI divestiture	$—	$—	$(41)	$—	Loss related to business divestitures

	—	—	(41)	—	Income before income taxes
	—	—	—	—	Provision for income taxes

	$—	$—	$(41)	$—	Net income

(Losses) gains on hedging instruments:
MSI divestiture	$—	$—	$(2)	$—	Loss related to business divestitures
Other	(4)	1	(10)	(6)	Cost of sales-products

	(4)	1	(12)	(6)	Income before income taxes
	—	(1)	2	1	Provision for income taxes

	$(4)	$—	$(10)	$(5)	Net income

Amortization of defined benefit pension items:
MSI divestiture	$—	$—	$(14)	$—	Loss related to business divestitures
Net loss	(17)	(3)	(50)	(11)	(b)

	(17)	(3)	(64)	(11)	Income before income taxes
	7	1	23	4	Provision for income taxes

	$(10)	$(2)	$(41)	$(7)	Net income

Total reclassification for the period	$(14)	$(2)	$(92)	$(12)	Net income

(a)	Amounts in parenthesis indicate charges to the unaudited condensed consolidated statements of operations.

(b)	Amounts related to pension and postretirement benefit plans were reclassified from AOCI and recorded as a component of net periodic benefit cost (see Note 18 for additional information).

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

12.  Equity

On February 5, 2013, L-3 Holdings’ Board of Directors approved a share repurchase program that authorizes L-3 Holdings to repurchase up to $1.5 billion of its common stock through June 30, 2015. On December 4, 2014, L-3 Holdings’ Board of Directors approved a new share repurchase program that authorizes L-3 Holdings to repurchase up to an additional $1.5 billion of its common stock through June 30, 2017. Repurchases of L-3 Holdings’ common stock are made from time to time at management’s discretion in accordance with applicable U.S. Federal securities laws. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including, but not limited to, the Company’s financial position, earnings, legal requirements, other investment opportunities (including acquisitions) and market conditions. L-3 Holdings repurchased 5,171,908 shares of its common stock at an average price of $117.01 per share for an aggregate amount of $605 million from January 1, 2015 through September 25, 2015. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares.

At September 25, 2015, the remaining dollar value under share repurchase programs authorized by L-3 Holdings’ Board of Directors was $940 million.

From September 26, 2015 through October 23, 2015, L-3 Holdings repurchased 702,650 shares of its common stock at an average price of $106.70 per share for an aggregate amount of $75 million.

On June 10, 2015, L-3 Holdings’ Board of Directors declared a cash dividend of $0.65 per share, paid on September 15, 2015 to shareholders of record at the close of business on August 17, 2015. During the year-to-date period ended September 25, 2015, the Company paid $163 million of cash dividends, including a $1 million net reduction of accrued dividends for employee held stock awards.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

13.  L-3 Holdings’ Earnings (Loss) Per Common Share

A reconciliation of basic and diluted earnings per share (EPS) is presented in the table below.

	Third Quarter Ended		Year-to-Date Ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
	(in millions, except per share data)
Reconciliation of net (loss) income:
Net (loss) income	$(296)	$157	$(63)	$470
Net income attributable to noncontrolling interests	(3)	(3)	(11)	(9)

Net (loss) income attributable to L-3 Holdings’ common shareholders	$(299)	$154	$(74)	$461

Earnings (loss) per share attributable to L-3 Holdings’ common shareholders:
Basic:
Weighted average common shares outstanding	80.0	85.1	81.5	85.7

Basic (loss) earnings per share:
Net (loss) income	$(3.74)	$1.81	$(0.91)	$5.38

Diluted:
Common and potential common shares(1):
Weighted average common shares outstanding	80.0	85.1	81.5	85.7
Assumed exercise of stock options	—	2.8	—	3.0
Unvested restricted stock awards	—	1.5	—	1.6
Employee stock purchase plan contributions	—	—	—	0.1
Performance unit awards	—	0.1	—	0.1
Assumed purchase of common shares for treasury	—	(2.9)	—	(3.2)
Assumed conversion of the CODES(2)	—	—	—	1.1

Common and potential common shares	80.0	86.6	81.5	88.4

Diluted (loss) earnings per share:
Net (loss) income	$(3.74)	$1.78	$(0.91)	$5.21

(1)	Due to a loss for the quarterly and year-to-date periods ended September 25, 2015, zero incremental weighted average potential common shares are included because the effect would be antidilutive.

(2)

L-3 Holdings’ 3% Convertible Contingent Debt Securities (CODES) due 2035 were retired on June 20, 2014, and were dilutive for the year-to-date period ended September 26, 2014 as the average market price of L-3 Holdings’ common stock during the period that the CODES were outstanding was greater than the price at which the CODES would have been convertible into L-3 Holdings’ common stock. As of June 18, 2014, the final date of conversion, the conversion price was $88.71.

The computation of diluted EPS excludes shares for stock options, restricted stock awards, employee stock plan contributions and performance unit awards of 4.5 million for each of the quarterly and year-to-date periods ended September 25, 2015, and shares for stock options and employee stock purchase plan contributions of 0.6 million and 0.5 million for the quarterly and year-to-date periods ended September 26, 2014, respectively, as they were anti-dilutive.

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

	September 25, 2015			December 31, 2014
Description	Level 1(1)	Level 2(2)	Level 3(3)	Level 1(1)	Level 2(2)	Level 3(3)
	(in millions)
Assets
Cash equivalents	$182	$—	$—	$416	$—	$—
Derivatives (foreign currency forward contracts)	—	2	—	—	5	—

Total assets	$182	$2	$—	$416	$5	$—

Liabilities
Derivatives (foreign currency forward contracts)	$—	$15	$—	$—	$11	$—

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

15.  Financial Instruments

At September 25, 2015 and December 31, 2014, the Company’s financial instruments consisted primarily of cash and cash equivalents, billed receivables, trade accounts payable, Senior Notes and foreign currency forward contracts. The carrying amounts of cash and cash equivalents, billed receivables and trade accounts payable are representative of their respective fair values because of the short-term maturities or the expected settlement dates of these instruments. The carrying amounts and estimated fair values of the Company’s other financial instruments are presented in the table below.

	September 25, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Senior Notes(1)	$3,940	$4,068	$3,939	$4,178
Foreign currency forward contracts(2)	$(13)	$(13)	$(6)	$(6)

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

Foreign Currency Forward Contracts. The Company’s U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors that are denominated in currencies other than their functional currencies. To protect the functional currency equivalent cash flows associated with certain of these contracts, the Company enters into foreign currency forward contracts. The Company’s activities involving foreign currency forward contracts are designed to hedge the changes in the functional currency equivalent cash flows due to movements in foreign exchange rates compared to the functional currency. The foreign currencies hedged are primarily the Canadian dollar, the U.S. dollar, the Euro and the British pound. The Company manages exposure to counterparty non-performance credit risk by entering into foreign currency forward contracts only with major financial institutions that are expected to fully perform under the terms of such contracts. Foreign currency forward contracts are recorded in the Company’s condensed consolidated balance sheets at fair value and are generally designated and accounted for as cash flow hedges in accordance with the accounting standards for derivative instruments and hedging activities. Gains and losses on designated foreign currency forward contracts that are highly effective in offsetting the corresponding change in the cash flows of the hedged transactions are recorded net of income taxes in AOCI and then recognized in income when the underlying hedged transaction affects income. Gains and losses on foreign currency forward contracts that do not meet hedge accounting criteria are recognized in income immediately. Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. The table below presents the notional amounts of the Company’s outstanding foreign currency forward contracts by currency at September 25, 2015.

Currency	Notional Amounts
(in millions)
Canadian dollar	$141
U.S. dollar	94
Euro	21
British pound	2

Total	$258

At September 25, 2015, the Company’s foreign currency forward contracts had maturities through 2018.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

The table below presents the location of the Company’s derivative instruments recorded at fair value on the condensed consolidated balance sheets.

	September 25, 2015				December 31, 2014
	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Foreign currency forward contracts(1)(2)	$1	$1	$13	$2	$4	$1	$10	$1

Total derivative instruments	$1	$1	$13	$2	$4	$1	$10	$1

(1)	See Note 14 for a description of the fair value hierarchy related to the Company’s foreign currency forward contracts.

(2)

Assets held for sale at December 31, 2014 include $2 million, of other current assets relating to the fair value of derivative instruments, and liabilities held for sale at December 31, 2014 include $2 million of other current liabilities relating to the fair value of derivative instruments.

The effect of gains or losses from foreign currency forward contracts was not material to the unaudited condensed consolidated statements of operations for the quarterly or year-to-date periods ended September 25, 2015 and September 26, 2014. At September 25, 2015, the estimated net amount of existing losses that are expected to be reclassified into income within the next 12 months is $10 million.

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

The Company had two existing real estate lease agreements, which included residual guarantee amounts, were due to expire on August 31, 2015 and were accounted for as operating leases. Before the lease expiration date, the Company exercised an option to renew the leases for another five years, with similar lease terms, except the aggregate residual guarantee amount increased by $17 million to $40 million, reflecting the appreciation of the estimated fair value of the leased properties. The Company received $17 million in cash from

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

the lessor at the inception of the new leases, which is included in cash flows from financing activities in the unaudited condensed consolidated statement of cash flows for the year-to-date period ended September 25, 2015, and recorded a deferred gain in other liabilities in the unaudited condensed consolidated balance sheet as of September 25, 2015.

Procurement Regulations

A substantial majority of the Company’s revenues are generated from providing products and services under legally binding agreements or contracts with U.S. Government and foreign government customers. U.S. Government contracts are subject to extensive legal and regulatory requirements, and, from time to time, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. The Company is currently cooperating with the U.S. Government on several investigations from which civil, criminal or administrative proceedings have or could result and give rise to fines, penalties, compensatory and treble damages, restitution and/or forfeitures. In that regard, as of September 25, 2015, the Company has recognized an aggregate liability of $26 million in anticipation of a settlement related to a product specification matter regarding a holographic weapon sight product in the Warrior Systems sector of the Electronic Systems segment. The Company has other ongoing government investigations, including investigations into the pricing of certain contracts entered into by the Communication Systems segment. The Company does not currently anticipate that any of these investigations will have a material adverse effect, individually or in the aggregate, on its consolidated financial position, results of operations or cash flows. However, under U.S. Government regulations, an indictment of the Company by a federal grand jury, or an administrative finding against the Company as to its present responsibility to be a U.S. Government contractor or subcontractor, could result in the Company being suspended for a period of time from eligibility for awards of new government contracts or task orders or in a loss of export privileges. A conviction, or an administrative finding against the Company that satisfies the requisite level of seriousness, could result in debarment from contracting with the federal government for a specified term. In addition, all of the Company’s U.S. Government contracts: (1) are subject to audit and various pricing and cost controls, (2) include standard provisions for termination for the convenience of the U.S. Government or for default, and (3) are subject to cancellation if funds for contracts become unavailable. Foreign government contracts generally include comparable provisions relating to terminations for convenience or default, as well as other procurement clauses relevant to the foreign government.

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

In accordance with the accounting standard for contingencies, the Company records a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are disclosed in Note 8. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At September 25, 2015 and December 31, 2014, the Company recorded approximately $11 million of receivables for recoveries from insurance contracts or third parties in connection with the Bashkirian Airways matter discussed below. Legal defense costs are expensed as incurred. The Company believes it has recorded adequate provisions for its litigation matters. The Company reviews these provisions quarterly and adjusts these

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. While it is reasonably possible that an unfavorable outcome may occur in one or more of the following matters, unless otherwise stated below, the Company believes that it is not probable that a loss has been incurred in any of these matters. With respect to the litigation matters below for which it is reasonably possible that an unfavorable outcome may occur, an estimate of loss or range of loss is disclosed when such amount or amounts can be reasonably estimated. Although the Company believes that it has valid defenses with respect to legal matters and investigations pending against it, the results of litigation can be difficult to predict, particularly those involving jury trials. Accordingly, the Company’s current judgment as to the likelihood of loss (or our current estimate as to the potential range of loss, if any) with respect to any particular litigation matter may turn out to be wrong. Therefore, it is possible that the financial position, results of operations or cash flows of the Company could be materially adversely affected in any particular period by the unfavorable resolution of one or more of these or other contingencies.

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

Bashkirian Airways. On July 1, 2004, lawsuits were filed on behalf of the estates of 31 Russian children in the state courts of Washington, Arizona, California, Florida, New York and New Jersey against Honeywell, Honeywell TCAS, Thales USA, Thales France, the Company and Aviation Communications & Surveillance Systems (ACSS), which is a joint venture of L-3 and Thales. The suits relate to the crash over southern Germany of a Bashkirian Airways Tupelov TU 154M aircraft and a DHL Boeing 757 cargo aircraft. On-board the Tupelov aircraft were 9 crew members and 60 passengers, including 45 children. The Boeing aircraft carried a crew of two. Both aircraft were equipped with Honeywell/ACSS Model 2000, Change 7 Traffic Collision and Avoidance Systems (TCAS). Sensing the other aircraft, the on-board DHL TCAS instructed the DHL pilot to descend, and the Tupelov on-board TCAS instructed the Tupelov pilot to climb. However, the Swiss air traffic controller ordered the Tupelov pilot to descend. The Tupelov pilot disregarded the on-board TCAS and put the Tupelov aircraft into a descent striking the DHL aircraft in midair at approximately 35,000 feet. All crew and passengers of both planes were lost. Investigations by the National Transportation Safety Board after the crash revealed that both TCAS units were performing as designed. The suits allege negligence and strict product liability based upon the design of the units and the training provided to resolve conflicting commands. The Company’s insurers accepted defense of these matters and retained counsel. The matters were consolidated in the U.S. District Court

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

for the District of New Jersey, which then dismissed the actions on the basis of forum non conveniens. Plaintiffs representing 30 of the estates re-filed their complaint against ACSS on April 23, 2007 with the Barcelona Court’s Registry in Spain. On March 9, 2010, the court ruled in favor of the plaintiffs and entered judgment against ACSS in the amount of approximately $6.7 million, all of which represented compensatory damages. Both ACSS and the plaintiffs appealed the judgment. In May 2012, the appellate court ruled in favor of the plaintiffs and entered judgment against ACSS in the amount of $48 million. ACSS filed an appeal of the judgment with the Supreme Court of Spain (the Supreme Court) on September 28, 2012. During the Supreme Court’s consideration of the appeal, 18 of 30 plaintiffs released their claims against ACSS in consideration for payments made by the Company’s insurance carriers. On February 10, 2015, the Supreme Court issued a ruling that awarded the remaining 12 plaintiffs approximately $11 million in the aggregate (including interest), plus certain legal expenses incurred by the plaintiffs in connection with the appeal to the Supreme Court. The Company’s insurers have paid the $11 million award amount into an escrow account held by the Company’s legal representatives for payment to the plaintiffs if and when the award becomes due, and have confirmed that they will pay the plaintiffs’ legal expenses on behalf of the Company once they are certified and become due. On May 20, 2015, an appeal was filed on behalf of ACSS to annul the Supreme Court decision on constitutional grounds. In October 2015, eight of the remaining 12 plaintiffs released their claims against ACSS in consideration for approximately $7.0 million in aggregate payments made from the escrow account (representing a discount of approximately $0.1 million from the portion of the $11 million award attributable to these plaintiffs). Settlement discussions with the remaining four plaintiffs are ongoing.

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

Qui Tam Action. On March 14, 2012, the Company was served with a qui tam lawsuit filed in the District Court for the Northern District of Texas, in which the U.S. Government has declined to intervene. The complaint alleges violations of the False Claims Act and seeks unquantified treble damages, penalties, attorney’s fees, costs, and pre-judgment interest. Plaintiff alleges that between 2004 and 2012, the Company overbilled the U.S. Government for labor hours under contracts for helicopter maintenance and repair services in Southwest Asia. On July 8, 2015, the court denied the Company’s motion for summary judgment. A jury trial is scheduled for the first quarter of 2016. The Company is currently unable to reasonably estimate the amount or range of loss, if any, that may be incurred in connection with this matter because: (1) significant factual issues remain in dispute, (2) the results of litigation can be difficult to predict, particularly those involving jury trials and (3) the plaintiff has not yet indicated the specific amount of damages that will be sought at trial. The Company believes the action lacks merit and intends to defend itself vigorously.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

18.  Pension and Other Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s pension and other postretirement benefit plans.

	Pension Plans				Postretirement Benefit Plans
	Third Quarter Ended		Year-to-Date Ended		Third Quarter Ended		Year-to-Date Ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
	(in millions)
Components of net periodic benefit cost:
Service cost	$29	$26	$93	$80	$—	$(2)	$2	$—
Interest cost	38	37	112	110	1	4	5	8
Expected return on plan assets	(51)	(48)	(155)	(145)	(1)	(1)	(3)	(3)
Amortization of prior service costs (credits)	—	—	1	1	—	—	(2)	(1)
Amortization of net loss (gain)	17	4	51	13	—	(1)	—	(2)
Curtailment loss	3	—	3	1	—	(1)	—	(1)

Net periodic benefit cost	$36	$19	$105	$60	$—	$(1)	$2	$1

Contributions. The Company contributed cash of $80 million to its pension plans and $5 million to its other postretirement benefit plans during the year-to-date period ended September 25, 2015. The Company expects to contribute an additional $18 million to its pension plans and $5 million to its other postretirement benefit plans during the remainder of 2015.

19.  Stock-Based Compensation

During the year-to-date period ended September 25, 2015, the Company granted stock-based compensation under its Amended and Restated 2008 Long Term Performance Plan (2008 LTPP) in the form of stock options, restricted stock units and performance units. The stock-based compensation awards granted during the year-to-date period ended September 25, 2015 are further discussed below.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

Stock Options. The Company granted 453,358 stock options with a weighted average exercise price of $129.05 per option, which was equal to the closing price of L-3 Holdings’ common stock on the date of grant. The options expire after 10 years from the date of grant and vest ratably over a three-year period on the annual anniversary of the date of grant. The options granted to our Chairman and Chief Executive Officer are also subject to performance-based vesting conditions. The weighted average grant date fair value for the options of $19.77 per option was estimated using the Black-Scholes option-pricing model. The weighted average assumptions used in the valuation model for this grant are presented in the table below.

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

20.  Supplemental Cash Flow Information

	Year-to-Date Ended
	September 25, 2015	September 26, 2014
	(in millions)
Interest paid on outstanding debt	$127	$123
Income tax payments	114	116
Income tax refunds	6	8

21.  Segment Information

The Company has four reportable segments, which are described in Note 1. The Company evaluates the performance of its reportable segments based on their sales and operating income. All corporate expenses are allocated to the Company’s operating segments using an allocation methodology prescribed by U.S. Government regulations for government contractors. Accordingly, all costs and expenses, except for the NSS goodwill impairment charge and the loss related to business divestitures (which were not included in the Company’s segment performance measures), are included in the Company’s measure of segment profitability.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

The tables below present net sales, operating income, depreciation and amortization and total assets by reportable segment.

	Third Quarter Ended		Year-to-Date Ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
	(in millions)
Net Sales:
Electronic Systems	$1,014	$1,128	$3,113	$3,349
Aerospace Systems	1,068	1,037	3,092	3,173
Communication Systems	516	507	1,474	1,562
NSS	267	307	774	948
Elimination of intercompany sales	(48)	(39)	(130)	(116)

Consolidated total	$2,817	$2,940	$8,323	$8,916

Operating Income (Loss):
Electronic Systems	$123	$125	$356	$383
Aerospace Systems	103	64	148	196
Communication Systems	53	49	140	147
NSS	7	19	28	56

Segment total	$286	$257	$672	$782
Loss related to business divestitures(1)	(9)	—	(29)	—
Impairment charge(2)	(491)	—	(491)	—

Consolidated total	$(214)	$257	$152	$782

Depreciation and amortization:
Electronic Systems	$26	$30	$81	$89
Aerospace Systems	13	11	37	30
Communication Systems	12	13	37	38
NSS	3	2	9	8

Consolidated total	$54	$56	$164	$165

(1)	See Note 4 for information regarding the Company’s business divestitures.

(2)	Represents a non-cash goodwill impairment charge recorded in the third quarter of 2015 due to a decline in the estimated fair value of the NSS business. See Note 7 for additional information.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

	September 25, 2015	December 31, 2014
	(in millions)
Total Assets:
Electronic Systems	$6,672	$6,287
Aerospace Systems	3,103	3,011
Communication Systems	1,990	1,997
NSS	777	1,287
Corporate	494	707
Assets held for sale	—	547

Consolidated total	$13,036	$13,836

22.  Employee Severance and Termination Costs

Consistent with the Company’s strategy to continuously improve its cost structure and right-size its businesses, especially in view of U.S. defense budget constraints, L-3 is completing employment reduction actions across several of its businesses to reduce both direct and indirect costs, including overhead and general and administrative costs. As a result of these initiatives and due to the impact of U.S. defense budget constraints at certain affected business units, the Company recorded $4 million and $10 million in employee severance and other termination costs, with respect to approximately 740 employees, during the quarterly and year-to-date periods ended September 25, 2015, respectively. During the year ended December 31, 2014, the Company recorded a total of $30 million in employee severance and other termination costs with respect to approximately 2,000 employees. Employee severance and other termination costs are reported within cost of sales on the unaudited condensed consolidated statements of operations. The remaining balance to be paid in connection with these initiatives was $6 million at September 25, 2015 and $11 million at December 31, 2014, which is expected to be paid primarily by the first half of 2016. Employee severance and other termination costs incurred by reportable segment for the quarterly and year-to-date periods ended September 25, 2015 and September 26, 2014 are presented in the table below.

	Third Quarter Ended		Year-to-Date Ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
	(in millions)
Reportable Segment
Electronic Systems	$2	$—	$4	$14
Aerospace Systems	1	1	3	3
Communication Systems	1	2	3	5
NSS	—	—	—	1

Consolidated	$4	$3	$10	$23

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
	(in millions)
Condensed Combining Balance Sheets:
At September 25, 2015:
Current assets:
Cash and cash equivalents	$—	$170	$1	$167	$(15)	$323
Billed receivables, net	—	260	318	218	—	796
Contracts in process	—	938	1,197	348	—	2,483
Other current assets	—	413	163	117	—	693

Total current assets	—	1,781	1,679	850	(15)	4,295
Goodwill	—	2,317	3,777	1,018	—	7,112
Other assets	—	800	552	277	—	1,629
Investment in and amounts due from consolidated subsidiaries	4,584	6,294	4,475	—	(15,353)	—

Total assets	$4,584	$11,192	$10,483	$2,145	$(15,368)	$13,036

Current liabilities	$—	$931	$1,044	$504	$(15)	$2,464
Amounts due to consolidated subsidiaries	—	—	—	16	(16)	—
Other long-term liabilities	—	1,737	203	33	—	1,973
Long-term debt	—	3,940	—	—	—	3,940

Total liabilities	—	6,608	1,247	553	(31)	8,377

L-3 shareholders’ equity	4,584	4,584	9,236	1,592	(15,412)	4,584
Noncontrolling interests	—	—	—	—	75	75

Total equity	4,584	4,584	9,236	1,592	(15,337)	4,659

Total liabilities and equity	$4,584	$11,192	$10,483	$2,145	$(15,368)	$13,036

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Statements of Operations:
For the quarter ended September 25, 2015:
Total net sales	$—	$873	$1,584	$449	$(89)	$2,817
Total cost of sales	(12)	(790)	(1,442)	(388)	101	(2,531)
Loss related to business divestitures	—	(8)	(1)	—	—	(9)
Impairment charge	—	—	(491)	—	—	(491)

Operating (loss) income	(12)	75	(350)	61	12	(214)
Interest expense	—	(47)	—	—	—	(47)
Interest and other income, net	—	2	—	1	—	3

(Loss) income before income taxes	(12)	30	(350)	62	12	(258)
Benefit (provision) for income taxes	7	(10)	(14)	(14)	(7)	(38)
Equity in net loss of consolidated subsidiaries	(294)	(319)	—	—	613	—

Net (loss) income	(299)	(299)	(364)	48	618	(296)
Net income attributable to noncontrolling interests	—	—	—	—	(3)	(3)

Net (loss) income attributable to L-3	$(299)	$(299)	$(364)	$48	$615	$(299)

Comprehensive loss attributable to L-3	$(351)	$(351)	$(370)	$(9)	$730	$(351)

For the quarter ended September 26, 2014:
Total net sales	$—	$860	$1,628	$525	$(73)	$2,940
Total cost of sales	(10)	(787)	(1,500)	(469)	83	(2,683)

Operating (loss) income	(10)	73	128	56	10	257
Interest expense	—	(46)	(2)	1	—	(47)
Interest and other income, net	—	4	—	1	—	5

(Loss) income before income taxes	(10)	31	126	58	10	215
Benefit (provision) for income taxes	3	(8)	(34)	(16)	(3)	(58)
Equity in net income of consolidated subsidiaries	161	131	—	—	(292)	—

Net income	154	154	92	42	(285)	157
Net income attributable to noncontrolling interests	—	—	—	—	(3)	(3)

Net income attributable to L-3	$154	$154	$92	$42	$(288)	$154

Comprehensive income (loss) attributable to L-3	$90	$90	$89	$(22)	$(157)	$90

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Statements of Operations:
For the year-to-date period ended September 25, 2015:
Total net sales	$—	$2,539	$4,574	$1,442	$(232)	$8,323
Total cost of sales	(36)	(2,313)	(4,295)	(1,275)	268	(7,651)
(Loss) gain related to business divestitures	—	(13)	(29)	13	—	(29)
Impairment charge	—	—	(491)	—	—	(491)

Operating (loss) income	(36)	213	(241)	180	36	152
Interest expense	—	(138)	(1)	—	—	(139)
Interest and other income, net	—	9	—	2	—	11

(Loss) income before income taxes	(36)	84	(242)	182	36	24
Benefit (provision) for income taxes	11	(19)	(33)	(35)	(11)	(87)
Equity in net loss of consolidated subsidiaries	(49)	(139)	—	—	188	—

Net (loss) income	(74)	(74)	(275)	147	213	(63)
Net income attributable to noncontrolling interests	—	—	—	—	(11)	(11)

Net (loss) income attributable to L-3	$(74)	$(74)	$(275)	$147	$202	$(74)

Comprehensive (loss) income attributable to L-3	$(120)	$(120)	$(280)	$73	$327	$(120)

For the year-to-date period ended September 26, 2014:
Total net sales	$—	$2,606	$4,908	$1,623	$(221)	$8,916
Total cost of sales	(39)	(2,354)	(4,533)	(1,468)	260	(8,134)

Operating (loss) income	(39)	252	375	155	39	782
Interest expense	(2)	(127)	(2)	—	2	(129)
Interest and other income, net	—	12	—	2	—	14

(Loss) income before income taxes	(41)	137	373	157	41	667
Benefit (provision) for income taxes	12	(41)	(110)	(46)	(12)	(197)
Equity in net income of consolidated subsidiaries	490	365	—	—	(855)	—

Net income	461	461	263	111	(826)	470
Net income attributable to noncontrolling interests	—	—	—	—	(9)	(9)

Net income attributable to L-3	$461	$461	$263	$111	$(835)	$461

Comprehensive income attributable to L-3	$411	$411	$264	$53	$(728)	$411

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Statements of Cash Flows
For the year-to-date period ended September 25, 2015:
Operating activities:
Net cash from operating activities	$768	$337	$348	$66	$(888)	$631

Investing activities:
Business acquisitions, net of cash acquired	—	(260)	—	—	—	(260)
Proceeds from sale of businesses, net of closing date cash balances	—	4	27	277	—	308
Investments in L-3 Communications	(33)	—	—	—	33	—
Other investing activities	—	(63)	(45)	(26)	—	(134)

Net cash (used in) from investing activities	(33)	(319)	(18)	251	33	(86)

Financing activities:
Common stock repurchased	(605)	—	—	—	—	(605)
Dividends paid on L-3 Holdings common stock	(163)	—	—	—	—	(163)
Dividends paid to L-3 Holdings	—	(768)	—	—	768	—
Investments from L-3 Holdings	—	33	—	—	(33)	—
Other financing activities	33	526	(331)	(338)	167	57

Net cash used in financing activities	(735)	(209)	(331)	(338)	902	(711)

Effect of foreign currency exchange rate changes on cash	—	—	—	(14)	—	(14)

Change in cash balance in assets held for sale	—	—	1	60	—	61

Net (decrease) increase in cash	—	(191)	—	25	47	(119)
Cash and cash equivalents, beginning of the period	—	361	1	142	(62)	442

Cash and cash equivalents, end of the period	$—	$170	$1	$167	$(15)	$323

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

We currently expect the percentage of our consolidated sales to the U.S. Government to remain at approximately 71% of our consolidated 2015 sales compared to our consolidated 2014 sales. U.S. Government sales include sales to the DoD, which we expect to remain at approximately 66% of our consolidated 2015 sales compared to our consolidated 2014 sales. We also expect sales to international and commercial customers to remain at approximately 29% of our 2015 sales, compared to our consolidated 2014 sales.

Business Environment

U.S. Government Markets. Sales to U.S. Government customers represented 71% of our 2014 sales, and were primarily to DoD customers, which comprised 66% of our consolidated sales. Therefore, our annual sales are generally highly correlated to changes in U.S. Government spending levels, especially DoD budget levels.

The DoD budget peaked in the fiscal year ended September 30, 2010 (FY 2010) at $690 billion and has declined since. The total budget for FY 2014 was $581 billion, which increased slightly compared to the FY 2013 budget due to an increase in the Overseas Contingency Operations (OCO) budget. The FY 2014 base budget remained at $496 billion compared to FY 2013. The total DoD budget for FY 2015 was $560 billion, which decreased by 4% due to a decrease in the OCO budget. The FY 2015 DoD base budget remained flat at $496 billion compared to FY 2014.

The enacted FY 2013 and FY 2014 DoD budgets and the FY 2015 DoD budget, which was fully appropriated by Congress on December 13, 2014, comply with the sequestration cuts required by the Budget Control Act of 2011 (BCA), as amended by The American Taxpayer Relief Act (ATRA) and the Bipartisan Budget Act of 2013 (BBA). ATRA, enacted on January 2, 2013, reduced the sequester cuts to the FY 2013 DoD budget by $9 billion. The BBA, enacted on December 26, 2013, reduced budget sequester cuts to the DoD base budget by approximately $22 billion for FY 2014 and $9 billion for FY 2015 and increased the FY 2014 OCO budget by $6 billion compared to the amount requested by the Obama Administration (Administration).

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

In May 2015, Congress passed a budget resolution for overall defense spending levels for FY 2016, which began on October 1, 2015, authorizing appropriations that meet the Administration’s PBR. The budget resolution authorizes base budget funding at the BCA sequestration spending caps and places the Administration PBR amounts that exceed the BCA sequestration spending caps in increased funding for the FY 2016 OCO budget.

However, the FY 2016 budget was not appropriated by Congress before October 1, 2015 and FY 2016 began with a continuing resolution (CR) to fund the government through December 11, 2015. The CR will maintain funding at the current FY 2015 appropriated level resulting in spending caps and a prohibition on new program starts and multi-year contract awards. On October 27, 2015, Congressional leaders and the Administration reached a two-year budget and debt ceiling agreement. The agreement, if enacted, would authorize defense budget appropriations that meet the Administration’s PBR and extend the Treasury Department’s borrowing authority to March 2017. The U.S. House of Representatives and Senate passed the two-year budget agreement on October 28, 2015 and October 30, 2015, respectively. The agreement heads to President Obama and he is expected to sign it.

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

International and Commercial Markets. Sales to end customers other than the U.S. Government represented 29% of our 2014 sales and we expect those sales to represent 29% of our consolidated 2015 sales, including 1.6% of our consolidated sales related to Marine Systems International (MSI), which we divested on May 29, 2015. These sales are generally affected by international government security and military priorities, as well as the fiscal situations of our international government end customers, global economic conditions for our commercial end markets and our competitive success in winning new business and increasing market share.

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

Sales Trend. For the quarter ended September 25, 2015 (2015 Third Quarter), consolidated net sales of $2,817 million decreased by $123 million, or 4%, compared to the quarter ended September 26, 2014 (2014 Third Quarter), due to a decrease in organic sales of $30 million, or 1%, and a decrease of $125 million, or 4%, related to business divestitures. These decreases were partially offset by net sales from business acquisitions of $32 million, or 1%.

For the year-to-date period ended September 25, 2015 (2015 Year-to-Date Period), consolidated net sales of $8,323 million decreased by $593 million, or 7%, compared to the year-to-date period ended September 26, 2014 (2014 Year-to-Date Period) due to a decrease in organic sales of $477 million, or 5.3%, and a decrease of $187 million, or 2.1%, related to business divestitures. These decreases were partially offset by net sales from business acquisitions of $71 million, or 0.8%. See “— Results of Operations,” including segment results below for a further discussion of sales.

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

We derived approximately 66% of our 2014 sales from DoD customers and, as a result, our sales are highly correlated to DoD budget levels. DoD budgets are a function of several factors and uncertainties beyond our control, including, but not limited to, changes in U.S. procurement policies, budget considerations, current and future economic conditions, presidential administration priorities, U.S. military engagements, changing national security and defense requirements, geo-political developments, actual fiscal year congressional appropriations for defense budgets, and sequestration and other DoD budget reductions. Any of these factors could result in a significant increase, decrease or redirection of DoD budgets and impact L-3’s future results of operations, including our sales and operating income growth rates. Additionally, L-3’s future results of operations will be affected by our ability to retain our existing business, including our revenue arrangements with DoD customers, and to successfully re-compete for existing business and compete for new business, which largely depends on: (1) our successful performance on existing contracts, (2) the effectiveness and innovation of our technologies and research and development activities, (3) our ability to offer better program performance than our competitors at an affordable cost, and (4) our ability to retain our employees and hire new ones, particularly those employees who have U.S. Government security clearances. We expect our 2015 consolidated sales to decline by approximately 6% compared to 2014, primarily due to U.S. defense budget constraints and reductions caused by sequestration and the divestiture of MSI. See “Other Events” for information related to the MSI divestiture.

Operating Income Trend. For the 2015 Third Quarter, we reported a consolidated operating loss of $214 million. Our consolidated operating results for the 2015 Third Quarter were impacted by a goodwill impairment charge of $491 million and a pre-tax loss of $9 million related to business divestitures, which are further discussed below. The goodwill impairment charge and pre-tax losses related to business divestitures are excluded from segment operating income, because they are excluded by management for purposes of assessing segment operating performance. Our segment operating income was $286 million for the 2015 Third Quarter, an increase of 11% from $257 million for the 2014 Third Quarter, and our segment operating income as a percentage of sales (segment operating margin) was 10.2% for the 2015 Third Quarter, an increase of 150 basis points from 8.7% for the 2014 Third Quarter.

For the 2015 Year-to-Date Period, our consolidated operating income was $152 million and our consolidated operating margin was 1.8%. Our consolidated operating income and consolidated operating margin for the 2015 Year-to-Date Period were reduced by a goodwill impairment charge of $491 million and a pre-tax loss of $29 million related to business divestitures. Our segment operating income was $672 million for the 2015 Year-to-Date Period, a decrease of 14% from $782 million for the 2014 Year-to-Date Period, and our segment operating margin was 8.1% for the 2015 Year-to-Date Period, a decrease of 70 basis points from 8.8% for the 2014 Year-to-Date Period. See “— Results of Operations”, including segment results below for a further discussion of operating margin.

The quarter ended June 26, 2015 and the 2015 Year-to-Date Period results were impacted by contract cost growth charges of $103 million ($64 million after income taxes), or $0.79 per diluted share, at the Platform Integration division in the Aerospace Systems segment, comprised of: (1) additional losses on international head-of-state aircraft modification contracts of $84 million ($52 million after income taxes), or $0.64 per diluted share, and (2) cost growth on three other aircraft modification contracts of $19 million ($12 million after income taxes), or $0.15 per diluted share. The additional losses on international head-of-state contracts resulted from higher estimated engineering, production and support labor, and material costs. The increased costs are primarily driven by additional delays in aircraft delivery caused by rework identified during the quarter as a result of internal program reviews, customer inspections, functional check flights and internal design reviews. During the second quarter actions were taken to: (i) provide increased program management resources, (ii) improve engineering practices, (iii) in-source certain work previously expected to be performed by subcontractors to reduce future rework and help us manage to the updated schedule, (iv) improve assembly processes and (v) improve quality assurance processes. The cost growth on the three other aircraft modification contracts include $9 million ($6 million after income taxes), or $0.07 per diluted share, for additional software modifications and warranty obligations related to a foreign government C-130 aircraft modification contract.

Our effective management of labor, material, subcontractor and other direct costs is an important element of cost control and favorable contract performance. We believe that proactively re-sizing our businesses to their anticipated sales, combined with continuous cost improvement will enable us to increase our cost competitiveness. While we continue to undertake cost management actions, such as reducing our indirect costs, resizing select business units and improving our productivity and contract performance in an effort to maintain or even increase operating margin, these efforts may not be successful and may be partially or fully offset by other cost increases. Changes in the competitive environment and DoD procurement practices, reductions to the DoD budget, lower consolidated sales and changes in annual pension expense, including related assumptions such as the benefit obligation discount rates could result in lower operating margin. Furthermore, select business acquisitions and new business, including contract renewals and new contracts, could have lower future operating margins compared to L-3’s operating margins on existing contracts, and could reduce future consolidated and segment operating margins. We expect our 2015 annual consolidated operating margin to decrease as compared to 2014, primarily due to the items impacting the 2015 Year-to-Date Period discussed above.

Other Events

NSS Goodwill Impairment Charge

As previously disclosed on October 29, 2015, we continue to evaluate strategic alternatives for the NSS business. These strategic alternatives could include, among other possibilities, a potential sale, spin-off or other divestiture transactions for the business. During the 2015 Third Quarter, a decline in the projected future cash flows of NSS indicated that the carrying amount of the goodwill for the NSS business may not be recoverable. As such, we performed the first step of the impairment test for the NSS business. The first step of the impairment test indicated that a portion of the $1,006 million of goodwill for the NSS business may not be recoverable. We performed the second step of the impairment test in accordance with the accounting standards for goodwill to measure the impairment loss and determined that the implied goodwill was $491 million lower than the carrying amount. Accordingly, we recorded a non-cash impairment charge of $491 million ($463 million after income taxes), or $5.79 per diluted share, for the impairment of goodwill. The goodwill impairment charge was due to a decline in the estimated fair value of the NSS business as a result of a decline in the projected future cash flows of NSS caused by NSS’s inability to achieve its planned 2015 orders, sales and operating income, primarily due to lower than expected new commercial and international business awards, and a reduced outlook for operating margin and international sales.

Business Acquisitions

CTC Aviation Group Acquisition. On May 27, 2015, we acquired CTC Aviation Group, renamed L-3 CTC Ltd. (L-3 CTC), for a purchase price of £153 million (approximately $236 million), which was financed with cash on hand. L-3 CTC is a global airline pilot training and crew resourcing specialist, based in the United Kingdom, which offers customized and innovative solutions to major airlines and flight training customers globally. This acquisition expands L-3’s commercial aviation training business, which also includes L-3 Link UK, a provider of world-class flight training simulation devices, aftermarket solutions and training, to encompass a growing portfolio of airline and third-party training company customers.

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

Business Acquisitions Completed After September 25, 2015

ForceX, Inc. Acquisition. On October 13, 2015, we acquired ForceX, Inc., renamed L-3 ForceX, for a purchase price of $60 million (subject to customary adjustments for final working capital), which was financed with cash on hand. L-3 ForceX will be incorporated into our Sensor Systems sector within the Electronic Systems business segment. L-3 ForceX is an industry leader specializing in ISR mission management software and geospatial application technology programs, offering an array of advanced products, including cueing system software, hardware and video algorithms, and wide-area sensor integration solutions and software. L-3 ForceX’s proprietary processing, exploitation and dissemination capability provides an integrated tactical operational picture, allowing users to make critical decisions in real time. L-3 ForceX also provides training courseware, materials and turnkey classroom training solutions for its customers and currently supports several key DoD ISR initiatives and classified programs. L-3 ForceX’s customer base includes the U.S. Air Force, U.S. Special Operations Command, the Naval Surface Warfare Center and a variety of DoD agencies.

Business Divestitures

During the 2015 Year-to-Date Period, we completed the sales of MSI, Broadcast Sports Inc. (BSI) and the Tinsley Product Line. The adjustments we recorded related to the business divestitures are included in the loss related to business divestitures caption on the unaudited condensed consolidated statements of operations and are summarized and further discussed below.

	Third Quarter Ended	Year-to-Date Ended
	September 25, 2015	September 25, 2015
	(in millions)
Loss on Tinsley Product Line divestiture	$(8)	$(8)
Loss on BSI divestiture	(1)	(4)
Gain on MSI divestiture	—	4
Non-cash impairment charge related to MSI assets held for sale	—	(17)
Loss on a forward contract to sell Euro proceeds from MSI divestiture	—	(4)

Total loss related to the business divestitures	$(9)	$(29)

MSI Divestiture. On May 29, 2015, we completed the sale of our MSI business to Wärtsilä Corporation for a preliminary purchase price of €295 million (approximately $318 million), in addition to the assumption by Wärtsilä Corporation of approximately €60 million of MSI employee pension-related liabilities. The purchase price is subject to finalization based on customary adjustments for closing date net working capital. MSI was a sector within our Electronic Systems segment, primarily selling to the commercial shipbuilding industry. In accordance with Accounting Standards Update (ASU) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, MSI’s assets and liabilities are classified as held for sale in our audited consolidated balance sheet at December 31, 2014 and MSI’s results of operations are included in income from continuing operations for all periods presented. See Note 4 to our unaudited condensed consolidated financial statements for the major assets and liabilities included in held for sale relating to MSI at December 31, 2014. During the quarterly period ended June 26, 2015, we recorded a realized pre-tax gain of $4 million ($8 million after income tax benefits, or $0.10 per diluted share), based on the total estimated proceeds from the sale.

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

In March 2015, we entered into a forward contract to sell €285 million of the proceeds obtained from the divestiture of MSI at a rate of $1.0782. We accounted for this contract as an economic hedge and recorded a mark to market adjustment to earnings based on the fair value of the forward contract at March 27, 2015. Accordingly, we recorded an unrealized pre-tax loss of $5 million ($3 million after income taxes, or $0.03 per diluted share) during the quarterly period ended March 27, 2015. On May 29, 2015, upon settlement of the contract, we realized $4 million of the $5 million previously recorded pre-tax loss and recorded a $1 million pre-tax gain ($1 million after income taxes, or $0.01 per diluted share) in the quarterly period ended June 26, 2015.

BSI Divestiture. On April 24, 2015, we divested our BSI business for a sales price of $26 million. BSI is a provider of wireless technology and communications systems services for use in the field of sports television broadcasting, and was included in the Sensor Systems sector of the Electronic Systems segment. The divestiture resulted in a pre-tax loss of $4 million ($6 million after income taxes, or $0.07 per diluted share) during the 2015 Year-to-Date Period. In accordance with ASU 2014-08, BSI’s assets and liabilities as of December 31, 2014, and results of operations for all periods presented are classified as held and used in the condensed consolidated financial statements.

Tinsley Product Line Divestiture. On July 27, 2015, we divested our Tinsley Product Line for a sales price of $4 million. Tinsley is a provider of optical components, sub-assemblies and passive sub-systems and was included in the Sensor Systems sector of the Electronic Systems segment. The divestiture resulted in a pre-tax loss of $8 million ($6 million after income taxes, or $0.08 per diluted share) during the 2015 Third Quarter. In accordance with ASU 2014-08, Tinsley’s assets and liabilities as of December 31, 2014, and results of operations for all periods presented are classified as held and used in the condensed consolidated financial statements.

Business Acquisitions and Dispositions

Our Annual Report on Form 10-K summarizes the business acquisitions and dispositions that we completed during the three years ended December 31, 2014. Business acquisitions are included in our consolidated results of operations from their dates of acquisition. See Note 4 to our unaudited condensed consolidated financial statements contained in this quarterly report for a further discussion of our business acquisitions and dispositions during the 2015 Year-to-Date Period.

Results of Operations

The following information should be read in conjunction with our unaudited condensed consolidated financial statements contained in this quarterly report. Our results of operations for the periods presented are affected by our business acquisitions and divestitures.

Consolidated Results of Operations

The table below provides L-3’s selected financial data for the 2015 Third Quarter compared with the 2014 Third Quarter and the 2015 Year-to-Date Period compared to the 2014 Year-to-Date Period.

	Third Quarter Ended				Year-to-Date Ended
	September 25, 2015	September 26, 2014	Increase/ (decrease)		September 25, 2015	September 26, 2014	Increase/ (decrease)
(in millions, except per share data)
Net sales	$2,817	$2,940	(4)%		$8,323	$8,916	(7)%
Operating (loss) income	$(214)	$257	nm		$152	$782	(81)%
Loss related to business divestitures	9	—	nm		29	—	nm
Goodwill impairment charge	491	—	nm		491	—	nm

Segment operating income	$286	$257	11%		$672	$782	(14)%

Operating margin	nm	8.7%	nm		1.8%	8.8%	(700	) bpts
Segment operating margin	10.2%	8.7%	150	bpts	8.1%	8.8%	(70	) bpts
Interest expense	$47	$47	—		$139	$129	8%
Interest and other income, net	$3	$5	(40)%		$11	$14	(21)%
Effective income tax rate	nm	27.0%	nm		nm	29.5%	nm
Net (loss) income attributable to L-3	$(299)	$154	nm		$(74)	$461	nm
Adjusted net income attributable to L-3(1)	$170	$154	10%		$407	$461	(12)%
Diluted (loss) earnings per share	$(3.74)	$1.78	nm		$(0.91)	$5.21	nm
Adjusted diluted earnings per share(1)	$2.09	$1.78	17%		$4.92	$5.21	(6)%
Diluted weighted average common shares outstanding	80.0	86.6	(8)%		81.5	88.4	(8)%

nm – not meaningful

(1)    Non-GAAP metric that excludes the goodwill impairment charge and the aggregate loss related to business divestitures. See the table on page 52 for a reconciliation of this measure.

Net Sales: For the 2015 Third Quarter, consolidated net sales of $2.8 billion decreased $123 million, or 4%, compared to the 2014 Third Quarter. Sales to the U.S. Government declined 3%, or $58 million, to $2,040 million in the 2015 Third Quarter, compared to $2,098 million in the 2014 Third Quarter, driven primarily by U.S. defense budget constraints and reductions caused by sequestration, and by the U.S. military drawdown in Afghanistan. Sales to international and commercial customers declined 8%, or $65 million, to $777 million in the 2015 Third Quarter, compared to $842 million in the 2014 Third Quarter driven by a $125 million decline related to business divestitures, primarily MSI, partially offset by $32 million of sales from the Miteq and CTC business acquisitions. This decrease was partially offset by an increase of $28 million primarily due to a new contract for satellite communication systems to the Australian Defence Force (ADF). Organic sales for the 2015 Third Quarter declined 1%. Organic sales to the U.S. Government declined 3%, while organic sales grew 3% for international and commercial customers.

Sales from products decreased by $32 million to $1,612 million for the 2015 Third Quarter, compared to $1,644 million for the 2014 Third Quarter. Sales from products represented approximately 57% of consolidated net sales for the 2015 Third Quarter, compared to 56% for the 2014 Third Quarter. Sales from products declined by: (1) $89 million related to the divestiture of MSI during the quarter ended June 26, 2015, and (2) $10 million for Precision Engagement & Training primarily due to the completion of contracts for commercial flight simulators to international customers. These decreases were partially offset by: (1) an increase in sales of $35 million primarily for large ISR aircraft systems for U.S. Government customers and small ISR aircraft systems to the DoD and (2) an increase in sales of $32 million primarily due to a higher mix of product sales for Broadband Communication systems and sales from the Miteq business acquisition.

Sales from services decreased by $91 million to $1,205 million for the 2015 Third Quarter, compared to $1,296 million for the 2014 Third Quarter. Sales from services represented approximately 43% of consolidated net sales for the 2015 Third Quarter, compared to 44% for the 2014 Third Quarter. Sales from services declined by: (1) $36 million for NSS, primarily related to lower demand for intelligence support services driven by the U.S. military drawdown in Afghanistan and completed contracts, (2) $32 million related to the MSI and BSI business divestitures and (3) $12 million related to lower volume for field maintenance and sustainment services, primarily for U.S. Navy aircraft because of completed contracts and lower demand and lower prices due to competitive pressures. The remaining decrease in sales of $11 million was primarily due to a lower mix of services sales for Broadband Communication Systems. See the reportable segment results below for additional discussion of our segment sales trends.

For the 2015 Year-to-Date Period, consolidated net sales of $8.3 billion decreased $593 million, or 7%, compared to the 2014 Year-to-Date Period. Sales to the U.S. Government, including $5 million of sales from acquired businesses, declined 6%, or $395 million, to $5,981 million in the 2015 Year-to-Date Period compared to $6,376 million in the 2014 Year-to-Date Period, driven primarily by U.S. defense budget constraints and reductions caused by sequestration and by the U.S. military drawdown in Afghanistan. Sales to international and commercial customers declined 8%, or $198 million, to $2,342 million in the 2015 Year-to-Date Period, compared to $2,540 million in the 2014 Year-to-Date Period driven by: (1) a $187 million decline relating to business divestitures, partially offset by $66 million of sales from the Miteq and CTC business acquisitions, (2) a $82 million decline due to foreign currency exchange rate changes and (3) a $59 million decline on international head-of-state aircraft modification contracts primarily due to unfavorable contract performance adjustments. These decreases were partially offset by an increase of $64 million primarily due to higher volume for small ISR aircraft systems to a foreign government and a new contract for satellite communication systems to the ADF. Organic consolidated sales for the 2015 Year-to-Date Period declined 5%. Organic sales to the U.S. Government declined 6% and organic sales to international and commercial customers declined 3%.

Sales from products decreased by $230 million to $4,761 million for the 2015 Year-to-Date Period, compared to $4,991 million for the 2014 Year-to-Date Period. Sales from products represented approximately 57% of consolidated net sales for the 2015 Year-to-Date Period, compared to 56% for the 2014 Year-to-Date Period. Sales from products declined by: (1) $131 million related to the divestiture of MSI, (2) $111 million for Aircraft Systems due primarily to unfavorable contract performance adjustments on international head-of-state aircraft modification contracts and lower volume to the USAF from the DoD’s planned reduction of the Compass Call aircraft fleet and the DoD’s retirement of the JCA, (3) $67 million related to foreign currency exchange rate changes, (4) $52 million for Space & Power Systems due to lower volume and reduced deliveries on lower demand for satellite command and control software for U.S. Government agencies, power devices for commercial satellites and high frequency radios for a foreign government and (5) $23 million for Warrior Systems due to temporarily suspended shipments of holographic weapon sights for most of the 2015 second quarter in connection with a product specification matter, and lower volume for night vision goggles and precision targeting equipment. These decreases were partially offset by an increase of: (1) $107 million primarily for large ISR aircraft systems for U.S. Government customers and small ISR aircraft systems to the DoD and a foreign government and (2) $47 million primarily due to a higher mix of product sales for Broadband Communication Systems.

Sales from services decreased by $363 million to $3,562 million for the 2015 Year-to-Date Period, compared to $3,925 million for the 2014 Year-to-Date Period. Sales from services represented approximately 43% of consolidated net sales for the 2015 Year-to-Date Period, compared to 44% for the 2014 Year-to-Date Period. Sales from services declined by: (1) $158 million for NSS, primarily related to reduced tasking for technical support services for a U.S. Government agency due to defense budget reductions, and lower demand for intelligence support services driven by the U.S. military drawdown in Afghanistan and completed contracts, (2) $51 million related to the MSI and BSI business divestitures, (3) $48 million due to a lower mix of services sales for Broadband Communication Systems, (4) $47 million primarily related to lower volume for small ISR aircraft fleet management services to the DoD due to the U.S. military drawdown in Afghanistan, and (5) $43 million related to lower volume for field maintenance and sustainment services, primarily for U.S. Navy aircraft due to completed contracts and lower demand and lower prices due to competitive pressures. The remaining decrease in sales of $16 million was primarily due to foreign currency exchange rate changes. See the reportable segment results below for additional discussion of our segment sales trends.

Operating income and operating margin: Consolidated operating income for the 2015 Third Quarter decreased by $471 million, compared to the 2014 Third Quarter, to an operating loss of $214 million. Segment operating income for the 2015 Third Quarter increased $29 million, or 11%, compared to the 2014 Third Quarter. Segment operating margin increased by 150 basis points to 10.2% for the 2015 Third Quarter compared to 8.7% for the 2014 Third Quarter. Segment operating margin increased by: (1) 90 basis points due to $24 million of outside accounting and legal advisory expenses incurred in the 2014 Third Quarter for the internal review of the Aerospace Systems segment (Internal Review) completed in October 2014, (2) 70 basis points due to favorable contract performance adjustments for the ISR Systems sector in the Aerospace Systems segment, (3) 40 basis points due to the divestitures of MSI, BSI and the Tinsley Product Line and (4) 10 basis points due to sales mix changes. These increases were partially offset by a decrease of 60 basis points due to higher pension expense of $18 million. See the reportable segment results below for additional discussion of sales and operating margin trends.

Consolidated operating income for the 2015 Year-to-Date Period decreased $630 million, or 81%, compared to the 2014 Year-to-Date Period. Segment operating income for the 2015 Year-to-Date Period decreased by $110 million, or 14%, compared to the 2014 Year-to-Date Period. Segment operating margin decreased by 70 basis points to 8.1% for the 2015 Year-to-Date Period compared to 8.8% for the 2014 Year-to-Date Period. Segment operating margin decreased by: (1) 60 basis points due to unfavorable contract performance adjustments at the Aerospace Systems segment, (2) 60 basis points due to higher pension expense of $46 million, (3) 10 basis points due to lower sales and mix changes and (4) 10 basis points related to a product specification matter in the Electronic Systems segment. Improved contract performance in Communication Systems and Electronic Systems increased segment operating margin by 40 basis points. Operating margin increased by 30 basis points due to $24 million of outside accounting and legal advisory expenses incurred in 2014 for the Internal Review completed in October 2014. See the reportable segment results below for additional discussion of sales and operating margin trends.

Interest Expense: Interest expense of $47 million in the 2015 Third Quarter remained the same compared to the 2014 Third Quarter.

Interest expense in the 2015 Year-to-Date Period increased by $10 million compared to the 2014 Year-to-Date Period due to the issuance of $1 billion in new debt on May 28, 2014, partially offset by the redemption of our 3% Convertible Contingent Debt Securities in June 2014.

Effective income tax rate: The effective income tax rate for the 2015 Third Quarter is not meaningful because we reported a pre-tax loss and income tax expense during the period due to the goodwill impairment charge. The marginal income tax rate on the goodwill impairment charge relating to the NSS segment was 6% because a significant portion of the NSS goodwill is not deductible for tax. Excluding the goodwill impairment charge and related income tax benefit, the effective income tax rate for the 2015 Third Quarter would have increased to 28.3% compared to 27.0%, primarily due to higher pre-tax income and state income tax expense.

The effective income tax rate for the 2015 Year-to-Date Period is not meaningful because income tax expense was greater than pre-tax income during the period due to the goodwill impairment charge. Excluding the goodwill impairment charge and related income tax benefit, the effective income tax rate for the 2015 Year-to-Date Period would have decreased to 22.3%, compared to 29.5% for the same period last year primarily due to $36 million of tax benefits recorded in the second quarter of 2015, including: (1) $17 million of foreign tax benefits related to a legal restructuring of our foreign entities, (2) a $10 million benefit related to the resolution of various outstanding income tax matters with U.S. and foreign tax authorities and (3) $9 million related to deferred tax benefits.

Net (loss) income attributable to L-3 and diluted (loss) earnings per share (EPS): Net (loss) income attributable to L-3 in the 2015 Third Quarter decreased by $453 million to a loss of $299 million, compared to income of $154 million in the 2014 Third Quarter. Diluted EPS decreased by $5.52 to a loss of $3.74 from $1.78 in the 2014 Third Quarter.

Net (loss) income attributable to L-3 in the 2015 Year-to-Date Period decreased by $535 million to a loss of $74 million, compared to income of $461 million in the 2014 Year-to-Date Period. Diluted EPS decreased by $6.12 to a loss of $0.91 from $5.21 in the 2014 Year-to-Date Period. Net (loss) income attributable to L-3 and diluted (loss) EPS were affected by the factors discussed herein.

Adjusted net income attributable to L-3 and adjusted diluted EPS: Adjusted net income attributable to L-3 increased 10% to $170 million compared to the 2014 Third Quarter, and adjusted diluted EPS increased 17% to $2.09.

Adjusted net income attributable to L-3 decreased 12% to $407 million compared to the 2014 Year-to-Date Period, and adjusted diluted EPS decreased 6% to $4.92. Adjusted net income attributable to L-3 and adjusted diluted EPS were affected by the factors discussed herein.

The table below presents a reconciliation of net income attributable to L-3 to adjusted net income attributable to L-3 and diluted EPS to adjusted diluted EPS.

	Third Quarter Ended		Year-to-Date Ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
Net (loss) income attributable to L-3	$(299)	$154	$(74)	$461
Loss on business divestitures	6	—	4	—
Non-cash impairment charge related to MSI assets held for sale	—	—	12	—
Loss on a forward contract to sell Euro proceeds from the MSI divestiture	—	—	2	—
Goodwill impairment charge	463	—	463	—

Adjusted net income attributable to L-3(1)	$170	$154	$407	$461

Diluted EPS attributable to L-3 Holdings’ common stockholders	$(3.74)	$1.78	$(0.91)	$5.21
EPS impact of loss on business divestitures(A)	0.08	—	0.05	—
EPS impact of the non-cash impairment charge related to MSI assets held for sale(B)	—	—	0.15	—
EPS impact of the loss on a forward contract to sell Euro proceeds from the MSI divestiture(C)	—	—	0.02	—
EPS impact of the goodwill impairment charge(D)	5.79	—	5.68	—
Dilutive impact of common share equivalents(2)	(0.04)	—	(0.07)	—

Adjusted diluted EPS(1)	$2.09	$1.78	$4.92	$5.21

(A) Loss on business divestitures	$(9)	$—	$(8)	$—
Tax benefit	3	—	4	—

After-tax impact	(6)	—	(4)	—
Diluted weighted average common shares outstanding	80.0	—	81.5	—
Per share impact	$(0.08)	$—	$(0.05)	$—

(B) Non-cash impairment charge related to MSI assets held for sale	$—	$—	$(17)	$—
Tax benefit	—	—	5	—

After-tax impact	—	—	(12)	—
Diluted weighted average common shares outstanding	—	—	81.5	—
Per share impact	$—	$—	$(0.15)	$—

(C) Loss on a forward contract to sell Euro proceeds from the MSI divestiture	$—	$—	$(4)	$—
Tax benefit	—	—	2	—

After-tax impact	—	—	(2)	—
Diluted weighted average common shares outstanding	—	—	81.5	—
Per share impact	$—	$—	$(0.02)	$—

(D) Goodwill impairment charge	$(491)	$—	$(491)	$—
Tax benefit	28	—	28	—

After-tax impact	(463)	—	(463)	—
Diluted weighted average common shares outstanding	80.0	—	81.5	—
Per share impact	$(5.79)	$—	$(5.68)	$—

(1)

Adjusted diluted EPS is diluted EPS attributable to L-3 Holdings’ common stockholders, excluding the charges or credits relating to business divestitures and non-cash goodwill impairment charges. Adjusted net income attributable to L-3 is net income attributable to L-3, excluding the charges or credits relating to business divestitures and non-cash goodwill impairment charges. These amounts are not calculated in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). We believe that the charges or credits relating to business divestitures and non-cash goodwill impairment charges affect the comparability of the results of operations for 2015 to the results of operations for 2014. We also believe that disclosing net income and diluted EPS excluding the charges or credits relating to business divestitures and non-cash goodwill impairment charges will allow investors to more easily compare the 2015 results to the 2014 results. However, these measures may not be defined or calculated by other companies in the same manner.

(2)

Adjusted diluted EPS was computed using adjusted diluted weighted average common shares outstanding of 81.2 million shares for the 2015 Third Quarter and 82.7 million shares for the 2015 Year-To-Date Period. Adjusted diluted weighted average shares outstanding includes 1.2 million common share equivalents relating to shares for stock options, restricted stock awards, employee stock plan contributions and performance unit awards, which are excluded from diluted weighted average common shares outstanding for the 2015 Third Quarter and 2015 Year-To-Date Period as they are anti-dilutive.

Diluted weighted average common shares outstanding: Diluted weighted average common shares outstanding for the 2015 Third Quarter and 2015 Year-to-Date Period declined by 8% compared to the same periods last year. The decline was primarily due to repurchases of L-3 common stock in connection with our share repurchase programs authorized by our Board of Directors.

Reportable Segment Results of Operations

The table below presents selected data by reportable segment reconciled to consolidated totals. See Note 21 to our unaudited condensed consolidated financial statements contained in this quarterly report for additional reportable segment data.

	Third Quarter Ended		Year-to-Date Ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
	(dollars in millions)
Net sales:(1)
Electronic Systems	$982	$1,106	$3,027	$3,286
Aerospace Systems	1,066	1,035	3,087	3,169
Communication Systems	505	493	1,441	1,516
NSS	264	306	768	945

Consolidated net sales	$2,817	$2,940	$8,323	$8,916

Operating income (loss):
Electronic Systems	$123	$125	$356	$383
Aerospace Systems	103	64	148	196
Communication Systems	53	49	140	147
NSS	7	19	28	56

Total segment operating income	$286	$257	$672	$782
Loss related to business divestitures	(9)	—	(29)	—
Goodwill impairment charge	(491)	—	(491)	—

Consolidated operating (loss) income	$(214)	$257	$152	$782

Operating margin:
Electronic Systems	12.5%	11.3%	11.8%	11.7%
Aerospace Systems	9.7%	6.2%	4.8%	6.2%
Communication Systems	10.5%	9.9%	9.7%	9.7%
NSS	2.7%	6.2%	3.6%	5.9%

Total segment operating margin	10.2%	8.7%	8.1%	8.8%
Loss related to business divestitures	(0.3)%	—	(0.4)%	—
Goodwill impairment charge	(17.5)%	—	(5.9)%	—

Consolidated operating margin	(7.6)%	8.7%	1.8%	8.8%

(1)	Net sales after intercompany eliminations.

Electronic Systems

	Third Quarter Ended				Year-to-Date Ended
	September 25, 2015	September 26, 2014	Increase/ (decrease)		September 25, 2015	September 26, 2014	Increase/ (decrease)
(dollars in millions)
Net sales	$982	$1,106	(11.2)%		$3,027	$3,286	(7.9)%
Operating income	$123	$125	(1.6)%		$356	$383	(7.0)%
Operating margin	12.5%	11.3%	120	bpts	11.8%	11.7%	10	bpts

Electronic Systems net sales for the 2015 Third Quarter decreased by $124 million, or 11%, compared to the 2014 Third Quarter. The divestitures of MSI, BSI and the Tinsley Product Line reduced sales by $125 million and the CTC acquisition increased sales by $19 million. Organic sales declined 2%, or $18 million, primarily for Precision Engagement and Training due to the completion of contracts for commercial flight simulators to international customers.

Electronic Systems operating income for the 2015 Third Quarter decreased by $2 million, or 2%, compared to the 2014 Third Quarter. Operating margin increased by 120 basis points to 12.5%. Operating margin increased by: (1) 100 basis points due to the divestitures of MSI, BSI and the Tinsley Product Line, which generated lower operating margins than the remainder of the Electronic Systems segment and (2) 50 basis points primarily for favorable contract performance adjustments. These increases were partially offset by 30 basis points due to higher pension expense of $3 million. Severance expense for the 2015 Third Quarter was $2 million, compared to less than $1 million for the 2014 Third Quarter.

Electronic Systems net sales for the 2015 Year-to-Date Period decreased by $259 million, or 8%, compared to the 2014 Year-to-Date Period. The divestitures of MSI, BSI and the Tinsley Product Line reduced sales by $187 million, and the CTC acquisition increased sales by $25 million. Organic sales declined 3%, or $97 million, including: (1) $74 million due to foreign currency exchange rate changes and (2) $23 million primarily related to reduced sales at Warrior Systems due to temporarily suspended shipments of holographic weapon sights for most of the quarter ended June 26, 2015 in connection with a product specification matter, and lower volume for night vision goggles and precision targeting equipment.

Electronic Systems operating income for the 2015 Year-to-Date Period decreased by $27 million, or 7%, compared to the 2014 Year-to-Date Period. Operating margin increased by 10 basis points to 11.8%. Operating margin increased by: (1) 50 basis points due to the divestitures of MSI, BSI and the Tinsley Product Line, which generated lower operating margins than the remainder of the Electronic Systems segment, (2) 40 basis points for favorable contract performance adjustments and (3) 30 basis points due to lower severance expense of $10 million. Severance expense for the 2015 Year-to-Date Period was $4 million, compared to $14 million for the 2014 Year-to-Date Period. These increases were partially offset by decreases of: (1) 30 basis points due to higher pension expense of $9 million, (2) 30 basis points due to an increased provision of $8 million during the quarter ended June 26, 2015 in anticipation of a settlement with the U.S. Government related to a product specification matter, (3) 30 basis points for sales mix changes and (4) 20 basis points due to a $6 million charge during the quarter ended June 26, 2015 related to an adverse arbitration ruling to resolve a dispute for the termination of a supply arrangement in the Aviation Products & Security business.

Aerospace Systems

	Third Quarter Ended				Year-to-Date Ended
	September 25, 2015	September 26, 2014	Increase		September 25, 2015	September 26, 2014	Decrease
(dollars in millions)
Net sales	$1,066	$1,035	3.0%		$3,087	$3,169	(2.6)%
Operating income	$103	$64	60.9%		$148	$196	(24.5)%
Operating margin	9.7%	6.2%	350	bpts	4.8%	6.2%	(140	) bpts

Aerospace Systems net sales for the 2015 Third Quarter increased by $31 million, or 3%, compared to the 2014 Third Quarter. Sales increased $35 million for ISR Systems and $8 million for Aircraft Systems. Sales for Logistics Solutions decreased by $12 million. Sales increased for ISR Systems due to higher volume of $45 million for large ISR aircraft systems for U.S. Government customers and small ISR aircraft systems to the DoD, partially offset by $10 million of lower sales for small ISR aircraft fleet management services primarily to the DoD due to the U.S. military drawdown in Afghanistan. Sales increased for Aircraft Systems by $20 million due to higher volume for foreign military aircraft modification contracts, including $16 million for the Australian C-27J aircraft, partially offset by $12 million of lower sales primarily to the USAF from the DoD’s planned reduction of the Compass Call aircraft fleet and the DoD’s retirement of the JCA. The decrease in sales for Logistics Solutions was due to lower volume for field maintenance and sustainment services, primarily for U.S. Navy aircraft due to the completion of contracts and lower demand and lower prices due to competitive pressures.

Aerospace Systems operating income for the 2015 Third Quarter increased by $39 million, or 61%, compared to the 2014 Third Quarter. Operating margin increased by 350 basis points to 9.7%. Operating margin increased by: (1) 160 basis points due to favorable contract performance adjustments at ISR Systems and (2) 140 basis points for improved performance on the Army C-12 contract, due to better terms on the new contract which began August 1, 2015, and $8 million due to a partial recovery of cost overruns recognized in prior periods on the previous contract that ended on July 31, 2015. These increases were partially offset by 110 basis points primarily for reduced flight hours and lower pricing due to competitive pressures on logistics and maintenance contracts, including the U.S. Navy T-45 contract and 70 basis points due to higher pension expense of $7 million. Operating margin also increased by 230 basis points, due to $24 million of outside accounting and legal advisory expenses incurred during the 2014 Third Quarter for the Internal Review completed in October 2014.

Aerospace Systems net sales for the 2015 Year-to-Date Period decreased by $82 million, or 3%, compared to the 2014 Year-to-Date Period. Sales decreased $99 million for Aircraft Systems and $43 million for Logistic Solutions. Sales for ISR Systems increased by $60 million. Sales decreased for Aircraft Systems due to lower volume of: (1) $60 million primarily to the USAF from the DoD’s planned reduction of the Compass Call aircraft fleet and the DoD’s retirement of the JCA and (2) $59 million on international head-of-state aircraft modification contracts primarily due to unfavorable contract performance adjustments. These decreases were partially offset by an increase of $20 million primarily due to higher volume for foreign military aircraft modification contracts. The decrease in sales for Logistics Solutions was due to lower volume for field maintenance and sustainment services, primarily for U.S. Navy aircraft due to the completion of contracts and lower demand and lower prices due to competitive pressures. The increase in ISR Systems was due to an increase in sales of $152 million primarily from higher volume for large ISR aircraft systems for U.S. Government customers and small ISR aircraft systems to the DoD and a foreign government, partially offset by $92 million of lower sales for small ISR aircraft fleet management services to the DoD due to the U.S. military drawdown in Afghanistan.

Aerospace Systems operating income for the 2015 Year-to-Date Period decreased by $48 million, or 25%, compared to the 2014 Year-to-Date Period. Operating margin decreased by 140 basis points to 4.8%. Operating margin decreased by: (1) 310 basis points due to contract performance adjustments at Aircraft Systems, which includes $101 million of cost growth on international head-of-state aircraft modification contracts, compared to $15 million of cost growth on the same contracts in the 2014 Year-to-Date Period, (2) 70 basis points due to higher pension expense of $20 million and (3) 60 basis points primarily due to reduced flight hours and lower pricing due to competitive pressures on logistics and maintenance contracts, including the U.S. Navy T-45 contract. These decreases were partially offset by: (1) 160 basis points due to favorable contract performance adjustments at ISR Systems, (2) 80 basis points due to $24 million of outside accounting and legal advisory expenses incurred for the Internal Review completed in October 2014 and (3) 60 basis points due to a $17 million increase in reserves for excess and obsolete inventory at Logistics Solutions recorded during the 2014 Year-to-Date Period, which did not recur.

Communication Systems

	Third Quarter Ended				Year-to-Date Ended
	September 25, 2015	September 26, 2014	Increase		September 25, 2015	September 26, 2014	Decrease
(dollars in millions)
Net sales	$505	$493	2.4%		$1,441	$1,516	(4.9)%
Operating income	$53	$49	8.2%		$140	$147	(4.8)%
Operating margin	10.5%	9.9%	60	bpts	9.7%	9.7%	—	bpts

Communication Systems net sales for the 2015 Third Quarter increased by $12 million, or 2%, compared to the 2014 Third Quarter. The Miteq acquisition increased sales by $13 million. Organic sales declined by $1 million for the 2015 Third Quarter due to reduced sales to the U.S. DoD, partially offset by an increase of $31 million on a new contract for satellite communication systems to the ADF.

Communication Systems operating income for the 2015 Third Quarter increased by $4 million, or 8%, compared to the 2014 Third Quarter. Operating margin increased by 60 basis points to 10.5%. Sales mix changes increased operating margin by 140 basis points. A $3 million settlement relating to the resolution of a dispute with a supplier increased operating margin by 60 basis points. Higher pension expense of $7 million decreased operating margin by 140 basis points.

Communication Systems net sales for the 2015 Year-to-Date Period decreased by $75 million, or 5%, compared to the 2014 Year-to-Date Period due to lower volume and reduced deliveries on lower demand. The Miteq acquisition increased sales by $41 million. Organic sales declined by $116 million, or 8%, including: (1) $52 million for Space & Power Systems, primarily satellite command and control software for U.S. Government agencies, power devices for commercial satellites and high frequency radios for a foreign government, (2) $40 million for Advanced Communications products, primarily data recorders and secure communications equipment for the U.S. military as contracts near completion and (3) $24 million primarily for Tactical Satellite Communications products, primarily mobile and ground-based satellite communication systems for the U.S. military, partially offset by sales on a new contract for satellite communication systems to the ADF.

Communication Systems operating income for the 2015 Year-to-Date Period decreased by $7 million, or 5%, compared to the 2014 Year-to-Date Period. Operating margin remained at 9.7% compared to the 2014 Year-to-Date-Period. Operating margin decreased by 110 basis points due to higher pension expense of $16 million. Improved contract performance, partially offset by lower sales and mix changes, increased operating margin by 110 basis points.

NSS

	Third Quarter Ended				Year-to-Date Ended
	September 25, 2015	September 26, 2014	Decrease		September 25, 2015	September 26, 2014	Decrease
(dollars in millions)
Net sales	$264	$306	(13.7)%		$768	$945	(18.7)%
Operating income	$7	$19	(63.2)%		$28	$56	(50.0)%
Operating margin	2.7%	6.2%	(350	) bpts	3.6%	5.9%	(230	) bpts

NSS net sales for the 2015 Third Quarter decreased by $42 million, or 14%, compared to the 2014 Third Quarter. Sales decreased due to lower volume of: (1) $29 million for Defense Solutions primarily due to lower material requirements on a systems and software sustainment contract with the U.S. Army, and lower demand driven by the U.S. military drawdown in Afghanistan and completed contracts, (2) $8 million for Global Solutions primarily due to completed contracts and (3) $5 million primarily for Data Tactics Corporation due to lower demand on U.S. Government contracts for software and systems support.

NSS operating income for the 2015 Third Quarter decreased by $12 million, or 63%, compared to the 2014 Third Quarter. Operating margin decreased by 350 basis points to 2.7%. Operating margin decreased by: (1) 140 basis points due to a $4 million charge related to a write-down of excess inventory, (2) 130 basis points primarily due to lower margins on new business and recompetitions caused by competitive pricing pressures, (3) 50 basis points primarily due to lower sales and higher overhead rates caused by delayed contract awards for commercial contracts and (4) 40 basis points due to higher pension expense of $1 million. These decreases were partially offset by 10 basis points due to higher award fees for intelligence contracts.

NSS net sales for the 2015 Year-to-Date Period decreased by $177 million, or 19%, compared to the 2014 Year-to-Date Period. Sales decreased due to trends similar to the 2015 Third Quarter and due to lower sales for Intelligence Solutions related to reduced tasking for technical support services for a U.S. Government Agency because of defense budget reductions. The decrease in sales at NSS was partially offset by $5 million of sales related to the Data Tactics Corporation acquisition.

NSS operating income for the 2015 Year-to-Date Period decreased by $28 million, or 50%, compared to the 2014 Year-to-Date Period. Operating margin decreased by 230 basis points to 3.6% due to: (1) 120 basis points due to lower sales and higher overhead expense rates caused by delayed contract awards for international and commercial contracts, (2) 100 basis points primarily due to lower margins on new business and recompetitions caused by competitive pricing pressures, (3) 50 basis points due to a $4 million charge related to a write-down of excess inventory and (4) 10 basis points due to higher pension expense of $1 million. These decreases were partially offset by 50 basis points due to higher award fees for intelligence and defense contracts.

Liquidity and Capital Resources

Anticipated Sources and Uses of Cash Flow

At September 25, 2015, we had total cash and cash equivalents of $323 million as compared to $442 million at December 31, 2014. While no amounts of the cash and cash equivalents are considered restricted, $161 million of cash was held by the Company’s foreign subsidiaries at September 25, 2015. The repatriation of cash held in non-U.S. jurisdictions is subject to local capital requirements, as well as income tax considerations. Our primary source of liquidity is cash flow generated from operations and our cash on hand. We generated $631 million of cash from operating activities during the 2015 Year-to-Date Period. Significant cash uses during the 2015 Year-to-Date Period included $605 million to repurchase shares of our common stock, $260 million related to the L-3 CTC and Miteq business acquisitions, $163 million related to dividends and $140 million related to capital expenditures. Additionally, L-3 received net cash proceeds of $308 million for the MSI, BSI and Tinsley divestitures.

As of September 25, 2015, we had the full availability of our $1 billion Amended and Restated Revolving Credit Facility (“Credit Facility”), which expires on February 3, 2017. We currently believe that our cash from operating activities generated during the year, together with our cash on hand, and available borrowings under our Credit Facility will be adequate for the foreseeable future to meet our anticipated requirements for working capital, capital expenditures, defined benefit plan contributions, commitments, contingencies, research and development expenditures, business acquisitions (depending on the size), program and other discretionary investments, interest payments, income tax payments, L-3 Holdings’ dividends and share repurchases.

Balance Sheet

Billed receivables decreased by $56 million to $796 million at September 25, 2015, from $852 million at December 31, 2014 primarily due to: (1) the timing of billings and collections for Precision Engagement & Training and Tactical Satellite Communications, (2) $14 million for foreign currency translation adjustments, and (3) $11 million from the MSI, BSI, and Tinsley divestitures. These decreases were partially offset by an increase of $17 million from the L-3 CTC and Miteq business acquisitions.

Contracts in process increased by $188 million to $2,483 million at September 25, 2015, from $2,295 million at December 31, 2014. During the 2015 Year-to-Date Period, contracts in process increased by $51 million primarily from the L-3 CTC and Miteq business acquisitions, and $165 million comprised of:

•

Increases of $150 million in unbilled contract receivables primarily due to sales exceeding billings for ISR Systems, Precision Engagement & Training, and Propulsion Systems, partially offset by a decrease for Broadband Communications Systems primarily due to higher billings relating to product shipments and

•	Increases of $15 million in inventoried contract costs primarily due to the timing of deliveries for Warrior Systems.

These increases were partially offset by $19 million for foreign currency translation adjustments, and $9 million from the MSI, BSI, and Tinsley divestitures.

L-3’s receivables days sales outstanding (DSO) was 77 at September 25, 2015, compared with 71 at December 31, 2014 and 72 at September 26, 2014. We calculate our DSO by dividing: (1) our aggregate end of period billed receivables and net unbilled contract receivables, by (2) our trailing 12 month sales adjusted, on a pro forma basis, to include sales from business acquisitions and exclude sales from business divestitures that we completed as of the end of the period, multiplied by the number of calendar days in the trailing 12 month period (364 days at September 25, 2015, 365 days at December 31, 2014 and 364 days at September 26, 2014). Our trailing 12 month pro forma sales were $11,233 million at September 25, 2015, $11,598 million at December 31, 2014 and $12,174 million at September 26, 2014. The increase in DSO during the 2015 Year-to-Date Period was primarily due to an increase in net unbilled contract receivables, which is discussed above.

Inventories increased by $86 million to $374 million at September 25, 2015, from $288 million at December 31, 2014, primarily due to $16 million of acquired inventories from the Miteq business acquisition and for Aviation Products & Security Systems, Warrior Systems and Space & Power Systems to support customer demand.

The decrease in assets and liabilities held for sale was due to the divestiture of MSI on May 29, 2015.

Goodwill decreased by $389 million to $7,112 million at September 25, 2015 from $7,501 million at December 31, 2014. The table below presents the changes in goodwill by segment.

	Electronic Systems	Aerospace Systems	Communication Systems	NSS	Consolidated Total
	(in millions)
Balance at December 31, 2014	$3,773	$1,730	$992	$1,006	$7,501
Business acquisitions(1)	177	—	11	—	188
Business divestitures(2)	(12)	—	—	—	(12)
Impairment loss(3)	—	—	—	(491)	(491)
Foreign currency translation adjustments(4)	(43)	(31)	—	—	(74)

Balance at September 25, 2015	$3,895	$1,699	$1,003	$515	$7,112

(1)

The increase in goodwill for the Electronic Systems segment was due to the L-3 CTC business acquisition. The increase in goodwill for the Communication Systems segment was due to the Miteq business acquisition.

(2)	The decrease in goodwill for the Electronic Systems segment was due to the divestitures of BSI and the Tinsley Product Line.

(3)	See Note 7 for a discussion of the NSS goodwill impairment loss recorded during the 2015 Third Quarter.

(4)

The decrease in goodwill presented in the Electronic Systems segment was due to the strengthening of the U.S. dollar against the Canadian dollar, the British pound, the Euro and the Australian dollar during the 2015 Year-to-Date Period. The decrease in goodwill presented in the Aerospace Systems segment was due to the strengthening of the U.S. dollar against the Canadian dollar during the 2015 Year-to-Date Period.

The increase in identifiable intangible assets was primarily due to $42 million of intangible assets recognized for the L-3 CTC and Miteq business acquisitions, partially offset by amortization expense.

The fluctuations in accounts payable and accrued expenses were primarily due to the timing of when invoices for purchases from third party vendors and subcontractors were received and payments were made.

Accrued employment costs increased primarily due to an increase in accrued salaries and wages due to the timing of payroll dates at the end of the 2015 Third Quarter compared to the end of 2014.

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

The decrease in pension and postretirement benefit plan liabilities was due to cash contributions exceeding pension expense (excluding amortization of net losses) during the 2015 Year-to-Date Period. We expect to contribute approximately $98 million to our pension plans in 2015, of which $80 million was contributed during the 2015 Year-to-Date Period.

Statement of Cash Flows

2015 Year-to-Date Period Compared with 2014 Year-to-Date Period

The table below provides a summary of our cash flows from (used in) operating, investing, and financing activities for the periods indicated.

	Year-to-Date Ended
	September 25, 2015	September 26, 2014	Cash Flow Increase/ (Decrease)
	(in millions)
Net cash from operating activities	$631	$605	$26
Net cash used in investing activities	(86)	(162)	76
Net cash used in financing activities	(711)	(426)	(285)

Operating Activities

We generated $631 million of cash from operating activities during the 2015 Year-to-Date Period, an increase of $26 million compared with $605 million during the 2014 Year-to-Date Period. The increase was due to less cash used for changes in operating assets and liabilities as a result of a lower increase in working capital primarily related to accounts payable, partially offset by lower net income. See the discussion above under “Liquidity and Capital Resources — Balance Sheet” for additional information on changes in operating assets and liabilities.

Investing Activities

During the 2015 Year-to-Date Period, we used $86 million of net cash in investing activities, which included $260 million for the acquisitions of L-3 CTC and Miteq and $140 million for capital expenditures, partially offset by $308 million of net proceeds received from the MSI, BSI and Tinsley divestitures. The 2014 Year-to-Date Period included $115 million for capital expenditures and $57 million for the acquisition of L-3 Data Tactics.

Financing Activities

Debt

At September 25, 2015, total outstanding debt was $3,940 million, compared to $3,939 million at December 31, 2014, all of which was senior debt. At September 25, 2015, there were no borrowings or letters of credit outstanding under our $1 billion Credit Facility, and we had the full availability of our $1 billion facility for future borrowings. We also had $447 million of outstanding standby letters of credit with financial institutions covering performance and financial guarantees per contractual requirements with certain customers at September 25, 2015. These standby letters of credit may be drawn upon in the event that we do not perform on certain of our contractual requirements. At September 25, 2015, our outstanding debt matures between November 15, 2016 and May 28, 2024. See Note 9 to our unaudited condensed consolidated financial statements contained in this quarterly report for the components of our debt at September 25, 2015.

During the fourth quarter of 2015, we anticipate using cash on hand to repay approximately $300 million of outstanding debt.

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

Debt Covenants and Other Provisions. The Credit Facility and Senior Notes contain financial and/or other restrictive covenants. See Note 10 to our audited consolidated financial statements for the year ended December 31, 2014, included in our Annual Report on Form 10-K, for a description of our debt, related financial covenants and cross default provisions. As of September 25, 2015, we were in compliance with our financial and other restrictive covenants.

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

The table below presents our repurchases of L-3 Holdings’ common stock during the 2015 Year-to-Date Period.

	Total Number of Shares Purchased	Average Price Paid Per Share	Treasury Stock
			(at cost in millions)
January 1 — March 27, 2015	788,189	$127.36	$100
March 28 — June 26, 2015	2,081,719	$118.05	$246
June 27 — September 25, 2015	2,302,000	$112.52	$259

At September 25, 2015, the remaining dollar value under share repurchase programs authorized by L-3 Holdings’ Board of Directors was $940 million. From September 26, 2015 through October 23, 2015, L-3 Holdings repurchased 702,650 shares of its common stock at an average price of $106.70 per share for an aggregate amount of $75 million.

During the 2015 Year-to-Date Period, L-3 Holdings’ Board of Directors authorized the quarterly cash dividends in the table below.

Date Declared	Record Date	Cash Dividend Per Share	Total Cash Dividends Declared		Date Paid
			(in millions)
February 10, 2015	March 2, 2015	$0.65	$55	(1)	March 16, 2015
May 5, 2015	May 18, 2015	$0.65	$54	(1)	June 15, 2015
June 10, 2015	August 17, 2015	$0.65	$53	(1)	September 15, 2015

(1)	During the 2015 Year-to-Date Period, we paid $163 million of cash dividends, including a $1 million net reduction of accrued dividends for employee held stock awards.

On October 20, 2015, L-3 Holdings Board of Directors declared a quarterly cash dividend of $0.65 per share, payable on December 15, 2015 to shareholders of record at the close of business on November 16, 2015.

Legal Proceedings and Contingencies

For a discussion of legal proceedings and contingencies that could impact our results of operations, financial condition or cash flows, see Note 17 to our unaudited condensed consolidated financial statements contained in this quarterly report.

Forward-Looking Statements

Certain of the matters discussed in this report, including information regarding the Company’s 2015 financial outlook, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than historical facts may be forward-looking statements, such as “may,” “will,” “should,” “likely,” “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions are used to identify forward-looking statements. We caution investors that these statements are subject to risks and uncertainties many of which are difficult to predict and generally beyond our control that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. Some of the factors that could cause actual results to differ include, but are not limited to, the following: our dependence on the defense industry; backlog processing and program slips resulting from delayed awards and/or funding from the DoD and other major customers; the U.S. Government fiscal situation; changes in DoD budget levels and spending priorities; U.S. Government failure to raise the debt ceiling; our reliance on contracts with a limited number of customers and the possibility of termination of government contracts by unilateral government action or for failure to perform; the extensive legal and regulatory requirements surrounding many of our contracts; our ability to retain our existing business and related contracts; our ability to successfully compete for and win new business; or, identify, acquire and integrate additional businesses; our ability to maintain and improve our operating margin; the availability of government funding and changes in customer requirements for our products and services; our significant amount of debt and the restrictions contained in our debt agreements and actions taken by rating agencies that could result in a downgrade of our debt; our ability to continue to recruit, retain and train our employees; actual future interest rates, volatility and other assumptions used in the determination of pension benefits and equity based compensation, as well as the market performance of benefit plan assets; our collective bargaining agreements, our ability to successfully negotiate contracts with labor unions and our ability to favorably resolve labor disputes should they arise; the business, economic and political conditions in the markets in which we operate; global economic uncertainty; the DoD’s Better Buying Power and other efficiency initiatives; events beyond our control such as acts of terrorism; our ability to perform contracts on schedule; cost growth on contract estimates; our international operations; our extensive use of fixed-price type revenue arrangements; the rapid change of technology and high level of competition in which our businesses participate; risks relating to technology and data security; our introduction of new products into commercial markets or our investments in civil and commercial products or companies; the outcome of litigation matters; results of audits by U.S. Government agencies and of ongoing governmental investigations, including the internal review of the Aerospace Systems segment; the impact on our business of improper conduct by our employees, agents or business partners; goodwill impairments and the fair values of our assets; the ultimate resolution of contingent matters, claims and investigations relating to acquired businesses, and the impact on the final purchase price allocations.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Derivative Financial Instruments and Other Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of our exposure to market risks. There were no material changes to our disclosure about market risks during the 2015 Year-to-Date Period. See Notes 14 and 16 to our unaudited condensed consolidated financial statements contained in this quarterly report for the aggregate fair values and notional amounts of our foreign currency forward contracts at September 25, 2015.

ITEM 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 related to L-3 Holdings and L-3 Communications is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chairman and chief executive officer and our senior vice president and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our chairman and chief executive officer and our senior vice president and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 25, 2015. Based upon that evaluation, our chairman and chief executive officer and our senior vice president and chief financial officer concluded that, as of September 25, 2015, the design and operation of our disclosure controls and procedures were not effective to accomplish their objectives at the reasonable assurance level due to the existence of the material weaknesses discussed below. The material weaknesses were identified in connection with the internal review of our Aerospace Systems segment, which is discussed in “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Internal Review of Aerospace Systems segment and Related Matters” of our Annual Report on Form 10-K for the year ended December 31, 2014. The review was completed in October 2014.

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

Remediation Plans for Material Weaknesses in Internal Control over Financial Reporting

In response to these identified material weaknesses, our management, with oversight from our audit committee, is dedicating significant resources to improve our ICFR and to remediate the identified material weaknesses. These efforts are ongoing and are focused on strengthening the Company’s control environment and organizational structure and have included the following actions:

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

•

During the fourth quarter of 2014 and the first, second and third quarters of 2015, the Company’s corporate controllers office validated and reperformed, as appropriate, Aerospace Systems’ segment and its divisions’ compliance with the Company’s ICFR, including controls related to: (1) valuation of inventories, and unbilled and billed contract receivables, (2) preparation, review and approval of contract estimates, (3) account reconciliations, (4) revenue recognition, and (5) variance analyses. The Company expects to continue with these efforts until it is comfortable that these control deficiencies have been remediated.

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

We believe these actions will be effective in remediating the material weaknesses described above, and we will continue to devote significant time and attention to these remedial efforts. As of this filing we have completed a majority of our remediation activities to address the material weaknesses. Our testing to date indicates that the controls remediated are working as intended. However, our ICFR will not be considered effective until we complete the remediation and testing of all controls that address the material weaknesses, which is expected to occur during the fourth quarter of 2015. As we continuously work to improve our ICFR, we may take additional measures to address any weaknesses we may identify.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 25, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about share repurchases made by L-3 Holdings of its common stock during the 2015 Third Quarter. Repurchases are made from time to time at management’s discretion in accordance with applicable U.S. Federal securities laws. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs(1)
				(in millions)
June 27 — July 31, 2015	726,180	$115.99	726,180	$1,115
August 1 — August 31, 2015	956,307	$113.89	956,307	$1,006
September 1 — September 25, 2015	619,513	$106.33	619,513	$940

Total	2,302,000	$112.52	2,302,000

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

Date: November 2, 2015

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

**11	L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Common Share.
*12	Ratio of Earnings to Fixed Charges.
*31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*32	Section 1350 Certification.
***101.INS	XBRL Instance Document.
***101.SCH	XBRL Taxonomy Extension Schema Document.
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
***101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**

The information required in this exhibit is presented in Note 13 to the unaudited condensed consolidated financial statements as of September 25, 2015 contained in this quarterly report in accordance with the provisions of ASC 260, Earnings Per Share.

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