Form 10-K
period 2015-12-31
L 3 COMMUNICATIONS HOLDINGS INC; L 3 COMMUNICATIONS CORP
filed 2016-02-26
CIK 1056239, 1039101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐		Smaller reporting company ☐
		(Do not check if a smaller reporting company	)

Indicate by check mark whether the registrant L-3 Communications Corporation is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘large accelerated filer,’ ‘accelerated filer’ and ‘smaller reporting company’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒		Smaller reporting company ☐
		(Do not check if a smaller reporting company	)

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).  ☐  Yes  ☒  No

The aggregate market value of the L-3 Communications Holdings, Inc. voting stock held by non-affiliates of the Registrants as of June 26, 2015 was approximately $9.2 billion. For purposes of this calculation, the Registrants have assumed that their directors and executive officers are affiliates.

There were 77,818,517 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on February 19, 2016.

As of June 26, 2015 and February 19, 2016, L-3 Communications Holdings, Inc. held all 100 shares of L-3 Communications Corporation common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A relating to the Registrants’ Annual Meeting of Shareholders, to be held on May 2, 2016, will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC no later than 120 days after the registrants’ fiscal year ended December 31, 2015.

L-3 COMMUNICATIONS HOLDINGS, INC.

L-3 COMMUNICATIONS CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2015

PART I

For convenience purposes in this filing on Form 10-K, “L-3 Holdings” refers to L-3 Communications Holdings, Inc., and “L-3 Communications” refers to L-3 Communications Corporation, a wholly-owned operating subsidiary of L-3 Holdings. “L-3”, “Company”, “we”, “us” and “our” refer to L-3 Holdings and its subsidiaries, including L-3 Communications.

Item 1. Business

Overview

L-3 Holdings, a Delaware corporation organized in April 1997, derives all of its operating income and cash flows from its wholly-owned subsidiary, L-3 Communications. L-3 Communications, a Delaware corporation, is a prime contractor in Intelligence, Surveillance and Reconnaissance (ISR) systems, aircraft sustainment (including modifications, logistics and maintenance), simulation and training, night vision and image intensification equipment, and security and detection systems. L-3 is also a leading provider of a broad range of communication and electronic systems and products used on military and commercial platforms. Our customers include the United States (U.S.) Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), foreign governments, and domestic and international commercial customers.

On December 8, 2015, we entered into a definitive agreement to sell our National Security Solutions (NSS) business to CACI International Inc. The transaction was completed on February 1, 2016. NSS, which provides cybersecurity solutions, high-performance computing, enterprise IT services, analytics and intelligence analysis to the DoD, U.S. Government intelligence agencies, federal civilian agencies and foreign governments, has historically been reported as a reportable segment. In accordance with Accounting Standards Update (ASU) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, the assets and liabilities and results of operations of NSS are reported as discontinued operations for all periods presented. Accordingly, all references made to financial data in this Annual Report on Form 10-K are to L-3’s continuing operations, unless specifically noted. NSS had sales of $1,088 million, $1,138 million and $1,202 million for the years ended December 31, 2015, 2014 and 2013, respectively.

We have the following three reportable segments: (1) Electronic Systems, (2) Aerospace Systems and (3) Communication Systems. Financial information for our segments, including sales by geographic area, is included in “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 21 to our audited consolidated financial statements.

For the year ended December 31, 2015, we generated sales of $10,466 million, consolidated operating income of $475 million, segment operating income of $890 million and net cash from operating activities from continuing operations of $1,042 million. The table below presents a summary of our 2015 sales by major category of end customer. For a more detailed presentation of our sales by end customer, see “Major Customers” within this Business section.

	2015 Sales	% of Total Sales
	(in millions)
DoD	$ 6,973	67%
Other U.S. Government	318	3

Total U.S. Government	$ 7,291	70%
International (foreign governments)	1,799	17
Commercial — international	759	7
Commercial — domestic	617	6

Total sales	$ 10,466	100%

Business Strategy

The goal of our strategy is to build and sustain strong businesses with durable competitive discriminators and number one or number two market positions. Our business strategy is customer-focused and aims to increase shareholder value by expanding our strong positions in aerospace systems, electronic systems and communication systems by leveraging our customer relationships and pursuing adjacent market opportunities. We intend to gain market share with innovative and affordable solutions, collaboration across L-3’s business units and demonstrated past performance that address customer imperatives. We expect that we will continue to shift our business portfolio to emphasize products and systems in our core defense electronics, ISR and Communication businesses. Financially, our emphasis is on growing earnings per share and cash flow. Our strategy involves a flexible and balanced combination of organic growth, cost reductions, and select business acquisitions and divestitures, enabling us to grow the company and also return cash to our shareholders in a balanced and disciplined manner. Our strategy includes the elements discussed below.

Maintain an Agile, Accountable, Ethical and Results-Driven Culture. A key part of L-3’s strategy is our agile, accountable, and results-driven culture that focuses on meeting our customers’ needs and on achieving L-3’s strategic goals and growth objectives. L-3’s culture is made up of diverse people providing creative, innovative and affordable solutions and ideas in an environment that fosters teamwork and collaboration across our business units. Operating with integrity and a commitment to the highest standards of ethical conduct and maintaining strong internal controls are foundational elements of our strategy to build and maintain the trust of our customers, shareholders, employees, suppliers and communities where we live and work.

Strengthen and Expand Our Market Positions. We intend to use our existing prime contractor and supplier positions and internal investments to increase our market share, grow our sales organically and continue to build strong businesses with durable discriminators that have a number one or number two market position. We intend to expand our prime contractor roles in select business areas where we have domain expertise, including special operations forces and U.S. Government classified business. We expect to benefit from and expand our supplier positions to multiple bidders by leveraging our customer relationships, pursuing adjacent market opportunities and expand our content on Original Equipment Manufacturers (OEMs) platforms. As an independent supplier of a broad range of products, subsystems and systems in several key business areas, our growth will partially be driven by expanding our share of existing programs and participating in new programs. Teaming arrangements with other prime contractors and platform original equipment manufacturers is one way we intend to pursue select new business opportunities and expand our content on select platforms. We plan to maintain our diversified and broad business mix with limited reliance on any single contract, follow-on or new business opportunity. While sales to the U.S. Government, especially the DoD, will remain an integral part of L-3’s business, we also intend to continue to increase our sales to foreign governments and domestic and international commercial businesses. We expect to continue to supplement our organic sales growth by acquiring, on a select basis, businesses that provide attractive returns on investment and add new products, technologies, programs and contracts, or provide access to select DoD, other U.S. Government, international and/or commercial customers.

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

Leverage Our Excellent Customer Relationships. We intend to maintain and expand our excellent customer relationships. We also intend to continue to leverage our customer relationships and our capabilities, including proprietary technologies, to expand the scope of our products to existing and new customers. We also intend to continue to align our products, services, investments in research and development and business acquisitions to proactively address customer priorities and requirements and invest in growth areas such as aerospace systems, sensor systems and special operations.

Increase Margins by Proactively Managing Our Cost Structure and Optimizing Our Business Portfolio. We intend to increase our operating margin by improving productivity and reducing direct contract costs and overhead costs, including general and administrative costs. Our effective management of labor, material, subcontractor and other direct costs is also an important element of cost control and favorable contract performance. We believe that proactively re-sizing our businesses to their anticipated sales, combined with continuous cost improvement will enable us to increase our cost competitiveness and operating margin, and to also selectively invest in new product development, business acquisitions, bids and proposals and other business development activities to win new business. We intend to continue to evaluate our portfolio of businesses to address the needs of a dynamic and demanding market place and to strengthen our core business through select business acquisitions or divestitures.

Achieve Outstanding Program Performance. We believe that outstanding performance on our existing programs and contracts in terms of on-budget, on-schedule and satisfying and exceeding technical and other contractual performance requirements, is the foundation for expanding L-3’s prime contractor and supplier positions and winning new business. We believe that a prerequisite for growing and winning new business is to retain our existing business by successfully meeting the performance criteria included in our contracts. We will continue to focus on delivering superior contract performance with affordable prices to our customers in order to maintain our reputation as an agile and responsive contractor and to differentiate ourselves from our competitors.

Attract and Retain Skilled Personnel. The success of our businesses is, to a large extent, dependent upon the knowledge and skills of our employees. We intend to continue to attract and retain employees who have management, contracting, engineering and technical skills and who have U.S. Government security clearances, particularly those with clearances of top-secret and above.

Business Acquisitions and Divestitures

During the years ended December 31, 2015, 2014 and 2013, we used net cash of $320 million, $57 million and $62 million for business acquisitions, respectively. On May 29, 2015, we completed the sale of our Marine Systems International (MSI) business to Wärtsilä Corporation for a preliminary sale price of €295 million (approximately $318 million) in cash. See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Acquisitions and Divestitures” for additional information regarding our business acquisitions and divestitures, including the sale of NSS on February 1, 2016 for a base sale price of $550 million, subject to customary adjustments for net working capital.

Products and Services

Our three reportable segments provide a wide range of products and services to various customers and are described below. See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Reportable Segment Results of Operations” and Note 21 to our audited consolidated financial statements for financial information about each segment.

Electronic Systems Reportable Segment

In 2015, Electronic Systems had net sales of $4,269 million, representing 41% of our total net sales. The businesses in this reportable segment provide a broad range of products and services, including components, products, subsystems, systems and related services to military and commercial customers in several niche markets. The table below provides a summary of the segment’s business areas and the percentage that each contributed to Electronic Systems’ net sales in 2015.

Business Area	% of 2015 Segment Sales
Precision Engagement & Training	25%
Power & Propulsion Systems	20
Aviation Products & Security	20
Sensor Systems	18
Warrior Systems	10
Marine Systems International (divested on May 29, 2015)	4
Advanced Programs	3

Total Electronic Systems	100%

The table below provides additional information for the systems, products and services; selected applications; and selected platforms or end users of our Electronic Systems reportable segment.

Systems/Products/Services	Selected Applications	Selected Platforms/End Users

Precision Engagement & Training

• Military and commercial aircraft flight simulators, reconfigurable training devices, distributed mission training suites	• Advanced simulation technologies and training for pilots, navigators, flight engineers, gunners and operators	• Fixed and rotary winged aircraft and ground vehicles for U.S. Air Force (USAF), U.S. Navy (USN), U.S. Army, foreign militaries, commercial airlines and aircraft OEMs

• Training services, courseware integrated logistics support and maintenance	• Systems management, operations, and maintenance	• Various DoD and foreign military customers

• Fuzing and ordnance systems	• Precision munitions, fuzes, and electronic and electro safety arming devices (ESADs)	• Various DoD and foreign military customers

• Unmanned systems and components	• Tactical unmanned air systems (UAS), medium altitude long endurance (MALE) UAS, small expendable UAS, flight controls, sensors and remote viewing systems	• U.S. DoD and foreign ministries of defense

• Radar-based sensors and systems	• Electronic warfare, unmanned systems, ISR and precision-guided munitions	• U.S. DoD and DHS

Systems/Products/Services	Selected Applications	Selected Platforms/End Users

• Global Positioning System (GPS) receivers	• Location tracking	• Guided projectiles and precision munitions

• Global airline pilot training and crew resourcing	• Commercial flight training for pilots	• Commercial airlines and flight training companies

• Navigation systems and positioning navigation units	• Satellite launch and orbiting navigation and navigation for ground vehicles and fire control systems	• USAF, U.S. Army, USMC and National Aeronautics Space Administration (NASA)

Power & Propulsion Systems

• Naval power delivery, conversion and switching products, and hybrid electric drives	• Switching, distribution and protection, frequency and voltage conversion, propulsion motors and drive units	• Naval submarines, surface ships and aircraft carriers

• Heavy fuel engines, cross drive variable transmissions, turret drive systems, vehicle suspension, advanced drive systems and auxiliary power generators

•       Power trains and suspension systems for military vehicles, power and energy management for military hybrid electric vehicles, non-portable and under armor auxiliary power units, and heavy fueled engines for unmanned systems

• U.S. Army, USMC and foreign ministries of defense, manned/unmanned military platforms

• Airborne dipping sonars, submarine and surface ship towed arrays	• Submarine and surface ship detection and localization	• USN and foreign navies

• Underwater sensor ranges	• Monitor nuclear testing, track submarines and surface vessels	• U.S. and foreign military and commercial customers

• Service life extensions	• Landing craft air cushion amphibious vehicle	• USN

• In-service engineering, ship repair, overhaul, upgrades and maintenance, and battle force tactical training	• Embedded shipboard training systems, towed arrays, navigation systems, radar systems and electronic warfare systems	• USN, U.S. Coast Guard (USCG), U.S. Army and commercial shipowners

• Power plant simulation, modeling, computer systems, and training services	• Submarines, nuclear and other power plants	• Foreign navies, nuclear and other power plant companies

Systems/Products/Services	Selected Applications	Selected Platforms/End Users

• Automation, navigation, communications, and sensors and integrated Command, Control, Communications, Computers and Navigation (C4N) solutions	• Vessel bridge and machinery plant platform management systems, and C4N systems	• USN and foreign navies

• High power microwave sources, systems & effects, pulse power systems and electromagnetics hardened construction	• Forensic analysis of weapons of mass destruction, and active detection of special nuclear material.	• U.K. MoD, U.S. Defense Threat Reduction Agency, U.S. Army and USAF

• Ballistic missile targets	• Targets for ground based ballistic missile intercept systems	• U.S. Missile Defense Agency (MDA)

Aviation Products & Security

• Cockpit and mission displays	• High performance, ruggedized flat panel and cathode ray tube displays and processors	• Various military aircraft

• Airborne traffic and collision avoidance systems, terrain awareness warning systems	• Reduce the potential for midair aircraft collisions and crashes into terrain by providing visual and audible warnings and maneuvering instructions to pilots	• Commercial transport, business, regional and military aircraft

• Advanced cockpit avionics	• Pilot safety, navigation and situation awareness products	• Commercial transport, business, regional and military aircraft

• Solid state crash protected cockpit voice and flight data recorders	• Aircraft voice and flight data recorders that continuously record voice and sounds from cockpit and aircraft intercommunications	• Commercial transport, business, regional and military aircraft

• Airport security systems, explosives detection systems and whole body imaging systems	• Rapid scanning of passenger checked baggage and carry-on luggage, scanning of large cargo containers	• DHS, including the U.S. Transportation Security Administration (TSA), domestic and international airports and state and local governments

• Non-invasive security systems and portals, and sophisticated sensors with threat detection capabilities	• Aviation, rail and border crossing security	• TSA, U.S. Customs and Border Protection agency, various regulatory authorities and private security companies

Systems/Products/Services	Selected Applications	Selected Platforms/End Users

Sensor Systems

• Targeted stabilized camera systems with integrated sensors and wireless communication systems	• Intelligence data collection and surveillance and reconnaissance	• DoD, foreign ministries of defense, intelligence and security agencies, law enforcement, manned/unmanned platforms

• Airborne and ground based high energy laser beam directors, laser designators and high tracking rate telescopes	• Directed energy systems, space surveillance, satellite laser ranging and laser communications, airborne and ground target designation/illumination	• USAF and NASA

• Submarine photonic systems and periscopes	• Virginia class submarines	• USN

• Force protection, electronic warfare and satellite monitoring	• Counter IED systems, jamming and satellite monitoring	• U.K. MoD and other foreign security agencies and ministries of defense

• ISR mission management software and geospatial application technology programs	• Cueing system software, hardware and video algorithms and wide-area sensor integration solutions and software	• USAF, USSOCOM, Naval Surface Warfare Center and various other DoD agencies

Warrior Systems

• Enhanced vision and weapon sights products

•       Image intensified night vision goggles/sights, holographic weapon sights, thermal sights and images, and driver viewers for special forces, pilots and aircrews, soldiers, marines, sailors and law enforcement personnel

• U.S. Army, USN, USMC, DHS, foreign militaries and law enforcement agencies

• Laser designation and range finder systems	• Airborne and ground target designation/illumination	• DoD, law enforcement and foreign customers

Advanced Programs

• Optics, telescopes and precision optical subsystems	• Airborne pointing and scanning stabilized mirrors and stabilized lightweight multi-spectral telescopes	• NASA, DoD and National Reconnaissance Office

Aerospace Systems Reportable Segment

In 2015, Aerospace Systems had net sales of $4,156 million, representing 40% of our total net sales. The businesses in this reportable segment provide products and services for the global ISR market, specializing in signals intelligence (SIGINT) and multi-intelligence platforms, to include full motion video, electro-optical, infrared, and synthetic aperture radars, along with other types of information gathering systems. These products and services provide the warfighter with the ability to collect and analyze data from command centers, communication nodes and air defense systems for real-time situational awareness and response. The businesses in this reportable segment provide select Command, Control and Communications (C3) systems products for military and other U.S. Government and select foreign government intelligence, reconnaissance and surveillance applications. We believe that these products and services are critical elements for a substantial number of major command, control and communication and intelligence gathering systems. The businesses in this reportable segment also provide modernization, upgrades and sustainment, maintenance and logistics support solutions for military and various government aircraft and other platforms. We sell these services primarily to the DoD and select foreign governments. Major products and services for this reportable segment include:

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

The table below provides a summary of the segment’s business areas and the percentage that each contributed to Aerospace Systems’ net sales in 2015.

Business Area	% of 2015 Segment Sales
ISR Systems	52%
Logistics Solutions	30
Aircraft Systems	18

Total Aerospace Systems	100%

The table below provides additional information for the systems, products and services; selected applications; and selected platforms or end users of our Aerospace Systems reportable segment.

Systems/Products/Services	Selected Applications	Selected Platforms/End Users

ISR Systems

• Prime mission systems integration, sensor development and operations and support	• Signal processing, airborne SIGINT applications, antenna technology, real-time process control and software development	• DoD, USAF, U.K. MoD, and other select foreign military ISR aircraft platforms and ground systems

• Fleet management of special mission aircraft, including avionics and mission system upgrades and logistics support	• Measurement collection and signal intelligence, special missions	• DoD and classified customers within the U.S. Government

• ISR operations and support	• Data link support and services, special applications, classified projects, spares and repairs	• USAF and U.S. Army ISR aircraft platforms and ground systems

Logistics Solutions

• Logistics support and maintenance	• Aircraft maintenance and repair, flight operations support for training, transport/cargo and special mission aircraft	• U.S. Army, USAF, USN and select foreign militaries

• Contract Field Teams (CFT)	• Deployment of highly mobile, quick response field teams to customer locations to supplement the customer’s resources for various ground vehicles and aircraft	• U.S. Army, USAF, USN and USMC

• Contractor Operated and Managed Base Supply (COMBS)	• Inventory management activities relating to flight support and maintenance, including procurement and field distribution	• Military training and transport/cargo aircraft for USN, USAF and U.S. Army

Aircraft Systems

• Modernization and life extension maintenance upgrades and support	• Aircraft structural modifications and inspections, installation of mission equipment, navigation and avionics products and interior modifications	• USN, USAF, select foreign governments, OEMs, VIP and Head-of-State (HOS) aircraft, and various military fixed and rotary wing aircraft

Systems/Products/Services	Selected Applications	Selected Platforms/End Users

• Fabrication and assembly of fixed and rotary wing aerostructures	• Rotary wing cabin assemblies, new and modified wings and subassemblies, structure and parts fabrication for OEMs	• U.S. Army, USN, USMC and OEMs

Communication Systems Reportable Segment

In 2015, Communication Systems had net sales of $2,041 million, representing 19% of our total net sales. The businesses in this reportable segment provide network and communication systems, secure communications products, radio frequency components, satellite communication terminals, and space, microwave and telemetry products. These products are used to connect a variety of space, airborne, ground and sea-based communication systems and are used in the transmission, processing, recording, monitoring, and dissemination functions of these communication systems. Major products and services for this reportable segment include:

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

The table below provides a summary of the segment’s business areas and the percentage that each contributed to Communication Systems’ net sales in 2015.

Business Area	% of 2015 Segment Sales
Broadband Communication Systems	50%
Advanced Communications	21
Space & Power Systems	19
Tactical Satellite Communication Products	10

Total Communication Systems	100%

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

• U.S. Army, USMC, and select foreign allies

• Tactical ground based signal intercept and direction finding systems	• Man portable and military vehicle mounted tactical signal intercept/exploitation and direction finding systems	• U.S. Army and other DoD/U.S. intelligence agencies

Advanced Communications

• Passive and active microwave components and subsystems and non-ionizing radiation monitoring equipment	• Radio transmission, switching and conditioning, transponder control, channel and frequency separation, ground vehicles, aircraft and satellites	• DoD and OEMs, SATCOM for DoD and various government agencies

• Secure communications terminals and equipment, and secure network encryption products	• Secure and non-secure voice, data and video communication for office, battlefield and secure internet protocol (IP) network applications	• DoD and U.S. Government intelligence agencies

• Ground-based satellite communications terminals and payloads	• Interoperable, transportable ground terminals	• DoD and U.S. Government intelligence agencies

Systems/Products/Services	Selected Applications	Selected Platforms/End Users

• Shipboard communications systems	• Internal and external communications (radio rooms and workstations)	• USN, USCG and foreign navies

• Ultra-wide frequency and advanced radar antennas and radomes	• Surveillance and radar detection	• Military fixed and rotary winged aircraft, SATCOM

• Low-power SATCOM products	• Low-noise and low-power amplifiers, solid-state switch assemblies, uplink power control products and frequency converters	• U.S. Army, other government agencies and commercial customers

Space & Power Systems

• Traveling wave tube amplifiers (TWTA’s), power modules, klystrons and digital broadcast	• Microwave vacuum electron devices and power modules	• DoD and foreign military manned/unmanned platforms, including satellites, radar systems, communication systems, UAVs, missile defense systems, various missile programs and commercial broadcast

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

Funded Backlog and Orders

We define funded backlog as the value of funded orders received from customers, less the cumulative amount of sales recognized on such orders. We define funded orders as the value of contract awards received from the U.S. Government, for which the U.S. Government has appropriated funds, plus the value of contract awards and orders received from customers other than the U.S. Government. The table below presents our funded backlog, percentage of funded backlog at December 31, 2015 expected to be recorded as sales in 2016 and funded orders for each of our reportable segments and on a consolidated basis.

	Funded Backlog at December 31,		Percentage of Funded Backlog at December 31, 2015 Expected to be Recorded as Sales in 2016	Funded Orders
	2015	2014		2015	2014
	(in millions)			(in millions)
Reportable Segment:
Electronic Systems	$3,688	$4,494	64%	$4,137	$4,811
Aerospace Systems	2,741	3,341	63%	3,569	4,178
Communication Systems	1,994	1,850	66%	2,156	1,985

Consolidated	$8,423	$9,685	64%	$9,862	$10,974

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

Major Customers

The table below presents a summary of our sales by end customer and the percent contributed by each to our total sales. For additional information regarding domestic and international sales, see Note 21 to our audited consolidated financial statements.

	2015		2014
	Sales	% of Total Sales	Sales	% of Total Sales
	(in millions)		(in millions)
Air Force	$3,166	30%	$3,075	28%
Army	1,715	17	1,897	17
Navy/Marines	1,447	14	1,524	14
Other Defense	645	6	648	6

Total DoD	$6,973	67%	$7,144	65%
Other U.S. Government	318	3	320	3

Total U.S. Government	$7,291	70%	$7,464	68%
International (foreign governments)	1,799	17	1,866	17
Commercial — international	759	7	1,069	10
Commercial — domestic	617	6	587	5

Total sales	$10,466	100%	$10,986	100%

Direct sales to the end customer represented approximately 66% of our consolidated 2015 sales, and sales as a subcontractor or supplier represented the remaining 34%. Additionally, approximately 68% of our DoD sales for 2015 were direct to the customer, and approximately 32% were indirect through other prime system contractors and subcontractors of the DoD.

Our sales are predominantly derived from contracts with agencies of, and prime system contractors to, the U.S. Government. Various U.S. Government agencies and contracting entities exercise independent and individual purchasing decisions, subject to annual appropriations by the U.S. Congress. For the year ended December 31, 2015, our five largest contracts (revenue arrangements) generated 14% of our consolidated sales and our largest contract (revenue arrangement) in terms of annual sales was the Fort Rucker Maintenance Support contract with the U.S. Army Aviation and Missile Life Cycle Management Command (AMCOM), which is included in our Aerospace Systems segment. Under this contract, which generated approximately 4.3% of our 2015 sales, we provide maintenance, logistics and other related sustainment support services for rotary wing aircraft assigned to Fort Rucker and satellite units in Alabama. Our period of performance under this contract, including unexercised annual options, continues through September 30, 2017.

Research and Development

We conduct research and development activities that consist of projects involving applied research, new product and systems development and select concept studies. We employ scientific, engineering and other personnel to improve our existing product lines and systems and develop new products, technologies, and systems. As of December 31, 2015, we employed approximately 7,000 engineers, substantially all of whom hold advanced degrees, who work on company-sponsored research and development efforts and customer funded research and development contracts.

Company-sponsored (Independent) research and development costs for our businesses that are U.S. Government contractors are allocated to U.S. Government contracts and are charged to cost of sales when the related sales are recognized as revenue. Research and development costs for our commercial businesses are expensed as incurred and are also charged to cost of sales. The table below presents company-sponsored (Independent) research and development expenses incurred for our U.S. Government businesses and our commercial businesses.

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Company-Sponsored Research and Development Costs:
U.S. Government Contractor Businesses	$172	$162	$182
Commercial Businesses	56	67	76

Total	$228	$229	$258

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

L-3 is an aerospace and defense contractor with a broad and diverse portfolio of products and services. We have prime contractor and subcontractor positions. We supply our products and services to other prime system contractors. However, we also compete directly with other large prime system contractors for: (1) certain products, subsystems and systems, where they have vertically integrated businesses and (2) niche areas where we are a prime contractor. We also compete with numerous other aerospace and defense contractors, which generally provide similar products, subsystems, systems or services.

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

Raw Materials

Although we generated 63% of our 2015 sales from products and systems, our businesses are generally engaged in limited manufacturing activities and have minimal exposure to fluctuations in the supply of raw materials. For those businesses that manufacture and sell products and systems, most of the value that we provide is labor oriented, such as design, engineering, assembly and test activities. In manufacturing our products, we use our own production capabilities as well as a diverse base of third party suppliers and subcontractors. Although certain aspects of our manufacturing activities require relatively scarce raw materials, we have not experienced difficulty in our ability to procure raw materials, components, sub-assemblies and other supplies required in our manufacturing processes.

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

On a cost-plus type contract (revenue arrangement), we are paid our allowable incurred costs plus a profit which can be fixed or variable depending on the contract’s fee arrangement up to predetermined funding levels determined by our customers. Cost-plus type contracts with award and incentive fee provisions are our primary variable contract fee arrangement. Award fees provide for a fee based on actual performance relative to contractually specified performance criteria. Incentive fees provide for a fee based on the relationship which total allowable costs bear to target cost. Award and incentive fees earned were not material to our results of operations for 2015, 2014 and 2013.

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

	Year Ended December 31,
Contract Type	2015	2014	2013
Fixed-price(1)	74%	76%	76%
Cost-plus fixed fee	14%	12%	12%
Cost-plus award fee	2%	2%	3%
Cost-plus incentive fee	5%	5%	5%
Time-and-material	5%	5%	4%

Total sales	100%	100%	100%

(1)	Includes fixed-price incentive fee type contracts contributing approximately 1% of our total sales for the years ended December 31, 2015, 2014 and 2013.

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

In 2015, sales under foreign military sales (FMS) agreements, which are included in the international (foreign governments) category in the “Major Customers” table above, were $644 million, or 6% of our total consolidated sales. FMS agreements are made directly between the U.S. Government and foreign governments. In such cases, because we serve only as the supplier, we do not have unilateral control over the terms of the agreements. Certain of our sales are direct commercial sales to foreign governments. These sales are subject to U.S. Government approval and licensing under the Arms Export Control Act. Legal restrictions on sales of sensitive U.S. technology also limit the extent to which we can sell our products to foreign governments or private parties.

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

Employees

As of December 31, 2015, we employed approximately 38,000 full-time and part-time employees, 86% of whom were located in the United States. Of these employees, approximately 22% are covered by approximately 148 separate collective bargaining agreements with various labor unions. The success of our business is, to a large extent, dependent upon the knowledge of our employees and on the management, contracting, engineering and technical skills of our employees. In addition, our ability to grow our businesses, obtain additional orders for our products and services and to satisfy contractual obligations under certain of our existing revenue arrangements is largely dependent upon our ability to attract and retain employees who have U.S. Government security clearances, particularly those with clearances of top-secret and above. Historically, we have renegotiated labor agreements without significant disruptions to operating activities, and we believe that relations with our employees are positive.

L-3 Holdings Obligations

The only obligations of L-3 Holdings at December 31, 2015 were: (1) its guarantee of borrowings under the revolving credit facility of L-3 Communications, and (2) its guarantee of other contractual obligations of L-3 Communications and its subsidiaries. In order to generate the funds necessary to repurchase its common stock and pay dividends declared and principal and interest on its outstanding indebtedness, if any, L-3 Holdings relies on dividends and other payments from its subsidiaries.

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

We also have a Corporate Governance webpage. You can access our Corporate Governance Guidelines and charters for the audit, compensation and nominating/corporate governance committees of our Board of Directors through our website, http://www.L-3com.com, by clicking on the “Corporate Governance” link under the heading “Investor Relations.” You can access our Code of Ethics and Business Conduct by clicking on the “Code of Ethics and Business Conduct” link under the heading “Code of Ethics.” Our Code of Ethics and Business Conduct applies to all directors, officers and employees, including our chairman and chief executive officer, our senior vice president and chief financial officer, and our vice president, controller and principal accounting officer. We will post any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, Inc. (NYSE), on our website within the required periods. The information on or accessible through our website is not incorporated by reference into this report.

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

The DoD budget peaked in the fiscal year ended September 30, 2010 (FY 2010) at $690 billion and declined through FY 2015. The total budget for FY 2015 was $560 billion, a 4% decline as compared to the FY 2014 budget due to a decrease in the Overseas Contingency Operations (OCO) budget. The FY 2015 base budget (total budget less OCO) remained substantially unchanged from FY 2014 at $497 billion while the OCO budget decreased by $22 million. The total DoD budget for FY 2016 is $581 billion, an increase of 4% compared to FY 2015. The increase is due to a higher base budget of $25 billion. The FY 2016 DoD OCO budget declined slightly to $59 billion compared to $63 billion for FY 2015.

In addition, the U.S. defense budget has been affected by the U.S. Government’s overall fiscal challenges in recent years. On November 2, 2015, the President signed the Bipartisan Budget Act of 2015 (BBA), a bipartisan two-year budget and debt ceiling agreement that provides a level of stability in the U.S. Government budget process over the next two years. The BBA suspends the debt ceiling through March 15, 2017 and raises spending caps previously enacted by Congress under the Budget Control Act of 2011, as amended by The American Taxpayer Relief Act and Bipartisan Budget Act of 2013 (BCA). The spending caps on defense programs were raised by $25 billion to $548 billion for FY 2016 and by $15 billion to $551 billion for FY 2017. The BBA also sets a target for OCO funding for the DoD at $59 billion for each of FY 2016 and FY 2017, subject to the Congressional appropriation process. The BBA, however, does not change the BCA budget sequestration cuts after FY 2017. Consequently, while the BBA provides a level of stability, future DoD budgets and spending levels are difficult to predict. A significant decline in or redirection of U.S. military expenditures in the future, or the loss or significant reduction in U.S. Government funding of a large program in which we participate could have a material adverse effect on our financial position, results of operations and cash flows.

We rely predominantly on sales to U.S. Government entities, and the loss or delay of a significant number of our contracts would have a material adverse effect on our results of operations and cash flows.

Our sales are predominantly derived from contracts (revenue arrangements) with agencies of, and prime system contractors to, the U.S. Government. The loss or delay of all or a substantial portion of our sales to the U.S. Government would have a material adverse effect on our results of operations and cash flows. Approximately 70%, or $7.3 billion, of our sales for the year ended December 31, 2015 were made directly or indirectly to U.S. Government agencies, including 67% to the DoD. Aggregate sales for our five largest contracts (revenue arrangements) amounted to approximately $1.4 billion, or 14% of our consolidated sales for the year ended December 31, 2015. Our largest contract (revenue arrangement) in terms of annual sales for the year ended December 31, 2015 was the Fort Rucker Maintenance Support contract with the U.S. Army Aviation and Missile Life Cycle Management Command (AMCOM), which is included in our Aerospace Systems segment and generated approximately 4.3% of our 2015 sales. Our period of performance under this contract, including unexercised annual options, continues through September 30, 2017.

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

In addition to contract cancellations and declines in agency budgets, our backlog and future financial results may be adversely affected by:

•	curtailment of the U.S. Government’s use of technology or other services and product providers, including curtailment due to government budget reductions and related fiscal matters;

•	geopolitical developments that affect demand for our products and services;

•	our ability to hire and retain personnel to meet demand for our services; and

•	technological developments that impact purchasing decisions or our competitive position.

The DoD’s wide-ranging efficiency and better buying power initiatives, which target affordability and cost growth, could have a material effect on the procurement process and may adversely affect our existing contracts and the award of new contracts.

Since 2010, the DoD has implemented best practices to the procurement process that are intended to control cost growth throughout the acquisition cycle by developing a competitive strategy for each program. As a result, we have and continue to engage in more frequent negotiations and re-competitions on a cost or price analysis basis with every competitive bid in which we participate. In April 2015, the DoD introduced Better Buying Power 3.0 (BBP), which focuses on technology innovation, incentive-based cost-plus and fixed-price contracts and Company sponsored Independent research and development efforts. The BBP initiative significantly changed the way the U.S. Government solicits, negotiates and manages its contracts and could result in a reduction in expenditures for the type of products we manufacture for, and services we provide to, the U.S. Government, which could have a material negative impact on our future sales, earnings and cash flows. These initiatives primarily affect our businesses within the Logistics Solutions sector within the Aerospace Systems reportable segment, and could result in the loss of certain of our existing contracts (revenue arrangements) depending on how the DoD implements this initiative.

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

U.S. Government agencies, including the Defense Contract Audit Agency and various agency Inspectors General, routinely audit and investigate our costs and performance on contracts, as well as our accounting and general business practices. Based on the results of such audits, the U.S. Government have adjusted, and may in the future adjust, our contract related costs and fees, including allocated indirect costs. In addition, under U.S. Government purchasing regulations, some of our costs, including certain business acquisition costs, most financing costs, portions of research and development costs, and certain marketing expenses may not be reimbursable under U.S. Government contracts.

As of December 31, 2015, we had a backlog of funded orders, primarily under contracts with the U.S. Government totaling $8,423 million. As described above, the U.S. Government may unilaterally modify or terminate its contracts with us. Accordingly, most of our backlog could be modified or terminated by the U.S. Government, which would have a material adverse effect on our future sales, results of operations and cash flows.

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

In addition to these risks, we are not permitted to export some of our products, and we are required to obtain licenses from U.S. Government agencies to export many of our other products and systems. Failure to receive required licenses would eliminate our ability to sell our products and systems outside the United States.

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

U.S. Government contracts are subject to extensive legal and regulatory requirements, and from time to time agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. As discussed in Note 18 to our audited consolidated financial statements, we are currently cooperating with the U.S. Government on several investigations, including the matters which were the subject of the internal review at our Aerospace Systems segment. Under U.S. Government regulations, an indictment of L-3 by a federal grand jury, or an administrative finding against us as to our present responsibility to be a U.S. Government contractor or subcontractor, could result in us being suspended for a period of time from eligibility for awards of new government contracts or task orders or in a loss of export privileges, which could have a material adverse effect on our results of operations and cash flows. A conviction, or an administrative finding against us that satisfies the requisite level of seriousness, could result in debarment from contracting with the federal government for a specific term, which could have a material adverse effect on our results of operations and cash flows.

We are subject to the risks of legal proceedings, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects, as well as the risk that we may need to record an adjustment to our product returns reserve in connection with our voluntary return program for EoTech holographic weapons sight products in future periods.

At any given time, we are a defendant in various material legal proceedings and litigation matters arising in the ordinary course of business, including litigation, claims and assessments that have been asserted against acquired businesses, which we have assumed. Although we maintain insurance policies, these policies may not be adequate to protect us from all material judgments and expenses related to current or future claims and may not cover the conduct that is the subject of the litigation. Desired levels of insurance may not be available in the future at economical prices or at all. In addition, we believe that while we have valid defenses with respect to legal matters pending against us, the results of litigation can be difficult to predict, including those involving jury trials. Accordingly, our current judgment as to the likelihood of our loss (or our current estimate as to the potential range of loss, if applicable) with respect to any particular litigation matter may be wrong. A significant judgment against us, arising out of any of our current or future legal proceedings and litigation, including in connection with three putative class action lawsuits filed against us regarding the EoTech holographic weapons sights, could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects. For a discussion of material litigation to which we are currently a party, see

Note 18 to our audited consolidated financial statements. Furthermore, we continue to evaluate the amount of our product returns reserve in connection with the voluntary return program that we commenced in November 2015 for various EoTech holographic weapons sight products that may have been affected by certain performance issues. The amount of the liability will ultimately depend on our actual experience with the return program. Our continuing evaluation of the product returns reserve may lead us to record an adjustment to the product returns reserve in future periods. Any such adjustment may be material.

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

Goodwill represents the largest asset on our balance sheet, with an aggregate balance of $6,281 million at December 31, 2015. We review goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also review goodwill annually in accordance with the accounting standards for goodwill and intangible assets. The annual impairment test requires us to determine the fair value of our reporting units in comparison to their carrying values. A decline in the estimated fair value of a reporting unit could result in a goodwill impairment, and a related non-cash impairment charge against earnings, if the estimated fair value for the reporting unit is less than the carrying value of the net assets of the reporting unit, including its goodwill.

We recorded aggregate non-cash goodwill impairment charges of $955 million ($384 million in continuing operations and $571 million in discontinued operations) in 2015 primarily due to a decline in the estimated fair value of the NSS business and the Logistics Solutions business as a result of a decline in their projected future cash flows. Additionally, the fair value of two of our other reporting units exceeded the carrying value of the net assets of those reporting units by less than 20% at November 30, 2015, the date of our most recent annual impairment assessment. These two reporting units had aggregate goodwill of approximately $1,524 million. A decline in the estimated fair value of one or more of our reporting units could potentially trigger goodwill impairment charges and a material adverse effect on our results of operations. See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Goodwill and Identifiable Intangible Assets” for further discussion.

Our results of operations and cash flows are substantially affected by our mix of fixed-price, cost-plus and time-and-material type contracts.

Our sales are transacted using written revenue arrangements, or contracts, which are generally fixed-price, cost-plus or time-and-material. For a description of our revenue recognition policies, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.” For information on the percentage of our total sales generated from each contract type, see “Item 1 —Business — Contracts.”

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

As a U.S. defense contractor, we faced, and continue to face, various security threats, including, but not limited to, threats to the physical security of our facilities and employees, cybersecurity threats to our information technology infrastructure and attempts to gain access to our proprietary or classified information as well as the proprietary or classified information of our customers.

Although we utilize various procedures and controls to monitor, deter and mitigate these threats, these procedures and controls may not be sufficient to prevent disruptions in mission critical systems, the unauthorized release of confidential, sensitive or classified information and the corruption of data, systems or networks. Any significant operational delays, or any destruction, manipulation or improper use of our or our customers’ data, information systems or networks could materially and adversely affect our financial results, damage the reputation of our products and services and require significant management attention and expense. In addition, our insurance coverage and/or indemnification arrangements that we enter into, if any, may not be adequate to cover all of the costs related to cybersecurity attacks or disruptions resulting from such events.

To date, cyber attacks directed at us have not had a material impact on our financial results. Due to the evolving nature and increased frequency of security threats, however, the impact of any future incident cannot be predicted. The threats we face vary from those common to most industries to more advanced and persistent, highly organized adversaries who target us because we operate in the defense industry and protect national security information. If we are unable to protect sensitive information, our customers or governmental authorities could question the adequacy of our threat mitigation and detection processes and procedures, which could result in us having to spend a significant amount of money to upgrade our networks and systems and could otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

For the year ended December 31, 2015, sales to international customers, excluding our international sales made under FMS agreements directly between the U.S. Government and foreign governments, represented approximately 18% of our consolidated sales. Consequently, our businesses are subject to a variety of risks that are specific to international operations, including the following:

•	export regulations that could erode profit margins or restrict exports;

•	compliance with the U.S. Foreign Corrupt Practices Act and similar non-U.S. regulations;

•	the burden and cost of compliance with foreign laws, treaties and technical standards and changes in those regulations;

•	contract award and funding delays;

•	potential restrictions on transfers of funds;

•	currency fluctuations;

•	import and export duties and value added taxes;

•	transportation delays and interruptions;

•	uncertainties arising from international local business practices and cultural considerations;

•	sovereign government credit risk; and

•	potential military conflicts and political risks.

Our international contracts may include industrial cooperation agreements requiring specific local purchases, manufacturing agreements or financial support obligations, known as offset obligations, and provide for penalties if we fail to meet such requirements. See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” for further discussion. While we have and will continue to adopt measures to reduce the potential impact of losses resulting from the risks of our international business, these measures may not be adequate.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2015, we operated in 263 locations consisting of manufacturing facilities, administration, research and development and other properties throughout the United States and internationally. Of these, we owned 32 locations consisting of approximately 5.2 million square feet and leased space at 231 locations consisting of approximately 9.5 million square feet. Additionally, our Aerospace Systems segment utilized a facility consisting of approximately 3.3 million square feet through a land lease expiring in 2031 with the city of Greenville, Texas.

A summary of square footage by reportable segment as of December 31, 2015 is presented below.

	Leased	Owned	Government- Owned	Total
	(Square feet in millions)
Electronic Systems	5.1	3.0	—	8.1
Aerospace Systems	1.3	1.6	3.3	6.2
Communication Systems	2.9	0.6	—	3.5

Total	9.3	5.2	3.3	17.8

Our reportable segments have major operations at the following locations:

•

Electronic Systems — Phoenix and Tempe, Arizona; Anaheim, San Diego, San Leandro and Sylmar, California; Orlando, Sarasota and St. Petersburg, Florida; Northampton and Wilmington, Massachusetts; Grand Rapids and Muskegon, Michigan; Londonderry, New Hampshire; Mount Olive, New Jersey; Albuquerque, New Mexico; Kirkwood, New York; Cincinnati and Mason, Ohio; Tulsa, Oklahoma; Philadelphia and Pittsburgh, Pennsylvania; Arlington, Garland, Grand Prairie and Plano, Texas; Ontario, Canada; Bologna, Italy; Hamilton, New Zealand; and Crawley and Tewkesbury, U.K.

•	Aerospace Systems — Huntsville, Alabama; Crestview, Florida; Madison, Mississippi; Greenville, Rockwall and Waco, Texas; and Quebec, Canada.

•	Communication Systems — San Carlos, San Diego, Simi Valley and Torrance, California; Ayer, Massachusetts; Camden, New Jersey; Hauppauge, New York; Williamsport, Pennsylvania; and Salt Lake City, Utah.

Additionally, our Corporate staff occupies a total of 0.2 million square feet of office space in New York, New York and Arlington, Virginia. Management believes all of our properties have been well maintained, are in good condition and are adequate and suitable for our business as presently conducted.

Item 3. Legal Proceedings

The information required with respect to this item can be found in Note 18 to our audited consolidated financial statements and is incorporated by reference into this Item 3.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of L-3 Holdings is traded on the New York Stock Exchange (NYSE) under the symbol “LLL.” On February 19, 2016, the number of holders of L-3 Holdings’ common stock was 26,848. On February 19, 2016 the closing price, as reported by the NYSE, was $117.56 per share.

The table below sets forth the amount of dividends paid per share and the high and low closing price of L-3 Holdings’ common stock as reported on the NYSE during the past two calendar years.

	Dividends Paid		Closing Price (High-Low)
	2015	2014	2015	2014
Common Stock — Dividends Paid and Market Prices
First Quarter	$0.65	$0.60	$ 132.87 — $ 123.06	$ 117.70 — $ 103.71
Second Quarter	0.65	0.60	126.69 — 113.38	126.76 — 113.38
Third Quarter	0.65	0.60	124.04 — 103.07	122.85 — 101.39
Fourth Quarter	0.65	0.60	128.40 — 101.90	128.34 — 108.11

Year Ended December 31	$2.60	$2.40	$ 132.87 — $ 101.90	$ 128.34 — $ 101.39

On February 9, 2016, L-3 Holdings announced that its Board of Directors increased L-3 Holdings’ regular quarterly cash dividend by 8% to $0.70 per share, payable on March 15, 2016, to shareholders of record at the close of business on March 1, 2016. L-3 Holdings relies on dividends received from L-3 Communications to generate the funds necessary to pay dividends on L-3 Holdings’ common stock.

Issuer Purchases of Equity Securities

The following table provides information about repurchases of L-3 Holdings’ common stock made in the quarterly period ended December 31, 2015. Repurchases are made from time to time at management’s discretion in accordance with applicable federal securities laws. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program(1)
				(in millions	)
September 26 — October 31, 2015	702,650	$106.70	702,650	$865
November 1 — 30, 2015	96,700	123.88	96,700	$853
December 1 — 31, 2015	397,914	119.54	397,914	$806

Total	1,197,264	$112.35	1,197,264

(1)

The share repurchases described in the table above were made pursuant to the $1.5 billion share repurchase program authorized by L-3 Holdings’ Board of Directors on December 4, 2014, which authorization expires on June 30, 2017.

L-3 Holdings repurchased 1,133,885 shares of its common stock at an average price of $114.60 per share for an aggregate amount of approximately $130 million from January 1, 2016 through February 19, 2016.

The graph below compares the cumulative total returns of our common stock with the cumulative total return of the Standard & Poor’s 500 Composite Stock Index and the Standard & Poor’s 1500 Aerospace & Defense Index, for the period from December 31, 2010 to December 31, 2015. These figures assume that all dividends paid over the performance period were reinvested. On July 17, 2012, we completed the Engility spin-off. Our shareholders received one share of Engility common stock for every six shares of our common stock held on the record date (July 16, 2012). The effect of the spin-off is reflected in the cumulative total return as a reinvested dividend for the year ended December 31, 2012. The figures also assume that the starting value of each index and the investment in our common stock was $100 on December 31, 2010.

We are one of the companies included in the Standard & Poor’s 1500 Aerospace & Defense Index and the Standard & Poor’s 500 Composite Stock Index. The starting point for the measurement of our common stock cumulative total return was our closing stock price of $70.49 per share on December 31, 2010. The graph is not, and is not intended to be, indicative of future performance of our common stock.

Item 6. Selected Financial Data

The selected financial data presented below is derived from our audited consolidated financial statements and has been adjusted to reflect the divestiture of NSS and the spin-off of Engility in 2012 and related classification of their assets, liabilities, results of operations and cash flows as discontinued operations.

	Year Ended December 31,
	2015(1)	2014(2)	2013	2012	2011(3)
	(in millions, except per share data)
Statement of Operations Data:
Net sales	$10,466	$10,986	$11,420	$11,802	$11,636
Operating income	$475	$1,012	$1,117	$1,219	$1,288
Loss related to business divestitures	31	—	—	—	—
Goodwill impairment charges	384	—	—	—	43

Segment operating income	$890	$1,012	$1,117	$1,219	$1,331

Operating margin	4.5%	9.2%	9.8%	10.3%	11.1%
Segment operating margin	8.5%	9.2%	9.8%	10.3%	11.4%

Interest and other, net	$(153)	$(140)	$(137)	$(166)	$(233)

Income from continuing operations before income taxes	$322	$872	$980	$1,053	$1,055
Provision for income taxes	(25)	(227)	(264)	(333)	(252)

Income from continuing operations	297	645	716	720	803
Income from continuing operations attributable to noncontrolling interests	(15)	(13)	(9)	(6)	(9)

Income from continuing operations attributable to L-3	$282	$632	$707	$714	$794

Earnings per share from continuing operations allocable to L-3 Holdings’ common shareholders:
Basic	$3.49	$7.40	$7.91	$7.41	$7.59

Diluted	$3.44	$7.20	$7.76	$7.32	$7.50

L-3 Holdings’ weighted average common shares outstanding:
Basic	80.7	85.4	89.4	96.3	104.4

Diluted	81.9	87.8	91.1	97.6	105.6

Cash dividends declared per common share	$2.60	$2.40	$2.20	$2.00	$1.80

(1)

Income from continuing operations for the year ended December 31, 2015 includes: (1) non-cash goodwill impairment charges of $384 million ($264 million after income taxes), or $3.22 per diluted share, including $338 million related to a decline in the estimated fair value of the Logistics Solutions reporting unit, and $46 million related to a business retained by L-3 in connection with the sale of the NSS business, comprised of (i) $37 million related to the re-allocation of impairment charges recorded for the NSS reporting unit during 2015 and (ii) $9 million related to the re-allocation of goodwill, and (2) a pre-tax loss of $31 million ($20 million after income taxes), or $0.25 per diluted share, related to business divestitures.

(2)

The year ended December 31, 2014 includes a charge of $18 million ($15 million after income taxes, or $0.17 per diluted share) due to a product specifications matter recorded in the Electronic Systems segment.

(3)

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

	Year Ended December 31,
	2015	2014	2013	2012	2011
			(in millions)
Balance Sheet Data (at year end):
Working capital(1)	$909	$1,689	$1,853	$1,735	$2,127
Total assets	12,085	13,715	13,868	13,687	15,387
Long-term debt, including current portion	3,642	3,939	3,630	3,629	4,125
Equity	4,429	5,360	6,056	5,527	6,733
Cash Flow Data:
Net cash from operating activities from continuing operations	$1,042	$1,071	$1,156	$1,064	$1,057
Net cash used in investing activities from continuing operations	(192)	(221)	(256)	(198)	(195)
Net cash used in financing activities from continuing operations	(1,178)	(876)	(849)	(1,527)	(1,119)

(1)	Based on continuing operations and excludes net assets held for sale.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

L-3’s Business

L-3 is a prime contractor in Intelligence, Surveillance and Reconnaissance (ISR) systems, aircraft sustainment (including modifications, logistics and maintenance), simulation and training, night vision and image intensification equipment and security and detection systems. L-3 is also a leading provider of a broad range of communication and electronic systems and products used on military and commercial platforms. Our customers include the United States (U.S.) Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), foreign governments, and domestic and international commercial customers.

On December 8, 2015, we entered into a definitive agreement to sell our National Security Solutions (NSS) business to CACI International Inc. The transaction was completed on February 1, 2016. NSS, which provides cybersecurity solutions, high-performance computing, enterprise IT services, analytics and intelligence analysis to the DoD, U.S. Government intelligence agencies, federal civilian agencies and foreign governments, has historically been reported as a reportable segment. In accordance with Accounting Standards Update (ASU) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, the assets and liabilities and results of operations of NSS are reported as discontinued operations for all periods presented. Accordingly, all references made to financial data in this Annual Report on Form 10-K are to L-3’s continuing operations, unless specifically noted.

We have the following three reportable segments: (1) Electronic Systems, (2) Aerospace Systems and (3) Communication Systems. Financial information for our segments is included in Note 21 to our audited consolidated financial statements. Electronic Systems provides a broad range of components, products, subsystems, systems, and related services for military and commercial customers in several niche markets across several business areas. These business areas include precision engagement & training, sensor systems, power & propulsion systems, aviation products & security systems, warrior systems and advanced programs. Aerospace Systems delivers integrated solutions for the global ISR market and provides modernization, upgrade, sustainment, and maintenance and logistics support for a wide variety of aircraft and ground systems. Communication Systems delivers products and services for the global communications market, specializing in strategic and tactical airborne, space, ground and sea-based communication systems.

We generated sales of $10,466 million and $10,986 million for the years ended December 31, 2015 and 2014, respectively, and our primary customer was the DoD. The table below presents a summary of our sales by end customer and the percent contributed by each to our total sales.

	2015		2014
	Sales	% of Total Sales	Sales	% of Total Sales
	(in millions)		(in millions)
Air Force	$3,166	30%	$3,075	28%
Army	1,715	17	1,897	17
Navy/Marines	1,447	14	1,524	14
Other Defense	645	6	648	6

Total DoD	$6,973	67%	$7,144	65%
Other U.S. Government	318	3	320	3

Total U.S. Government	$7,291	70%	$7,464	68%
International (foreign governments)	1,799	17	1,866	17
Commercial — international	759	7	1,069	10
Commercial — domestic	617	6	587	5

Total sales	$10,466	100%	$10,986	100%

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

Business Environment

U.S. Government Markets. Sales to U.S. Government customers represented 70% of our 2015 sales, and were primarily to DoD customers, which comprised 67% of our sales. Therefore, our annual sales are generally highly correlated to changes in U.S. Government spending levels, especially DoD budget levels.

The DoD budget peaked in the fiscal year ended September 30, 2010 (FY 2010) at $690 billion and declined through FY 2015. The total budget for FY 2015 was $560 billion, a decline of 4% as compared to the FY 2014 budget due to a decrease in the Overseas Contingency Operations (OCO) budget. The FY 2015 base budget remained substantially unchanged from FY 2014 at $497 billion while the OCO budget decreased by $22 million. The total DoD budget for FY 2016 is $581 billion, an increase of 4% compared to FY 2015. The increase is due to a higher base budget of $25 billion. The FY 2016 DoD OCO budget declined slightly to $59 billion compared to $63 billion for FY 2015.

On November 2, 2015, the President signed the Bipartisan Budget Act of 2015 (BBA), a bipartisan two-year budget and debt ceiling agreement that provides a level of stability in the U.S. Government budget process over the next two years. The BBA suspends the debt ceiling through March 15, 2017 and raises spending caps previously enacted by Congress under the Budget Control Act of 2011, as amended by The American Taxpayer Relief Act and Bipartisan Budget Act of 2013 (BCA). The spending caps on defense programs were raised by $25 billion to $548 billion for FY 2016 and by $15 billion to $551 billion for FY 2017. The BBA also sets a target for OCO funding for the DoD at $59 billion for each of FY 2016 and FY 2017, subject to the Congressional appropriation process. The BBA, however, does not change the BCA budget sequestration cuts after FY 2017.

On February 9, 2016, the Administration submitted its FY 2017 DoD Proposed Budget Request (PBR). The total FY 2017 DoD budget request is $583 billion ($524 million base budget, $59 million OCO), which is substantially unchanged compared to the appropriated FY 2016 DoD budget. The FY 2017 PBR complies with the BBA. The table below presents the FY 2011 through FY 2016 enacted budgets and the President’s DoD budget projections for FY 2017 to FY 2021, as provided in the FY 2017 PBR.

	DoD Budget			Annual Total Budget Change(1)
Fiscal Year (Ending September 30)	Base	OCO	Total
	(in billions)
2011	$528	$159	$687	0%
2012	$530	$115	$645	-6%
2013	$496	$82	$578	-10%
2014	$496	$85	$581	+1%
2015	$497	$63	$560	-4%
2016	$522	$59	$581	+4%
2017	$524	$59	$583	0%
2018	$557	(2)		+6%
2019	$565	(2)		+1%
2020	$570	(2)		+1%
2021	$585	(2)		+3%

Source: United States Department of Defense fiscal year 2017 budget request.

(1)

The annual budget change for FY 2018 to FY 2021 are calculated on only the base budgets. The base budget cumulative average growth rate over the five year period from FY 2016 to FY 2021 is approximately 2%.

(2)	The FY 2017 PBR did not include a budget amount for OCO appropriations after FY 2017, which will be addressed by the next President’s administration.

While the BBA provides a level of stability, future DoD budgets and spending levels are determined by a number of factors beyond our control, including changes to U.S. procurement policies, current and future domestic and international budget conditions, presidential administration priorities and changing national security and defense requirements. Furthermore, while members of Congress and the Administration continue to discuss various options to address the U.S. Government’s overall fiscal challenges, we cannot predict the outcome of these efforts. We believe that L-3 will benefit from several of the DoD’s focus areas such as ISR, unmanned systems, undersea warfare, precision strike, secure communications, missile defense and space programs, electronic warfare, aircraft readiness and the ability to project power in denied environments. Uncertainties continue to exist regarding how sequestration cuts, which are scheduled to resume in FY 2018, will be implemented in DoD budgets and how they will affect L-3’s DoD business. For more information on the risks and uncertainties related to our U.S. Government contracts, see “Part I — Item 1A — Risk Factors” in this Annual Report on Form 10-K.

International and Commercial Markets

Sales to end customers other than the U.S. Government represented 30% of our 2015 sales, including 2% of our consolidated sales related to Marine Systems International (MSI), which we divested on May 29, 2015. We expect sales to international and commercial customers to represent 29% of our consolidated 2016 sales. These sales are generally affected by international government security and military priorities, as well as the fiscal situations of our international government end customers, global economic conditions for our commercial end markets and our competitive success in winning new business and increasing market share.

Key Performance Measures

The primary financial performance measures that we use to manage our businesses and monitor results of operations are (i) sales, (ii) operating income, and (iii) net cash from operating activities (“Operating Cash Flow”). Management believes that these financial performance measures are the primary growth drivers for our earnings per share and cash flow per common share. Generally, in evaluating our businesses and contract performance, we focus on net sales, operating income, operating margin, which we define as operating income as a percentage of sales, and Operating Cash Flow, and not the type or amount of operating costs.

One of our primary business objectives is to increase sales organically and through select business acquisitions. We define organic sales growth as the increase or decrease in sales for the current period compared to the prior period, excluding sales in the: (1) current period from business acquisitions that are included in our actual results of operations for less than twelve months, and (2) prior period from business divestitures that are included in our actual results of operations for the twelve-month period prior to the divestiture date. We expect to supplement, strengthen and enhance our existing businesses by selectively acquiring businesses that: (1) add important new technologies and products, (2) provide access to select customers, programs and contracts and (3) provide attractive returns on investment. Another important financial performance measure that we use is operating margin, because sales growth combined with operating margin levels determine our operating income levels. Operating Cash Flow is also an important financial performance measure because Operating Cash Flow measures our ability to convert operating income into cash after paying income taxes and interest expenses and investing in working capital.

Sales Trends. For the year ended December 31, 2015, consolidated net sales of $10,466 million declined by 5%, compared to the year ended December 31, 2014, due to a decrease in organic sales of $269 million, or 2.4%, and a decrease of $354 million, or 3.2%, related to business divestitures. These decreases were partially offset by net sales from business acquisitions of $103 million, or 0.9%. Our average annual sales declined for the five years ended December 31, 2015 by 2% as average annual organic sales declined by approximately 3% and average annual sales growth from business acquisitions, net of divestitures, was approximately 1%. See “Results of Operations,” including segment results below for a further discussion of sales.

For the years ended December 31, 2015, 2014 and 2013, our largest contract (revenue arrangement) in terms of annual sales was the Fort Rucker Maintenance Support contract with the U.S. Army Aviation and Missile Life Cycle Management Command (AMCOM), which is included in our Aerospace Systems segment. Under this contract, which generated approximately 4% of our 2015, 2014 and 2013 sales, we provide maintenance, logistics and other related sustainment support services for rotary wing aircraft assigned to Fort Rucker and satellite units in Alabama. Our period of performance, including unexercised annual options, continues through September 30, 2017.

We derived approximately 67% of our 2015 sales from DoD customers and, as a result, our sales are highly correlated to DoD budget levels. DoD budgets are a function of several factors and uncertainties beyond our control, including, but not limited to, changes in U.S. procurement policies, budget considerations, current and future economic conditions, presidential administration priorities, U.S. military engagements, changing national security and defense requirements, geo-political developments, actual fiscal year congressional appropriations for defense budgets, and sequestration and other DoD budget reductions. Any of these factors could result in a significant increase, decrease or redirection of DoD budgets and impact L-3’s future results of operations, including our sales and operating income growth rates. Additionally, L-3’s future results of operations will be affected by our ability to retain our existing business, including our revenue arrangements with DoD customers, and to successfully re-compete for existing business and compete for new business, which largely depends on: (1) our successful performance on existing contracts, (2) the effectiveness and innovation of our technologies and research and development activities, (3) our ability to offer better program performance than our competitors at an affordable cost, and (4) our ability to retain our employees and hire new ones, particularly those employees who have U.S. Government security clearances. We expect our 2016 consolidated sales to decline by approximately 4% compared to 2015, including an organic sales decline of 2.5%. We expect organic international sales to decline by approximately 14% due to the completion of certain contracts with foreign governments, and organic sales to the DoD and U.S. Government to decline by approximately 2% due to the final phase of the U.S. military drawdown from Afghanistan. We expect organic commercial sales to increase by approximately 8% primarily for commercial aviation products. See “Other Events” for information related to the MSI divestiture, which contributed approximately 2% of our consolidated sales in 2015.

Operating Income Trends. For the year ended December 31, 2015, our consolidated operating income was $475 million and our consolidated operating margin was 4.5%. Our consolidated operating income and consolidated operating margin for the year ended December 31, 2015 were reduced by goodwill impairment charges of $384 million and a loss of $31 million related to business divestitures, each of which are further discussed below. The goodwill impairment charges and losses related to business divestitures are excluded from segment operating income, because they are excluded by management for purposes of assessing segment operating performance. Our segment operating income was $890 million for the year ended December 31, 2015, a decrease of 12% from $1,012 million for the year ended December 31, 2014, and our segment operating income as a percentage of sales (segment operating margin) was 8.5% for the year ended December 31, 2015, a decrease of 70 basis points from 9.2% for the year ended December 31, 2014. See “Results of Operations”, including segment results below for a further discussion of operating margin.

Results for the year ended December 31, 2015 were impacted by contract cost growth charges of $101 million at the Platform Integration division in the Aerospace Systems segment on the international head-of-state aircraft modification contracts. The losses on international head-of-state contracts resulted from higher estimated engineering, production and support labor, and material costs. The increased costs are primarily driven by additional delays in aircraft delivery caused by rework identified during the year as a result of internal program reviews, customer inspections, functional check flights and internal design reviews. During the year actions were taken to: (i) provide increased program management resources, (ii) improve engineering practices, (iii) in-source certain work previously expected to be performed by subcontractors to reduce future rework and help us manage to the updated schedule, (iv) improve assembly processes and (v) improve quality assurance processes.

Our effective management of labor, material, subcontractor and other direct costs is an important element of cost control and favorable contract performance. We believe that proactively re-sizing our businesses to their anticipated sales, combined with continuous cost improvement will enable us to increase our cost competitiveness. While we continue to undertake cost management actions, such as reducing our indirect costs, resizing select business units, and improving our productivity and contract performance in an effort to maintain or even increase operating margin, these efforts may not be successful and may be partially or fully offset by other cost increases. Although we expect our 2016 annual consolidated and segment operating margin to increase as compared to 2015, changes in the competitive environment and DoD procurement practices, lower consolidated sales and changes in annual pension expense, including related assumptions such as the benefit obligation discount rates, among other factors, could result in lower operating margin. Furthermore, select business acquisitions and new business, including contract renewals and new contracts, could have lower future operating margins compared to L-3’s operating margins on existing contracts, and could reduce future consolidated and segment operating margins.

Operating Cash Flow Trends. For the year ended December 31, 2015, Operating Cash Flow was $1,042 million, a decline of 3%, compared to the year ended December 31, 2014. The decrease is primarily due to lower operating income, partially offset by less cash used for working capital, primarily trade accounts payable and accrued expenses.

Other Events

Discontinued Operations. On December 8, 2015, we entered into a definitive agreement to sell our NSS business to CACI International Inc. The transaction was completed on February 1, 2016 for a preliminary sale price of $561 million, subject to finalization based on customary adjustments for closing date net working capital.

The table below presents statement of operations data for NSS, which has been classified as discontinued operations and includes allocated interest expense for debt not directly attributable or related to L-3’s other operations. Interest expense was allocated in accordance with the accounting standards for discontinued operations and was based on the ratio of NSS’s net assets to the sum of: (1) total L-3 consolidated net assets and (2) L-3 consolidated total debt. See Note 3 to the audited consolidated financial statements for additional information.

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Product and service revenues	$1,088	$1,138	$1,202

Operating (loss) income from discontinued operations(1)	(523)	73	95
Interest expense allocated to discontinued operations	(20)	(20)	(20)

(Loss) income from discontinued operations before income taxes(1)	$(543)	$53	$75
Income tax benefit (expense)	21	(21)	(31)

(Loss) income from discontinued operations, net of income taxes(1)	$(522)	$32	$44

(1)	The year ended December 31, 2015, includes a goodwill impairment charge of $571 million ($537 million after income taxes).

Goodwill Impairment Charges and Loss Related to Business Divestitures. Our 2015 results from continuing operations were impacted by the items discussed below, which decreased consolidated operating income by $415 million, net income from continuing operations attributable to L-3 by $284 million and diluted earnings per share from continuing operations by $3.47:

•

Non-cash goodwill impairment charges of $384 million ($264 million after income taxes), or $3.22 per diluted share, including: (i) $338 million related to a decline in the estimated fair value of the Logistics Solutions reporting unit as a result of a decline in its projected future cash flows, and (ii) $46 million related to a business retained by L-3 in connection with the sale of the NSS business, comprised of $37 million related to the re-allocation of impairment charges recorded for the NSS reporting unit during 2015, and $9 million relating to the re-allocation of goodwill; and

•	A pre-tax loss of $31 million ($20 million after income taxes) or $0.25 per diluted share, related to business divestitures.

Our 2015 results from discontinued operations were impacted by goodwill impairment charges of $571 million ($537 million after income taxes), or $6.56 per diluted share, relating to the NSS business. During the third quarter of 2015, a decline in the projected future cash flows of NSS indicated that the carrying amount of the goodwill for the NSS business may not be recoverable. Accordingly, we performed an impairment test for the NSS business, determined that the implied goodwill was lower than the carrying amount, and recorded a non-cash impairment charge of $491 million, of which $456 million is included in discontinued operations, for the resulting impairment of goodwill. In connection with L-3’s annual goodwill impairment test, we determined that the implied goodwill of NSS was lower than the carrying amount and recorded an additional non-cash impairment charge of $117 million, of which $115 million is included in discontinued operations, for the impairment of goodwill of the NSS reporting unit.

In summary, we recorded total impairment charges relating to the NSS business aggregating $608 million during the year ended December 31, 2015, including $117 million during the fourth quarter of 2015 and $491 million during the third quarter of 2015. The NSS goodwill impairment charges were allocated between income from continuing operations and income from discontinued operations based on the relative fair values of the NSS business retained by L-3, and the NSS business sold at each goodwill impairment test date. This resulted in $37 million classified in income from continuing operations and the remaining $571 million classified in income from discontinued operations.

Debt Repurchases, Issuances and Redemptions. On December 7, 2015, L-3 Communications commenced a cash tender offer for up to $300 million aggregate principal amount of its 3.95% Notes due 2024, 1.50% Notes due 2017 and 3.95% Notes due 2016 with an early tender date of December 18, 2015. On December 18, 2015, L-3 determined and announced the pricing terms of this cash tender offer, including total consideration of $986.57 per $1,000 principal amount of 3.95% Notes due 2024. On December 22, 2015, $300 million of 3.95% Notes due 2024, accepted by L-3 in connection with the early tender date, were settled for $296 million in cash, plus accrued and unpaid interest, up to but not including the repurchase date. In connection with the repurchase of the $300 million of 3.95% Notes due 2024, we recorded a debt retirement charge of approximately $1 million.

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

On May 13, 2014, L-3 Holdings called for the redemption of all of its outstanding CODES effective on June 2, 2014. The conversion value of CODES of $935 million was calculated in accordance with the indenture governing the CODES. L-3 Holdings settled the entire conversion value with respect to converted CODES in cash. As of June 20, 2014, the CODES have been retired. As a result of the conversion, we recorded a reduction to shareholders’ equity of $161 million, related to the excess conversion value over the fair value of the debt component of the CODES, net of deferred tax liability.

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

Acquisitions. The table below summarizes the acquisitions that we have completed during the years ended December 31, 2013, 2014, and 2015 referred to herein as business acquisitions. See Note 3 to our audited consolidated financial statements for further information regarding our business acquisitions. During the year ended December 31, 2015, we used net cash of $320 million for business acquisitions.

Business Acquisitions	Date Acquired	Segment	Purchase Price(1)
			(in millions)
2013
Mustang Technology Group, L.P. (Mustang)	December 19, 2013	Electronic Systems	$54

Total 2013			$54

2014
Data Tactics Corporation (L-3 Data Tactics)	March 4, 2014	Discontinued Operations	$57

Total 2014			$57

2015
MITEQ, Inc.	January 21, 2015	Communication Systems	$41
CTC Aviation Group (L-3 CTC)	May 27, 2015	Electronic Systems	236
ForceX, Inc. (L-3 ForceX)	October 13, 2015	Electronic Systems	61

Total 2015			$338

(1)	The purchase price represents the contractual consideration for the acquired business, excluding adjustments for net cash acquired and acquisition transaction costs.

All of our business acquisitions are included in our consolidated results of operations from their dates of acquisition. We regularly evaluate potential business acquisitions. On January 22, 2016, we acquired the assets of Advanced Technical Materials, Inc. (ATM) for a purchase price of $27 million (subject to customary adjustments), which was financed with cash on hand. ATM develops and manufactures a broad product line of passive microwave waveguides and specialized coaxial components.

Business Divestitures. We regularly evaluate potential business divestitures. During the year ended December 31, 2015, we completed the sales of MSI, Broadcast Sports Inc. (BSI), the Tinsley Product Line and Klein Associates, Inc. (Klein). The adjustments we recorded related to the business divestitures are included in the loss related to business divestitures caption on the audited consolidated statements of operations and discussed below. Additionally, these adjustments, the proceeds received and net sales included in continuing operations related to our business divestitures, are summarized in the table below.

	Year Ended December 31, 2015
	Loss Related to Business Divestiture	Proceeds Received	Net Sales
	(in millions)
MSI divestiture	$(17)	$318	$185
BSI divestiture	(4)	26	7
Tinsley Product Line divestiture	(8)	4	9
Klein divestiture	(2)	10	8

Total	$(31)	$358	$209

MSI Divestiture. On May 29, 2015, we completed the sale of our MSI business to Wärtsilä Corporation for a preliminary sale price of €295 million (approximately $318 million), in addition to the assumption by Wärtsilä Corporation of approximately €60 million of MSI employee pension-related liabilities. The sale price is subject to finalization based on customary adjustments for closing date net working capital. MSI was a sector within our Electronic Systems segment, primarily selling to the commercial shipbuilding industry. In accordance with ASU 2014-08, MSI’s assets and liabilities are classified as held for sale in our audited consolidated balance sheet at December 31, 2014 and MSI’s results of operations are included in income from continuing operations for all periods presented. See Note 3 to our audited consolidated financial statements for the major assets and liabilities included in held for sale relating to MSI at December 31, 2014. During the year ended December 31, 2015, we recorded a pre-tax loss of $17 million ($6 million after income taxes, or $0.07 per diluted share) related to the divestiture of MSI. The loss is comprised of: (1) $17 million for a non-cash impairment charge, (2) a loss of $4 million on a forward contract to sell Euro proceeds from the MSI divestiture and (3) a realized gain of $4 million upon completion of the sale of MSI, each of which is discussed below.

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

During the quarterly period ended June 26, 2015, we realized a pre-tax gain of $4 million ($8 million after income tax benefits, or $0.10 per diluted share), based on the proceeds received on the date of sale.

BSI Divestiture. On April 24, 2015, we divested our BSI business for a sale price of $26 million. BSI is a provider of wireless technology and communications systems services for use in the field of sports television broadcasting, and was included in the Sensor Systems sector of the Electronic Systems segment. The divestiture resulted in a pre-tax loss of $4 million ($6 million after income taxes, or $0.08 per diluted share) during the year ended December 31, 2015. In accordance with ASU 2014-08, BSI’s assets and liabilities as of December 31, 2014, and results of operations for all periods presented are classified as held and used in the audited consolidated financial statements.

Tinsley Product Line Divestiture. On July 27, 2015, we divested our Tinsley Product Line for a sale price of $4 million. Tinsley is a provider of optical components, sub-assemblies and passive sub-systems and was included in the Sensor Systems sector of the Electronic Systems segment. The divestiture resulted in a pre-tax loss of $8 million ($6 million after income taxes, or $0.08 per diluted share) during the 2015 Third Quarter. In accordance with ASU 2014-08, Tinsley’s assets and liabilities as of December 31, 2014, and results of operations for all periods presented are classified as held and used in the audited consolidated financial statements.

Klein Divestiture. On December 31, 2015, we divested our Klein business for a sale price of $10 million. Klein is a provider of side scan sonar equipment and waterside security and surveillance systems, and was included in the Power & Propulsion Systems sector of the Electronic Systems segment. The divestiture resulted in a pre-tax loss of $2 million ($2 million after income taxes, or $0.02 per diluted share) during the quarterly period ended December 31, 2015. In accordance with ASU 2014-08, Klein’s assets and liabilities as of December 31, 2014, and results of operations for all periods presented are classified as held and used in the audited consolidated financial statements.

NSS Divestiture. On December 8, 2015, we entered into a definitive agreement to sell our NSS business to CACI International Inc. See “Other Events – Discontinued Operations” above for further discussion of the divestiture and impact on our audited consolidated financial statements.

Critical Accounting Policies

Our significant accounting policies are described in Note 2 to our audited consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and cost of sales during the reporting period. The most significant of these estimates and assumptions relate to contract revenue, profit and loss recognition, fair values of assets acquired and liabilities assumed in business combinations, market values for inventories reported at lower of cost or market, pension and post-retirement benefit obligations, stock-based employee compensation expense, income taxes, including the valuations of deferred tax assets, litigation reserves and environmental obligations, accrued product warranty costs, liabilities for the voluntary return program of various EoTech holographic weapon sights products, and the recoverability, useful lives and valuation of recorded amounts of long-lived assets, identifiable intangible assets and goodwill. Changes in estimates are reflected in the period during which they become known. Actual amounts will differ from these estimates and could differ materially. We believe that our critical accounting estimates have the following attributes: (1) we are required to make assumptions about matters that are uncertain and require judgment at the time of the estimate, (2) use of reasonably different assumptions could have changed our estimates, particularly with respect to estimates of contract revenues and costs, and recoverability of assets, and (3) changes in the estimate could have a material effect on our financial condition or results of operations. We believe the following critical accounting policies contain the more significant judgments and estimates used in the preparation of our financial statements.

Contract Revenue Recognition and Contract Estimates. Approximately 49% of our consolidated net sales are generated from contracts (revenue arrangements) that require us to design, develop, manufacture, modify, upgrade, test and integrate complex aerospace and electronic equipment, and to provide related engineering and technical services according to the buyer’s specifications. These revenue arrangements or contracts are generally fixed-price, cost-plus, or time-and-material type and are covered by accounting standards for construction-type and production-type contracts and federal government contractors. Substantially all of our cost-plus type and time-and-material type contracts are with the U.S. Government, primarily the DoD. Certain of our contracts with the U.S. Government are multi-year contracts that are funded annually by the customer, and sales on these multi-year contracts are based on amounts appropriated (funded) by the U.S. Government. Our remaining sales are accounted for in accordance with accounting standards for revenue arrangements with commercial customers.

Sales and profits on fixed-price type contracts that are covered by accounting standards for construction-type and production-type contracts and federal government contractors are substantially recognized using percentage-of-completion (POC) methods of accounting. Sales on such contracts represent approximately 41% of our consolidated net sales. Sales and profits on fixed-price production contracts under which units are produced and delivered in a continuous or sequential process are recorded as units are delivered based on their contractual selling prices (the “units-of-delivery” method). Sales and profits on each fixed-price production contract under which units are not produced and delivered in a continuous or sequential process, or under which a relatively few number of units are produced, are recorded based on the ratio of actual cumulative costs incurred to total estimated costs at completion of the contract multiplied by the total estimated contract revenue, less cumulative sales recognized in prior periods (the “cost-to-cost” method). Under both POC methods of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year.

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

Adjustments to estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in profit (loss) estimates for all types of contracts subject to percentage-of-completion accounting are recognized on a cumulative catch-up basis in the period in which the revisions are made. Amounts representing contract change orders or claims are included in sales only when they can be reliably estimated and their realization is reasonably assured. The revisions in contract estimates, if significant, can materially affect our results of operations and cash flows, as well as reduce the valuations of receivables and inventories, and, in some cases, result in liabilities to complete contracts in a loss position. Aggregate net changes in contract estimates amounted to increases of $49 million, or 10% of consolidated operating income (6% of segment operating income) for the year ended December 31, 2015, increases of $72 million, or 7% of consolidated operating income for the year ended December 31, 2014, and $106 million, or 9% of consolidated operating income for the year ended December 31, 2013.

Sales and profits on cost-plus type contracts that are covered by accounting standards for government contractors are recognized as allowable costs are incurred on the contract, at an amount equal to the allowable costs plus the estimated profit on those costs. Sales on such contracts represent approximately 8% of our consolidated net sales. The estimated profit on a cost-plus contract is fixed or variable based on the contractual fee arrangement. Incentive and award fees are our primary variable fee contractual arrangement. Incentive and award fees on cost-plus type contracts are included as an element of total estimated contract revenues and recorded to sales when a basis exists for the reasonable prediction of performance in relation to established contractual targets and we are able to make reasonably dependable estimates for them. Sales and profits on time-and-material type contracts are recognized on the basis of direct labor hours expended multiplied by the contractual fixed rate per hour, plus the actual costs of material and other direct non-labor costs. On a time-and-material type contract, the fixed hourly rates include amounts for the cost of direct labor, indirect contract costs and profit. Cost-plus type or time-and-material type contracts generally contain less estimation risks than fixed-price type contracts.

Sales on arrangements for (1) fixed-price type contracts that require us to perform services that are not related to production of tangible assets (Fixed-Price Service Contracts), and (2) certain commercial customers are recognized in accordance with accounting standards for revenue arrangements with commercial customers. Sales for our businesses whose customers are primarily commercial business enterprises are substantially generated from single element revenue arrangements. Sales are recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been performed, the selling price to the buyer is fixed or determinable and collectability is reasonably assured. Sales for Fixed-Price Service Contracts that do not contain measurable units of work performed are generally recognized on a straight-line basis over the contractual service period, unless evidence suggests that the revenue is earned, or obligations fulfilled, in a different manner. Sales for Fixed-Price Service Contracts that contain measurable units of work performed are generally recognized when the units of work are completed. Sales and profit on cost-plus and time-and-material type contracts within the scope of revenue recognition accounting standards for revenue arrangements with commercial customers are recognized in the same manner as those within the scope of contract accounting standards, except for incentive and award fees. Cost-based incentive fees are recognized when they are realizable in the amount that would be due under the contractual termination provisions as if the contract was terminated. Performance based incentive fees and award fees are recorded as sales when objective evidence exists that the fees have been earned.

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

Generally, the largest separately identifiable intangible asset from the businesses that we acquire is the value of their assembled workforces, which includes the human capital of the management, administrative, marketing and business development, scientific, engineering and technical employees of the acquired businesses. The success of our businesses, including their ability to retain existing business (revenue arrangements) and to successfully compete for and win new business (revenue arrangements), is primarily dependent on the management, marketing and business development, contracting, engineering and technical skills and knowledge of our employees, rather than on productive capital (plant and equipment, and technology and intellectual property). Additionally, for a significant portion of our businesses, our ability to attract and retain employees who have U.S. Government security clearances, particularly those with top-secret and above clearances, is critical to our success, and is often a prerequisite for retaining existing revenue arrangements and pursuing new ones. Generally, patents, trademarks and licenses are not material for our acquired businesses. Furthermore, our U.S. Government contracts (revenue arrangements) generally permit other companies to use our patents in most domestic work performed by such other companies for the U.S. Government. Therefore, because intangible assets for assembled workforces are part of goodwill, the substantial majority of the intangible assets for our acquired business acquisitions are recognized as goodwill. Additionally, the value assigned to goodwill for our business acquisitions also includes the value that we expect to realize from cost reduction measures that we implement for our acquired businesses. Goodwill equals the amount of the purchase price of the business acquired in excess of the sum of the fair value of identifiable acquired assets, both tangible and intangible, less the fair value of liabilities assumed. At December 31, 2015, we had goodwill of $6,281 million and identifiable intangible assets of $199 million.

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

We review goodwill for impairment annually as of November 30 and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The accounting standards for goodwill allow for the assessment of qualitative factors, such as macroeconomic conditions, industry and market conditions and entity relevant events or circumstances to determine whether it is more likely or not that the fair value of a reporting unit is less than its carrying amount. L-3 did not utilize a qualitative assessment approach for the November 30, 2015 goodwill impairment test, as we chose instead to complete the quantitative two-step testing process for each reporting unit.

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

L-3 had 10 reporting units at December 31, 2015 (and 11 reporting units at November 30, 2015 when our annual goodwill impairment assessment was completed) compared to 12 reporting units at December 31, 2014. The reduction in the number of our reporting units was due to the divesture of the MSI reporting unit, and the reclassification of the NSS reporting unit into discontinued operations due to the sale of NSS. The Aviation Products and Security & Detection Systems reporting units were consolidated, and the Advanced Programs reporting unit was separated from the Sensor Systems reporting unit. The reporting units that were consolidated had fair values in excess of their carrying values at the time of the realignments and the related goodwill for each was reassigned to the current reporting unit.

L-3’s aggregate balance of goodwill from continuing operations decreased by $231 million to $6,281 million at December 31, 2015 from $6,512 million at December 31, 2014 due to goodwill impairment charges of $384 million, $99 million for foreign currency translation adjustments and $20 million related to business dispositions, partially offset by an increase of $244 million for business acquisitions and $28 million for reclassifications from discontinued operations related to the business retained from the NSS divestiture. L-3’s aggregate balance of goodwill from discontinued operations decreased by $599 million to $390 million at December 31, 2015 from $989 million at December 31, 2014 due to $571 million of goodwill impairment charges and $28 million for reclassifications to continuing operations related to the business retained from the NSS divestiture. The table below presents the number of reporting units and the associated goodwill at December 31, 2015 for each of our reportable segments.

Reportable Segment	Number of Reporting Units	Aggregate Goodwill
		(in millions)
Electronic Systems	6	$3,925
Aerospace Systems	2	1,353
Communication Systems	2	1,003

Total from continuing operations	10	$6,281

Total from discontinued operations	1	$390

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

We recorded aggregate goodwill impairment charges of $955 million in 2015 primarily due to a decline in the estimated fair value of the NSS business and the Logistics Solutions business as a result of the decline in their projected future cash flows. The adjustments we recorded related to goodwill impairment charges are presented in a separate caption on the audited consolidated statements of operations, and are summarized and further discussed below.

	Year Ended December 31, 2015
	Goodwill Impairment Charges
	Continuing Operations	Discontinued Operations	L-3 Consolidated
		(in millions)
Logistics Solutions reporting unit impairment	$338	$—	$338
NSS reporting unit impairment	37	571	608
Re-allocation of goodwill for business retained from NSS	9	—	9

Total	$384	$571	$955

Based on our annual impairment test as of November 30, 2015, we recorded non-cash impairment charges of $455 million for the impairment of goodwill during the fourth quarter of 2015. The goodwill impairment charges were comprised of: (1) $338 million related to a decline in the estimated fair value of the Logistics Solutions reporting unit, which is part of the Aerospace Systems segment, as a result of a decline in its projected future cash flows and (2) $117 million, of which $115 million is included in discontinued operations, related to a decline in the estimated fair value of the NSS reporting unit based on the purchase price indicated in the definitive agreement entered into on December 8, 2015 to sell the NSS business. The decline in projected future cash flows for Logistics Solutions was caused by projected future year lower sales volumes and operating margins. Logistics Solutions did not achieve its 2015 annual plan for orders due to an inability to win new business, in part due to delays of certain contract competitions, as well as certain contract recompetition losses. Additionally, Logistics Solutions did not achieve its 2015 annual plan for sales and operating income primarily due to reduced flight hours and competitive pricing pressures on logistics and maintenance contracts. We determined, during the preparation of our 2016 financial plan and three year forecast (2016-2018), that these factors will continue to affect the future sales and operating income performance of the Logistics Solutions reporting unit.

In connection with the sale of the NSS business, we recorded a non-cash impairment charge of $9 million during the fourth quarter of 2015 related to the re-allocation of goodwill to a business retained by L-3.

During the third quarter of 2015, a decline in the projected future cash flows of NSS indicated that the carrying amount of the goodwill for the NSS business may not be recoverable. Accordingly, we performed an impairment test for the NSS business, determined that the implied goodwill was lower than the carrying amount, and recorded a non-cash impairment charge of $491 million, of which $456 million is included in discontinued operations, for the impairment of goodwill. The goodwill impairment charge was due to a decline in the estimated fair value of the NSS business as a result of a decline in the projected future cash flows of NSS caused by NSS’s inability to achieve its planned 2015 orders, sales and operating income, primarily due to lower than expected new commercial and international business awards, and a reduced outlook for operating margin and international sales.

The more significant assumptions used in our DCF valuations to determine the fair values of our reporting units in connection with the goodwill valuation assessment at November 30, 2015 were: (1) detailed three-year cash flow projections for each of our reporting units, (2) the expected long-term cash flow growth rates for each of our reporting units (commonly known as Terminal Growth Rates), which approximate the expected long-term nominal growth rate for the U.S. DoD budget, the U.S. economy and the respective industries in which the reporting units operate, expected inflation rates, and specific circumstances for each reporting unit, including contracts or programs ending and expected new business, and (3) risk adjusted discount rates, which represent the weighted average cost of capital (WACC) for each reporting unit and include the estimated risk-free rate of return that is used to discount future cash flow projections to their present values. There were no changes to the underlying methods used in 2015 as compared to the prior year DCF valuations of our reporting units.

Each reporting unit WACC was comprised of: (1) an estimated required rate of return on equity, based on publicly traded companies with business and economic risk characteristics comparable to each of L-3’s reporting units (Market Participants), including a risk free rate of return of 2.63% on the 20 year U.S. Treasury Bond as of November 30, 2015 (2.62% as of November 30, 2014) and an equity risk premium of 6% (unchanged compared to November 30, 2014), and (2) an after-tax rate of return on Market Participants’ debt, which was derived from a selected Corporate bond index having a Baa debt rating, consistent with the credit rating of the Market Participants. Each of the estimated required rate of return on equity and the after-tax rate of return on Market Participants’ debt is weighted by the relative market value percentages of the Market Participants’ equity and debt. The WACC assumptions for each reporting unit are based on a number of market inputs that are outside of our control and are updated annually to reflect changes to such market inputs as of the date of our annual goodwill impairment assessments, including changes to: (1) the estimated required rate of return on equity based on historical returns on common stock securities of Market Participants and the Standard & Poor’s 500 Index over the prior five-year period, (2) the risk free rate of return based on the prevailing market yield on the 20 year U.S. Treasury Bond, (3) the rate of return on Corporate bonds having a debt rating consistent with the credit rating of the Market Participants, and (4) the relative market value percentages of Market Participants’ equity and debt.

The table below presents the weighted average risk adjusted discount rate assumptions in WACC, used in our DCF valuation for each of our reportable segments for our goodwill impairment assessments at November 30, 2015 and 2014.

	WACC
Reportable Segments	2015	2014
Electronic Systems(1)	7.28%	7.01%
Aerospace Systems(2)	7.11%	6.83%
Communication Systems(3)	7.36%	6.90%

(1)

The weighted average risk adjusted discount rate in WACC for the Electronic Systems reportable segment is comprised of separate discount rates for each reporting unit within the segment that range from 7.00% to 8.12% for 2015 and 6.71% to 8.37% for 2014.

(2)

The weighted average risk adjusted discount rate in WACC for the Aerospace Systems reportable segment is comprised of separate discount rates for each reporting unit within the segment that range from 7.00% to 8.41% for 2015 and 6.71% to 7.35% for 2014.

(3)

The weighted average risk adjusted discount rate in WACC for the Communication Systems reportable segment is comprised of separate discount rates for each reporting unit within the segment that range from 7.00% to 8.12% for 2015 and 6.71% to 6.93% for 2014.

As presented in the table below, L-3’s historical three-year average annual cash flow growth rates for 2015, 2014 and 2013 for our reportable segments ranged from a negative 18% to a positive 21%. The annual cash flows generated by each of our reporting units vary from year to year, and, therefore, the annual cash flow growth rates do not result in linear trends, due to a number of factors, including, but not limited to: (1) variability of annual sales volume and sales growth rates, (2) increases and decreases in working capital, including customer advance payments and billings on multi-year contracts (revenue arrangements) with long-term performance periods (exceeding one year), (3) the timing of invoicing and cash collections between fiscal years from receivables due from customers on multi-year contracts (revenue arrangements), (4) the timing of increases and decreases of select inventories procured and produced in anticipation of future product sales, which frequently overlap the ending and beginning of fiscal years, (5) the timing of the receipt of award fee and incentive fee payments from customers on contracts (revenue arrangements), (6) variability in annual cash outlays for research and development costs, (7) changes in cash outlays for capital expenditures for property, plant and equipment, and (8) increases in annual sales and costs and expense volumes of a reporting unit resulting from business acquisitions. As a result of the factors discussed above and the varying sizes of our reporting units, the annual cash flow levels and growth rates at the reporting unit level tend to fluctuate significantly from year to year.

The 2015 cash flow amount and the cash flow growth rate for each of the last three years for each of our segments are presented in the following table.

Reportable Segment	Estimated 2015 Cash Flow(1)	Estimated Average Annual Cash Flow Growth Rate(1)
	(in millions)	2015	2014	2013	3 Yr. Average
Electronic Systems(2)	$ 415	(7)%	10%	(6)%	(1) %
Aerospace Systems(3)	$ 196	(24)%	(38)%	8%	(18) %
Communication Systems(4)	$ 287	(2)%	75%	(9)%	21%

(1)	Reportable segment estimated cash flow excludes interest payments on debt and other corporate cash flows.
(2)

The decrease in 2015 cash flows for Electronic Systems was primarily related to Warrior Systems which was negatively impacted by costs related to alleged performance issues with EoTech’s holographic weapons sight (HWS) products and working capital reductions for night vision products in 2014 that did not recur in 2015, partially offset by increased cash flow at Aviation Products & Security due to increases in working capital during 2014 that did not recur in 2015. The increase in 2014 cash flows was primarily a result of a lower effective tax rate, as well as lower working capital requirements at Warrior Systems, partially offset by an increase in working capital for MSI. The decrease in 2013 cash flows was due to lower operating income compared to 2012 and liquidation of advance payments for Sensor Systems.

(3)

The decrease in 2015 cash flows for Aerospace Systems was due to lower operating income compared to 2014 at Aircraft Systems due to cost growth on international head-of-state aircraft modification contracts and higher working capital requirements at ISR Systems. The decrease in 2014 cash flows for Aerospace Systems was due to lower operating income compared to 2013 at Logistics Solutions and Aircraft Systems, partially offset by a decrease in tax payments as a result of a lower effective tax rate. The increase in 2013 cash flows was due to small ISR aircraft sales to the DoD.

(4)

The decrease in 2015 cash flows for Communication Systems was due to an increase in capital expenditures. The increase in 2014 cash flows for Communication Systems was due to lower working capital requirements and capital expenditures, as well as higher operating income and a decrease in tax payments as a result of a lower effective income tax rate. The decrease in 2013 cash flows was due to lower operating income, partially offset by lower capital expenditures.

We consistently consider several factors to determine expected future annual cash flows for our reporting units, including, historical multi-year average cash flow trends by reporting unit and the expected future cash flow growth rates for each of our reporting units primarily based on our estimates of future sales, operating income, and working capital changes. Furthermore, the substantial majority of our reporting units are primarily dependent upon the DoD budget and spending. Sales from DoD customers generate a significant portion of our annual sales and have historically represented approximately 65% or more of our total sales. Accordingly, to determine expected future annual cash flows for our reporting units we also consider: (1) the DoD budget and spending priorities, (2) expansion into new markets, (3) changing conditions in existing markets for our products, systems and services, (4) possible termination of certain government contracts, (5) expected success in new business competitions and re-competitions on existing business, and (6) anticipated operating margins and working capital requirements, which vary significantly depending on the stage of completion (early, mature, ending) of contracts (revenue arrangements). We closely monitor changes in these factors and their impact on the expected cash flow of our reporting units. In addition to these factors that were relevant and specific to each of our reporting units, our goodwill impairment assessments as of November 30, 2015 assumed 2% nominal growth in the base budget beginning with FY 2017, consistent with the base budget cumulative average growth rate during the five year period from FY 2016 to FY 2021, as shown in the DoD budget table presented with our discussion of the business environment on page 34.

Additionally, our actual cash flows may be higher than our projections and the DCF valuation does not reflect actions that we may take to increase the profitability and cash flows of our reporting units, including our two reporting units with fair value cushions of less than 20% in the second table below. Actions we may take include consolidating and streamlining select business operations, creating future synergies with other L-3 businesses, or pursuing incremental targeted growth opportunities. Additionally, the DCF valuations do not assume future business acquisitions or divestitures.

The table below presents the estimated: (1) 2016 cash flow amount, (2) average annual cash flow growth rates for 2016 – 2018, and (3) weighted average annual cash flow growth rates after 2018 for each of our reportable segments.

Reportable Segment	Estimated 2016 Cash Flow(1)	Estimated Average Annual Cash Flow Growth Rates(1)
	(in millions)	3 Yr. Average 2016 – 2018	2019-2020	After 2020 Terminal Growth Rate
Electronic Systems(2)	$313(2)	(0)%	2%	2%
Aerospace Systems(3)	$163(3)	14%	2%	2%
Communications Systems(4)	$139(4)	(16)%	2%	2%

(1)	Reportable segment estimated cash flow excludes interest payments on debt and other corporate cash flows.
(2)

Electronic Systems projected cash flow is expected to decrease by $102 million from $415 million in 2015 to $313 million in 2016. The decrease is primarily due to an increase in forecasted tax payments as a result of a higher effective tax rate in 2016, higher working capital requirements at Power & Propulsion Systems and Aviation Products & Security, and higher capital expenditures at Precision Engagement & Training. Electronic Systems projected cash flow levels are expected to increase to $411 million by 2018, compared to $313 million in 2016 primarily due to forecasted annual sales growth of approximately 3% in 2017 and 2018, and an improvement in forecasted operating margins of approximately 100 basis points from 2016 to 2018. The improvement in forecasted operating margins from 2016 to 2018 is primarily due to higher expected sales volumes for the segment and a reduced level of new business investments for the Advanced Programs business forecasted in 2018. Additionally, cash flows are expected to improve by 2018 due to increased cash receipts on a large engines production contract for a foreign government.

(3)

Aerospace Systems projected cash flow is expected to decrease by $33 million from $196 million in 2015 to $163 million in 2016. The decrease is primarily due to costs in excess of contract value related to performance on the international head-of-state contracts at Aircraft Systems and an increase in forecasted tax payments as a result of a higher effective tax rate, partially offset by higher expected operating income in 2016 at Aircraft Systems and Logistics Solutions. Aerospace Systems projected cash flow levels are expected to increase to $215 million by 2018, compared to $163 million in 2016 primarily due to costs in excess of contract value related to performance on the international head-of-state contracts at Aircraft Systems, which are negatively impacting 2016 cash flows, and not expected to recur in 2018.

(4)

Communications Systems projected cash flow is expected to decrease by $148 million from $287 million in 2015 to $139 million in 2016. The decrease is primarily due to a reduction in working capital requirements at Broadband Communication Systems during 2015 that is not expected to recur in 2016, and higher forecasted tax payments as a result of a higher effective tax rate. Communication Systems projected cash flow levels are expected to increase to $142 million by 2018, compared to $139 million in 2016 primarily due to forecasted average annual sales growth of approximately 2.5% during 2017 and 2018, and an improvement in forecasted operating margins of approximately 40 basis points from 2016 to 2018 primarily related to the Space & Power Systems business for higher expected demand of power devices for commercial satellites, partially offset by expected growth in working capital during 2017 and 2018 to support the forecasted increase in sales.

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

As discussed above, the more significant assumptions used in our DCF valuations for each of our reporting units were detailed three-year undiscounted cash flow projections, risk adjusted discount rates, or WACC, used to discount the cash flow projections to their present value and expected Terminal Growth Rates. The current year (2016-2018) consolidated three-year undiscounted cash flow projections declined 6% compared to the prior year (2015-2017), with the changes by each reporting unit ranging from a decline of 100% to an increase of 12%. The risk adjusted discount rate, or WACC, increased by an average of 36 basis points compared to the prior year valuations primarily due to a 50 basis point increase in the weighted average after-tax cost of debt. The expected Terminal Growth Rates utilized in the current year valuations were consistent with those utilized in the prior year valuations, including 3% for the Aviation Products & Security reporting unit due to higher expected growth in the commercial aviation market, and 2% for all other reporting units due to a continued improved outlook for DoD budgets and a 2% cumulative average annual growth rate for the DoD base budget during the five year period from FY 2016 to FY 2021.

As part of our annual impairment test, we evaluated the sensitivity of the DCF fair value estimates for each reporting unit, which were used for our goodwill impairment assessment, by separately assessing the impact on the estimated fair value of each reporting unit by: (1) increasing the risk adjusted discount rate (WACC) by 50 basis points, or (2) reducing the Terminal Growth Rate by 50 basis points, compared to those used in our estimated fair value calculations, while holding all other assumptions unchanged. All of our reporting units would have had a fair value in excess of their carrying value under both scenarios. In addition, we applied hypothetical decreases to the estimated fair values of each of our reporting units. We determined that a decrease in fair value of at least 20% would be required before any reporting unit, with the exception of two reporting units presented in the table below, would have a carrying value in excess of its fair value. The table below presents the: (1) risk adjusted discount rates, (2) annual cash flow and three-year average growth rate, (3) 2015 cash flow, (4) goodwill balance, and (5) excess fair value percentage and dollar amount, for each of these two reporting units.

Reporting Unit	Risk Adjusted Discount Rates	Estimated Annual Cash Flow Growth Rate(1)				Estimated 2015 Cash Flows(1)	Goodwill Balance(2)	Excess Fair Value(3)
		2015	2014	2013	3-Year Average
($ in millions)
Warrior Systems(4)	7.08%	(88)%	90%	(29)%	(9)%	$7	$604	9%	$79
Power & Propulsion Systems(5)	7.00%	7%	20%	54%	27%	$83	$920	18%	$202

(1)	Reporting unit cash flow excludes interest payments on debt and other corporate cash flows.
(2)	The goodwill balance is as of November 30, 2015, our goodwill impairment testing date.
(3)

The excess fair value represents the percentage and dollar amount by which the fair value of a reporting unit must decline before a potential impairment is identified and would require the second step of the goodwill impairment assessment to be performed.

(4)

Our DCF valuation for the Warrior Systems reporting unit assumed higher projected cash flow of approximately 73% in 2016 compared to 2015 due to higher operating income in 2016 as a result of costs incurred in 2015 related to alleged performance issues with HWS products that are not expected to recur in 2016. In addition, our DCF valuation assumed that projected cash flow in 2017 will grow 7% primarily due to increased sales and remain flat in 2018. Projected cash flows are expected to grow 2% annually beginning in 2019.

(5)

Our DCF valuation for the Power & Propulsion Systems reporting unit assumed projected cash flow of approximately $30 million in 2016 compared to cash flows of $83 million in 2015 due to expected lower operating income, increased working capital needs and liquidation of advance balances in 2016, as well as an increase in forecasted tax payments as a result of a higher effective income tax rate. In 2017, cash flows are assumed to increase to $63 million primarily due to cash receipts on a large engines production contract for a foreign government. In 2018, cash flows are assumed to increase to $72 million due to increasing sales and operating income, as well as increased cash receipts on a large engines production contract for a foreign government. Projected cash flows are expected to grow 2% annually beginning in 2019.

As discussed previously, in addition to the annual goodwill impairment assessment, we review goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of a reporting unit’s goodwill may not be recoverable. As such, listed below are certain circumstances, depending on their outcomes, that may require us to review goodwill for impairment for one or more of the two reporting units in the table above prior to the next annual assessment (November 30, 2016):

•	lower than expected annual sales from our contracts with the DoD, arising from unanticipated changes or reductions to future DoD budgets;

•	the ability of the reporting units, in particular Warrior Systems to achieve 2016 projected sales, operating income and cash flow; and

•	the effect of our voluntary return program for various EoTech holographic weapons sight products that commenced in November 2015 on Warrior Systems expected sales, operating income and cash flow.

Pension Plan and Postretirement Benefit Plan Obligations. The obligations for our pension plans and postretirement benefit plans and the related annual costs of employee benefits are calculated based on several long-term assumptions, including discount rates and expected mortality for employee benefit liabilities, and rates of return on plan assets, and expected annual rates for salary increases for employee participants in the case of pension plans, and expected annual increases in the costs of medical and other health care benefits in the case of postretirement benefit obligations. These long-term assumptions are subject to revision based on changes in interest rates, financial market conditions, expected versus actual returns on plan assets, expected participant mortality and other actuarial assumptions, including future rates of salary increases, benefit formulas and levels, and rates of increase in the costs of benefits. Changes in the assumptions, if significant, could materially affect the amount of annual net periodic benefit costs recognized in our results of operations from one year to the next, the liabilities for the pension plans and postretirement benefit plans, and our annual cash requirements to fund these plans. Our pension expense for 2016 is expected to decrease by $43 million to $96 million from $139 million in 2015. Our discount rate assumption increased from a weighted average rate of 4.14% at December 31, 2014 to 4.63% at December 31, 2015. The expected decrease in our 2016 pension expense is primarily due to the increase in the weighted average discount rate and a change in the approach to measure service and interest costs, partially offset by the impact of lower plan assets resulting from lower than expected actual pension asset returns during 2015.

In 2016, we will change the approach utilized to estimate the service and interest cost components of expense for all of our pension and postretirement benefit plans. Historically, we estimated the service and interest cost components using a single weighted average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. We will elect to use a spot rate approach for our plans in the estimation of the components of benefit cost by applying specific spot rates along the yield curve to the relevant projected cash flows, as we believe this provides a more precise estimate of service and interest costs. This is a change in estimate and we will account for it prospectively beginning in 2016. This change does not affect the measurement of our total benefit obligation. The estimated weighted average discount rates used to measure 2016 pension service and interest costs are 4.93% and 3.98%, respectively. The previous method would have used a weighted average discount rate for both pension service and interest costs of 4.63%, which represents the weighted average discount rate used to determine our benefit obligation at December 31, 2015. We expect this change to result in a reduction to pension expense of approximately $25 million compared to the prior approach. We do not expect this change will result in a material impact to postretirement medical expense. See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Pension Plans” for a further discussion of our estimated 2016 pension expense.

Discount rates are used to determine the present value of our pension obligations and also affect the amount of pension expense in any given period. The discount rate assumptions used to determine our pension and postretirement benefit obligations at December 31, 2015 and 2014 were based on a hypothetical AA yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the yield curve is required to have a rating of AA or better by Moody’s Investors Service, Inc. and/or Standard & Poor’s. The resulting discount rate reflects the matching of plan liability cash flows to the yield curve. For a sensitivity analysis projecting the impact of a change in the discount rate on our projected benefit obligation and pension expense, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Pension Plans.”

Valuation of Deferred Income Tax Assets and Liabilities. At December 31, 2015, we had deferred tax assets of $654 million, deferred tax liabilities of $861 million and a valuation allowance of $9 million. The deferred tax assets included $12 million for loss carryforwards and $6 million for tax credit carryforwards which are subject to various limitations and will expire if unused within their respective carryforward periods. Deferred income taxes are determined separately for each of our tax-paying entities in each tax jurisdiction. The future realization of our deferred income tax assets ultimately depends on our ability to generate sufficient taxable income of the appropriate character (for example, ordinary income or capital gains) within the carryback and carryforward periods available under the tax law and, to a lesser extent, our ability to execute successful tax planning strategies. Based on our estimates of the amounts and timing of future taxable income and tax planning strategies, we believe that we will be able to realize our deferred tax assets, except for capital losses and certain U.S. Federal, foreign and state net operating losses. A change in the ability of our operations to continue to generate future taxable income, or our ability to implement desired tax planning strategies, could affect our ability to realize the future tax deductions underlying our deferred tax assets, and require us to provide a valuation allowance against our deferred tax assets. The recognition of a valuation allowance would result in a reduction to net income and, if significant, could have a material impact on our effective tax rate, results of operations and financial position in any given period.

Liabilities for Pending and Threatened Litigation. We are subject to litigation, government investigations, proceedings, claims or assessments and various contingent liabilities incidental to our business or assumed in connection with certain business acquisitions. In accordance with the accounting standards for contingencies, we accrue a charge for a loss contingency when we believe it is both probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. If the loss is within a range of specified amounts, the most likely amount is accrued, and we accrue the minimum amount in the range if no amount within the range represents a better estimate. Generally, we record the loss contingency at the amount we expect to pay to resolve the contingency and the amount is generally not discounted to the present value. Amounts recoverable under insurance contracts are recorded as assets when recovery is deemed probable. Contingencies that might result in a gain are not recognized until realizable. Changes to the amount of the estimated loss, or resolution of one or more contingencies could have a material impact on our results of operations, financial position and cash flows. See Note 18 to our audited consolidated financial statements for further discussion of our litigation matters.

Valuation of Long-Lived Assets. In addition to goodwill and identifiable intangible assets recognized in connection with our business acquisitions, our long-lived assets also include property, plant and equipment, capitalized software development costs for software to be sold, leased or otherwise marketed, and certain long-term investments. As of December 31, 2015, the consolidated carrying values of our property, plant and equipment were $1,097 million, capitalized software development costs were $61 million and certain long-term investments were $11 million. As of December 31, 2015, the carrying value of our property, plant and equipment represented 9% of total assets and the carrying value of our capitalized software development costs and certain long-term investments each represented less than 1% of total assets. We review the valuation of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value or net realizable value expected to result from the asset’s use and eventual disposition. We use a variety of factors to assess valuation, depending upon the asset. Long-lived assets are evaluated based upon the expected period the asset will be utilized, and other factors depending on the asset, including estimated future sales, profits and related cash flows, estimated product acceptance and product life cycles, changes in technology and customer demand, and the performance of invested companies and joint ventures. Changes in estimates and judgments on any of these factors could have a material impact on our results of operations and financial position.

Results of Operations

The following information should be read in conjunction with our audited consolidated financial statements. The following information has been adjusted to reflect the divestiture of NSS and related classification of its results of operations and cash flows as discontinued operations. Also, our results of operations for the periods presented are affected by our business acquisitions. See Note 3 to our audited consolidated financial statements for a discussion of our business acquisitions and dispositions.

Consolidated Results of Operations

The table below provides selected financial data, excluding discontinued operations, for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,			Increase/ (decrease)	Year Ended December 31,		Decrease
(in millions, except per share data)	2015		2014		2014	2013
Net sales		$10,466	$10,986	(5)%	$10,986	$11,420	(4)%
Operating income		$475	$1,012	(53)%	$1,012	$1,117	(9)%
Loss related to business divestitures		31	—	nm	—	—	nm
Goodwill impairment charges		384	—	nm	—	—	nm

Segment operating income		$890	$1,012	(12)%	$1,012	$1,117	(9)%

Operating margin		4.5%	9.2%	(470) bpts	9.2%	9.8%	(60) bpts
Segment operating margin		8.5%	9.2%	(70) bpts	9.2%	9.8%	(60) bpts
Interest expense		$169	$158	7%	$158	$157	—
Interest and other income, net		$17	$18	(6)%	$18	$20	(10)%
Debt retirement charge		$1	$—	nm	$—	$—	—
Effective income tax rate	$	nm	$26.0%	nm	$26.0%	26.9%	(90) bpts
Net income from continuing operations attributable to L-3		$282	$632	(55)%	$632	$707	(11)%
Adjusted net income from continuing operations attributable to L-3(1)		$566	$632	(10)%	$632	$707	(11)%
Diluted earnings per share from continuing operations		$3.44	$7.20	(52)%	$7.20	$7.76	(7)%
Adjusted diluted earnings per share from continuing operations(1)		$6.91	$7.20	(4)%	$7.20	$7.76	(7)%
Diluted weighted average common shares outstanding		81.9	87.8	(7)%	87.8	91.1	(4)%

nm – not meaningful

  (1)   Non-GAAP metric that excludes the goodwill impairment charge and the aggregate loss related to business divestitures. See the table on page 56 for a reconciliation of this measure.

2015 Compared with 2014

Net Sales: For the year ended December 31, 2015, consolidated net sales of $10.5 billion decreased $520 million, or 5%, compared to the year ended December 31, 2014. Organic sales for the year ended December 31, 2015 declined $269 million, or 3%. Organic sales exclude $354 million related to business divestitures and $103 million from business acquisitions. Sales to the U.S. Government declined 2%, or $173 million, to $7,291 million in the year ended December 31, 2015 compared to $7,464 million in the year ended December 31, 2014, driven primarily by U.S. defense budget constraints and reductions from sequestration, and by the U.S. military drawdown in Afghanistan. Sales to international and commercial customers declined 10%, or $347 million, to $3,175 million in the year ended December 31, 2015, compared to $3,522 million in the year ended December 31, 2014. Organic sales to international and commercial customers decreased $92 million, or 3%, driven by foreign currency exchange rate changes.

Sales from products decreased by $250 million to $6,589 million for the year ended December 31, 2015, compared to $6,839 million for the year ended December 31, 2014. Product sales represented 63% and 62% of consolidated net sales for each of the years ended December 31, 2015 and 2014, respectively. Sales from products declined by: (1) $260 million related to the divestiture of MSI, (2) $113 million for Aircraft Systems due to unfavorable contract performance adjustments on international head-of-state aircraft modification contracts and lower volume to the United States Air Force (USAF) from the DoD’s planned reduction of the Compass Call aircraft and the DoD’s retirement of the Joint Cargo Aircraft (JCA), (3) $79 million related to foreign currency exchange rate changes, (4) $49 million for reduced sales at Warrior Systems driven by lower volume for night vision goggles and the holographic weapons sight voluntary return program at EoTech and (5) $37 million for Space & Power Systems primarily due to lower volume for satellite command and control software for U.S. Government agencies and high frequency radios for a foreign government. These decreases were partially offset by an increase of: (1) $130 million primarily for large ISR aircraft systems for U.S. Government customers and small ISR aircraft systems to the DoD and a foreign government, (2) $100 million primarily due to a higher mix of product sales for Broadband Communication Systems and (3) $58 million primarily for Aviation Products & Security Systems due to deliveries of cockpit avionics products to commercial and DoD customers and airport security systems products to international customers.

Sales from services decreased by $270 million to $3,877 million for the year ended December 31, 2015, compared to $4,147 million for the year ended December 31, 2014. Service sales represented 37% and 38% of consolidated net sales for each of the years ended December 31, 2015 and 2014, respectively. Sales from services declined by: (1) $81 million due to a lower mix of services sales for Broadband Communication Systems, (2) $72 million primarily related to lower sales for small ISR aircraft fleet management services to the DoD due to the U.S. military drawdown in Afghanistan, (3) $72 million related to the MSI and BSI business divestitures, (4) $63 million related to lower volume for field maintenance and sustainment services, primarily for U.S. Army and U.S. Navy aircraft due to the completion of contracts and lower demand and lower prices due to competitive pressures and (5) $29 million related to foreign currency exchange rate changes. These decreases were partially offset by an increase of $47 million primarily due to a higher mix of services sales for Aircraft Systems. See the reportable segment results below for additional discussion of our segment sales trends.

Operating income and operating margin: Consolidated operating income for the year ended December 31, 2015 decreased by $537 million to $475 million, compared to the year ended December 31, 2014. Segment operating income for the year ended December 31, 2015 decreased by $122 million, or 12%, compared to the year ended December 31, 2014. Segment operating margin decreased by 70 basis points to 8.5% for the year ended December 31, 2015 compared to 9.2% for the year ended December 31, 2014. This decrease was driven by higher pension expense of $61 million and unfavorable contract performance adjustments at the Aerospace Systems segment, partially offset by outside accounting and legal advisory expenses incurred in 2014 for the Internal Review completed in October 2014. See the reportable segment results below for additional discussion of sales and operating margin trends.

Interest expense: Interest expense for the year ended December 31, 2015 increased by $11 million compared to the year ended December 31, 2014 due to the issuance of $1 billion in new debt on May 28, 2014, partially offset by the redemption of our 3% Convertible Contingent Debt securities in June 2014.

Interest and other income: Interest and other income, net, for the year ended December 31, 2015 decreased primarily due to lower interest income for a benefit plan trust and lower interest income accretion related to the net investment in sales-type leases of flight simulator systems during the year ended December 31, 2015, partially offset by a loss recorded on the sale of a business within the Warrior Systems sector of the Electronic Systems segment during the year ended December 31, 2014.

Effective income tax rate: The effective income tax rate for the year ended December 31, 2015 is not meaningful due to the goodwill impairment charges taken during 2015. Excluding the goodwill impairment charges and related income tax benefit, the effective income tax rate for 2015 would have decreased to 20.5% from 26.0% in

2014. The decrease was primarily due to: (1) $17 million of foreign tax benefits related to a legal restructuring of our foreign entities and (2) an increased benefit from the Federal Research and Experimentation Tax Credit.

Net income from continuing operations attributable to L-3 and diluted earnings per share (EPS) from continuing operations: Net income from continuing operations attributable to L-3 in the year ended December 31, 2015 decreased to $282 million, compared to $632 million in the year ended December 31, 2014. Diluted EPS from continuing operations decreased 52% to $3.44 from $7.20 in the year ended December 31, 2014.

Adjusted net income from continuing operations attributable to L-3 and adjusted diluted EPS from continuing operations: Adjusted net income from continuing operations attributable to L-3 decreased 10% to $566 million compared to the year ended December 31, 2014, and adjusted diluted EPS from continuing operations decreased 4% to $6.91.

Diluted weighted average common shares outstanding: Diluted weighted average common shares outstanding for the year ended December 31, 2015 declined by 7% compared to the year ended December 31, 2014 due to repurchases of L-3 common stock in connection with our share repurchase programs authorized by our Board of Directors, partially offset by additional shares issued in connection with various employee stock-based compensation programs and contributions to employee savings plans made in common stock.

2014 Compared with 2013

Net Sales: For the year ended December 31, 2014, consolidated net sales of $11 billion decreased $434 million, or 4%, compared to the year ended December 31, 2013, as lower sales to the DoD caused by sequestration cuts and the continuing U.S. military drawdown from Afghanistan impacted each segment. Net sales to the U.S. Government, including sales from acquired businesses of $41 million, declined 7%, or $544 million, to $7,464 million in the year ended December 31, 2014, compared to $8,008 million in the year ended December 31, 2013. This decrease was partially offset by an increase in net sales to international and commercial customers of 3%, or $110 million, to $3,522 million in the year ended December 31, 2014, compared to $3,412 million in the year ended December 31, 2013. Net sales to international and commercial customers, as a percentage of consolidated net sales, increased to 32% for the year ended December 31, 2014, as compared to 30% for the year ended December 31, 2013.

Sales from products decreased by $290 million to $6,839 million for the year ended December 31, 2014, compared to $7,129 million for the year ended December 31, 2013. Product sales represented 62% of consolidated net sales for each of the years ended December 31, 2014 and 2013. Sales of products declined: (1) $222 million for Broadband Communication Systems, primarily due to lower U.S. Army demand for remote video terminals driven by the U.S. military drawdown from Afghanistan, and lower volume for airborne and ground-based networked communication systems as contracts near completion and due to declining demand related to DoD budget reductions, (2) $124 million for Aircraft Systems due to reduced deliveries of aircraft cabin assemblies and subassemblies based on contractual delivery schedules, lower volume for the Canadian DND and commercial contracts nearing completion, and lower volume to the USAF from the DoD’s planned reduction in the Compass Call aircraft fleet, partially offset by increased volume for the Australia C-27J aircraft, (3) $55 million for Sensor Systems due to declining demand primarily for airborne EO/IR turrets to the U.S. military related to the drawdown from Afghanistan and the completion of a contract for force protection products for a foreign ministry of defense, (4) $32 million primarily for Tactical Satellite Communications due to lower demand and timing of deliveries of mobile and ground-based satellite communication systems for the U.S. military and (5) $14 million for Precision Engagement & Training primarily due to reduced deliveries of U.S. Army, rotary wing training systems for the Flight School XXI program based on contractual delivery schedules, lower volume for upgrades for F/A-18 flight simulator trainers and completed contracts for guidance products for the U.S. Army. These decreases were partially offset by organic sales growth of: (1) $42 million for Space & Power Systems due to increased deliveries of power devices for commercial satellites, (2) $42 million for Aviation Products & Security Systems due to increased demand for airport security system products from international customers and the Transportation Security Administration (TSA) and (3) $32 million for MSI due to timing of deliveries of shipbuilding products to a foreign navy and commercial customers. The Mustang Technology Group acquisition increased sales by $41 million.

Sales from services decreased by $144 million to $4,147 million for the year ended December 31, 2014, compared to $4,291 million for the year ended December 31, 2013. Service sales represented 38% of consolidated net sales for each of the years ended December 31, 2014 and 2013. Sales from services decreased: (1) $72 million due to lower volume for Aircraft Systems to the USAF from the DoD’s retirement of the JCA, (2) $46 million due to lower sales for small ISR aircraft fleet management services to the DoD due to the U.S. military drawdown in Afghanistan, (3) $19 million due to a lower mix of services sales primarily for Tactical Satellite Communications and (4) $7 million due to lower demand for field maintenance and sustainment services for USAF training aircraft. See the reportable segment results for additional discussion of our segment sales trends.

Operating income and operating margin: Operating income for the year ended December 31, 2014 of $1,012 million decreased $105 million, or 9%, compared to the year ended December 31, 2013. Operating margin decreased by 60 basis points to 9.2% for the year ended December 31, 2014, compared to 9.8% for the year ended December 31, 2013. Operating margin decreased by: (1) 130 basis points due to lower sales and mix changes and unfavorable contract performance adjustments in the Aerospace Systems segment and $25 million of outside accounting and legal advisory costs incurred in connection with the internal review of the Aerospace Systems segment and (2) 20 basis points due to a charge of $18 million in the Electronic Systems segment related to a product specifications matter. These decreases were partially offset by lower pension expense of $94 million ($59 million after income taxes, or $0.67 per diluted share), which increased operating margin by 90 basis points. See the reportable segment results below for additional discussion of segment operating margin trends.

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

Effective income tax rate: The effective tax rate for the year ended December 31, 2014 decreased to 26.0% from 26.9% primarily due to a lower effective tax rate on foreign earnings.

Net income from continuing operations attributable to L-3 and diluted EPS from continuing operations: Net income from continuing operations attributable to L-3 in the year ended December 31, 2014 decreased 11% to $632 million compared to the year ended December 31, 2013, and diluted EPS from continuing operations decreased 7% to $7.20 from $7.76.

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

The table below presents a reconciliation of net income from continuing operations attributable to L-3 to adjusted net income from continuing operations attributable to L-3 and diluted EPS from continuing operations to adjusted diluted EPS from continuing operations.

	Year Ended December 31,
	2015	2014	2013
	(in millions, except per share data)
Net income from continuing operations attributable to L-3	$282	$632	$707
Loss on business divestitures	20	—	—
Goodwill impairment charges	264	—	—

Adjusted net income from continuing operations attributable to L-3(1)	$566	$632	$707

Diluted EPS from continuing operations attributable to L-3 Holdings’ common stockholders	$3.44	$7.20	$7.76
EPS impact of loss on business divestitures(A)	0.25	—	—
EPS impact of the goodwill impairment charges(B)	3.22	—	—

Adjusted diluted EPS from continuing operations(1)	$6.91	$7.20	$7.76

(A) Loss on business divestitures	$(31)	$—	$—
Tax benefit	11	—	—

After-tax impact	(20)	—	—
Diluted weighted average common shares outstanding	81.9	—	—
Per share impact(2)	$(0.25)	$—	$—

(B) Goodwill impairment charges	$(384)	$—	$—
Tax benefit	120	—	—

After-tax impact	(264)	—	—
Diluted weighted average common shares outstanding	81.9	—	—
Per share impact	$(3.22)	$—	$—

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

Reportable Segment Results of Operations. The table below presents selected data by reportable segment reconciled to consolidated totals. The results of operations of the NSS business sold to CACI International Inc. are classified as discontinued operations for all periods presented. Accordingly, the NSS business is no longer a reportable segment. See Note 21 to our audited consolidated financial statements for additional reportable segment data.

	Year Ended December 31,
	2015	2014	2013
	(dollars in millions)
Net sales:(1)
Electronic Systems	$4,269	$4,645	$4,639
Aerospace Systems	4,156	4,321	4,551
Communication Systems	2,041	2,020	2,230

Consolidated net sales	$10,466	$10,986	$11,420

Operating income:
Electronic Systems	$489	$533	$529
Aerospace Systems	205	283	421
Communication Systems	196	196	167

Total segment operating income	890	1,012	1,117
Loss related to business divestitures	(31)	—	—
Goodwill impairment charges	(384)	—	—

Consolidated operating income	$475	$1,012	$1,117

Operating margin:
Electronic Systems	11.5%	11.5%	11.4%
Aerospace Systems	4.9%	6.5%	9.3%
Communication Systems	9.6%	9.7%	7.5%

Total segment operating margin	8.5%	9.2%	9.8%
Loss related to business divestitures	(0.3)%	—	—
Goodwill impairment charges	(3.7)%	—	—

Consolidated operating margin	4.5%	9.2%	9.8%

(1)	Net sales are after intercompany eliminations.

Electronic Systems

	Year Ended December 31,		Decrease	Year Ended December 31,		Increase
	2015	2014		2014	2013
	(dollars in millions)
Net sales	$4,269	$4,645	(8.1)%	$4,645	$4,639	0.1%
Operating income	489	533	(8.3)%	533	529	0.8%
Operating margin	11.5%	11.5%	— bpts	11.5%	11.4%	10 bpts

2015 Compared with 2014

Electronic Systems net sales for the year ended December 31, 2015 decreased by $376 million, or 8%, compared to the year ended December 31, 2014. Excluding $354 million related to the divestitures of MSI, BSI, and the Tinsley Product Line, and $49 million for the CTC and ForceX acquisitions, organic sales declined $71 million, or 2%. The decrease was due to: (1) $85 million related to foreign currency exchange rate changes and (2) $24 million related to reduced sales at Warrior Systems driven by lower volume for night vision goggles and $20 million related to the holographic weapons sight voluntary return program at EoTech, further discussed below. These decreases were partially offset by $58 million, primarily for Aviation Products & Security Systems, due to deliveries of cockpit avionics products to commercial and DoD customers and airport security systems products to international customers.

Electronic Systems operating income for the year ended December 31, 2015 decreased by $44 million, or 8%, compared to the year ended December 31, 2014. Operating margin remained at 11.5% compared to the year ended December 31, 2014. Operating margin increased by: (1) 50 basis points due to acquisitions and divestitures, (2) 40 basis points for favorable contract performance adjustments and (3) 20 basis points due to lower severance expense of $8 million. These increases were offset by decreases of: (1) 80 basis points primarily due to lower volume for Sensor Systems and sales mix changes for Aviation Products & Security and (2) 30 basis points due to higher pension expense of $13 million.

In November 2015, we commenced a voluntary return program and began accepting customer returns for various EoTech holographic weapons sight (HWS) products that may have been affected by certain performance issues. The return program gives eligible owners of such HWS products the option to return their products in exchange for the purchase price, including shipping costs. We recorded a reduction to net sales of $20 million in the Warrior Systems sector of the Electronic Systems segment in the 2015 fourth quarter associated with establishing a product returns reserve to reflect the estimated cost of the return program. Our estimated product returns reserve is based on several factors, including the number of HWS units that we anticipate purchasers will return. Our product returns reserve estimate is based on: (1) our analysis of various factors, including an assumed product return rate consistent with claim rates in other circumstances, (2) our experience to date with the voluntary return program, and among other things, an assumption that only a very small percentage of the total number of HWS products sold by us and eligible for the voluntary return program will be returned, and (3) an assumed average unit purchase price of approximately $500. The voluntary return program is in the early stages of implementation, and we will continue to evaluate the amount of the product returns reserve in connection with the return program. Our evaluation, including as a result of our actual experience with the voluntary return program, may lead us to record an adjustment to the product returns reserve in future periods. Any such adjustment could be material.

2014 Compared with 2013

Electronic Systems net sales for the year ended December 31, 2014 increased by $6 million, or less than 1%, compared to the year ended December 31, 2013. Sales increased: (1) $37 million for Aviation Products & Security Systems due to increased volume for airport security system products from international customers and the TSA, (2) $28 million for MSI due to timing of deliveries of shipbuilding products to a foreign navy and commercial customers, (3) $25 million for Power & Propulsion Systems primarily due to increased volume on certain contracts including an engine production contract to a foreign military and missile targets to the Missile Defense Agency (MDA), partially offset by lower volume on undersea warfare products, and (4) $16 million primarily for Warrior Systems due to increased deliveries of night vision goggles to foreign militaries and the U.S. Army, partially offset by lower demand for holographic weapons sights for the commercial sporting and recreational markets. The Mustang Technology Group business acquisition increased sales by $41 million. These increases were partially offset by sales decreases of: (1) $71 million for Precision Engagement and Training due to reduced deliveries of U.S. Army rotary wing training systems for the Flight School XXI program, lower volume for upgrades for F/A-18 flight simulator trainers and completed contracts for guidance products for the U.S. Army, and (2) $70 million primarily for Sensor Systems primarily due to lower volume for airborne EO/IR turrets to the U.S. military due to the drawdown from Afghanistan, and the completion of a contract for force protection products for a foreign ministry of defense.

Electronic Systems operating income for the year ended December 31, 2014 increased by $4 million, or 1%, compared to the year ended December 31, 2013. Operating margin increased by 10 basis points to 11.5%. Operating margin increased by 70 basis points due to lower pension expense of $31 million and 30 basis points primarily due to improved contract performance, primarily for Power & Propulsion Systems, Precision Engagement and Training and Warrior Systems. These increases were offset by decreases of: (1) 50 basis points primarily due to lower sales for Sensor Systems, and (2) 40 basis points due to a charge of $18 million related to a product specifications matter.

Aerospace Systems

	Year Ended December 31,		Decrease	Year Ended December 31,		Decrease
	2015	2014		2014	2013
	(dollars in millions)
Net sales	$4,156	$4,321	(3.8)%	$4,321	$4,551	(5.1)%
Operating income	205	283	(27.6)%	283	421	(32.8)%
Operating margin	4.9%	6.5%	(160) bpts	6.5%	9.3%	(280) bpts

2015 Compared with 2014

Aerospace Systems net sales for the year ended December 31, 2015 decreased by $165 million, or 4%, compared to the year ended December 31, 2014. Sales decreased $159 million for Aircraft Systems and $63 million for Logistics Solutions. Sales for ISR Systems increased by $57 million. Sales decreased for Aircraft Systems due to lower volume of: (1) $74 million primarily on the USAF Compass Call aircraft and the DoD’s retirement of the JCA, (2) $39 million on international head-of-state aircraft modification contracts primarily due to unfavorable contract performance adjustments, (3) $28 million for modification contracts primarily for the U.S. Navy maritime patrol aircraft and (4) $18 million primarily for aircraft cabin assemblies and subassemblies. The decrease in sales for Logistics Solutions was due to lower volume for field maintenance and sustainment services, primarily for U.S. Army and U.S. Navy aircraft due to the completion of contracts and lower demand and lower prices due to competitive pressures. The increase in ISR Systems was due to an increase in sales of $182 million primarily for large ISR aircraft systems for U.S. Government customers and small ISR aircraft systems to the DoD and a foreign government, partially offset by $125 million of lower sales for small ISR aircraft fleet management services to the DoD due to the U.S. military drawdown in Afghanistan.

Aerospace Systems operating income for the year ended December 31, 2015 decreased by $78 million, or 28%, compared to the year ended December 31, 2014. Operating margin decreased by 160 basis points to 4.9%. Operating margin decreased by: (1) 250 basis points due to contract performance adjustments at Aircraft Systems, which included $101 million of cost growth on international head-of-state aircraft modification contracts, compared to $15 million of cost growth on the same contracts in the year ended December 31, 2014, (2) 100 basis points primarily due to reduced flight hours and lower pricing due to competitive pressures on logistics and maintenance contracts, including the U.S. Navy T-45 contract and (3) 70 basis points due to higher pension expense of $28 million. These decreases were partially offset by: (1) 110 basis points due to favorable contract performance adjustments at ISR Systems, (2) 70 basis points for improved performance on the Army C-12 contract due to better terms on the new contract and $18 million due to a partial recovery of cost overruns recognized in prior periods on the previous contract, (3) 40 basis points due to a $17 million increase in reserves for excess and obsolete inventory at Logistics Solutions recorded during the year ended December 31, 2014 and (4) 40 basis points due to $25 million of outside accounting and legal advisory expenses incurred for the Internal Review completed in October 2014.

2014 Compared with 2013

Aerospace Systems net sales for the year ended December 31, 2014 decreased by $230 million, or 5%, compared to the year ended December 31, 2013. Sales decreased $198 million for Aircraft Systems, $25 million for ISR Systems and $7 million for Logistics Solutions. Aircraft Systems sales decreased: (1) $89 million due to lower volume to the USAF from the DoD’s retirement of the JCA and the DoD’s planned reduction in the Compass Call aircraft fleet, (2) $89 million due to lower volume for aircraft modifications for the U.S. Navy maritime patrol aircraft due to the transition to a new aircraft platform and international head-of-state aircraft, (3) $59 million primarily due to lower volume for the Canadian DND and commercial contracts nearing completion and (4) $48 million due to reduced deliveries of aircraft cabin assemblies and subassemblies. These decreases were partially offset by a sales increase of $55 million for the Australia C-27J aircraft and $32 million primarily due to higher volume for foreign military aircraft modification contracts. ISR Systems sales declined primarily due to lower sales and volume for small ISR aircraft and aircraft systems due to the U.S. military drawdown in Afghanistan. Logistics Solutions sales declined due to decreased volume for field maintenance and sustainment services for USAF training aircraft.

Aerospace Systems operating income for the year ended December 31, 2014 decreased by $138 million, or 33%, compared to the year ended December 31, 2013. Operating margin declined by 280 basis points to 6.5%. Operating margin declined by: (1) 180 basis points primarily due to lower sales and mix changes, (2) 80 basis points due to unfavorable contract performance adjustments on modification contracts for international head-of-state and search and rescue aircraft, (3) 60 basis points due to $25 million of charges for outside accounting and legal advisory costs incurred in connection with the internal review of the Aerospace Systems segment, and (4) 40 basis points primarily due to unfavorable contract performance adjustments on a number of contracts for aircraft cabin assemblies. These decreases were partially offset by 80 basis points due to lower pension expense of $35 million.

Communication Systems

	Year Ended December 31,		Increase/ (decrease)	Year Ended December 31,		Increase/ (decrease)
	2015	2014		2014	2013
			(dollars in millions)
Net sales	$2,041	$2,020	1.0%	$2,020	$2,230	(9.4)%
Operating income	196	196	—	196	167	17.4%
Operating margin	9.6%	9.7%	(10) bpts	9.7%	7.5%	220 bpts

2015 Compared with 2014

Communication Systems net sales for the year ended December 31, 2015 increased by $21 million, or 1%, compared to the year ended December 31, 2014. Excluding $55 million related to the Miteq acquisition, organic sales declined by $34 million, or 2%. The decrease was due to: (1) $37 million for Space & Power Systems, primarily satellite command and control software for U.S. Government agencies and high frequency radios for a foreign government and (2) $20 million for Advanced Communications products, primarily secure data recorders and communications equipment for the U.S. military as contracts near completion. These decreases were offset by $23 million for Broadband Communication Systems, primarily due to increased volume for development and production of secure networked communication systems for the U.S. military. For Tactical Satellite Communications products, lower sales of mobile and ground based satellite communication systems for the U.S. military were offset by sales on a new contract for the Australian Defence Force.

Communication Systems operating income for the year ended December 31, 2015 remained the same at $196 million compared to the year ended December 31, 2014. Operating margin decreased by 10 basis points to 9.6%. Operating margin decreased by 100 basis points due to higher pension expense of $20 million. Improved contract performance and sales and mix changes, partially offset by lower margins from the Miteq acquisition, increased operating margin by 90 basis points.

2014 Compared with 2013

Communication Systems net sales for the year ended December 31, 2014 decreased by $210 million, or 9%, compared to the year ended December 31, 2013. Sales decreased $194 million for Broadband Communication Systems primarily due to: (1) lower volume for airborne and ground-based networked communication systems as contracts near completion and demand declines due to DoD budget reductions, (2) lower U.S. Army demand for remote video terminals and ISR support services driven by the U.S. military drawdown from Afghanistan, and (3) the completion of a specialty radio frequency (RF) contract for the U.S. Army. Sales also decreased $62 million for Tactical Satellite Communications products primarily due to lower demand and timing of deliveries of mobile and ground-based satellite communication systems for the U.S. military. These decreases were partially offset by an increase of $46 million primarily for Space & Power Systems due to increased deliveries of power devices for commercial satellites.

Communication Systems operating income for the year ended December 31, 2014 increased by $29 million, or 17%, compared to the year ended December 31, 2013. Operating margin increased by 220 basis points to 9.7%. Operating margin increased by: (1) 140 basis points due to lower pension expense of $28 million, (2) 50 basis points due to improved productivity, and (3) 30 basis points primarily due to lower development and production costs for Broadband Communication Systems.

Liquidity and Capital Resources

Anticipated Sources and Uses of Cash Flow

At December 31, 2015, we had total cash and cash equivalents of $207 million. While no amounts of the cash and cash equivalents are considered restricted, $153 million was held by the Company’s foreign subsidiaries. The repatriation of cash held in non-U.S. jurisdictions is subject to local capital requirements, as well as income tax considerations. Our primary source of liquidity is cash flow generated from operations and our cash on hand. We generated $1,042 million of net cash from operating activities from continuing operations during the year ended December 31, 2015. Significant cash uses during the year ended December 31, 2015 included $740 million to repurchase shares of our common stock, $320 million related to business acquisitions, $296 million to repurchase $300 million aggregate principal amount of our 3.95% Notes due 2024, $214 million related to dividends and $197 million related to capital expenditures. Additionally, L-3 received net cash proceeds of $318 million for the MSI, BSI, Tinsley Product Line and Klein divestitures.

As of December 31, 2015, we had the full availability of our $1 billion Amended and Restated Revolving Credit Facility (Credit Facility), which expires on February 3, 2017. We currently believe that our cash from operating activities together with our cash on hand and available borrowings under our Credit Facility will be adequate for the foreseeable future to meet our anticipated requirements for working capital, capital expenditures, defined benefit plan contributions, commitments, contingencies, research and development expenditures, select business acquisitions (depending on the size), program and other discretionary investments, interest payments, income tax payments, L-3 Holdings’ dividends and share repurchases. Additionally, we expect to retire approximately $300 million of aggregate principal amount of debt in 2016, using a portion of the proceeds received from the divestiture of NSS, which was completed on February 1, 2016.

Balance Sheet

Billed receivables decreased by $57 million to $746 million at December 31, 2015 from $803 million at December 31, 2014 primarily due to: (1) the timing of billings and collections for Precision Engagement & Training, (2) $16 million for foreign currency translation adjustments, and (3) $12 million from the MSI, BSI, Tinsley Product Line, and Klein business divestitures. These decreases were partially offset by an increase of $21 million from the L-3 CTC, Miteq, and L-3 ForceX business acquisitions.

Contracts in process decreased by $67 million to $2,081 million at December 31, 2015 from $2,148 million at December 31, 2014. During the year ended December 31, 2015, contracts in process decreased: (1) $25 million for foreign currency translation adjustments, (2) $10 million primarily for the MSI, BSI, Tinsley Product Line and Klein business divestitures, and (3) $32 million comprised of:

•

decreases of $8 million in unbilled contract receivables primarily due to shipments for Broadband Communication Systems, partially offset by sales exceeding billings for Precision Engagement & Training and

•

decreases of $24 million in inventoried contract costs, comprised of decreases for Sensor Systems and Aircraft Systems, partially offset by increases for Broadband Communication Systems due to the timing of deliveries.

L-3’s receivables days sales outstanding (DSO) was 70 at December 31, 2015, compared with 72 at December 31, 2014. We calculate our DSO by dividing: (1) our aggregate end of period billed receivables and net unbilled contract receivables, by (2) our trailing 12 month sales adjusted, on a pro forma basis, to include sales from business acquisitions and exclude sales from business divestitures that we completed as of the end of the period and discontinued operations, multiplied by the number of calendar days in the trailing 12 month period (365 days at December 31, 2015 and 2014). Our trailing 12 month pro forma sales were $10,314 million at December 31, 2015 and $10,460 million at December 31, 2014. The decrease in DSO during 2015 was primarily due to a decrease in net billed and unbilled contract receivables, which is discussed above.

Inventories increased by $45 million to $333 million at December 31, 2015 from $288 million at December 31, 2014, primarily due to $16 million of acquired inventories from the Miteq business acquisition and for Aviation Products & Security Systems and Space & Power Systems to support customer demand.

The decrease in assets and liabilities held for sale was due to the divestiture of MSI on May 29, 2015.

The decrease in assets of discontinued operations was primarily due to $571 million of goodwill impairment charges relating to the NSS business.

The increase in PP&E was primarily due to capital expenditures exceeding depreciation expense during 2015.

Goodwill decreased by $231 million to $6,281 million at December 31, 2015 from $6,512 million at December 31, 2014. The table below presents the changes in goodwill by segment.

	Electronic Systems	Aerospace Systems	Communication Systems	Consolidated Total
	(in millions)
Balance at December 31, 2014	$3,773	$1,730	$1,009	$6,512
Business acquisitions(1)	233	—	11	244
Business divestitures(2)	(20)	—	—	(20)
Impairment charges(3)	(26)	(338)	(20)	(384)
Business retained from NSS divestiture	26	—	2	28
Foreign currency translation adjustments(4)	(61)	(39)	1	(99)

Balance at December 31, 2015	$3,925	$1,353	$1,003	$6,281

(1)

The increase in goodwill for the Electronic Systems segment was due to the L-3 CTC and L-3 ForceX business acquisitions. The increase in goodwill for the Communication Systems segment was due to the Miteq business acquisition.

(2)	The decrease in goodwill for the Electronic Systems segment was due to the divestitures of BSI, the Tinsley Product Line and Klein.
(3)	See “Other Events” for a discussion of goodwill impairment charges recorded during 2015.
(4)

The decrease in goodwill presented in the Electronic Systems segment was primarily due to the strengthening of the U.S. dollar against the Canadian dollar, the British pound and the Euro during 2015. The decrease in goodwill presented in the Aerospace Systems segment was due to the strengthening of the U.S. dollar against the Canadian dollar during 2015.

The increase in identifiable intangible assets was primarily due to $39 million of intangible assets recognized for the L-3 CTC, L-3 ForceX and Miteq business acquisitions, partially offset by amortization expense.

The fluctuations in accounts payable and accrued expenses were primarily due to the timing of when invoices for purchases from third party vendors and subcontractors were received and payments were made, and $11 million of acquired balances from the L-3 CTC, Miteq, and L-3 ForceX business acquisitions.

Accrued employment costs increased primarily due to an increase in accrued salaries and wages due to the timing of payroll dates at the end of 2015 compared to the end of 2014.

Pension Plans

L-3 maintains defined benefit pension plans covering approximately 29% of its employees. At December 31, 2015, L-3’s projected benefit obligation (PBO), which includes accumulated benefits plus the incremental benefits attributable to projected future salary increases for covered employees, was $3,448 million and exceeded the fair value of L-3’s pension plan assets of $2,552 million by $896 million. At December 31, 2014, L-3’s PBO was $3,663 million and exceeded the fair value of L-3’s pension plan assets of $2,570 million by $1,093 million. The $197 million decrease in our unfunded status was primarily due to the increase in our weighted average discount rate from 4.14% at December 31, 2014 to 4.63% at December 31, 2015 and the divestiture of MSI on May 29, 2015, which included the assumption by Wärtsilä Corporation of MSI’s pension liabilities.

The expected long-term return on plan assets assumption represents the average rate that we expect to earn over the long-term on the assets of our benefit plans, including those from dividends, interest income and capital appreciation. We utilize a third-party consultant to assist in the development of the expected long-term return on plan assets, which is based on expectations regarding future long-term rates of return for the plans’ investment portfolio, with consideration given to the allocation of investments by asset class and historical and forward looking rates of return for each individual asset class. With respect to the determination of our expected long-term return on plan assets assumption for the year ended December 31, 2015, we considered: (1) a 20 year forward looking return on plan assets as developed by our third-party consultant, which is currently 7.99% for our U.S. plans and 7.25% for our Canadian plans and (2) our historical returns. While we review historical rates of return on our plan assets, the substantial volatility in any one year can result in historical data that is less indicative of future returns. Accordingly, we give greater consideration toward forward looking returns in developing our expected long-term return on plan assets assumption. In reviewing our historical returns, we noted that the average annual return on our U.S. pension plan assets over the period since L-3’s formation in 1997 through 2014, net of investment management fees and administrative costs, determined on an arithmetic basis, was 7.73%. Arithmetic annual averages represent the simple average returns over independent annual periods. In addition, the actual annual returns have exceeded our long-term return on plan assets assumption in 11 of the past 18 years since L-3’s formation. Since we have not had a significant change in investment strategy, and based on the forward looking and historical returns on our plan assets discussed above and an allotment for active management, we believe our existing weighted average long-term return on plan assets assumption of 8.13% is within a reasonable range, and determined that our weighted average long-term return on plan assets assumption in 2015 was 8.14%, which has increased slightly due to the effects of weighting the component assumptions for our U.S. and Canadian plan assets.

We recorded net actuarial gains of $132 million in the year ended December 31, 2015 primarily due to the increase in our weighted average discount rate, partially offset by lower than expected actual pension asset returns during 2015 as noted above, which is reflected in accumulated other comprehensive loss. Actuarial gains and losses in a period represent the difference between actual and actuarially assumed experience, primarily due to discount rates and pension plan asset returns. Actuarial gains and losses that our pension plans experience are not recognized in pension expense in the year incurred, but rather are recorded as a component of accumulated other comprehensive income (loss). The accumulated gains and losses in excess of a corridor, defined as the greater of 10% of the fair value of a plan’s assets and 10% of its projected benefit obligation, are generally amortized to pension expense in future periods over the estimated average remaining service periods of the covered employees. See Note 19 to our audited consolidated financial statements for additional information regarding our pension plans.

Our pension expense for 2015 was $139 million. We currently expect pension expense for 2016 to decrease $43 million to approximately $96 million primarily due to the increase in our weighted average discount rates and a change in the approach to measure service and interest costs, partially offset by the impact of lower plan assets resulting from lower than expected actual pension asset returns during 2015.

Our pension expense for 2016 may be different from our current expectations when finalized due to a number of factors, including the effect of any future business acquisitions and divestitures for which we assume liabilities for pension benefits, changes in headcount at our businesses that sponsor pension plans, actual pension plan contributions and changes (if any) to our pension assumptions for 2016, including the discount rate, mortality rates, expected long-term return on plan assets and salary increases.

Our cash pension contributions for 2015 were $97 million and we currently expect to contribute approximately $100 million to our pension plans in 2016. Actual 2016 pension contributions could be affected by changes in the funded status of our pension plans during 2016. A substantial portion of our pension plan contributions for L-3’s businesses that are U.S. Government contractors are recoverable as allowable indirect contract costs at amounts generally equal to the annual pension contributions.

Our projected benefit obligation and annual pension expense are significantly affected by, holding all other assumptions constant, certain actuarial assumptions. The following table illustrates the sensitivity of a change in certain assumptions for our pension plans and resulting increase (decrease) to the 2016 expected pension expense and PBO at December 31, 2015.

	Effect on 2016 Pension Expense	Effect on December 31, 2015 PBO
	(in millions)
25 basis point decrease in discount rate	$13	$120
25 basis point increase in discount rate	(13)	(113)
25 basis point decrease in expected return on assets	6	N/A
25 basis point increase in expected return on assets	(6)	N/A

Statement of Cash Flows

The table below provides a summary of our cash flows from (used in) operating, investing, and financing activities for the periods indicated.

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Net cash from operating activities from continuing operations	$ 1,042	$ 1,071	$ 1,156
Net cash used in investing activities from continuing operations	(192)	(221)	(256)
Net cash used in financing activities from continuing operations	(1,178)	(876)	(849)

Operating Activities — Continuing Operations

2015 Compared with 2014. We generated $1,042 million of cash from operating activities during the year ended December 31, 2015, a decrease of $29 million compared with $1,071 million generated during the year ended December 31, 2014. The decrease was due to $348 million of lower income from continuing operations. This decrease was partially offset by increases of: (1) $260 million for higher non-cash expenses related to goodwill impairment charges, net of related tax benefits and (2) $59 million of less cash used for changes in operating assets and liabilities primarily related to trade accounts payable and accrued expenses. The net cash from changes in operating assets and liabilities is further discussed above under “Liquidity and Capital Resources — Balance Sheet.”

2014 Compared with 2013. We generated $1,071 million of cash from operating activities during the year ended December 31, 2014, a decrease of $85 million compared with $1,156 million generated during the year ended December 31, 2013. The decrease was due to $71 million of lower income from continuing operations and

$28 million of more cash used for changes in operating assets and liabilities primarily related to trade accounts payable. This decrease was partially offset by an increase of $14 million, primarily for higher non-cash expenses related to deferred income taxes, consistent with lower payments for income taxes in 2014 compared to 2013.

Interest Payments. Our cash from operating activities included interest payments on debt of $182 million for the year ended December 31, 2015, $176 million for the year ended December 31, 2014, and $171 million for the year ended December 31, 2013. Our interest expense also included amortization of deferred debt issuance costs and bond discounts, which are non-cash items.

Investing Activities — Continuing Operations

During 2015, we used $192 million of cash primarily to: (1) acquire three businesses discussed under “Business Acquisitions and Divestitures” for $320 million and (2) pay $197 million for capital expenditures. These cash outflows were partially offset by net proceeds received of $318 million from the MSI, BSI, Tinsley Product Line and Klein divestitures.

During 2014, we used $221 million of cash primarily to: (1) acquire L-3 Data Tactics and (2) pay $174 million for capital expenditures.

During 2013, we used $256 million of cash primarily to: (1) acquire the Mustang business and (2) pay $204 million for capital expenditures. These cash outflows were partially offset by proceeds of $12 million from dispositions of property, plant and equipment.

Financing Activities — Continuing Operations

Debt

At December 31, 2015, total outstanding debt was $3,642 million, all of which was senior debt compared to $3,939 million at December 31, 2014. The decrease is primarily due to the repurchase of $300 million of our 3.95% Notes due 2024 on December 22, 2015. We anticipate retiring an additional $300 million of aggregate principal amount of debt in 2016. At December 31, 2015, there were no borrowings or letters of credit outstanding under our $1 billion Credit Facility. Accordingly, we had the full availability of our $1 billion facility for future borrowings. We also had $425 million of outstanding standby letters of credit with financial institutions covering performance and financial guarantees per contractual requirements with certain customers at December 31, 2015. These standby letters of credit may be drawn upon in the event that we do not perform on certain of our contractual requirements. At December 31, 2015, our outstanding debt matures between November 15, 2016 and May 28, 2024. See Note 9 to our audited consolidated financial statements for the components of our debt at December 31, 2015.

On February 24, 2015, Moody’s changed our rating outlook to negative from stable and affirmed our Baa3 senior unsecured rating. On April 29, 2015, Standard and Poor’s also changed our rating outlook to negative from stable and affirmed our BBB- senior unsecured rating. On December 11, 2015, Fitch affirmed our stable outlook and BBB- senior unsecured rating. We consider our credit rating as an important element of our capital allocation strategy and, while no assurances can be given, we intend to maintain our investment grade credit rating.

Debt Issuances

The terms of each of the outstanding Senior Notes issued by L-3 Communications during the year ended December 31, 2014 are presented in the table below. There were no debt issuances during the years ended December 31, 2015 and 2013. See Note 9 to our audited consolidated financial statements for additional information on the redemption provisions of our outstanding Senior Notes.

Note	Date of Issuance	Amount Issued	Bond Discount	Net Cash Proceeds	Effective Interest Rate	Redemption at Treasury Rate+
		(in millions)
1.50% Senior Notes due May 28, 2017	May 28, 2014	$350	$1	$347	1.55%	10 bps
3.95% Senior Notes due May 28, 2024	May 28, 2014	$650	$3	$641	4.02%	20 bps

Debt Repayments

On December 7, 2015, L-3 Communications commenced a cash tender offer for up to $300 million aggregate principal amount of its 3.95% Notes due 2024, 1.50% Notes due 2017 and 3.95% Notes due 2016 with an early tender date of December 18, 2015. On December 18, 2015, L-3 determined and announced the pricing terms of this cash tender offer, including total consideration of $986.57 per $1,000 principal amount of 3.95% Notes due 2024. On December 22, 2015, $300 million of 3.95% Notes due 2024, accepted by L-3 in connection with the early tender date, were settled for $296 million in cash, plus accrued and unpaid interest, up to but not including the repurchase date. In connection with the repurchase of $300 million of the 3.95% Notes due 2024, we recorded a debt retirement charge of approximately $1 million.

On May 13, 2014, L-3 Holdings called for the redemption of all of its outstanding CODES effective on June 2, 2014 (the Redemption Date). The redemption price for the CODES was $1,000 per $1,000 principal amount of the CODES, plus accrued and unpaid interest to, but excluding, the Redemption Date. Holders of the CODES were entitled to convert all or a portion thereof (in integral multiples of $1,000) at any time prior to the close of business on the business day immediately preceding the Redemption Date. The conversion value of CODES of $935 million was calculated in accordance with the indenture governing the CODES. L-3 Holdings settled the entire conversion value with respect to converted CODES in cash. As a result of the conversion, we recorded a reduction to shareholders’ equity of $161 million, related to the excess conversion value over the fair value of the debt component of the CODES, net of deferred tax liability.

Debt Covenants and Other Provisions. The Credit Facility and Senior Notes contain financial and/or other restrictive covenants. See Note 9 to our audited consolidated financial statements for a description of our debt and related financial covenants and cross default provisions. We were in compliance with our financial and other restrictive covenants at December 31, 2015.

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

Equity

During 2015 and 2014, L-3 Holdings’ Board of Directors authorized the following quarterly cash dividends:

Date Declared	Record Date	Cash Dividend Per Share	Total Cash Dividends Declared	Date Paid
			(in millions)
2015
February 10	March 2	$0.65	$ 55(1)	March 16
May 5	May 18	$0.65	$ 54(1)	June 15
June 10	August 17	$0.65	$ 53(1)	September 15
October 20	November 16	$0.65	$ 51(1)	December 15

2014
February 11	March 3	$0.60	$ 53(2)	March 17
May 6	May 19	$0.60	$ 53(2)	June 16
June 24	August 18	$0.60	$ 52(2)	September 15
October 20	November 17	$0.60	$ 51(2)	December 15

(1)	During the year ended December 31, 2015, we paid $214 million of cash dividends, including a $1 million net reduction of accrued dividends for employee held stock rewards.
(2)	During the year ended December 31, 2014, we paid $208 million of cash dividends, including a $1 million net increase of accrued dividends for employee held stock awards.

L-3 Holdings repurchased $740 million, or 6.4 million shares, of its common stock during the year ended December 31, 2015 compared to $823 million, or 6.9 million shares, of its common stock during the year ended December 31, 2014.

L-3 Holdings announced, on February 9, 2016, that its Board of Directors had increased L-3 Holdings’ regular quarterly cash dividend by 8% to $0.70 per share, payable on March 15, 2016, to shareholders of record at the close of business on March 1, 2016.

The number of holders of L-3 Holdings’ common stock, on February 19, 2016, was 26,848. On February 19, 2016, the closing price of L-3 Holdings’ common stock, as reported by the NYSE, was $117.56 per share.

Contractual Obligations

The table below presents our estimated total contractual obligations from our continuing operations at December 31, 2015, including the amounts expected to be paid or settled for each of the periods indicated below.

		Payments due by Period
	Total	Less than 1 year		1 – 3 years	3 – 5 years		More than 5 years
		(in millions)
Contractual Obligations
Debt, including current portion(1)	$3,650	$ 500		$350	$1,800		$1,000
Interest payments(2)	720	161		275	220		64
Non-cancelable operating leases(3)	527	80		149	137	(4)	161
Notes payable and capital lease obligations	10	—		2	1		7
Purchase obligations(5)	1,874	1,640		202	9		23
Other long-term liabilities(6)	246	114	(7)	85	12		35

Total(8)	$7,027	$2,495		$1,063	$2,179		$1,290

(1)	Represents principal amount of debt and only includes scheduled principal payments.

(2)

Represents expected interest payments on L-3’s debt balance as of December 31, 2015 using the stated interest rate on our fixed rate debt, assuming that current borrowings remain outstanding to the contractual maturity date.

(3)	Non-cancelable operating leases are presented net of estimated sublease rental income.
(4)

Includes the residual value guarantee for three real estate lease agreements, expiring on August 31, 2020, that are accounted for as operating leases. We have the right to exercise options under the lease agreements to renew the leases, to purchase the properties for $45 million or sell the properties on behalf of the lessor. If we elect to sell the properties, we must pay the lessor a residual value guarantee of $39 million. See Note 18 to our audited consolidated financial statements for a further description of these leases.

(5)	Represents open purchase orders at December 31, 2015 for amounts expected to be paid for goods or services that are legally binding.
(6)

Other long-term liabilities primarily consist of workers compensation and deferred compensation for the years ending December 31, 2017 and thereafter and also include pension and postretirement benefit plan contributions that we expect to pay in 2016.

(7)

Our pension and postretirement benefit plan funding policy is generally to contribute in accordance with cost accounting standards that affect government contractors, subject to the Internal Revenue Code and regulations thereon. For 2016, we expect to contribute approximately $100 million to our pension plans and approximately $10 million to our postretirement benefit plans. Due to the current uncertainty of the amounts used to compute our expected pension and postretirement benefit plan funding, we believe it is not practicable to reasonably estimate such future funding for periods in excess of one year and we may decide or be required to contribute more than we expect to our pension and postretirement benefit plans.

(8)

Excludes all income tax obligations, a portion of which represents unrecognized tax benefits in connection with uncertain tax positions taken, or expected to be taken on our income tax returns as of December 31, 2015 since we cannot determine the time period of future tax consequences. For additional information regarding income taxes, see Note 16 to our audited consolidated financial statements.

We also may enter into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for our products and services from certain customers in foreign countries. These agreements are designed to enhance the social and economic environment of the foreign country by requiring the contractor to promote investment in the country. Offset agreements may be satisfied through activities that do not require us to use cash, including transferring technology, providing manufacturing and other consulting support to in-country projects and the purchase by third parties of supplies from in-country vendors. These agreements also may be satisfied through our use of cash for such activities as purchasing supplies from in-country vendors, providing financial support for in-country projects, establishment of ventures with local companies and building or leasing facilities for in-country operations. We typically do not commit to offset agreements until orders for our products or services are definitive. The amounts ultimately applied against our offset agreements are based on negotiations with the customer and typically require cash outlays that represent only a fraction of the original amount in the offset agreement. The costs to satisfy our offset obligations are included in the estimates of our total costs to complete the contract and may impact our profitability and cash flows. The ability to recover investments that we make are generally dependent upon the successful operation of ventures that we do not control and may involve products and services that are dissimilar to our business activities. At December 31, 2015, the remaining obligations under our outstanding offset agreements totaled $1.5 billion, which primarily relate to our Aerospace Systems and Electronic Systems segments, some of which extend through 2028. To the extent we have entered into purchase obligations at December 31, 2015 that also satisfy offset agreements, those amounts are included in the preceding table. Offset programs usually extend over several years and may provide for penalties, estimated at approximately $104 million at December 31, 2015, in the event we fail to perform in accordance with offset requirements. While historically we have not been required to pay material penalties, resolution of offset requirements are often the result of negotiations and subjective judgments.

Off Balance Sheet Arrangements

The table below presents our estimated total contingent commitments and other guarantees at December 31, 2015, including the amounts expected to be paid or settled for each of the periods indicated below.

	Total	Commitment Expiration by Period
		2016	2017-2018	2019-2020	2021 and thereafter
	(in millions)
Contingent Commitments
Other standby letters of credit(1)	$425	$289	$93	$42	$ 1
Other guarantees(2)	7	—	7	—	—

Total(3)	$432	$289	$100	$42	$ 1

(1)

Represents outstanding letters of credit with financial institutions covering performance and financial guarantees per contractual requirements with certain customers. These letters of credit may be drawn upon in the event of L-3’s nonperformance.

(2)

Represents the minimum guarantees made by L-3 or the lessee under the purchase option for certain operating leases in which the lease renewal is not exercised (see Note 18 to our audited consolidated financial statements for a description of these guarantees).

(3)

The total amount does not include residual value guarantees for two real estate lease agreements, expiring on August 31, 2020, that are accounted for as operating leases. We have the right to exercise options under the lease agreements to purchase both properties for $45 million on or before August 31, 2020. See Note 18 to our audited consolidated financial statements for a further description of these leases.

Legal Proceedings and Contingencies

We are engaged in providing products and services under contracts with the U.S. Government and, to a lesser degree, under foreign government contracts, some of which are funded by the U.S. Government. All such contracts are subject to extensive legal and regulatory requirements, and, periodically, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. Under U.S. Government procurement regulations, an indictment by a federal grand jury, or an administrative finding against us as to our present responsibility to be a U.S. Government contractor or subcontractor, could result in the suspension for a period of time from eligibility for awards of new government contracts or task orders or in a loss of export privileges, and could have a material adverse effect on our results of operations and cash flows. A conviction, or an administrative finding that satisfies the requisite level of seriousness, could result in debarment from contracting with the federal government for a specified term and could have a material adverse effect on our results of operations and cash flows. We are currently cooperating with the U.S. Government on several investigations, none of which we anticipate will have a material adverse effect on our results of operations or cash flows. Also, we have been periodically subject to litigation, government investigations, proceedings, claims or assessments and various contingent liabilities incidental to our business. We accrue for these contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. For a description of our legal proceedings and contingencies, see Note 18 to our audited consolidated financial statements.

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

Interest Rate Risk. Our Credit Facility is subject to variable interest and is therefore sensitive to changes in interest rates. The interest rates on the Senior Notes are fixed-rate and are not affected by changes in interest rates. Additional data on our debt obligations and our applicable borrowing spreads included in the interest rates we would pay on borrowings under the Credit Facility, if any, are provided in Note 9 to our audited consolidated financial statements.

Foreign Currency Exchange Risk. Our U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors that are denominated in currencies other than their functional currencies. To protect the functional currency equivalent cash flows associated with certain of these contracts, we enter into foreign currency forward contracts, which are generally designated and accounted for as cash flow hedges. At December 31, 2015, our foreign currency forward contracts had maturities ranging through 2020, a notional value of $265 million and a corresponding net fair value that was a liability of $14 million.

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

All statements other than historical facts may be forward-looking statements, such as “may,” “will,” “should,” “likely,” “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions are used to identify forward-looking statements. We caution investors that these statements are subject to risks and uncertainties many of which are difficult to predict and generally beyond our control that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. Some of the factors that could cause actual results to differ include, but are not limited to, the following: our dependence on the defense industry; backlog processing and program slips resulting from delayed awards and/or funding from the DoD and other major customers; the U.S. Government fiscal situation; changes in DoD budget levels and spending priorities; U.S. Government failure to raise the debt ceiling; our reliance on contracts with a limited number of customers and the possibility of termination of government contracts by unilateral government action or for failure to perform; the extensive legal and regulatory requirements surrounding many of our contracts; our ability to retain our existing business and related contracts; our ability to successfully compete for and win new business; or, identify, acquire and integrate additional businesses; our ability to maintain and improve our operating margin; the availability of government funding and changes in customer requirements for our products and services; our significant amount of debt and the restrictions contained in our debt agreements and actions taken by rating agencies that could result in a downgrade of our debt; our ability to continue to recruit, retain and train our employees; actual future interest rates, volatility and other assumptions used in the determination of pension benefits and equity based compensation, as well as the market performance of benefit plan assets; our collective bargaining agreements, our ability to successfully negotiate contracts with labor unions and our ability to favorably resolve labor disputes should they arise; the business, economic and political conditions in the markets in which we operate; global economic uncertainty; the DoD’s Better Buying Power and other efficiency initiatives; events beyond our control such as acts of terrorism; our ability to perform contracts on schedule; our international operations including currency risks and compliance with foreign laws; our extensive use of fixed-price type revenue arrangements; the rapid change of technology and high level of competition in which our businesses participate; risks relating to technology and data security; our introduction of new products into commercial markets or our investments in civil and commercial products or companies; the outcome of litigation matters; results of audits by U.S. Government agencies and of ongoing governmental investigations, including the Aerospace Systems segment; our ability to predict the level of participation in, and the related costs of, our voluntary return program for certain EoTech holographic weapons sight products, and our ability to change and terminate the voluntary return program at our discretion; the impact on our business of improper conduct by our employees, agents or business partners; goodwill impairments and the fair values of our assets; and the ultimate resolution of contingent matters, claims and investigations relating to acquired businesses, and the impact on the final purchase price allocations.

In addition, for a discussion of other risks and uncertainties that could impair our results of operations or financial condition, see “Part I — Item 1A — Risk Factors” and Note 18 to our audited consolidated financial statements, in each case included in this Annual Report on Form 10-K for the year ended December 31, 2015 and any material updates to these factors contained in any of our future filings.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For data regarding quantitative and qualitative disclosures related to our market risk sensitive financial instruments, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Derivative Financial Instruments and Other Market Risk” and Note 13 to our audited consolidated financial statements. See Notes 12 and 14 to our audited consolidated financial statements for the aggregate fair values and notional amounts of our foreign currency forward contracts at December 31, 2015.

Item 8. Financial Statements and Supplementary Data

See our audited consolidated financial statements beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 related to L-3 Holdings and L-3 Communications is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chairman and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based upon that evaluation, our Chairman and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of December 31, 2015, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of L-3 Holdings and L-3 Communications, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

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

Management assessed the effectiveness of L-3 Holdings’ and L-3 Communications’ internal control over financial reporting as of December 31, 2015. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —Integrated Framework, issued in 2013. Based on our assessments and those criteria, management determined that L-3 Holdings and L-3 Communications maintained effective internal control over financial reporting as of December 31, 2015.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report. See page F-2 to our audited consolidated financial statements for their report.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

As previously disclosed in Management’s Report on Internal Control Over Financial Reporting included in the company’s Annual Report on Form 10-K for the year ended December 31, 2014, our management previously identified two material weaknesses: (1) ineffective control environment at its Aerospace Systems segment and (2) insufficient and ineffective review of certain employee concerns regarding violations of the company’s accounting policies and internal controls over financial reporting by company personnel. To remediate these material weaknesses, the company: (1) terminated and replaced certain senior level employees at the Aerospace Systems segment, Logistics Solutions sector, Platform Integration division and Army Sustainment division, (2) expanded the financial reporting leadership team at the Aerospace Systems segment by establishing and filling a controller position, (3) provided additional training for financial management personnel at the Aerospace Systems segment and its divisions with regard to the company’s accounting policies and internal controls over financial reporting, (4) strengthened procedures for the review of employee concerns by designating senior level employees to oversee and manage the investigations of alleged violations of the Company’s accounting policies and internal controls over financial reporting and (5) appointed a new vice president and corporate ethics officer.

The Company tested the controls and found them to be effective. As a result, the Company has concluded that, as of December 31, 2015, these two material weaknesses have been remediated.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company posts its Code of Ethics and Business Conduct on the Corporate Governance webpage of its website at http://www.L-3com.com under the link “Code of Ethics and Business Conduct.” The Company’s Code of Ethics and Business Conduct applies to all directors, officers and employees, including our chairman and chief executive officer, our senior vice president and chief financial officer, and our corporate controller and principal accounting officer. We will post any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE, on our website within the required periods.

The remaining information called for by Item 10 will be included in the sections captioned “Proposal 1. Election of Directors,” “Continuing Members of the Board of Directors,” “Executives and Certain Other Officers of the Company,” “Section 16(A) Beneficial Ownership Reporting Compliance” and “The Board of Directors and Certain Governance Matters” in the definitive proxy statement (the “Company’s Proxy Statement”) relating to the Company’s 2016 Annual Meeting of Shareholders, to be held on May 2, 2016, and is incorporated herein by reference. L-3 Holdings will file its proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of its 2015 fiscal year covered by this Form 10-K.

Item 11. Executive Compensation

The “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Tabular Executive Compensation Disclosure,” “Compensation of Directors” and “Compensation Committee Interlocks and Insider Participation” sections of the Company’s Proxy Statement are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Equity Compensation Plan Information” sections of the Company’s Proxy Statement are incorporated herein by reference.

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

Exhibits

Exhibit No.	Description of Exhibits
2.1	Distribution Agreement between L-3 Communications Holdings, Inc. and Engility Holdings, Inc. dated as of July 16, 2012 (incorporated by reference to Exhibit 2.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended September 28, 2012
(File Nos. 001-14141 and 333-46983)).
2.2	Stock Purchase Agreement, dated as of December 7, 2015, by and among L-3 Communications Corporation, CACI International Inc and CACI, Inc.-Federal (incorporated by reference to Exhibit 2.1 to the Registrants’ Current Report on Form 8-K filed on December 11, 2015 (File Nos. 001-14141 and 333-46983)).
3.1	Amended and Restated Certificate of Incorporation of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants’ Current Report on Form 8-K filed on May 2, 2013 (File Nos. 001-14141 and 333-46983)).
*3.2	Amended and Restated By-Laws of L-3 Communications Holdings, Inc.
3.3	Certificate of Incorporation of L-3 Communications Corporation (incorporated by reference to Exhibit 3.1 to L-3 Communications Corporation’s Registration Statement on Form S-4/A filed on September 12, 1997 (File No. 333-31649)).
3.4	Amended and Restated By-laws of L-3 Communications Corporation (incorporated by reference to Exhibit 3.2 to the Registrants’ Current Report on Form 8-K filed on December 17, 2007 (File Nos. 001-14141 and 333-46983)).
4.1	Form of Common Stock Certificate of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 25, 2010 (File Nos. 001-14141 and 333-46983)).
4.2	Indenture dated as of October 2, 2009 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.15 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 25, 2009 (File Nos. 001-14141 and 333-46983)).
4.3	Supplemental Indenture dated as of February 3, 2012 among L-3 Communications Corporation, The Bank of New York Mellon, as Trustee, and the guarantors named therein to the Indenture dated as of October 2, 2009 among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.7 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2011 (File Nos. 001-14141 and 333-46983)).
4.4	Indenture, dated as of May 21, 2010, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Registrants’ Current Report on Form 8-K dated May 24, 2010 (File Nos. 001-14141 and 333-46983)).
4.5	First Supplemental Indenture, dated as of May 21, 2010, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K dated May 24, 2010 (File Nos. 001-14141 and 333-46983)).
4.6	Second Supplemental Indenture, dated as of February 7, 2011, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K dated February 8, 2011 (File Nos. 001-14141 and 333-46983)).
4.7	Third Supplemental Indenture, dated as of November 22, 2011, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K dated November 22, 2011 (File Nos. 001-14141 and
333-46983)).

Exhibit No.	Description of Exhibits
4.8	Fourth Supplemental Indenture, dated as of February 3, 2012, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A, as Trustee (incorporated by reference to Exhibit 4.12 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011
(File Nos. 001-14141 and 333-46983)).
4.9	Fifth Supplemental Indenture, dated as of May 28, 2014, among L-3 Communications Corporation, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K dated May 28, 2014 (File Nos. 001-14141 and 333-46983)).
10.1	Amended and Restated Credit Agreement, dated as of February 3, 2012, among L-3 Communications Corporation, L-3 Communications Holdings, Inc. and certain subsidiaries of the Registrants from time to time party thereto as guarantors, certain lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrants’ Current Report on Form 8-K dated February 3, 2012 (File Nos. 001-14141 and 333-46983)).
†10.2	L-3 Communications Holdings, Inc. Amended and Restated 1998 Directors Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.16 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2006 (File Nos. 001-14141 and 333-46983)).
†10.3	Form of L-3 Communications Holdings, Inc. 1998 Directors Stock Option Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.96 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2004 (File Nos. 001-14141 and 333-46983)).
†10.4	Form of L-3 Communications Holdings, Inc. 1998 Directors Stock Option Plan Nonqualified Stock Option Agreement (2007 Version) (incorporated by reference to Exhibit 10.3 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2007 (File Nos. 001-14141 and 333-46983)).
†10.5	L-3 Communications Holdings, Inc. Amended and Restated 1999 Long Term Performance Plan (Conformed copy reflecting all amendments through February 11, 2008) (incorporated by reference to Exhibit 10.4 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2007 (File Nos. 001-14141 and 333-46983)).
†10.6	Form of L-3 Communications Holdings, Inc. 1999 Long Term Performance Plan Nonqualified Stock Option Agreement (2006 Version) (incorporated by reference to Exhibit 10.64 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2006 (File Nos. 001-14141 and 333-46983)).
†10.7	L-3 Communications Holdings, Inc. 2008 Amended and Restated Long Term Performance Plan (incorporated by reference to Exhibit 10.10 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2013 (File Nos. 001-14141 and 333-46983)).
†10.8	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2008 Version) (incorporated by reference to Exhibit 10.2 of the Registrants’ Quarterly Report on Form 10-Q for the period ended June 27, 2008 (File Nos. 001-14141 and 333-46983)).
†10.9	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2009 Version) (incorporated by reference to Exhibit 10.1 of the Registrants’ Quarterly Report on Form 10-Q for the period ended June 26, 2009 (File Nos. 001-14141 and 333-46983)).
†10.10	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2011 Version) (incorporated by reference to Exhibit 10.12 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2010 (file Nos. 001-14141 and 333-46983)).

Exhibit No.	Description of Exhibits
†10.11	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2014 Version) (incorporated by reference to Exhibit 10.3 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 28, 2014 (File Nos. 001-14141 and 333-46983)).
†10.12	Form of Amended and Restated L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2011 and 2012 CEO Version) (incorporated by reference to Exhibit 10.14 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2012 (File Nos. 001-14141 and 333-46983)).
†10.13	Form of Amended and Restated L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2013 CEO Version) (incorporated by reference to Exhibit 10.4 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 29, 2013 (File Nos. 001-14141 and 333-46983)).
†10.14	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2014 CEO Version) (incorporated by reference to Exhibit 10.3 of the Registrants’ Quarterly Report on Form 10-Q for the period ended June 27, 2014 (File Nos. 001-14141 and 333-46983)).
†10.15	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2015 CEO Version) (incorporated by reference to Exhibit 10.1 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 27, 2015 (File Nos. 001-14141 and 333-46983)).
†10.16	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2009 Version) (incorporated by reference to Exhibit 10.17 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008 (File Nos. 001-14141 and 333-46983)).
†10.17	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2014 Version) (incorporated by reference to Exhibit 10.5 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 28, 2014 (File Nos. 001-14141 and 333-46983)).
†10.18	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2013 CEO Version) (incorporated by reference to Exhibit 10.5 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 29, 2013 (File Nos. 001-14141 and 333-46983)).
†10.19	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2014 CEO Version) (incorporated by reference to Exhibit 10.6 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 28, 2014 (File Nos. 001-14141 and 333-46983)).
†10.20	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2013 Senior Executive Version) (incorporated by reference to Exhibit 10.6 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 29, 2013 (File Nos. 001-14141 and 333-46983)).
†10.21	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2014 Senior Executive Version) (incorporated by reference to Exhibit 10.7 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 28, 2014 (File Nos. 001-14141 and 333-46983)).
†10.22	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2013 Non-Employee Directors Version) (incorporated by reference to Exhibit 10.7 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 29, 2013 (File Nos. 001-14141 and 333-46983)).
†10.23	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2014 Non-Employee Directors Annual Equity Award Version) (incorporated by reference to Exhibit 10.4 of the Registrants’ Quarterly Report on Form 10-Q for the period ended June 27, 2014 (File Nos. 001-14141 and 333-46983)).

Exhibit No.	Description of Exhibits
†10.24	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2014 Non-Employee Directors Deferred Compensation Version) (incorporated by reference to Exhibit 10.5 of the Registrants’ Quarterly Report on Form 10-Q for the period ended June 27, 2014 (File Nos. 001-14141 and 333-46983)).
†10.25	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Agreement (2012 Version) (incorporated by reference to Exhibit 10.18 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2011 (File Nos. 001-14141 and 333-46983)).
†10.26	Form of Amended and Restated L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Award Notice (2013 Version) (incorporated by reference to Exhibit 10.8 to the Registrants’ Quarterly Report on Form 10-Q for the period ended March 29, 2013 (File Nos. 001-14141 and 333-46983)).
†10.27	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Agreement (2014 Version) (incorporated by reference to Exhibit 10.8 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 28, 2014 (File Nos. 001-14141 and 333-46983)).
†10.28	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Award Notice (2014 Version) (incorporated by reference to Exhibit 10.9 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 28, 2014 (File Nos. 001-14141 and 333-46983)).
†10.29	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Award Notice (2015 Version) (incorporated by reference to Exhibit 10.2 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 27, 2015 (File Nos. 001-14141 and 333-46983)).
†10.30	L-3 Communications Holdings, Inc. 2012 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended March 30, 2012 (File Nos. 001-14141 and 333-46983)).
†10.31	Form of L-3 Communications Holdings, Inc. 2012 Cash Incentive Plan Performance Cash Award Agreement (2012 version) (incorporated by reference to Exhibit 10.2 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 30, 2012 (File Nos. 001-14141 and 333-46983)).
†10.32	Form of L-3 Communications Holdings, Inc. 2012 Cash Incentive Plan Performance Cash Award Notice (2013 Version) (incorporated by reference to Exhibit 10.9 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 29, 2013 (File Nos. 001-14141 and 333-46983)).
†10.33	Form of L-3 Communications Holdings, Inc. 2012 Cash Incentive Plan Performance Cash Award Agreement (2014 Version) (incorporated by reference to Exhibit 10.10 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 28, 2014 (File Nos. 001-14141 and 333-46983)).
†10.34	Form of L-3 Communications Holdings, Inc. 2012 Cash Incentive Plan Performance Cash Award Notice (2014 Version) (incorporated by reference to Exhibit 10.11 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 28, 2014 (File Nos. 001-14141 and 333-46983)).
†10.35	Form of L-3 Communications Holdings, Inc. 2012 Cash Incentive Plan Performance Cash Award Notice (2015 Version) (incorporated by reference to Exhibit 10.3 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 27, 2015 (File Nos. 001-14141 and 333-46983)).
†10.36	L-3 Communications Holdings, Inc. Amended and Restated 2008 Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.24 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2012 (File Nos. 001-14141 and 333-46983)).

Exhibit No.	Description of Exhibits
†10.37	Form of L-3 Communications Holdings, Inc. 2008 Directors Stock Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 27, 2009 (File Nos. 001-14141 and 333-46983)).
†10.38	Global Spin-Off Amendment to Equity Award Agreements dated as of July 18, 2012 (incorporated by reference to Exhibit 10.26 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2012 (File Nos. 001-14141 and 333-46983)).
†10.39	Global Amendment to Non-Employee Director RSU Agreements dated as of April 30, 2013 (incorporated by reference to Exhibit 10.10 of the Registrants’ Quarterly Report on Form 10-Q for the period ended March 29, 2013 (File Nos. 001-14141 and 333-46983)).
†10.40	L-3 Communications Holdings, Inc. Amended and Restated Change in Control Severance Plan (incorporated by reference to Exhibit 10.21 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008 (File Nos. 001-14141 and 333-46983)).
†10.41	L-3 Communications Corporation Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.22 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008 (File Nos. 001-14141 and 333-46983)).
†10.42	Amendment 2012-2 to the L-3 Communications Corporation Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.29 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2012 (File Nos. 001-14141 and 333-46983)).
*†10.43	Amendment 2015-1 to the L-3 Communications Corporation Amended and Restated Supplemental Executive Retirement Plan.
†10.44	L-3 Communications Corporation Deferred Compensation Plan I (incorporated by reference to Exhibit 10.15 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2007 (File Nos. 001-14141 and 333-46983)).
†10.45	Amendment No. 1 to the L-3 Communications Corporation Deferred Compensation Plan I (incorporated by reference to Exhibit 10.16 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2007 (File Nos. 001-14141 and 333-46983)).
†10.46	L-3 Communications Corporation Deferred Compensation Plan II (incorporated by reference to Exhibit 10.25 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008 (File Nos. 001-14141 and 333-46983)).
10.47	Tax Matters Agreement between L-3 Communications Holdings, Inc. and Engility Holdings, Inc. dated as of July 16, 2012 (incorporated by reference to Exhibit 10.2 to the Registrants’ Quarterly Report on Form 10-Q for the period ended September 28, 2012 (File Nos. 001-14141 and 333-46983)).
+10.48	Master Supply Agreement between L-3 Communications Corporation (as Seller) and Engility Corporation (as Buyer) dated as of July 16, 2012 (incorporated by reference to Exhibit 10.4 to the Registrants’ Quarterly Report on Form 10-Q for the period ended September 28, 2012 (File Nos. 001-14141 and 333-46983)).
+10.49	Master Supply Agreement between L-3 Communications Corporation (as Buyer) and Engility Corporation (as Seller) dated as of July 16, 2012 (incorporated by reference to Exhibit 10.5 to the Registrants’ Quarterly Report on Form 10-Q for the period ended September 28, 2012 (File Nos. 001-14141 and 333-46983)).
**11	L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Common Share.
*21	Subsidiaries of the Registrant.
*23	Consent of PricewaterhouseCoopers LLP.
*31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit No.	Description of Exhibits
*31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*32	Section 1350 Certification.
***101.INS	XBRL Instance Document
***101.SCH	XBRL Taxonomy Extension Schema Document
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
***101.LAB	XBRL Taxonomy Extension Label Linkbase Document
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	The information required in this exhibit is presented in Note 15 to the consolidated financial statements as of December 31, 2015 in accordance with the provisions of ASC 260, Earnings Per Share.
***	Filed electronically with this report.
†	Represents management contract, compensatory plan or arrangement in which directors and/or executive officers are entitled to participate.
+

Pursuant to a request for confidential treatment, portions of these exhibits have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by the Company in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs at the date they were made or at any other time.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

L-3 COMMUNICATIONS HOLDINGS, INC.
L-3 COMMUNICATIONS CORPORATION

By: /s/ RALPH G. D’AMBROSIO
Title: Senior Vice President and Chief Financial Officer

Date: February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants in the capacities indicated on February 26, 2016.

Signature	Title

/S/ MICHAEL T. STRIANESE	Chairman and Chief Executive Officer
Michael T. Strianese	(Principal Executive Officer) and Director

/S/ RALPH G. D’AMBROSIO	Senior Vice President and Chief Financial Officer
Ralph G. D’Ambrosio	(Principal Financial Officer)

/S/ DAN AZMON	Vice President, Controller and Principal Accounting Officer
Dan Azmon

/S/ ROBERT B. MILLARD	Lead Director
Robert B. Millard

/S/ CLAUDE R. CANIZARES	Director
Claude R. Canizares

/S/ THOMAS A. CORCORAN	Director
Thomas A. Corcoran

/S/ ANN E. DUNWOODY	Director
Ann E. Dunwoody

/S/ LEWIS KRAMER	Director
Lewis Kramer

/S/ LLOYD W. NEWTON	Director
Lloyd W. Newton

/S/ VINCENT PAGANO, JR.	Director
Vincent Pagano, Jr.

/S/ H. HUGH SHELTON	Director
H. Hugh Shelton

/S/ ARTHUR L. SIMON	Director
Arthur L. Simon

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of L-3 Communications Holdings, Inc. and L-3 Communications Corporation:

In our opinion, the accompanying (1) consolidated balance sheets of L-3 Communications Holdings, Inc., and the related consolidated statements of operations, comprehensive income, equity, and cash flows, and (2) consolidated balance sheets of L-3 Communications Corporation, and the related consolidated statements of operations, comprehensive income, equity, and cash flows present fairly, in all material respects, the financial positions of (1) L-3 Communications Holdings, Inc. and its subsidiaries and (2) L-3 Communications Corporation and its subsidiaries as of December 31, 2015 and 2014, and the results of the operations and the cash flows of (1) L-3 Communications Holdings, Inc. and its subsidiaries and (2) L-3 Communications Corporation and its subsidiaries for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, L-3 Communications Holdings, Inc. and L-3 Communications Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The management of L-3 Communications Holdings, Inc. and L-3 Communications Corporation are responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the internal control over financial reporting of L-3 Communications Holdings, Inc. and of L-3 Communications Corporation based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 2 and 19 to the consolidated financial statements, L-3 Communications Holdings, Inc. and L-3 Communications Corporation changed the manner in which they classify and present deferred income taxes and the manner in which they present the leveling classification of pension assets in 2015.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 26, 2016

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$207	$442
Billed receivables, net of allowances of $15 in 2015 and $13 in 2014	746	803
Contracts in process	2,081	2,148
Inventories	333	288
Other current assets	201	175
Assets held for sale	—	547
Assets of discontinued operations	664	1,262

Total current assets	4,232	5,665

Property, plant and equipment, net	1,097	1,061
Goodwill	6,281	6,512
Identifiable intangible assets	199	195
Deferred debt issue costs	18	27
Deferred income taxes	3	15
Other assets	255	240

Total assets	$12,085	$13,715

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$499	$—
Accounts payable, trade	297	346
Accrued employment costs	504	474
Accrued expenses	390	370
Advance payments and billings in excess of costs incurred	562	565
Income taxes	13	23
Other current liabilities	394	389
Liabilities held for sale	—	237
Liabilities of discontinued operations	220	230

Total current liabilities	2,879	2,634

Pension and postretirement benefits	1,047	1,187
Deferred income taxes	219	235
Other liabilities	368	360
Long-term debt	3,143	3,939

Total liabilities	7,656	8,355

Commitments and contingencies (see Note 18)
Equity:
L-3 shareholders’ equity:
L-3 Communications Holdings, Inc.’s common stock: $.01 par value; 300,000,000 shares authorized, 78,133,763 shares outstanding at December 31, 2015 and 82,040,525 shares outstanding at December 31, 2014 (L-3 Communications Corporation’s common stock: $.01 par value, 100 shares authorized, issued and outstanding)	6,052	5,799
L-3 Communications Holdings, Inc.’s treasury stock (at cost), 79,375,063 shares at December 31, 2015 and 73,005,891 shares at December 31, 2014	(6,851)	(6,111)
Retained earnings	5,728	6,181
Accumulated other comprehensive loss	(574)	(584)

Total L-3 shareholders’ equity	4,355	5,285
Noncontrolling interests	74	75

Total equity	4,429	5,360

Total liabilities and equity	$12,085	$13,715

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2015	2014	2013
Net sales:
Products	$6,589	$6,839	$7,129
Services	3,877	4,147	4,291

Total net sales	10,466	10,986	11,420

Cost of sales:
Products	(6,007)	(6,161)	(6,366)
Services	(3,569)	(3,813)	(3,937)

Total cost of sales	(9,576)	(9,974)	(10,303)

Loss related to business divestitures	(31)	—	—
Impairment charges	(384)	—	—

Operating income	475	1,012	1,117
Interest expense	(169)	(158)	(157)
Interest and other income, net	17	18	20
Debt retirement charge	(1)	—	—

Income from continuing operations before income taxes	322	872	980
Provision for income taxes	(25)	(227)	(264)

Income from continuing operations	297	645	716
(Loss) income from discontinued operations, net of income taxes	(522)	32	44

Net (loss) income	$(225)	$677	$760
Net income from continuing operations attributable to noncontrolling interests	(15)	(13)	(9)

Net (loss) income attributable to L-3	$(240)	$664	$751

Basic earnings (loss) per share attributable to L-3 Holdings’ common shareholders:
Continuing operations	$3.49	$7.40	$7.91
Discontinued operations	(6.46)	0.38	0.49

Basic (loss) earnings per share	$(2.97)	$7.78	$8.40

Diluted earnings (loss) per share attributable to L-3 Holdings’ common shareholders:
Continuing operations	$3.44	$7.20	$7.76
Discontinued operations	(6.37)	0.36	0.48

Diluted (loss) earnings per share	$(2.93)	$7.56	$8.24

Cash dividends declared per common share	$2.60	$2.40	$2.20

L-3 Holdings’ weighted average common shares outstanding:
Basic	80.7	85.4	89.4

Diluted	81.9	87.8	91.1

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year Ended December 31,
	2015	2014	2013
Net (loss) income	$(225)	$677	$760
Other comprehensive (loss) income:
Foreign currency translation adjustments	(120)	(123)	(25)
Unrealized losses on hedging instruments(1)	(3)	(6)	(2)
Pension and postretirement benefit plans:
Amortization of net loss and prior service cost previously recognized(2)	43	9	53
Net prior service costs arising during the period(3)	—	—	(9)
Net gain (loss) arising during the period(4)	90	(354)	423

Net change in pension and postretirement benefit plans	133	(345)	467

Total other comprehensive income (loss)	10	(474)	440

Comprehensive (loss) income	(215)	203	1,200
Comprehensive income attributable to noncontrolling interests	(15)	(13)	(9)

Comprehensive (loss) income attributable to L-3	$(230)	$190	$1,191

(1)	Net of income tax benefits of $2 million in 2015, $1 million in 2014 and $3 million in 2013.
(2)	Net of income taxes of $24 million in 2015, $6 million in 2014 and $30 million in 2013.
(3)	Net of an income tax benefit of $5 million in 2013.
(4)

Net of income taxes of $49 million in 2015, an income tax benefit of $211 million in 2014 and income taxes of $243 million in 2013. The 2015 amount includes $9 million (net of income taxes of $5 million) for the reclassification of actuarial losses into net income related to the Marine Systems International business divestiture in accordance with Accounting Standards Codification 715 Defined Benefit Plans – Pension.

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except per share data)

	L-3 Holdings’ Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par Value
Balance at December 31, 2012	90.4	$1	$5,313	$(4,488)	$5,175	$ (550)	$76	$5,527
Net income					751		9	760
Other comprehensive income						440		440
Distributions to noncontrolling interests							(10)	(10)
Cash dividends declared ($2.20 per share)					(201)			(201)
Shares issued:
Employee savings plans	1.5		121					121
Exercise of stock options	1.8		128					128
Employee stock purchase plan	0.5		36					36
Vesting of restricted stock and performance units	0.5
Employee restricted stock units surrendered in lieu of income tax withholding	(0.2)		(15)					(15)
Stock-based compensation expense			59					59
Treasury stock purchased	(8.7)			(800)				(800)
Other			10		1			11

Balance at December 31, 2013	85.8	1	5,652	(5,288)	5,726	(110)	75	6,056
Net income					664		13	677
Other comprehensive loss						(474)		(474)
Distributions to noncontrolling interests							(13)	(13)
Cash dividends declared ($2.40 per share)					(209)			(209)
Shares issued:
Employee savings plans	1.2		130					130
Exercise of stock options	1.2		109					109
Employee stock purchase plan	0.3		35					35
Vesting of restricted stock and performance units	0.6
Employee restricted stock units surrendered in lieu of income tax withholding	(0.2)		(27)					(27)
Stock-based compensation expense			52					52
Treasury stock purchased	(6.9)			(823)				(823)
Retirement of Convertible Contingent Debt Securities			(161)					(161)
Other			8					8

Balance at December 31, 2014	82.0	1	5,798	(6,111)	6,181	(584)	75	5,360
Net (loss) income					(240)		15	(225)
Other comprehensive income						10		10
Distributions to noncontrolling interests							(16)	(16)
Cash dividends declared ($2.60 per share)					(213)			(213)
Shares issued:
Employee savings plans	1.1		120					120
Exercise of stock options	0.7		74					74
Employee stock purchase plan	0.3		34					34
Vesting of restricted stock and performance units	0.7
Employee restricted stock units surrendered in lieu of income tax withholding	(0.3)		(33)					(33)
Stock-based compensation expense			49					49
Treasury stock purchased	(6.4)			(740)				(740)
Other			9					9

Balance at December 31, 2015	78.1	$1	$6,051	$(6,851)	$5,728	$ (574)	$74	$4,429

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2015	2014	2013
Operating activities:
Net (loss) income	$(225)	$677	$760
Less: Loss (income) from discontinued operations, net of tax	522	(32)	(44)

Income from continuing operations	297	645	716
Depreciation of property, plant and equipment	166	165	159
Amortization of intangibles and other assets	44	49	43
Deferred income tax (benefit) provision	(66)	113	37
Stock-based employee compensation expense	46	50	56
Excess income tax benefits related to share-based payment arrangements	(26)	(17)	(4)
Contributions to employee savings plans in L-3 Holdings’ common stock	110	119	104
Impairment charges	384	—	—
Amortization of pension and postretirement benefit plans net loss and prior service cost	67	15	83
Amortization of bond discounts and deferred debt issue costs (included in interest expense)	8	7	6
Loss related to business divestitures	31	—	—
Other non-cash items	(3)	—	3
Changes in operating assets and liabilities, excluding amounts from acquisitions, divestitures, and discontinued operations:
Billed receivables	50	39	(16)
Contracts in process	32	7	76
Inventories	(38)	—	1
Other assets	(27)	(17)	(88)
Accounts payable, trade	(32)	(80)	8
Accrued employment costs	34	(5)	(4)
Accrued expenses	14	(14)	13
Advance payments and billings in excess of costs incurred	(6)	65	(42)
Income taxes	(33)	(7)	5
Other current liabilities	(3)	6	15
Pension and postretirement benefits	(8)	(44)	14
All other operating activities	1	(25)	(29)

Net cash from operating activities from continuing operations	1,042	1,071	1,156

Investing activities:
Business acquisitions, net of cash acquired	(320)	(57)	(62)
Proceeds from sale of businesses, net of closing date cash balances	318	1	4
Capital expenditures	(197)	(174)	(204)
Dispositions of property, plant and equipment	3	4	12
Other investing activities	4	5	(6)

Net cash used in investing activities from continuing operations	(192)	(221)	(256)

Financing activities:
Proceeds from sale of senior notes	—	996	—
Redemption of CODES	—	(935)	—
Repurchases of senior notes	(296)	—	—
Borrowings under revolving credit facility	1,194	1,367	1,893
Repayment of borrowings under revolving credit facility	(1,194)	(1,367)	(1,893)
Common stock repurchased	(740)	(823)	(800)
Dividends paid on L-3 Holdings’ common stock	(214)	(208)	(199)
Proceeds from exercise of stock options	48	93	128
Proceeds from employee stock purchase plan	34	35	36
Excess income tax benefits related to share-based payment arrangements	26	17	4
Debt issue costs	—	(8)	—
Employee restricted stock units surrendered in lieu of income tax withholding	(33)	(27)	(15)
Other financing activities	(3)	(16)	(3)

Net cash used in financing activities from continuing operations	(1,178)	(876)	(849)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(19)	(17)	(2)
Cash from (used in) discontinued operations:
Operating activities	56	54	107
Investing activities	(5)	(8)	(5)

Cash from discontinued operations	51	46	102

Change in cash balance in assets held for sale	61	(61)	—
Net (decrease) increase in cash and cash equivalents	(235)	(58)	151
Cash and cash equivalents, beginning of the year	442	500	349

Cash and cash equivalents, end of the year	$207	$442	$500

See notes to consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

L-3 Communications Holdings, Inc. derives all of its operating income and cash flows from its wholly-owned subsidiary, L-3 Communications Corporation (L-3 Communications). L-3 Communications Holdings, Inc. (L-3 Holdings and, together with its subsidiaries, referred to herein as L-3 or the Company) is a prime contractor in Intelligence, Surveillance and Reconnaissance (ISR) systems, aircraft sustainment (including modifications, logistics and maintenance), simulation and training, night vision and image intensification equipment, and security and detection systems. L-3 is also a leading provider of a broad range of communication and electronic systems and products used on military and commercial platforms. The Company’s customers include the United States (U.S.) Department of Defense (DoD) and its prime contractors, U.S. Government intelligence agencies, the U.S. Department of Homeland Security (DHS), foreign governments, and domestic and international commercial customers.

On December 8, 2015, the Company entered into a definitive agreement to sell its National Security Solutions (NSS) business to CACI International Inc. The transaction was completed on February 1, 2016. NSS, which provides cybersecurity solutions, high-performance computing, enterprise IT services, analytics and intelligence analysis to the DoD, U.S. Government intelligence agencies, federal civilian agencies and foreign governments, has historically been reported as a reportable segment. In accordance with Accounting Standards Update (ASU) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, the assets and liabilities and results of operations of NSS are reported as discontinued operations for all periods presented. Accordingly, all references made to financial data in this Annual Report on Form 10-K are to the Company’s continuing operations, unless specifically noted. See Note 3 for additional information.

The Company has the following three reportable segments: (1) Electronic Systems, (2) Aerospace Systems and (3) Communication Systems. Electronic Systems provides a broad range of components, products, subsystems, systems, and related services for military and commercial customers in several niche markets across several business areas. These business areas include precision engagement & training, sensor systems, power & propulsion systems, aviation products & security systems, warrior systems and advanced programs. Aerospace Systems delivers integrated solutions for the global ISR market and provides modernization, upgrade, sustainment, and maintenance and logistics support for a wide variety of aircraft and ground systems. Communication Systems delivers products and services for the global communications market, specializing in strategic and tactical airborne, space, ground and sea-based communication systems. Financial information with respect to each of our segments is included in Note 21.

2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying financial statements comprise the consolidated financial statements of L-3 Holdings and L-3 Communications. L-3 Holdings’ only asset is its investment in the common stock of L-3 Communications, its wholly-owned subsidiary, and its only obligations are: (1) its guarantee of borrowings under the Amended and Restated Revolving Credit Facility (“Credit Facility”) of L-3 Communications and (2) its guarantee of other contractual obligations of L-3 Communications and its subsidiaries. All issuances of and conversions into L-3 Holdings’ equity securities, including grants of stock options, restricted stock units and performance units by L-3 Holdings to employees and directors of L-3 Communications and its subsidiaries, have been reflected in the consolidated financial statements of L-3 Communications. As a result, the consolidated financial positions, results of operations and cash flows of L-3 Holdings and L-3 Communications are substantially the same. See Note 24 for additional information regarding the audited financial information of L-3 Communications and its subsidiaries.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs of sales during the reporting period. The most significant of these estimates and assumptions relate to contract revenue, profit and loss recognition, fair values of assets acquired and liabilities assumed in business combinations, market values for inventories reported at lower of cost or market, pension and post-retirement benefit obligations, stock-based employee compensation expense, income taxes, including the valuations of deferred tax assets, litigation reserves and environmental obligations, accrued product warranty costs, liabilities for the voluntary return program of various EoTech holographic weapon sight products, and recoverability, useful lives and valuation of recorded amounts of long-lived assets, identifiable intangible assets and goodwill. Changes in estimates are reflected in the periods during which they become known. Actual amounts will differ from these estimates and could differ materially.

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

Revenue Recognition: Substantially all of the Company’s sales are generated from written contractual (revenue) arrangements. The sales price for the Company’s revenue arrangements are either fixed-price, cost-plus or time-and-material type. Depending on the contractual scope of work, the Company utilizes either contract accounting standards or accounting standards for revenue arrangements with commercial customers to account for these contracts. Approximately 49% of the Company’s 2015 sales were accounted for under contract accounting standards, of which approximately 41% were fixed-price type contracts and approximately 8% were cost-plus type contracts. For contracts that are accounted for under contract accounting standards, sales and profits are recognized based on: (1) a Percentage-of-Completion (POC) method of accounting (fixed-price contracts), (2) allowable costs incurred plus the estimated profit on those costs (cost-plus contracts), or (3) direct labor hours expended multiplied by the contractual fixed rate per hour plus incurred costs for material (time-and-material contracts). Aggregate net changes in contract estimates amounted to increases of $49 million, or 10% of consolidated operating income (6% of segment operating income) for the year ended December 31, 2015, increases of $72 million, or 7% of consolidated operating income for the year ended December 31, 2014, and increases of $106 million, or 9% of consolidated operating income for the year ended December 31, 2013.

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Sales on arrangements for (1) fixed-price type contracts that require us to perform services that are not related to the production of tangible assets (Fixed-Price Service Contracts) and (2) certain commercial customers are recognized in accordance with accounting standards for revenue arrangements with commercial customers. Sales for the Company’s businesses whose customers are primarily commercial business enterprises are substantially all generated from single element revenue arrangements. Sales are recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been performed, the selling price to the buyer is fixed or determinable and collectability is reasonably assured. Sales for Fixed-Price Service Contracts that do not contain measurable units of work performed are generally recognized on a straight-line basis over the contractual service period, unless evidence suggests that the revenue is earned, or obligations fulfilled, in a different manner. Sales for Fixed-Price Service Contracts that contain measurable units of work performed are generally recognized when the units of work are completed. Sales and profit on cost-plus and time-and-material type contracts to perform services are recognized in the same manner as those within the scope of contract accounting standards, except for incentive and award fees. Cost-based incentive fees are recognized when they are realizable in the amount that would be due under the contractual termination provisions as if the contract was terminated. Performance based incentive fees and award fees are recorded as sales when objective evidence exists that the fees have been earned.

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

The table below presents the changes in the Company’s accrued product warranty costs.

	Year Ended December 31,
	2015	2014
	(in millions)
Accrued product warranty costs(1):
Balance at January 1	$93	$99
Acquisitions during this period	1	—
Accruals for product warranties issued during the period	75	71
Changes to accruals for product warranties existing before January 1	2	1
Foreign currency translation adjustments	(2)	(2)
Settlements made during the period	(64)	(67)
Liabilities held for sale(2)	—	(9)

Balance at December 31	$105	$93

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

In November 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-17, to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This update is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted, and may be applied retrospectively or prospectively. The Company has elected to early adopt this standard retrospectively, as reflected in the accompanying audited consolidated balance sheets.

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Goodwill: The carrying value of goodwill and indefinite lived identifiable intangible assets are not amortized, but are tested for impairment annually as of November 30 and, additionally on an interim basis, whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The accounting standards for goodwill allow for the assessment of qualitative factors to determine whether it is more likely or not that the fair value of a reporting unit is less than its carrying amount. The Company did not utilize a qualitative assessment approach for the November 30, 2015 goodwill impairment test, as the Company chose instead to complete the quantitative two-step testing process for each reporting unit. The first step in the process is to identify any potential impairment by comparing the carrying value of a reporting unit to its fair value. The Company determines the fair value of its reporting units using a discounted cash flows valuation approach. If a potential impairment is identified, the second step is to measure the impairment loss by comparing the implied fair value of goodwill with the carrying value of goodwill of the reporting unit. The Company recorded goodwill impairment charges of $955 million during the year ended December 31, 2015, including $384 million classified in income from continuing operations and $571 million classified in income from discontinued operations. There were no impairment charges that resulted from the annual impairment assessment or change in circumstances during the years ended December 31, 2014 and 2013. See Note 6 for additional information on the goodwill impairment charges and accumulated goodwill impairment losses.

Identifiable Intangible Assets: Identifiable intangible assets represent assets acquired as part of the Company’s business acquisitions and include customer contractual relationships, technology, favorable leasehold interests and trade names. The initial measurement of these intangible assets is based on their fair values. Identifiable intangible assets are: (1) tested for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable and (2) amortized over their estimated useful lives as the economic benefits are consumed. The Company reviews and updates its estimates of the duration of its customer contractual relationships. If such estimates indicate that the duration of the Company’s customer contractual relationships have decreased compared to the estimates made as of the date the Company acquired these intangible assets, then the Company accelerates the amortization period for its customer contractual relationships over their remaining useful economic life.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Translation of Foreign Currency and Foreign Currency Transactions: Transactions in foreign currencies are translated into the local (functional) currency of the respective business at the approximate prevailing rate at the time of the transaction. Foreign exchange transaction gains and losses in the years ended December 31, 2015, 2014 and 2013 are not material to the Company’s results of operations. The operations of the Company’s foreign subsidiaries are translated from the local (functional) currencies into U.S. dollars using weighted average rates of exchange during each reporting period. The rates of exchange at each balance sheet date are used for translating the assets and liabilities of the Company’s foreign subsidiaries. Gains or losses resulting from these translation adjustments are included in the balance sheets as a component of accumulated other comprehensive income (loss) and are only recognized in income when a foreign subsidiary is divested.

Accounting Standards Issued and Not Yet Implemented: In February 2016, the FASB issued ASU 2016-02, Leases, which will update the existing guidance on accounting for leases and require new qualitative and quantitative disclosures about the Company’s leasing activities. The new standard requires the Company to recognize lease assets and lease liabilities on the balance sheet for all leases under which the Company is the lessee, including those classified as operating leases under previous accounting guidance. The new standard allows the Company to make an accounting policy election not to recognize on the balance sheet lease assets and liabilities for leases with a term of 12 months or less. The accounting applied by a lessor is largely unchanged from that applied under previous guidance. The new standard, as amended, will be effective for the Company for interim and annual reporting periods beginning on January 1, 2019, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that the Company may elect to apply. The Company is currently evaluating the expected impact of the adoption of this standard on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-3, to simplify the presentation of debt issuance costs. This update requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, consistent with the required presentation for debt discounts. This update is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. The adoption of this standard will change the Company’s current practice of presenting debt issuance costs as an asset

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

and will result in a reduction of total assets and total liabilities in an amount equal to the balance of unamortized debt issuance costs at each balance sheet date. The Company has not elected to early adopt this standard and debt issuance costs amounted to $18 million at December 31, 2015 and $27 million at December 31, 2014.

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

3. Divestitures and Acquisitions

Business Divestitures

Discontinued Operations

As discussed in Note 1, the Company entered into a definitive agreement to sell its NSS business to CACI International Inc. on December 8, 2015. The transaction was completed on February 1, 2016 for a preliminary sale price of $561 million, subject to finalization based on customary adjustments for closing date net working capital.

The table below presents statement of operations data for NSS, which has been classified as discontinued operations and includes allocated interest expense for debt not directly attributable or related to L-3’s other operations. Interest expense was allocated in accordance with the accounting standards for discontinued operations and was based on the ratio of NSS’s net assets to the sum of: (1) total L-3 consolidated net assets and (2) L-3 consolidated total debt.

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Product and service revenues	$1,088	$1,138	$1,202

Operating (loss) income from discontinued operations(1)	(523)	73	95
Interest expense allocated to discontinued operations	(20)	(20)	(20)

(Loss) income from discontinued operations before income taxes(1)	$(543)	$53	$75
Income tax benefit (expense)	21	(21)	(31)

(Loss) income from discontinued operations, net of income taxes(1)	$(522)	$32	$44

(1)	The year ended December 31, 2015, includes a goodwill impairment charge of $571 million ($537 million after income taxes).

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The major classes of assets and liabilities included in discontinued operations related to NSS are presented in the table below.

	December 31, 2015	December 31, 2014
	(in millions)
Assets
Current assets	$201	$198
Property, plant and equipment, net	25	27
Goodwill(1)	390	989
Other assets	48	48

Total assets of discontinued operations	$664	$1,262

Liabilities
Accounts payable, trade	$48	$36
Other current liabilities	78	75

Current liabilities	126	111
Long-term liabilities	94	119

Total liabilities of discontinued operations	$220	$230

(1)

The goodwill balance at December 31, 2014 is based on the total goodwill attributable to the NSS reporting unit, less the historical goodwill attributable to the business retained by L-3. The goodwill balance at December 31, 2015 is based on an allocation of the goodwill attributable to the NSS reporting unit to discontinued operations based on the relative fair value of the NSS business retained by L-3 and the NSS business sold.

2015 Business Divestitures

During the year ended December 31, 2015, the Company completed the sales of Marine Systems International (MSI), Broadcast Sports Inc. (BSI), the Tinsley Product Line and Klein Associates, Inc. (Klein). The adjustments recorded by the Company related to the business divestitures are included in the loss related to business divestitures caption on the audited consolidated statements of operations and discussed below. Additionally, these adjustments, the proceeds received, and net sales included in continuing operations related to the Company’s business divestitures, are summarized in the table below.

	Year Ended December 31, 2015
	Loss Related to Business Divestiture	Proceeds Received	Net Sales
	(in millions)
MSI divestiture	$(17)	$318	$185
BSI divestiture	(4)	26	7
Tinsley Product Line divestiture	(8)	4	9
Klein divestiture	(2)	10	8

Total	$(31)	$358	$209

MSI Divestiture. On May 29, 2015, the Company completed the sale of its MSI business to Wärtsilä Corporation for a preliminary sale price of €295 million (approximately $318 million), in addition to the assumption by Wärtsilä Corporation of approximately €60 million of MSI employee pension-related liabilities. The sale price is subject to finalization based on customary adjustments for closing date net working capital. MSI was a sector within the Company’s Electronic Systems segment, primarily selling to the commercial shipbuilding industry. In accordance with ASU 2014-08, MSI’s assets and liabilities are classified as held for sale in the Company’s audited consolidated balance sheet as of December 31, 2014 and MSI’s results of operations

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

are included in income from continuing operations for all periods presented. During the year ended December 31, 2015, the Company recorded a pre-tax loss of $17 million ($6 million after income taxes) related to the divestiture of MSI. The loss is comprised of: (1) $17 million for non-cash impairment charge, (2) a loss of $4 million on a forward contract to sell Euro proceeds from the MSI divestiture and (3) a realized gain of $4 million upon completion of the sale of MSI, each of which is discussed below.

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

During the quarterly period ended June 26, 2015, the Company realized a pre-tax gain of $4 million ($8 million after income tax benefits), based on the proceeds received on the date of sale.

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

BSI Divestiture. On April 24, 2015, the Company divested its BSI business for a sale price of $26 million. BSI is a provider of wireless technology and communications systems services for use in the field of sports television broadcasting, and was included in the Sensor Systems sector of the Electronic Systems segment. The divestiture resulted in a pre-tax loss of $4 million ($6 million after income taxes) during the year ended December 31, 2015. In accordance with ASU 2014-08, BSI’s assets and liabilities as of December 31, 2014, and results of operations for all periods presented are classified as held and used in the audited consolidated financial statements.

Tinsley Product Line Divestiture. On July 27, 2015, the Company divested its Tinsley Product Line for a sale price of $4 million. Tinsley is a provider of optical components, sub-assemblies and passive sub-systems and was included in the Sensor Systems sector of the Electronic Systems segment. The divestiture resulted in a pre-tax loss of $8 million ($6 million after income taxes) during the quarterly period ended September 25, 2015. In accordance with ASU 2014-08, Tinsley’s assets and liabilities as of December 31, 2014, and results of operations for all periods presented are classified as held and used in the audited consolidated financial statements.

Klein Divestiture. On December 31, 2015, the Company divested its Klein business for a sale price of $10 million. Klein is a provider of side scan sonar equipment and waterside security and surveillance systems, and was included in the Power & Propulsion Systems sector of the Electronic Systems segment. The divestiture resulted in a pre-tax loss of $2 million ($2 million after income taxes) during the quarterly period ended December 31, 2015. In accordance with ASU 2014-08, Klein’s assets and liabilities as of December 31, 2014, and results of operations for all periods presented are classified as held and used in the audited consolidated financial statements.

Net sales and income (loss) before income taxes for MSI, BSI, the Tinsley Product Line and Klein, included in L-3’s consolidated statements of operations, are presented in the table below on an aggregate basis, and are included in income from continuing operations for all periods presented.

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Net sales	$209	$596	$569
Income (loss) before income taxes	$—	$27	$(3)

Business Acquisitions

The business acquisitions discussed below are included in the Company’s results of operations from their respective dates of acquisition.

2015 Business Acquisitions

ForceX, Inc. Acquisition. On October 13, 2015, the Company acquired ForceX, Inc., renamed L-3 ForceX, for a purchase price of $61 million, which was financed with cash on hand. L-3 ForceX specializes in ISR mission management software and geospatial application technology programs, offering an array of advanced products, including cueing system software, hardware and video algorithms, and wide-area sensor integration solutions and software. L-3 ForceX’s proprietary processing, exploitation and dissemination capability provides an integrated tactical operational picture, allowing users to make critical decisions in real time. L-3 ForceX also supports several key DoD ISR initiatives and classified programs. L-3 ForceX’s customer base includes the U.S. Air Force, U.S. Special Operations Command, the Naval Surface Warfare Center and a variety of DoD agencies. The aggregate goodwill recognized for this business was $48 million, which was assigned to the Electronic

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Systems reportable segment, of which $47 million is expected to be deductible for income tax purposes. The final purchase price allocation, which is expected to be completed in the first quarter of 2016, will be based on final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final purchase price allocations will have a material impact on its results of operations or financial position.

CTC Aviation Group Acquisition. On May 27, 2015, the Company acquired CTC Aviation Group, renamed L-3 CTC Ltd. (L-3 CTC), for a purchase price of £153 million (approximately $236 million), which was financed with cash on hand. L-3 CTC is a global airline pilot training and crew resourcing specialist, based in the United Kingdom, which offers customized and innovative solutions to major airlines and flight training customers globally. L-3 CTC expands L-3’s commercial aviation training business to encompass a growing portfolio of airline and third-party training company customers. The aggregate goodwill recognized for this business was $185 million, which was assigned to the Electronic Systems reportable segment, and is not expected to be deductible for income tax purposes. The final purchase price allocation, which is expected to be completed in the first quarter of 2016, will be based on final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final purchase price allocations will have a material impact on its results of operations or financial position.

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

Net sales and income before income taxes for L-3 ForceX, L-3 CTC and Miteq, included in L-3’s consolidated statement of operations for the year ended December 31, 2015, are presented in the table below.

Year Ended December 31, 2015
(in millions)
Net sales	$103
Income before income taxes	$5

2014 Business Acquisition

Data Tactics Corporation Acquisition. On March 4, 2014, the Company acquired Data Tactics Corporation, renamed L-3 Data Tactics, for a purchase price of $57 million, which was financed with cash on hand. The purchase price and purchase price allocation for L-3 Data Tactics was finalized as of December 31, 2014, with no significant changes to preliminary amounts. L-3 Data Tactics is a specialized provider of large-scale data analytics, cybersecurity and cloud computing solution services, primarily to the DoD. Based on the final purchase price allocation, the aggregate goodwill recognized for this business was $39 million, substantially all of which is expected to be deductible for income tax purposes. The goodwill was assigned to the former NSS reportable segment.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Business Acquisitions Completed After December 31, 2015

On January 22, 2016, the Company acquired the assets of Advanced Technical Materials, Inc. (ATM) for a purchase price of $27 million (subject to customary adjustments), which was financed with cash on hand. ATM develops and manufactures a broad product line of passive microwave waveguides and specialized coaxial components.

Unaudited Pro Forma Statements of Operations Data

The following unaudited pro forma Statements of Operations data presents the combined results of the Company and its business acquisitions completed during the years ended December 31, 2015 and 2014 assuming that the business acquisitions completed during 2015 and 2014 had occurred on January 1, 2014.

	Year Ended December 31,
	2015	2014
	(in millions, except per share data)
Pro forma net sales	$10,523	$11,146
Pro forma income from continuing operations	$302	$657
Pro forma net (loss) income attributable to L-3	$(235)	$676
Pro forma diluted earnings per share from continuing operations	$3.50	$7.34
Pro forma diluted (loss) earnings per share	$(2.87)	$7.70

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed these acquisitions on the dates indicated above.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

	December 31,
	2015	2014
	(in millions)
Unbilled contract receivables, gross	$2,097	$2,149
Unliquidated progress payments	(869)	(887)

Unbilled contract receivables, net	1,228	1,262

Inventoried contract costs, gross	975	981
Unliquidated progress payments	(122)	(95)

Inventoried contract costs, net	853	886

Total contracts in process	$2,081	$2,148

Unbilled Contract Receivables. Unbilled contract receivables represent accumulated incurred costs and earned profits on contracts (revenue arrangements), which have been recorded as sales, but have not yet been billed to customers. Unbilled contract receivables arise from the cost-to-cost method of revenue recognition that is used to record sales on certain fixed-price contracts. Unbilled contract receivables from fixed-price type contracts are converted to billed receivables when amounts are invoiced to customers according to contractual billing terms, which generally occur when deliveries or other performance milestones are completed. Unbilled contract receivables also arise from cost-plus type contracts, time-and-material type contracts and fixed-price service type contracts for revenue amounts that have not been billed by the end of the accounting period due to the timing of preparation of invoices to customers. The Company believes that approximately 92% of the unbilled contract receivables, net at December 31, 2015 will be billed and collected within one year.

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Amounts included in inventoried contract costs at beginning of the year	$135	$133	$104
Contract costs incurred:
IRAD and B&P	280	266	279
Other G&A	812	805	817

Total	1,092	1,071	1,096

Amounts charged to cost of sales	(1,065)	(1,069)	(1,067)

Amounts included in inventoried contract costs at end of the year	$162	$135	$133

The table below presents a summary of selling, general and administrative expenses and research and development expenses for the Company’s commercial businesses, which are expensed as incurred and included in cost of sales on the Consolidated Statements of Operations.

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Selling, general and administrative expenses	$259	$295	$310
Research and development expenses	56	67	76

Total	$315	$362	$386

5. Inventories

Inventories at Lower of Cost or Market. The table below presents the components of inventories at the lower of cost (first-in, first-out or average cost) or realizable value.

	December 31,
	2015	2014
	(in millions)
Raw materials, components and sub-assemblies	$164	$127
Work in process	103	97
Finished goods	66	64

Total	$333	$288

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

6. Goodwill and Identifiable Intangible Assets

Goodwill. In accordance with the accounting standards for business combinations, the Company records the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition (commonly referred to as the purchase price allocation). As part of the purchase price allocations for the Company’s business acquisitions, identifiable intangible assets are recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired business and sold, transferred, licensed, rented or exchanged. However, the Company does not recognize any intangible assets apart from goodwill for the assembled workforces of its business acquisitions. At December 31, 2015, the Company had approximately 38,000 employees, and the substantial majority of the sales generated by the Company’s businesses were from the productive labor efforts of its employees, as compared to selling manufactured products or right-to-use technology.

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The table below presents the changes in goodwill allocated to the Company’s reporting units in each reportable segment.

	Electronic Systems	Aerospace Systems	Communication Systems	Consolidated Total
	(in millions)
Balance at December 31, 2013
Goodwill	$4,128	$1,751	$1,025	$6,904
Accumulated impairment losses	(43)	—	(15)	(58)

	4,085	1,751	1,010	6,846

Business acquisitions(1)	(3)	—	—	(3)
Business divestitures	(1)	—	—	(1)
Foreign currency translation adjustments(2)	(77)	(21)	(1)	(99)
Assets held for sale(3)	(231)	—	—	(231)

Balance at December 31, 2014
Goodwill	3,816	1,730	1,024	6,570
Accumulated impairment losses	(43)	—	(15)	(58)

	3,773	1,730	1,009	6,512

Business acquisitions(1)	233	—	11	244
Business divestitures(4)	(20)	—	—	(20)
Business retained from NSS divestiture	26	—	2	28
Impairment charges	(26)	(338)	(20)	(384)
Foreign currency translation adjustments(2)	(61)	(39)	1	(99)

Balance at December 31, 2015
Goodwill	3,994	1,691	1,038	6,723
Accumulated impairment losses(5)	(69)	(338)	(35)	(442)

	$3,925	$1,353	$1,003	$6,281

(1)

For the year ended December 31, 2015, the increase in goodwill for the Electronic Systems segment was due to the L-3 CTC and L-3 ForceX business acquisitions. The increase in goodwill for the Communication Systems segment was due to the Miteq business acquisition. For the year ended December 31, 2014, the decrease in goodwill for the Electronic Systems segment was due to the final purchase price allocation for the Mustang business acquisition.

(2)

During 2015 and 2014, the decreases in goodwill presented in the Electronic Systems segment were primarily due to the strengthening of the U.S. dollar against the Canadian dollar, the British pound and the Euro. During 2015 and 2014, the decreases in goodwill presented in the Aerospace Systems segment were due to the strengthening of the U.S. dollar against the Canadian dollar.

(3)	On December 16, 2014, the Company entered into a definitive agreement with Wärtsilä Corporation to sell its Marine Systems International business.
(4)	For the year ended December 31, 2015, the decrease in goodwill for the Electronic Systems segment was due to the divestitures of BSI, the Tinsley Product Line and Klein.
(5)	The accumulated impairment losses at December 31, 2015 exclude $571 million of impairment charges recorded during 2015 relating to the NSS reporting unit, which is reported in discontinued operations.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

As discussed in Note 2, the carrying value of goodwill is tested for impairment annually as of November 30 and on an interim basis, using a two-step process, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

The Company recorded aggregate goodwill impairment charges of $955 million in 2015 primarily due to a decline in the estimated fair value of the NSS business and the Logistics Solutions business as a result of the decline in their projected future cash flows. The adjustments the Company recorded related to goodwill impairment charges are presented in a separate caption on the audited consolidated statements of operations, and are summarized and further discussed below.

	Year Ended December 31, 2015
	Goodwill Impairment Charges
	Continuing Operations	Discontinued Operations	L-3 Consolidated
		(in millions)
Logistics Solutions reporting unit impairment	$338	$—	$338
NSS reporting unit impairment	37	571	608
Re-allocation of goodwill for business retained from NSS	9	—	9

Total	$384	$571	$955

Based on its annual impairment test as of November 30, 2015, the Company recorded non-cash impairment charges of $455 million for the impairment of goodwill during the fourth quarter of 2015. The goodwill impairment charges were comprised of: (1) $338 million related to a decline in the estimated fair value of the Logistics Solutions reporting unit, which is part of the Aerospace Systems segment, as a result of a decline in its projected future cash flows and (2) $117 million, of which $115 million is included in discontinued operations, related to a decline in the estimated fair value of the NSS reporting unit based on the purchase price indicated in the definitive agreement entered into on December 8, 2015 to sell the NSS business. The decline in projected future cash flows for Logistics Solutions was caused by projected future year lower sales volumes and operating margins. Logistics Solutions did not achieve its 2015 annual plan for orders due to an inability to win new business, in part due to delays of certain contract competitions, as well as certain contract recompetition losses. Additionally, Logistics Solutions did not achieve its 2015 annual plan for sales and operating income primarily due to reduced flight hours and competitive pricing pressures on logistics and maintenance contracts. The Company determined, during the preparation of its 2016 financial plan and three year forecast (2016-2018), that these factors will continue to affect the future sales and operating income performance of the Logistics Solutions reporting unit.

In connection with the sale of NSS business, the Company recorded a non-cash impairment charge of $9 million during the fourth quarter of 2015 related to the re-allocation of goodwill to a business retained by L-3.

During the third quarter of 2015, a decline in the projected future cash flows of NSS indicated that the carrying amount of the goodwill for the NSS business may not be recoverable. Accordingly, the Company performed an impairment test for the NSS business, determined that the implied goodwill was lower than the carrying amount, and recorded a non-cash impairment charge of $491 million, of which $456 million is included in discontinued operations, for the impairment of goodwill. The goodwill impairment charge was due to a decline in the estimated fair value of the NSS business as a result of a decline in the projected future cash flows of NSS caused by NSS’s inability to achieve its planned 2015 orders, sales and operating income, primarily due to lower than expected new commercial and international business awards, and a reduced outlook for operating margin and international sales.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In summary, the Company recorded total impairment charges relating to the NSS business aggregating $608 million during the year ended December 31, 2015, including $117 million during the fourth quarter of 2015 and $491 million during the third quarter of 2015. The NSS goodwill impairment charges were allocated between income from continuing operations and income from discontinued operations based on the relative fair values of the NSS business retained by L-3, and the NSS business sold at each goodwill impairment test date. This resulted in $37 million classified in income from continuing operations and the remaining $571 million classified in income from discontinued operations.

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

Information on the Company’s identifiable intangible assets that are subject to amortization is presented in the table below.

	December 31, 2015				December 31, 2014
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in millions)
Customer contractual relationships	16	$370	$246	$124	$355	$221	$134
Technology	11	156	91	65	132	82	50
Other	18	21	11	10	21	10	11

Total	15	$547	$348	$199	$508	$313	$195

Amortization expense recorded by the Company for its identifiable intangible assets is presented in the table below.

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Amortization expense	$35	$39	$35

Based on gross carrying amounts at December 31, 2015, the Company’s estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2016 through 2020 is presented in the table below.

	Year Ending December 31,
	2016	2017	2018	2019	2020
	(in millions)
Estimated amortization expense	$33	$31	$26	$23	$20

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

7. Other Current Liabilities and Other Liabilities

The table below presents the components of other current liabilities.

	December 31,
	2015	2014
	(in millions)
Other Current Liabilities:
Accruals for pending and threatened litigation (see Note 18)	$6	$36
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	82	75
Accrued product warranty costs	70	59
Accrued interest	45	46
Deferred revenues	32	30
Other(1)	159	143

Total other current liabilities	$394	$389

(1)

In November 2015, the Company commenced a voluntary return program and began accepting customer returns for various EoTech holographic weapons sight (HWS) products that may have been affected by certain performance issues. The return program gives eligible owners of such HWS products the option to return their products in exchange for the purchase price, including shipping costs. The Company recorded a reduction to net sales of $20 million in the Warrior Systems sector of the Electronic Systems segment in the 2015 fourth quarter associated with establishing a product returns reserve to reflect the estimated cost of the return program. The Company’s estimated product returns reserve is based on several factors, including the number of HWS units that it anticipates purchasers will return. The Company’s product returns reserve estimate is based on: (1) its analysis of various factors, including an assumed product return rate consistent with claim rates in other circumstances, (2) its experience to date with the voluntary return program, and among other things, an assumption that only a very small percentage of the total number of HWS products sold by the Company and eligible for the voluntary return program will be returned and (3) an assumed average unit purchase price of approximately $500. The voluntary return program is in the early stages of implementation, and the Company will continue to evaluate the amount of the product returns reserve in connection with the voluntary return program. The Company’s evaluation, including as a result of its actual experience with the voluntary return program, may lead it to record an adjustment to the product returns reserve in future periods. Any such adjustment could be material.

The table below presents the components of other liabilities.

	December 31,
	2015	2014
	(in millions)
Other Liabilities:
Non-current income taxes payable (see Note 16)	$161	$185
Deferred compensation	45	41
Accrued workers’ compensation	38	38
Accrued product warranty costs	35	34
Notes payable and capital lease obligations	10	1
Other	79	61

Total other liabilities	$368	$360

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

8. Property, Plant and Equipment

The table below presents the components of Property, Plant and Equipment.

	December 31,
	2015	2014
	(in millions)
Land	$60	$62
Buildings and improvements	431	420
Machinery, equipment, furniture and fixtures	1,736	1,670
Leasehold improvements	343	309

Gross property, plant and equipment	2,570	2,461
Accumulated depreciation and amortization	(1,473)	(1,400)

Property, plant and equipment, net	$1,097	$1,061

9. Debt

The components of debt and a reconciliation to the carrying amount of current and long-term debt are presented in the table below.

	December 31,
	2015	2014
	(in millions)
L-3 Communications:
Borrowings under Amended and Restated Revolving Credit Facility(1)	$—	$—
3.95% Senior Notes due 2016	500	500
1.50% Senior Notes due 2017	350	350
5.20% Senior Notes due 2019	1,000	1,000
4.75% Senior Notes due 2020	800	800
4.95% Senior Notes due 2021	650	650
3.95% Senior Notes due 2024	350	650

Subtotal	3,650	3,950

Principal amount of long-term debt	3,650	3,950
Unamortized discounts	(8)	(11)

Carrying amount of long-term debt	$3,642	$3,939
Current portion of long-term debt	(499)	—

Carrying amount of long-term debt, excluding current portion	3,143	3,939

(1)

During 2015, L-3 Communications’ aggregate borrowings and repayments under the Credit Facility were $1,194 million. L-3 Communications had the full availability of its $1 billion Credit Facility at December 31, 2015 and December 31, 2014.

L-3 Communications Amended and Restated Revolving Credit Facility

On February 3, 2012, L-3 Communications amended and restated its $1 billion Revolving Credit Facility, which extended the expiration date to February 3, 2017. The terms of the Credit Facility are substantially consistent with the terms of this facility prior to its amendment and restatement except that: (1) provisions that previously limited the ability of L-3 Communications to pay dividends, repurchase L-3 Holdings’ common stock and make other distributions with respect to any capital stock were eliminated, (2) a provision that previously limited the ability of L-3 Communications to make investments in L-3 Holdings was made less restrictive and

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(3) the cost of borrowings, loan commitment fees and letter of credit fees were reduced. In addition, the Credit Facility provides for uncommitted incremental revolving facilities and additional term loan facilities in an aggregate principal amount of up to $500 million. Borrowings under the Credit Facility bear interest, at L-3 Communications’ option, at either: (1) the “base rate” equal to the highest of (a) 0.50% per annum above the latest federal funds rate, (b) the Bank of America “prime rate” (as defined in the Credit Facility), and (c) 1.00% per annum above a “Eurodollar Rate” (as defined in the Credit Facility), plus a spread ranging from 0.25% to 1.00% per annum, or (2) a “Eurodollar Rate” (as defined in the Credit Facility) plus a spread ranging from 1.25% to 2.00% per annum. L-3 Communications pays: (1) commitment fees calculated on the daily amounts of the available unused commitments at a rate ranging from 0.15% to 0.325% per annum, (2) letter of credit fees ranging from 0.675% to 1.20% per annum for commercial and performance letters of credit and (3) letter of credit fees ranging from 1.25% to 2.00% for financial letters of credit. The interest rate spread and the commitment fee rate, in all cases, depend on L-3 Communications’ debt rating at the time of determination. The debt rating is based on the credit ratings as determined by Standard & Poor’s Rating Services, Moody’s Investors Service, Inc. and Fitch Ratings of L-3 Communications’ non-credit enhanced senior, unsecured long-term debt.

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
(2)

The Senior Notes maturing in 2016, 2017, 2019, 2020 and 2021 may be redeemed at any time prior to their maturity and the Senior Notes maturing in 2024 may be redeemed at any time prior to February 28, 2024 (three months prior to their maturity) at the option of L-3 Communications, in whole or in part, at a redemption price equal to the greater of: (1) 100% of the principal amount, or (2) the present value of the remaining principal and interest payments discounted to the date of redemption, on a semi-annual basis, at the Treasury Rate (as defined in the indentures governing the Senior Notes), plus the spread indicated in the table above. In addition, if the Senior Notes maturing in 2024 are redeemed at any time on or after February 28, 2024, the redemption price would be equal to 100% of the principal amount.

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

On December 7, 2015, L-3 Communications commenced a cash tender offer for up to $300 million aggregate principal amount of its 3.95% Notes due 2024, 1.50% Notes due 2017 and 3.95% Notes due 2016 with an early tender date of December 18, 2015. On December 18, 2015, L-3 determined and announced the pricing terms of this cash tender offer, including total consideration of $986.57 per $1,000 principal amount of 3.95% Notes due 2024. On December 22, 2015, $300 million of 3.95% Notes due 2024, accepted by L-3 in connection with the early tender date, were settled for $296 million in cash, plus accrued and unpaid interest, up to but not including the repurchase date. In connection with the repurchase of $300 million of the 3.95% Notes due 2024, the Company recorded a debt retirement charge of approximately $1 million.

L-3 Holdings

In 2005, L-3 Holdings sold $700 million of 3% Convertible Contingent Debt Securities (CODES) due August 1, 2035. On May 13, 2014, L-3 Holdings called for the redemption of all of its outstanding CODES effective on June 2, 2014 (the Redemption Date). The redemption price for the CODES was $1,000 per $1,000 principal amount of the CODES, plus accrued and unpaid interest to, but excluding, the Redemption Date. Holders of the CODES were entitled to convert all or a portion thereof (in integral multiples of $1,000) at any time prior to the close of business on the business day immediately preceding the Redemption Date. The conversion value of CODES of $935 million was calculated in accordance with the indenture governing the CODES. L-3 Holdings settled the entire conversion value with respect to converted CODES in cash. As a result of the conversion, the Company recorded a reduction to shareholders’ equity of $161 million, related to the excess conversion value over the fair value of the debt component of the CODES, net of deferred tax liability. Interest expense recognized for the CODES was $2 million for the year ended December 31, 2014 and $21 million for the year ended December 31, 2013.

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

Covenants

Financial and other restrictive covenants. The Credit Facility contains financial and other restrictive covenants that limit, among other things, the ability of the subsidiaries of L-3 Communications to borrow additional funds, and the ability of L-3 Communications and its subsidiaries to incur liens, make investments, merge or consolidate or dispose of assets. The Company’s Credit Facility contains covenants that require that: (1) the Company’s consolidated leverage ratio be less than or equal to 4.0 to 1.0, (2) the Company’s consolidated interest coverage ratio be greater than or equal to 3.0 to 1.0, and (3) the Company’s consolidated senior leverage ratio be less than or equal to 3.5 to 1.0, in each case, as of the end of any fiscal quarter. Calculations of the financial covenants are to exclude, among other things, certain items such as impairment losses on goodwill or other intangible assets, non-cash gains or losses from discontinued operations, gains or losses in connection with asset dispositions, and gains or losses with respect to judgments or settlements in connection with litigation matters. As of December 31, 2015, the Company was in compliance with its financial and other restrictive covenants.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

10. Accumulated Other Comprehensive (Loss) Income (AOCI)

The changes in the AOCI balances, including amounts reclassified from AOCI into net income, are presented in the table below.

	Foreign currency translation	Unrealized gains (losses) on hedging instruments	Unrecognized (losses) gains and prior service cost, net	Total accumulated other comprehensive (loss) income
	(in millions)
Balance at December 31, 2012	$167	$3	$(720)	$(550)
Other comprehensive (loss) income before reclassifications, net of tax	(25)	(1)	414	388
Amounts reclassified from AOCI, net of tax	—	(1)	53	52

Net current period other comprehensive (loss) income	(25)	(2)	467	440

Balance at December 31, 2013	$142	$1	$(253)	$(110)

Other comprehensive loss before reclassifications, net of tax	(123)	(13)	(354)	(490)
Amounts reclassified from AOCI, net of tax	—	7	9	16

Net current period other comprehensive (loss)	(123)	(6)	(345)	(474)

Balance at December 31, 2014	$19	$(5)	$(598)	$(584)

Other comprehensive (loss) income before reclassifications, net of tax	(161)	(15)	81	(95)
Amounts reclassified from AOCI, net of tax	41	12	52	105

Net current period other comprehensive (loss) income	(120)	(3)	133	10

Balance at December 31, 2015	$(101)	$(8)	$(465)	$(574)

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Further details regarding the amounts reclassified from AOCI into net income are presented in the table below.

	Amount Reclassified from AOCI(a)
	Year Ended December 31,			Affected Line Item in the Audited Consolidated Statements of Operations
Details About AOCI Components	2015	2014	2013(b)
	(in millions)
Foreign currency translation adjustments:
MSI divestiture	$(41)	$—	$—	Loss related to business divestitures

	(41)	—	—	Income from continuing operations before income taxes

	$(41)	$—	$—	Income from continuing operations

(Loss) gains on hedging instruments:
MSI divestiture	$(2)	$—	$—	Loss related to business divestitures
Other	(16)	(8)	1	Cost of sales-products

	(18)	(8)	1	Income from continuing operations before income taxes
	6	1	—	Provision for income taxes

	$(12)	$(7)	$1	Income from continuing operations

Amortization of defined benefit pension items:
MSI divestiture	$(14)	$—	$—	Loss related to business divestitures
Net loss	(67)	(15)	(83)	(b)

	(81)	(15)	(83)	Income from continuing operations before income taxes
	29	6	30	Provision for income taxes

	$ (52)	$ (9)	$ (53)	Income from continuing operations

Total reclassification for the period	$(105)	$(16)	$(52)	Income from continuing operations

(a)	Amounts in parentheses indicate charges to the consolidated statements of operations.
(b)	Amounts related to pension and postretirement benefit plans were reclassified from AOCI and recorded as a component of net periodic benefit cost (see Note 19 for additional information).

11. Equity

On February 5, 2013, L-3 Holdings’ Board of Directors approved a share repurchase program that authorizes L-3 Holdings to repurchase up to $1.5 billion of its common stock through June 30, 2015, which was fully utilized as of February 20, 2015. On December 4, 2014, L-3 Holdings’ Board of Directors approved a new share repurchase program that authorizes L-3 Holdings to repurchase up to an additional $1.5 billion of its common stock through June 30, 2017. Repurchases of L-3 Holdings’ common stock are made from time to time at management’s discretion in accordance with applicable U.S. Federal securities laws. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including, but not limited to, the Company’s financial position, earnings, legal requirements, other investment opportunities (including acquisitions) and market conditions. L-3 Holdings, repurchased 6.4 million shares of its common stock at an average price of $116.13 per

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

share for an aggregate amount of $740 million from January 1, 2015 through December 31, 2015. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares. At December 31, 2015, the remaining dollar value of authorization under the December 4, 2014 share repurchase program was $806 million.

From January 1, 2016 through February 19, 2016, L-3 Holdings repurchased 1,133,885 shares of its common stock at an average price of $114.60 per share for an aggregate amount of approximately $130 million. The remaining dollar value of authorization under the December 4, 2014 share repurchase program was $676 million at February 19, 2016.

12. Fair Value Measurements

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

	December 31,
	2015			2014
Description	Level 1(1)	Level 2(2)	Level 3(3)	Level 1(1)	Level 2(2)	Level 3(3)
	(in millions)
Assets
Cash equivalents	$187	$—	$—	$416	$—	$—
Derivatives (foreign currency forward contracts)	—	2	—	—	5	—

Total assets	$187	$2	$—	$416	$5	$—

Liabilities
Derivatives (foreign currency forward contracts)	$—	$16	$—	$—	$11	$—

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

13. Financial Instruments

At December 31, 2015 and 2014, the Company’s financial instruments consisted primarily of cash and cash equivalents, billed receivables, trade accounts payable, Senior Notes, and foreign currency forward contracts. The carrying amounts of cash and cash equivalents, billed receivables and trade accounts payable are representative of their respective fair values because of the short-term maturities or expected settlement dates of these instruments. The carrying amounts and estimated fair values of the Company’s other financial instruments are presented in the table below.

	December 31, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Senior Notes(1)	$3,642	$3,754	$3,939	$4,178
Foreign currency forward contracts(2)	$(14)	$(14)	$(6)	$(6)

(1)	The Company measures the fair value of its Senior Notes using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.
(2)

The Company measures the fair values of foreign currency forward contracts based on forward exchange rates. See Note 14 for additional disclosures regarding the notional amounts and fair values of foreign currency forward contracts.

14. Derivative Financial Instruments

Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. The table below presents the notional amounts of the Company’s outstanding foreign currency forward contracts by currency as of December 31, 2015.

Currency	Notional Amount
(in millions)
Canadian dollar	$112
U.S. dollar	86
Euro	37
British pound	30

Total	$265

At December 31, 2015, the Company’s foreign currency forward contracts had maturities through 2020.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The table below presents the location of the Company’s derivative instruments recorded at fair value on the consolidated balance sheets.

	December 31, 2015				December 31, 2014
	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Foreign currency forward contracts(1) (2)	$1	$1	$15	$1	$4	$1	$10	$1

Total derivative instruments	$1	$1	$15	$1	$4	$1	$10	$1

(1)	See Note 12 for a description of the fair value hierarchy related to the Company’s foreign currency forward contracts.
(2)

Assets held for sale at December 31, 2014 include $2 million of other current assets relating to the fair value of derivative instruments and liabilities held for sale at December 31, 2014 include $2 million of other current liabilities relating to the fair value of derivative instruments.

The effects from foreign currency forward contracts on the consolidated statements of operations were a pre-tax loss of $18 million for the year ended December 31, 2015, a pre-tax loss of $8 million for the year ended December 31, 2014, and a pre-tax gain of $1 million for the year ended December 31, 2013. At December 31, 2015, the estimated net amount of existing losses that are expected to be reclassified into income within the next 12 months is $12 million.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

15. L-3 Holdings’ Earnings Per Share

A reconciliation of basic and diluted earnings per share (EPS) is presented in the table below.

	Year Ended December 31,
	2015	2014	2013
	(in millions, except per share data)
Reconciliation of net (loss) income:
Net (loss) income	$(225)	$677	$760
Net income from continuing operations attributable to noncontrolling interests	(15)	(13)	(9)

Net (loss) income attributable to L-3 Holdings common shareholders	$(240)	$664	$751

Earnings (loss) attributable to L-3 Holdings’ common shareholders:
Continuing operations	$282	$632	$707
Discontinued operations, net of income tax	(522)	32	44

Net (loss) income attributable to L-3 Holdings common shareholders	$(240)	$664	$751

Earnings (loss) per share attributable to L-3 Holdings’ common shareholders:
Basic:
Weighted average common shares outstanding	80.7	85.4	89.4

Basic (loss) earnings per share:
Continuing operations	$3.49	$7.40	$7.91
Discontinued operations, net of income tax	(6.46)	0.38	0.49

Net (loss) income	$(2.97)	$7.78	$8.40

Diluted:
Common and potential common shares:
Weighted average common shares outstanding	80.7	85.4	89.4
Assumed exercise of stock options	2.4	3.0	3.9
Unvested restricted stock awards	1.3	1.6	1.8
Employee stock purchase plan contributions	0.1	—	0.2
Performance unit awards	0.1	0.1	0.1
Assumed purchase of common shares for treasury	(2.7)	(3.1)	(4.5)
Assumed conversion of the CODES(1)	—	0.8	0.2

Common and potential common shares	81.9	87.8	91.1

Diluted (loss) earnings per share:
Continuing operations	$3.44	$7.20	$7.76
Discontinued operations, net of income tax	(6.37)	0.36	0.48

Net (loss) income	$(2.93)	$7.56	$8.24

(1)

The CODES were retired on June 20, 2014 and were dilutive for the years ended December 31, 2014 and 2013 as the average market price of L-3 Holdings’ common stock during the periods that the CODES were outstanding was greater than the price at which the CODES would have been convertible into L-3 Holdings’ common stock. As of June 18, 2014, the final date of conversion, the conversion price was $88.71. As of December 31, 2013, the conversion price was $90.24.

The computation of diluted EPS excluded shares for stock options and employee stock purchase plan contributions of 0.6 million, 0.5 million and 0.9 million for the years ended December 31, 2015, 2014 and 2013, respectively, as they were anti-dilutive.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

16. Income Taxes

Income from continuing operations before income taxes is summarized in the table below.

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Domestic	$192	$707	$783
Foreign	130	165	197

Income from continuing operations before income taxes	$322	$872	$980

The components of the Company’s current and deferred portions of the provision for income taxes on continuing operations are presented in the table below.

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Current income tax provision:
Federal	$60	$78	$159
State and local	5	1	29
Foreign	26	35	39

Subtotal	91	114	227

Deferred income tax provision/(benefit):
Federal	(67)	101	31
State and local	(1)	11	(1)
Foreign	2	1	7

Subtotal	(66)	113	37

Total provision for income taxes	$25	$227	$264

A reconciliation of the statutory federal income tax rate to the effective income tax rate on continuing operations of the Company is presented in the table below.

	Year Ended December 31,
	2015		2014	2013
Statutory federal income tax rate	35.0%		35.0%	35.0%
State and local income taxes, net of federal income tax benefit	2.0		2.1	1.9
Foreign income taxes	(14.2)		(3.6)	(1.8)
Manufacturing benefits	(3.7)		(1.7)	(1.9)
Research and experimentation and other tax credits	(12.9)		(4.3)	(3.8)
Resolution of tax contingencies	(2.8)		(1.0)	(1.1)
Tax deductible dividends	(2.3)		(0.8)	(0.3)
Goodwill Impairment	6.6		—	—
Other, net	0.1		0.3	(1.1)

Effective income tax rate on continuing operations	7.8	%(1)	26.0%	26.9%

(1)

In 2015, the Company recorded non-cash goodwill impairment charges of $384 million, which resulted in a deferred tax benefit of $120 million. Excluding the goodwill impairment charge and the related deferred income tax benefit, the effective income tax rate for 2015 would have been 20.5%.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The significant components of the Company’s net deferred tax assets and liabilities are presented in the table below.

	December 31,
	2015	2014
	(in millions)
Deferred tax assets:
Inventoried costs	$56	$87
Compensation and benefits	147	143
Pension and postretirement benefits	354	402
Loss carryforwards	12	15
Tax credit carryforwards	6	10
Other	79	80

Gross deferred tax assets	654	737

Less: valuation allowance	(9)	(9)

Net deferred tax assets	645	728

Deferred tax liabilities:
Goodwill and other intangible assets	$(675)	$(728)
Income recognition on contracts in process	(36)	(39)
Property, plant and equipment	(94)	(93)
Other	(56)	(88)

Gross deferred tax liabilities	(861)	(948)

Total net deferred tax liabilities	$(216)	$(220)

The classification of the Company’s deferred tax assets and liabilities are presented in the table below.

	December 31,
	2015	2014
	(in millions)
Non-current deferred tax assets	$3	$15
Non-current deferred tax liabilities	(219)	(235)

Total net deferred tax liabilities	$(216)	$(220)

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table presents the Company’s loss and tax credit carryforwards as of December 31, 2015 on a tax return basis. The Company has established a valuation allowance as indicated in those instances in which it does not believe that it is more likely than not it will generate sufficient taxable income, of the appropriate character and in the applicable subsidiary, to utilize the carryforwards.

	Year Ended December 31, 2015
	Carryforwards		Valuation Allowances
	Gross	Tax Effected	Gross	Tax Effected	Expiration Periods
	(in millions)		(in millions)
Capital loss carryforwards(1)	$ 5	$ 2	$ 5	$ 2	2016-2017
Federal net operating loss carryforwards	11	4	5	2	2026-2034
Foreign net operating loss carryforwards	16	4	4	1	Indefinite
State net operating loss carryforwards	118	2	50	1	2017-2035

Total loss carryforwards		$ 12		$ 6

State tax credit carryforwards	7	5	5	3	2017-2035
Foreign tax credit carryforwards	1	1	—	—	Indefinite

Total tax credit carryforwards		$ 6		$ 3

(1)

During 2015, the Company reduced its valuation allowance for capital loss carryforwards by $3 million because it generated approximately $9 million of net capital gains in 2015 from business divestitures and the sale of other capital assets.

As of December 31, 2015, the total amount of unrecognized tax benefits was $140 million, $93 million of which would reduce the effective income tax rate, if recognized. A reconciliation of the change in unrecognized income tax benefits, excluding potential interest and penalties, is presented in the table below.

	2015	2014	2013
	(in millions)
Balance at January 1	$169	$155	$127
Additions for tax positions related to the current year	14	20	17
Additions for tax positions related to prior years	2	12	38
Reductions for tax positions related to prior years	(37)	(11)	(7)
Reductions for tax positions related to settlements with taxing authorities	(1)	(1)	—
Reduction for tax positions related to prior years as a result of a lapse of statute of limitations	(7)	(6)	(20)

Balance at December 31	$140	$169	$155

The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction, which is the Company’s primary tax jurisdiction, and various state and foreign jurisdictions. The statutes of limitations for the Company’s U.S. Federal income tax returns for the years ended December 31, 2010 through 2014 are open as of December 31, 2015. The U.S. Internal Revenue Service (IRS) commenced an audit of the Company’s U.S. Federal income tax return for 2012. The Company cannot predict the outcome of the audit at this time. As of December 31, 2015, the Company anticipates that unrecognized tax benefits will decrease by approximately

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

$8 million over the next 12 months due to the potential resolution of unrecognized tax benefits involving several jurisdictions and tax periods. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.

During the year ended December 31, 2015, the Company reached an agreement with the IRS relating to the audit of 2010 and 2011 U.S. Federal income tax returns. The Company also reached an agreement on several state and foreign audits. As a result of these agreements, the Company reversed previously accrued income tax expense of $9 million, including interest and penalties.

During the year ended December 31, 2014, the Company settled various state and local tax audits. As a result, the Company reduced its income tax provision by $8 million for the reversal of previously accrued amounts.

During the year ended December 31, 2013, the statutes of limitations for several of the Company’s tax returns, including its 2009 U.S. Federal income tax return and certain foreign tax returns, expired. As a result, the Company reduced its income tax provision by $10 million in the year ended December 31, 2013 for the reversal of previously accrued amounts.

As of December 31, 2015 and 2014, current and non-current income taxes payable include accrued potential interest of $18 million ($11 million after income taxes) and $15 million ($9 million after income taxes), respectively, and potential penalties of $9 million for both years. With respect to the interest related items, the Company’s income tax expense included an expense of $2 million for the years ended December 31, 2015 and 2014.

Prior to 2015, the Company recorded a deferred tax liability related to the repatriation of earnings from certain subsidiaries. During 2015, the Company completed a legal restructuring of its significant foreign operations, and the earnings of these subsidiaries are now considered reinvested indefinitely. As a result, the Company recognized a $17 million deferred tax benefit. At December 31, 2015, the Company had not provided deferred U.S. income taxes and foreign withholding taxes for $661 million of undistributed earnings by its non-U.S. subsidiaries as such earnings are intended to be reinvested indefinitely. Quantification of additional taxes that may be payable on distribution is not practicable.

17. Stock-Based Compensation

Stock-Based Compensation Plans. The Company has adopted stock-based compensation plans in order to provide incentives to directors, officers, employees and other individuals providing services to or on behalf of the Company and its subsidiaries. The Company believes that its stock-based compensation awards encourage high levels of performance by individuals who contribute to the success of the Company and enable the Company to attract, retain and reward talented and experienced individuals. This is accomplished by providing eligible individuals with an opportunity to obtain or increase a proprietary interest in the Company and/or by providing eligible individuals with additional incentives to join or remain with the Company. The stock-based compensation plans serve to better align the interests of management and its employees with those of the Company’s shareholders. During the year ended December 31, 2015, the Company awarded stock-based compensation under its Amended and Restated 2008 Long Term Performance Plan (2008 LTPP). Awards under the 2008 LTPP may be granted to any officer or employee of the Company or any of its subsidiaries, non-employee directors, or to any other individual who provides services to or on behalf of the Company or any of its subsidiaries. To date, awards under the 2008 LTPP have been in the form of L-3 Holdings’ restricted stock units, performance units and options to purchase L-3 Holdings’ common stock.

On April 30, 2013, the stockholders of L-3 Holdings approved an amendment to the 2008 LTPP to increase the number of shares authorized for issuance to approximately 19.2 million shares. Each share of L-3 Holdings’

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

common stock issued under a full value award (that is, awards other than stock options and stock appreciation rights) granted on or after February 26, 2013 is counted as 3.69 shares for purposes of this share limit. Each share issued under full value awards granted between March 1, 2010 and February 25, 2013 is counted as 2.6 shares for purposes of the share limit. At December 31, 2015, 4.2 million shares of L-3 Holdings’ common stock remained available for future awards under the 2008 LTPP.

The Company’s stock-based compensation by form of award, including stock-based compensation recorded in discontinued operations relating to the NSS business, is presented in the table below.

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Stock options	$ 9	$ 9	$ 10
Restricted stock units	38	40	41
Performance units	2	3	7

Total before income taxes	49	52	58
Income taxes	(18)	(20)	(22)

Total after income taxes	31	32	36
Less: Stock based compensation recorded in discontinued operations, net of income taxes	1	1	1

Stock based compensation recorded in continuing operations, net of income taxes	$ 30	$ 31	$ 35

Stock Options. The exercise price of stock options granted under the 2008 LTPP may not be less than the fair market value of L-3 Holdings’ common stock on the date of grant. Options expire after 10 years from the date of grant and vest ratably over a three year period on the annual anniversary of the date of grant. All unvested options are subject to forfeiture upon termination of employment (subject to customary exceptions for death or disability). All of the stock option awards issued under the 2008 LTPP are non-qualified stock options for U.S. income tax regulations. The table below presents a summary of the Company’s stock option activity as of December 31, 2015 and changes during the year then ended.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Number of shares under option:
Outstanding at January 1, 2015	3,101.2	$83.02	6.2	$134
Options granted	504.3	128.78
Options exercised	(656.8)	74.97
Options forfeited	(17.2)	101.61

Outstanding at December 31, 2015	2,931.5	$92.59	6.0	$84

Vested and expected to vest at December 31, 2015(1)	2,921.2	$92.48	6.0	$84

Exercisable at December 31, 2015	1,930.1	$82.02	4.8	$72

(1)	Represents outstanding options reduced by expected forfeitures for options not fully vested.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The weighted average grant date fair value of the stock options awarded during 2015, 2014 and 2013 was $19.76, $20.02 and $12.09, respectively. The aggregate intrinsic value, disclosed in the table above, represents the difference between L-3 Holdings’ closing stock price on the last trading day for the period, and the exercise price, multiplied by the number of in-the-money stock options.

The total intrinsic value of stock options exercised, based on the difference between the L-3 Holdings’ stock price at the time of exercise and the related exercise price, was $35 million, $43 million and $32 million for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, unrecognized compensation costs related to stock options were $11 million ($7 million after income taxes), which are expected to be recognized over a weighted average remaining period of 1.2 years.

The actual income tax benefit realized related to compensation deductions arising from the exercise of stock options by the Company’s employees totaled $13 million, $14 million and $10 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

	2015 Grants	2014 Grants	2013 Grants
Expected holding period (in years)	5.0	5.5	5.6
Expected volatility	21.4%	24.4%	26.4%
Expected dividend yield	2.4%	2.7%	3.6%
Risk-free interest rate	1.5%	1.7%	1.0%

Restricted Stock Units. The Company awards restricted stock units that automatically convert into shares of L-3 Holdings’ common stock upon vesting (in the case of awards granted to employees) or upon the date on which the recipient ceases to be a director (in the case of awards granted to directors). These awards are subject to forfeiture until certain restrictions have lapsed, including a three year cliff vesting period for employees and a

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

one year cliff vesting period for directors, in each case starting on the date of grant. The weighted average grant date fair value of the restricted stock units awarded during 2015, 2014 and 2013 was $128.59, $113.58 and $77.12, respectively. The grant date fair value of the restricted stock unit awards is based on L-3 Holdings’ closing stock price at the date of grant, and is generally recognized as compensation expense on a straight-line basis over the vesting period. However, for employees who attain retirement eligibility status prior to the end of the three year cliff vesting period, and who have provided at least one year of service after the date of grant, compensation expense is recognized over the shorter period from the date of grant to the retirement eligibility date. Retirement eligible employees are those employees that have attained the age of 65 and have completed at least five years of service (which service must be continuous through the date of termination except for a single break in service that does not exceed one year in length).

The table below presents a summary of the Company’s nonvested restricted stock unit awards as of December 31, 2015 and changes during the year then ended.

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested balance at January 1, 2015	1,517.6	$ 82.72
Granted	364.8	128.59
Vested	(616.7)	68.90
Forfeited	(93.8)	99.72

Nonvested balance at December 31, 2015	1,171.9	$ 102.91

As of December 31, 2015, total unrecognized compensation costs related to nonvested restricted stock unit awards were $38 million ($24 million after income taxes) and are expected to be recognized over a weighted average remaining period of 1.1 years. The total fair value of restricted stock unit awards vested during the years ended December 31, 2015, 2014 and 2013 as of their vesting dates was $82 million, $66 million and $37 million, respectively.

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

During the years ended December 31, 2015, 2014, and 2013, the Company granted performance unit awards with a weighted average grant date fair value per unit of $129.03, $113.67 and $77.00, respectively. All the awards granted in 2015, 2014, and 2013 have performance conditions based on L-3’s diluted EPS. The performance periods for the awards began on January 1 of the applicable grant year and end on December 31 of the year corresponding to a three-year performance period. Units earned under the awards are convertible into shares of L-3 Holdings’ common stock. As of December 31, 2015, total unrecognized compensation costs related to the awards were $4 million ($2 million after income taxes) and are expected to be recognized over a weighted average remaining period of 1.6 years.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The table below presents a summary of the Company’s performance unit awards based on expected performance as of December 31, 2015 and changes during the year then ended.

	Payable in Shares (EPS)
	Number of Units	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at January 1, 2015	85.2	$96.53
Granted	41.1	129.03
Decrease due to expected performance	(52.3)	115.27
Vested	(32.9)	77.00
Forfeited	(1.5)	109.65

Outstanding at December 31, 2015	39.6	$121.27

The performance period for awards granted in 2013 ended on December 31, 2015. Based on L-3’s cumulative diluted EPS during the performance period, a total of 32,911 performance units having a fair market value of $4 million as of their vesting date were earned by the participants on December 31, 2015.

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

As of December 31, 2015, 4.0 million shares were available for future issuance under the 2009 ESPP (i.e., excluding the effect of shares issued in January 2016 as described below). In July 2015, the Company issued 0.2 million shares under the 2009 ESPP at an average price of $107.98 per share, which covered employee contributions for the six months ended June 30, 2015. In January 2016, the Company issued 0.1 million shares under the 2009 ESPP at an average price of $113.93 per share, which covered employee contributions for the six months ended December 31, 2015. The 5% discount is not recognized as compensation expense in accordance with the accounting standard for share-based compensation expense.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

18. Commitments and Contingencies

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

The following table presents future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year at December 31, 2015.

	Real Estate	Equipment	Total
		(in millions)
2016	$77	$5	$82
2017	78	4	82
2018	67	2	69
2019	53	1	54
2020	85	—	85
Thereafter	166	—	166

Total minimum payments required	526	12	538
Less: Sublease rentals under non-cancelable leases	11	—	11

Net minimum payments required	$515	$12	$527

Rent expense was $104 million for 2015, $117 million for 2014, and $116 million for 2013. Sublease rental income was $2 million for 2015, and $1 million for each of 2014 and 2013, respectively.

Letters of Credit

The Company enters into standby letters of credit with financial institutions covering performance and financial guarantees pursuant to contractual arrangements with certain customers. The Company had total outstanding letters of credit aggregating to $425 million and $615 million at December 31, 2015 and 2014, respectively. The Company had the full availability of its $1 billion Credit Facility at December 31, 2015 and December 31, 2014. These letters of credit may be drawn upon in the event of the Company’s nonperformance.

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

The Company has three existing real estate lease agreements, which include residual guarantee amounts, expiring on August 31, 2020 and are accounted for as operating leases. On or before the lease expiration date, the Company can exercise options under the lease agreements to renew the leases, purchase the properties for $45 million, or sell the properties on behalf of the lessor (the “Sale Option”). If the Company elects the Sale Option, the Company must pay the lessor a residual guarantee amount of $39 million for the properties, on or before the lease expiration date. In addition, at the time the properties are sold, the Company must pay the lessor a supplemental rent payment equal to the gross sales proceeds in excess of the residual guarantee, provided that such amount shall not exceed $6 million. For these real estate lease agreements, if the gross sales proceeds are less than the sum of the residual guarantee amount and the supplemental rent payment, the Company is required to pay a supplemental rent payment to the extent the reduction in the fair value of the properties is demonstrated by an independent appraisal to have been caused by the Company’s failure to properly maintain the properties. The aggregate residual guarantee amounts equal $39 million and are included in the future minimum payments under non-cancelable real estate operating lease payments relating to the expiration dates of such leases.

The Company has a contract to provide and operate a full-service training facility for the U.S. Air Force (USAF), including simulator systems adjacent to a USAF base in Oklahoma. The Company acted as the construction agent on behalf of the third-party owner-lessors for procurement and construction for the simulator systems, which were completed and delivered in August 2002. The Company, as lessee, entered into operating lease agreements for a term of 15 years for the simulator systems with the owner-lessors. At the end of the lease term, the Company may elect to purchase the simulator systems at fair market value, which can be no less than $7 million and no greater than $21 million. If the Company does not elect to purchase the simulator systems on the date of expiration (during the first quarter of 2018), the Company must pay to the lessor, as additional rent, $7 million and return the simulator systems to the lessors.

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

Procurement Regulations

A substantial majority of the Company’s revenues are generated from providing products and services under legally binding agreements or contracts with U.S. Government and foreign government customers. U.S. Government contracts are subject to extensive legal and regulatory requirements, and, from time to time, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

with these requirements. The Company is currently cooperating with the U.S. Government on several investigations from which civil, criminal or administrative proceedings have or could result and give rise to fines, penalties, compensatory and treble damages, restitution and/or forfeitures. In that regard, in November 2015 the Company paid $25.6 million in settlement of a complaint alleging violations of the False Claims Act in connection with the sale of EoTech’s holographic weapon sights. The Company has other ongoing government investigations, including investigations into the pricing of certain contracts entered into by the Communication Systems segment. The Company does not currently anticipate that any of these investigations will have a material adverse effect, individually or in the aggregate, on its consolidated financial position, results of operations or cash flows. However, under U.S. Government regulations, an indictment of the Company by a federal grand jury, or an administrative finding against the Company as to its present responsibility to be a U.S. Government contractor or subcontractor, could result in the Company being suspended for a period of time from eligibility for awards of new government contracts or task orders or in a loss of export privileges. A conviction, or an administrative finding against the Company that satisfies the requisite level of seriousness, could result in debarment from contracting with the federal government for a specified term. In addition, all of the Company’s U.S. Government contracts: (1) are subject to audit and various pricing and cost controls, (2) include standard provisions for termination for the convenience of the U.S. Government or for default, and (3) are subject to cancellation if funds for contracts become unavailable. Foreign government contracts generally include comparable provisions relating to terminations for convenience or default, as well as other procurement clauses relevant to the foreign government.

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

In accordance with the accounting standard for contingencies, the Company records a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are disclosed in Note 7. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At December 31, 2015, the Company recorded approximately $4 million of receivables for recoveries from insurance contracts or third parties in connection with the Bashkirian Airways matter discussed below. Legal defense costs are expensed as incurred. The Company believes it has recorded adequate provisions for its litigation matters. The Company reviews these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. While it is reasonably possible that an unfavorable outcome may occur in one or more of the following matters, unless otherwise stated below, the Company believes that it is not probable that a loss has been incurred in any of these matters. With respect to the litigation matters below for which it is reasonably possible that an unfavorable outcome may occur, an estimate of loss or range of loss is disclosed when such amount or amounts can be reasonably estimated. Although the Company believes that it has valid defenses with respect to legal matters and investigations pending against it, the results of litigation can be difficult to predict, particularly those involving jury trials. Accordingly, the Company’s current judgment as to the likelihood of loss (or our current estimate as to the potential range of loss, if any) with respect to any particular litigation matter may turn out to be wrong. Therefore, it is possible that one or more of the following or other contingencies could have a material impact on the financial position, results of operations or cash flows of the Company in future periods.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

EoTech Class Actions. In December 2015 and February 2016, three putative class action complaints against the Company were filed in the United States District Court for the Western District of Missouri and the United States District Court of the District of Oregon. The complaints allege that the Company’s EoTech business unit knowingly sold defective holographic weapons sights, and seek monetary damages, pre- and post-judgment interest, and fees and expenses based on claims including breach of warranty, fraud, violation of state consumer protection statues and unjust enrichment. The Company believes it has valid defenses with respect to these actions and intends to defend against them vigorously. The Company is unable to reasonably estimate any amount or range of loss that may be incurred in connection with these matters because the proceedings are in their early stages.

Securities Class Action. In August 2014, three separate, putative class actions were filed in the United States District Court for the Southern District of New York (the District Court) against the Company and certain of its officers. These cases were consolidated into a single action on October 24, 2014. A consolidated amended complaint was filed in the District Court on December 22, 2014, which was further amended and restated on March 13, 2015. The complaint alleges violations of federal securities laws related to misconduct and accounting errors identified by the Company at its Aerospace Systems segment, and seeks monetary damages, pre- and post-judgment interest, and fees and expenses. The Company believes the action lacks merit and intends to defend itself vigorously. On April 24, 2015, the Company moved to dismiss the amended and restated complaint. The motion has been fully briefed. The Company is unable to reasonably estimate any amount or range of loss, if any, that may be incurred in connection with this matter because the proceedings are in their early stages.

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

Bashkirian Airways. On July 1, 2004, lawsuits were filed on behalf of the estates of 31 Russian children in the state courts of Washington, Arizona, California, Florida, New York and New Jersey against Honeywell, Honeywell TCAS, Thales USA, Thales France, the Company and Aviation Communications & Surveillance Systems (ACSS), which is a joint venture of L-3 and Thales. The suits relate to the crash over southern Germany of a Bashkirian Airways Tupelov TU 154M aircraft and a DHL Boeing 757 cargo aircraft. On-board the Tupelov aircraft were 9 crew members and 60 passengers, including 45 children. The Boeing aircraft carried a crew of two. Both aircraft were equipped with Honeywell/ACSS Model 2000, Change 7 Traffic Collision and Avoidance Systems (TCAS). Sensing the other aircraft, the on-board DHL TCAS instructed the DHL pilot to descend, and the Tupelov on-board TCAS instructed the Tupelov pilot to climb. However, the Swiss air traffic controller ordered the Tupelov pilot to descend. The Tupelov pilot disregarded the on-board TCAS and put the Tupelov aircraft into a descent striking the DHL aircraft in midair at approximately 35,000 feet. All crew and passengers of both planes were lost. Investigations by the National Transportation Safety Board after the crash revealed that both TCAS units were performing as designed. The suits allege negligence and strict product liability based upon the design of the units and the training provided to resolve conflicting commands. The Company’s insurers accepted defense of these matters and retained counsel. The matters were consolidated in the U.S. District Court for the District of New Jersey, which then dismissed the actions on the basis of forum non conveniens. Plaintiffs representing 30 of the estates re-filed their complaint against ACSS on April 23, 2007 with the Barcelona Court’s Registry in Spain. On March 9, 2010, the court ruled in favor of the plaintiffs and entered judgment against ACSS in the amount of approximately $6.7 million, all of which represented compensatory damages. Both ACSS

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

and the plaintiffs appealed the judgment. In May 2012, the appellate court ruled in favor of the plaintiffs and entered judgment against ACSS in the amount of $48 million. ACSS filed an appeal of the judgment with the Supreme Court of Spain (the Supreme Court) on September 28, 2012. During the Supreme Court’s consideration of the appeal, 18 of 30 plaintiffs released their claims against ACSS in consideration for payments made by the Company’s insurance carriers. On February 10, 2015, the Supreme Court issued a ruling that awarded the remaining 12 plaintiffs approximately $11 million in the aggregate (including interest), plus certain legal expenses incurred by the plaintiffs in connection with the appeal to the Supreme Court. The Company’s insurers have paid the $11 million award amount into an escrow account held by the Company’s legal representatives for payment to the plaintiffs if and when the award becomes due, and have confirmed that they will pay the plaintiffs’ legal expenses on behalf of the Company once they are certified and become due. On May 20, 2015, an appeal was filed on behalf of ACSS to annul the Supreme Court decision on constitutional grounds. In October 2015, eight of the remaining 12 plaintiffs released their claims against ACSS in consideration for approximately $7.0 million in aggregate payments made from the escrow account (representing a discount of approximately $0.1 million from the portion of the $11 million award attributable to these plaintiffs). On October 28, 2015, the appeal to annul the Supreme Court decision was denied. The amount owed to the remaining four plaintiffs (approximately $3.7 million) plus fees of plaintiffs’ counsel (approximately €30,000) is expected to be paid from the escrow account in the first quarter of 2016, and any remaining amount in the escrow account will be returned to the Company’s insurers.

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table summarizes changes in the benefit obligations, the plan assets and funded status for all of the Company’s pension and postretirement benefit plans, as well as the aggregate balance sheet impact.

	Pension Plans		Postretirement Benefit Plans
	2015	2014	2015	2014
	(in millions)
Change in benefit obligation:
Benefit obligation at the beginning of the year	$3,663	$2,973	$199	$194
Service cost	123	106	3	3
Interest cost	149	147	7	8
Plan participants’ contributions	2	2	4	4
Amendments	—	1	—	(1)
Actuarial (gain) loss	(261)	579	(12)	5
Foreign currency exchange rate changes	(53)	(34)	(4)	(2)
Curtailments, settlements and special termination benefits	3	1	—	—
Business divestiture	(59)	—	—	—
Benefits paid	(119)	(112)	(13)	(12)

Benefit obligation at the end of the year	$3,448	$3,663	$184	$199

Change in plan assets:
Fair value of plan assets at the beginning of the year	$2,570	$2,403	$60	$55
Actual return on plan assets	54	205	—	6
Employer contributions	97	97	6	7
Plan participants’ contributions	2	2	4	4
Foreign currency exchange rate changes	(52)	(25)	—	—
Benefits paid	(119)	(112)	(13)	(12)

Fair value of plan assets at the end of the year	$2,552	$2,570	$57	$60

Unfunded status at the end of the year	$(896)	$(1,093)	$(127)	$(139)

Assets and (liabilities) recognized in the consolidated balance sheets consist of:
Non-current assets	$37	$26	$—	$—
Current liabilities	(5)	(4)	(8)	(8)
Non-current liabilities	(928)	(1,056)	(119)	(131)
Liabilities held for sale(1)	—	(59)	—	—

	$(896)	$(1,093)	$(127)	$(139)

(1)	Liabilities held for sale consists of $3 million of current liabilities and $56 million of non-current liabilities relating to L-3 MSI.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The table below summarizes the net loss and prior service cost balances at December 31, in the accumulated other comprehensive loss account, before related tax effects, for all of the Company’s pension and postretirement benefit plans.

	Pension Plans		Postretirement Benefit Plans
	2015	2014	2015	2014
	(in millions)
Net loss (gain)	$768	$968	$(10)	$(6)
Prior service credit	—	—	(3)	(3)

Total amount recognized	$768	$968	$(13)	$(9)

The aggregate accumulated benefit obligation (ABO) for all of the Company’s pension plans was $3,120 million at December 31, 2015 and $3,272 million at December 31, 2014. The table below presents information for the pension plans with an ABO in excess of the fair value of plan assets at December 31. 2015 and 2014.

	Pension Plans
	2015	2014
	(in millions)
Projected benefit obligation	$ 3,232	$3,467
Accumulated benefit obligation	2,913	3,083
Fair value of plan assets	2,302	2,349

The table below summarizes the weighted average assumptions used to determine the benefit obligations for the Company’s pension and postretirement plans disclosed at December 31, 2015 and 2014.

	Pension Plans				Postretirement Benefit Plans
	2015		2014		2015		2014
Benefit obligations:
Discount rate	4.63%	(1)	4.14%	(1)	4.23%	(2)	3.70%	(2)
Rate of compensation increase	3.50%	(3)	3.50%	(3)

(1)

The weighted average discount rate assumptions used at December 31, 2015 and 2014 were comprised of separate assumptions determined by country of 4.7% and 4.2% for the U.S. based plans, respectively, 3.9% for the Canadian based plans and 2.2% for the German based plans at December 31, 2014.

(2)

The weighted average discount rate assumptions used at December 31, 2015 and 2014 were comprised of separate assumptions determined by country of 4.3% and 3.7% for the U.S. based plans, respectively, and 3.7% for the Canadian based plans.

(3)

The weighted average rate of compensation increase assumptions were comprised of separate assumptions determined by country of 3.5% for both the U.S. based plans and Canadian based plans at December 31, 2015 and 2014.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans for the years ended December 31, 2015, 2014 and 2013.

	Pension Plans			Postretirement Benefit Plans
	2015	2014	2013	2015	2014	2013
	(in millions)
Components of net periodic benefit cost:
Service cost	$ 123	$ 106	$ 126	$ 3	$ 3	$ 4
Interest cost	149	147	132	7	8	7
Expected return on plan assets	(205)	(193)	(164)	(5)	(4)	(4)
Amortization of prior service cost (credits)	1	2	1	(2)	(2)	(3)
Amortization of net loss (gain)	68	17	83	—	(2)	2
Curtailment or settlement loss (gain)	3	1	3	—	(1)	—

Net periodic benefit cost	$ 139	$ 80	$ 181	$ 3	$ 2	$ 6

At the end of fiscal 2015, the Company changed the approach used to measure service and interest costs for pension and other postretirement benefits. For fiscal 2015, the Company measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. For fiscal 2016, the Company elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows. The Company believes the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of our plan obligations. The Company has accounted for this change as a change in accounting estimate and, accordingly, has accounted for it on a prospective basis.

The following table summarizes the other changes in plan assets and benefit obligations recognized in other comprehensive income for the Company’s pension and postretirement benefit plans for the years ended December 31, 2015, 2014 and 2013.

	Pension Plans			Postretirement Benefit Plans
	2015	2014	2013	2015	2014	2013
	(in millions)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss	$ (132)	$ 560	$ (637)	$ (7)	$ 5	$ (29)
Prior service cost (credit)	—	1	14	—	(1)	—
Amortization of net (loss) gain	(68)	(17)	(83)	—	2	(2)
Amortization of prior service (cost) credit	(1)	(2)	(1)	2	2	3

Total recognized in other comprehensive income	(201)	542	(707)	(5)	8	(28)

Total recognized in net periodic benefit cost and other comprehensive income	$ (62)	$ 622	$ (526)	$ (2)	$ 10	$ (22)

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table summarizes the amounts expected to be amortized from accumulated other comprehensive income (loss) and recognized as components of net periodic benefit costs during 2016.

	Pension Plans	Postretirement Benefit Plans	Total
(in millions)
Net loss (gain)	$ 53	$ (1)	$ 52
Prior service credit	(1)	(1)	(2)

	$ 52	$ (2)	$ 50

The table below summarizes the weighted average assumptions used to determine the net periodic benefit cost for the years ended December 31, 2015, 2014 and 2013.

	Pension Plans						Postretirement Benefit Plans
	2015		2014		2013		2015		2014		2013
Discount rate	4.14%	(1)	5.03%	(1)	4.15%	(1)	3.70%	(4)	4.43%	(4)	3.37%	(4)
Expected long-term return on plan assets	8.14%	(2)	8.13%	(2)	8.13%	(2)	7.65%		7.64%		7.64%
Rate of compensation increase	3.50%	(3)	3.50%	(3)	3.50%	(3)

(1)

The weighted average discount rate assumptions used for the years ended December 31, 2015, 2014, and 2013 were comprised of separate assumptions determined by country of 4.2%, 5.1% and 4.2% for the U.S. based plans, 3.9%, 4.7% and 3.9% for the Canadian based plans and 2.2%, 3.5%, and 3.4% for the German based plans, respectively.

(2)

The weighted average expected long-term return on plan assets assumptions used were comprised of separate assumptions determined by country of 8.25% for the U.S. based plans and 7.25% for the Canadian based plans for the years ended December 31, 2015, 2014 and 2013.

(3)

The weighted average rate of compensation increase assumptions used for the years ended December 31, 2015, 2014 and 2013 were comprised of separate assumptions determined by country of 3.5% for both the U.S and Canadian based plans.

(4)

The weighted average discount rate assumptions used for the years ended December 31, 2015, 2014 and 2013 were comprised of separate assumptions determined by country of 3.7%, 4.4% and 3.3% for the U.S. based plans and 3.7%, 4.6% and 3.7% for the Canadian based plans, respectively.

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

The annual increase in cost of benefits (health care cost trend rate) for the Company’s U.S. based plans covering retirees under 65 years of age is assumed to be an average of 7.5% in 2016 and is assumed to gradually decrease to a rate of 5.0% in 2021 and thereafter. The health care cost trend rate for the Company’s U.S. based plans covering retirees over 65 years of age is assumed to be an average of 9.0% in 2016 and is assumed to gradually decrease to a rate of 5.0% in 2024 and thereafter. The health care cost trend rate for the Company’s Canadian based plans is assumed to be an average of 6.75% in 2016 and is assumed to gradually decrease to a rate of 5.0% in 2023 and thereafter. Health care cost trend assumptions are based on (1) observed or expected

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

short term rates of increase for different types of health models based on actual claims experience and benchmarking, and (2) a reasonable estimate of an appropriate, sustainable level of health care cost trend in the future, weighting the factors that primarily influence trends, which are price inflation and cost leveraging benefit plan features. Assumed health care cost trend rates can have a significant effect on amounts reported for postretirement medical benefit plans. A one percentage point change in the assumed health care cost trend rates would have the following effects:

	1 percentage point
	Increase	Decrease
	(in millions)
Effect on total service and interest cost	$ —	$ —
Effect on postretirement benefit obligations	7	(5)

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

The Committee has established the allowable range that the plans’ assets may be invested in for each major asset category. In addition, the Committee has established guidelines regarding diversification within asset categories to limit risk and exposure to a single or limited number of securities. The investments of the plans’ include a diversified portfolio of both equity and fixed income investments. Equity investments are further diversified across U.S. and non-U.S. stocks, small to large capitalization stocks, and growth and value stocks. Fixed income assets are diversified across U.S. and non-U.S. issuers, corporate and governmental issuers, and credit quality. The plan also invests in real estate through publicly traded real estate securities. Derivatives may be used only for hedging purposes or to create synthetic long positions. The plans are prohibited from directly owning commodities, unregistered securities, restricted stock, private placements, or interests in oil, gas, mineral exploration, or other development programs. Further, short selling or utilizing margin buying for investment purposes is prohibited.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The table below presents the allowable range for each major category of the plans’ assets at December 31, 2015 as well as the Company’s pension plan and postretirement benefit plan weighted-average asset allocations at December 31, 2015 and 2014, by asset category.

	U.S.			Canada
Asset Category	Range	2015	2014	Range	2015	2014
Domestic equity(1)	30%-60%	52%	52%	—	13%	15%
International equity(2)	10%-20%	11	10	—	62	55

Total equities	45%-75%	63	62	40%-80%	75	70

Fixed income securities	20%-40%	22	22	—	16	20
Other, primarily cash and cash equivalents	0%-15%	8	9	—	9	10

Total fixed income securities and cash and cash equivalents	—	30	31	20%-60%	25	30

Real estate securities	0%-15%	7	7	—	—	—

Total		100%	100%		100%	100%

(1)	Domestic equities for Canadian plans refers to equities of Canadian companies.
(2)	International equities for Canadian plans includes equities of U.S. companies.

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

The table below presents the fair value of the Company’s pension plans’ assets by asset category segregated by level within the fair value hierarchy, as described below.

	U.S. Pension Plans’ Assets				Canadian Pension Plans’ Assets
	Fair Value Measured at December 31, 2015				Fair Value Measured at December 31, 2015
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Equity securities(1):
U.S. Equity	$1,200	$ —	$ —	$1,200	$ 73	$ —	$ —	$ 73
International Equity	79	—	—	79	91	—	—	91
Fixed Income — Investment Grade(2)	237	163	—	400	—	—	—	—
Fixed Income — High Yield(3)	—	114	—	114	—	—	—	—
Real Estate Investment Trusts(4)	170	—	—	170	—	—	—	—
Other(5)	—	166	—	166	6	21	—	27

Total assets at fair value	$1,686	$ 443	$ —	$2,129	$170	$ 21	$ —	$191

Liabilities for unsettled trades, net				(30)				—
Other investments measured at net asset value(6)(7)				170				92

Total				$2,269				$283

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Fair Value Measured at December 31, 2014				Fair Value Measured at December 31, 2014
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Equity securities(1):
U.S. Equity	$ 1,172	$ —	$ —	$1,172	$ 58	$ —	$ —	$ 58
International Equity	87	—	—	87	107	—	—	107
Fixed Income — Investment Grade(2)	237	157	—	394	—	—	—	—
Fixed Income — High Yield(3)	—	120	—	120	—	—	—	—
Real Estate Investment Trusts(4)	159	—	—	159	—	—	—	—
Other(5)	—	208	—	208	4	26	—	30

Total assets at fair value	$ 1,655	$ 485	$ —	$2,140	$ 169	$ 26	$ —	$ 195

Liabilities for unsettled trades, net				(13)				—
Other investments measured at net asset value(6)(7)				140				108

Total				$2,267				$ 303

(1)

Equity securities consist of investments in common stock of U.S. and international companies. The fair value of equity securities is based on quoted market prices available in active markets at the close of a trading day, primarily the New York Stock Exchange (NYSE), National Association of Securities Dealers Automated Quotations (NASDAQ), and various international exchanges.

(2)

Approximately 59% at December 31, 2015 and 60% at December 31, 2014 of U.S. plan assets that are invested in the Fixed Income — Investment Grade asset category consist of a mutual fund offered by a registered investment company (the “Fund”) and fixed income securities. The Fund invests in investment grade fixed income securities, mortgaged-backed securities, U.S. treasury and agency bonds and corporate bonds. These investments are classified by the Company as a Level 1 measurement within the fair value hierarchy, as the mutual fund trades on an active market and daily, quoted prices are available. The remaining 41% at December 31, 2015 and 40% at December 31, 2014 of U.S. plan assets are fixed income securities, primarily investment grade corporate bonds from various industries held directly by the plan. The fair values of these investments are based on yields currently available on comparable bonds of issuers with similar credit ratings, quoted prices of similar bonds in an active market, or cash flows based on observable inputs and are classified as Level 2.

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
(5)

Other consists primarily of: (1) money market accounts, which invest primarily in short term, high quality money market securities such as government obligations, commercial paper, time deposits and certificates of deposit, and are classified as Level 2, and (2) cash, which is classified as Level 1.

(6)

In accordance with ASU 2015-7, certain investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statements of financial position.

(7)

All of the U.S. plans other investments measured using NAV at December 31, 2015 and 2014 and approximately 52% and 43% at December 31, 2015 and 2014, respectively, of the Canadian plans other investments measured using NAV consist of a regulated commingled equity trust fund, for which fair value is based on the NAV at the end of each month. The NAV is calculated by the fund manager based on the fair value of the fund’s holdings, primarily equity securities traded in active markets, determined as of the end of each month as a practical expedient to estimating fair value. This practical expedient is not used when it is determined to be probable that the fund will sell the investment for an amount different than the reported NAV. Withdrawals are permitted, with notice by the 20th day of each month, based on NAV. Approximately 48% and 57% at December 31, 2015 and 2014, respectively, of the Canadian plans other investments measured using NAV are invested in regulated commingled bond funds (the “Bond Funds”). As these Bond Funds do not trade in an active market, the fair value is based on NAVs calculated by fund managers based on yields currently available on comparable bonds of issuers with similar credit ratings, quoted prices of similar bonds in an active market, or cash flows based on observable inputs as a practical expedient to estimating fair value and classified as Level 2. Withdrawals are permitted monthly, with notice between 0 and 3 days of the transaction date, based on NAV.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The table below presents the fair value of the Company’s postretirement benefit plans’ assets by asset category segregated by level within the fair value hierarchy, as described below.

	Postretirement Benefit Plans’ Assets
	Fair Value Measured at December 31, 2015				Fair Value Measured at December 31, 2014
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Equity securities(1):
U.S. Equity	$35	$—	$—	$35	$36	$—	$—	$36
International Equity	1	—	—	1	1	—	—	1
Fixed Income — Investment Grade(2)	8	3	—	11	10	2	—	12
Fixed Income — High Yield(3)	—	2	—	2	—	2	—	2
Real Estate Investment Trusts(4)	3	—	—	3	2	—	—	2
Other(5)	—	2	—	2	—	4	—	4

Total assets at fair value	$47	$7	$—	$54	$49	$8	$—	$57

Other investments measured at net asset value(6)(7)				3				3

Total				$57				$60

(1)

Equity securities consist of investments in common stock of U.S. and international companies. The fair value of equity securities is based on quoted market prices available in active markets at the close of a trading day, primarily the NYSE, NASDAQ, and various international exchanges.

(2)

Approximately 73% at December 31, 2015 and 83% at December 31, 2014 of the postretirement benefit plan assets that are invested in the Fixed Income — Investment Grade asset category consist of the Fund and fixed income securities. The Fund invests in investment grade fixed income securities, mortgaged-backed securities, U.S. treasury and agency bonds and corporate bonds. These investments are classified by the Company as a Level 1 measurement within the fair value hierarchy as the mutual fund trades on an active market and daily, quoted prices are available. The remaining 27% at December 31, 2015 and 17% at December 31, 2014 of the postretirement benefit plan assets are fixed income securities, primarily investment grade corporate bonds from various industries held directly by the plan. The fair values of these investments are based on yields currently available on comparable bonds of issuers with similar credit ratings, quoted prices of similar bonds in an active market, or cash flows based on observable inputs and are classified as Level 2.

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
(5)

Other consists primarily of money market accounts, which invest primarily in short term, high quality money market securities such as government obligations, commercial paper, time deposits and certificates of deposit.

(6)

In accordance with ASU 2015-7, certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statements of financial position.

(7)

All of the postretirement benefit plans other investments measured using NAV at December 31, 2015 and 2014 consist of a regulated commingled equity trust fund, which fair value is based on NAV at the end of each month. The NAV is calculated by the fund manager based on the fair value of the fund’s holdings, primarily equity securities traded in active markets, determined as of the end of each month as a practical expedient to estimating fair value. This practical expedient is not used when it is determined to be probable that the fund will sell the investment for an amount different than the reported NAV. Withdrawals are permitted, with notice by the 20th day of each month, based on NAV.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Contributions. The funding policy for the Company’s pension and postretirement benefit plans is to contribute at least the minimum required by applicable laws and regulations or to directly make benefit payments where appropriate. The Company makes voluntary, additional contributions to the pension plans depending on a number of factors, including operating cash flow levels, alternative uses for excess cash and the plans’ funded status. At December 31, 2015, all legal funding requirements had been met. For the year ending December 31, 2016, the Company currently expects to contribute approximately $100 million to its pension plans, and approximately $10 million to its postretirement benefit plans.

Estimated Future Benefit Payments. The following table presents expected pension and postretirement benefit payments and expected postretirement subsidies due to the Medicare Prescription Drug Improvement and Modernization Act of 2003, which reflect expected future service, as appropriate.

		Postretirement Benefits
	Pension Benefits	Benefit Payments	Subsidy Receipts
	(in millions)
2016	$151	13	—
2017	151	14	—
2018	155	14	—
2019	162	14	—
2020	167	15	—
Years 2021-2025	1,012	70	1

Employee Savings Plans. Under its various employee savings plans, the Company matches the contributions of participating employees up to a designated level. The extent of the match, vesting terms and the form of the matching contributions vary among the plans. Under these plans, the Company’s matching contributions in L-3 Holdings’ common stock and cash were $131 million for 2015, $135 million for 2014 and $120 million for 2013. These matching contributions include amounts attributable to discontinued operations of $12 million for 2015, $11 million for 2014 and $9 million for 2013.

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Under these plans, the Company contributed cash and recorded expenses for each of its individually significant plans and all of its other plans in aggregate as noted in the table below.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status(1)		FIP/RP(2) Status Pending/ Implemented	Contributions by L-3 Communications			Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement
		2015	2014		2015	2014	2013
					(in millions)
IAM National Pension Fund	51-6031295/002	Green	Green	No	$23(3)	$19(4)	$21(4)	No	1/29/2016 to 5/25/2019(5)
Other Pension Funds(6)					—	—	—

			Total contributions		$23	$19	$21

(1)	A zone status rating of green indicates the plan is at least 80% funded.
(2)	Funding improvement plan or rehabilitation plan.
(3)	At the date the audited financial statements for the Company were issued, the Form 5500 for the plan year ended December 31, 2015 was not available.
(4)	Represents 5% and 6% of total plan contributions for the years ended December 31, 2014 and 2013, respectively, based on Form 5500.
(5)

The Company is a party to multiple bargaining agreements for multiple projects that require contributions into the IAM National Pension Fund. The most significant of these agreements, expiring April 28, 2019, covers multiple programs in the Company’s Aerospace Systems reportable segment and represents 58% of 2015 contributions.

(6)	Consists of three pension funds in which the Company’s contributions are individually, and in the aggregate, insignificant.

20. Supplemental Cash Flow Information

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Interest paid on outstanding debt	$ 182	$ 176	$ 171
Income tax payments	132	129	245
Income tax refunds	8	9	23

21. Segment Information

The Company has three reportable segments, which are described in Note 1. The Company evaluates the performance of its operating segments and reportable segments based on their sales and operating income. All corporate expenses are allocated to the Company’s operating segments using an allocation methodology prescribed by U.S. Government regulations for government contractors. Accordingly, all costs and expenses, except for goodwill impairment charges and the loss related to business divestitures (which were not included in the Company’s segment performance measures) are included in the Company’s measure of segment profitability. Certain Corporate expenses of $15 million, $16 million and $15 million for the years ended December 31, 2015, 2014 and 2013, respectively, that had previously been allocated to the NSS business were retained by the Company and were allocated to L-3’s three reportable segments.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The tables below present net sales, operating income, depreciation and amortization, capital expenditures and total assets by reportable segment.

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Net Sales
Products
Electronic Systems	$3,390	$3,685	$3,665
Aerospace Systems	1,661	1,722	1,827
Communication Systems	1,648	1,546	1,762
Elimination of intercompany sales	(110)	(114)	(125)

Total products sales	6,589	6,839	7,129

Services
Electronic Systems	$999	$1,057	$1,092
Aerospace Systems	2,503	2,604	2,730
Communication Systems	441	539	517
Elimination of intercompany sales	(66)	(53)	(48)

Total services sales	3,877	4,147	4,291

Consolidated total	$10,466	$10,986	$11,420

Operating income
Electronic Systems	$489	$533	$529
Aerospace Systems	205	283	421
Communication Systems	196	196	167

Segment total	890	1,012	1,117

Loss related to business divestitures(1)	(31)	—	—
Impairment charges(2)	(384)	—	—

Consolidated total	$475	$1,012	$1,117

Depreciation and amortization
Electronic Systems	$110	$123	$117
Aerospace Systems	50	40	38
Communication Systems	50	51	47

Consolidated total	$210	$214	$202

Capital Expenditures
Electronic Systems	$99	$80	$71
Aerospace Systems	55	59	54
Communication Systems	37	29	59
Corporate	6	6	20

Consolidated total	$197	$174	$204

Total Assets
Electronic Systems	$6,426	$6,281	$6,933
Aerospace Systems	2,630	3,011	3,106
Communication Systems	1,984	2,025	2,161
Corporate	381	589	455
Assets held for sale	—	547	—
Assets of discontinued operations	664	1,262	1,213

Consolidated total	$12,085	$13,715	$13,868

(1)	See Note 3 for information regarding the Company’s business divestitures.
(2)

Represents non-cash goodwill impairment charges recorded during 2015, including (i) $338 million related to a decline in the estimated fair value of the Logistics Solutions reporting unit, and (ii) $46 million related to a business retained by L-3 in connection with the sale of the NSS business, comprised of (i) $37 million related to the re-allocation of impairment charges recorded for the NSS reporting unit in 2015, and (ii) $9 million related to the re-allocation of goodwill. See Note 6 for additional information.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Corporate assets not allocated to the reportable segments primarily include cash and cash equivalents, corporate office fixed assets, deferred income tax assets and liabilities and deferred debt issue costs. In addition, substantially all of the Company’s assets are located in North America.

The Company’s sales attributable to U.S. and international customers, based on location of the customer, are summarized in the table below.

	Year Ended December 31,
	2015	2014	2013
	(in millions)
U.S.	$7,908	$8,051	$8,630
International:
United Kingdom	336	335	435
Australia	321	254	218
Canada	281	289	357
South Korea	207	226	178
Saudi Arabia	201	160	132
Germany	113	243	272
Japan	95	124	67
Other	1,004	1,304	1,131

Total international	2,558	2,935	2,790

Consolidated	$10,466	$10,986	$11,420

Net sales to principal customers are summarized in the table below.

	Year Ended December 31,
	2015	2014	2013
	(in millions)
U.S. Government agencies(1)	$7,291	$7,464	$8,008
Commercial	1,376	1,656	1,689
Foreign governments(1)	1,799	1,866	1,723

Consolidated	$10,466	$10,986	$11,420

(1)	Includes sales for which the Company is the prime contractor as well as sales based on the ultimate end customer for which the Company is a subcontractor.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

22. Employee Severance and Termination Costs

Consistent with the Company’s strategy to continuously improve its cost structure and right-size its businesses, especially in view of U.S. defense budget constraints, L-3 is completing employment reduction actions across several of its businesses to reduce both direct and indirect costs, including overhead and general and administrative costs. As a result of these initiatives and due to the impact of U.S. defense budget constraints at certain affected business units, the Company recorded employee severance and other termination costs of $18 million with respect to approximately 800 employees during the year ended December 31, 2015 and $29 million with respect to approximately 1,800 employees during each of the years ended December 31, 2014 and 2013. Employee severance and other termination costs are reported within cost of sales on the consolidated statements of operations. The remaining balance to be paid in connection with these initiatives was $9 million at December 31, 2015, which is expected to be paid in 2016, and $11 million at December 31, 2014, which was paid during 2015. Employee severance and other termination costs incurred by reportable segment are presented in the table below.

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Electronic Systems	$ 8	$16	$16
Aerospace Systems	4	5	2
Communication Systems	6	8	11

Consolidated	$ 18	$29	$29

23. Unaudited Quarterly Financial Data

Unaudited summarized financial data by quarter for the years ended December 31, 2015 and 2014 is presented in the table below. The Company’s unaudited quarterly results of operations are affected, significantly in some periods, by our business acquisitions and divestitures. See Note 3.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share data)
2015
Sales	$2,488	$2,543	$2,564	$2,871
Operating income (loss)	187	153	231	(96)
Income (loss) from continuing operations	105	120	128	(56)
Net income (loss)	109	124	(296)	(162)
Net income (loss) attributable to L-3	105	120	(299)	(166)
Basic earnings (loss) per share from continuing operations(1)	1.23	1.41	1.56	(0.76)
Basic earnings (loss) per share(1)	1.28	1.46	(3.74)	(2.11)
Diluted earnings (loss) per share from continuing operations(1)	1.20	1.39	1.54	(0.76)
Diluted earnings (loss) per share(1)	1.25	1.44	(3.68)	(2.11)

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share data)
2014
Sales	$2,670	$2,702	$2,653	$2,961
Operating income	266	217	235	294
Income from continuing operations	163	131	146	205
Net income	172	141	157	207
Net income attributable to L-3	170	137	154	203
Basic EPS from continuing operations(1)	1.87	1.47	1.68	2.38
Basic EPS(1)	1.97	1.59	1.81	2.41
Diluted EPS from continuing operations(1)	1.80	1.42	1.65	2.34
Diluted EPS(1)	1.90	1.53	1.78	2.36

(1)

EPS in each quarter is computed using the weighted-average number of shares outstanding during that quarter, while EPS for the full year is computed using the weighted-average number of shares outstanding during the year. Therefore, the sum of the four quarters’ EPS may not equal the full year computed EPS.

24. Financial Information of L-3 Communications and Its Subsidiaries

Total shareholders’ equity for L-3 Communications equals that of L-3 Holdings, but the components (common stock, additional paid-in capital, treasury stock and retained earnings) are different. The table below presents information regarding the balances and changes in common stock, additional paid-in capital, treasury stock and retained earnings of L-3 Communications for each of the three years ended December 31, 2015.

	L-3 Communications Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Total
	Shares Issued	Par Value
	(in millions, except shares issued)
Balance at December 31, 2012	100	$—	$5,314	$—	$687	$(550)	$5,451
Net income attributable to L-3	—	—	—	—	751	—	751
Contributions from L-3 Holdings	—	—	339	—	—	—	339
Dividends to L-3 Holdings	—	—	—	—	(1,001)	—	(1,001)
Comprehensive income	—	—	—	—	—	440	440
Other	—	—	—	—	1	—	1

Balance at December 31, 2013	100	$—	$5,653	$—	$438	$(110)	$5,981
Net income attributable to L-3	—	—	—	—	664	—	664
Contributions from L-3 Holdings	—	—	146	—	—	—	146
Dividends to L-3 Holdings	—	—	—	—	(1,032)	—	(1,032)
Comprehensive loss	—	—	—	—	—	(474)	(474)

Balance at December 31, 2014	100	$—	$5,799	$—	$70	$(584)	$5,285
Net loss attributable to L-3	—	—	—	—	(240)	—	(240)
Contributions from L-3 Holdings	—	—	253	—	—	—	253
Dividends to L-3 Holdings	—	—	—	—	(953)	—	(953)
Comprehensive income	—	—	—	—	—	10	10

Balance at December 31, 2015	100	$—	$6,052	$—	$(1,123)	$(574)	$4,355

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

L-3 Communications is a 100% owned subsidiary of L-3 Holdings. The debt of L-3 Communications, including the Senior Notes and borrowings under amounts drawn against the Credit Facility are guaranteed, on a joint and several, full and unconditional basis, by certain of its domestic subsidiaries (the “Guarantor Subsidiaries”) and, in the case of the Credit Facility, by L-3 Holdings. See Note 9 for additional information. The foreign subsidiaries and certain domestic subsidiaries of L-3 Communications (the “Non-Guarantor Subsidiaries”) do not guarantee the debt of L-3 Communications or L-3 Holdings. None of the debt of L-3 Communications has been issued by its subsidiaries. There are no restrictions on the payment of dividends from the Guarantor Subsidiaries to L-3 Communications or from L-3 Communications to L-3 Holdings.

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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
	(in millions)
Condensed Combining Balance Sheets:
At December 31, 2015:
Current assets:
Cash and cash equivalents	$—	$137	$—	$165	$(95)	$207
Billed receivables, net	—	278	297	171	—	746
Contracts in process	—	872	958	251	—	2,081
Other current assets	—	288	137	109	—	534
Assets of discontinued operations	—	—	664	—	—	664

Total current assets	—	1,575	2,056	696	(95)	4,232
Goodwill	—	2,318	2,973	990	—	6,281
Other assets	—	816	496	260	—	1,572
Investment in and amounts due from consolidated subsidiaries	4,355	5,609	3,739	111	(13,814)	—

Total assets	$4,355	$10,318	$9,264	$2,057	$(13,909)	$12,085

Current portion of long-term debt	$—	$499	$—	$—	$—	$499
Current liabilities	—	911	899	445	(95)	2,160
Liabilities of discontinued operations	—	—	220	—	—	220
Other long-term liabilities	—	1,410	195	29	—	1,634
Long-term debt	—	3,143	—	—	—	3,143

Total liabilities	—	5,963	1,314	474	(95)	7,656

L-3 shareholders’ equity	4,355	4,355	7,950	1,583	(13,888)	4,355
Noncontrolling interests	—	—	—	—	74	74

Total equity	4,355	4,355	7,950	1,583	(13,814)	4,429

Total liabilities and equity	$4,355	$10,318	$9,264	$2,057	$(13,909)	$12,085

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
At December 31, 2014:
Current assets:
Cash and cash equivalents	$—	$361	$1	$142	$(62)	$442
Billed receivables, net	—	320	281	202	—	803
Contracts in process	—	862	1,009	277	—	2,148
Other current assets	—	238	131	94	—	463
Assets held for sale	—	—	52	495	—	547
Assets of discontinued operations	—	—	1,262	—	—	1,262

Total current assets	—	1,781	2,736	1,210	(62)	5,665
Goodwill	—	2,309	3,331	872	—	6,512
Other assets	—	833	511	194	—	1,538
Investment in and amounts due from consolidated subsidiaries	5,285	6,747	3,196	—	(15,228)	—

Total assets	$5,285	$11,670	$9,774	$2,276	$(15,290)	$13,715

Current liabilities	$—	$873	$904	$452	$(62)	$2,167
Liabilities held for sale	—	—	10	227	—	237
Liabilities of discontinued operations	—	—	230	—	—	230
Amounts due to consolidated subsidiaries	—	—	—	320	(320)	—
Other long-term liabilities	—	1,573	178	31	—	1 ,782
Long-term debt	—	3,939	—	—	—	3,939

Total liabilities	—	6,385	1,322	1,030	(382)	8,355

L-3 shareholders’ equity	5,285	5,285	8,452	1,246	(14,983)	5,285
Noncontrolling interests	—	—	—	—	75	75

Total equity	5,285	5,285	8,452	1,246	(14,908)	5,360

Total liabilities and equity	$5,285	$11,670	$9,774	$2,276	$(15,290)	$13,715

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries		Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Statements of Operations: For the year ended December 31, 2015:
Total net sales	$—	$3,580		$5,265	$1,935	$(314)	$10,466
Total cost of sales	(46)	(3,283)		(4,906)	(1,701)	360	(9,576)
(Loss) gain related to business divestitures	—	(13)		(31)	13	—	(31)
Impairment charge	—	—		(364)	(20)	—	(384)

Operating (loss) income	(46)	284		(36)	227	46	475
Interest expense	—	(167)		(1)	(1)	—	(169)
Interest and other income (expense), net	—	16		—	1	—	17
Debt retirement charge	—	(1)		—	—	—	(1)

(Loss) income from continuing operations before income taxes	(46)	132		(37)	227	46	322
Benefit (provision) for income taxes	4	(10)		3	(18)	(4)	(25)
Equity in net income of consolidated subsidiaries	(198)	(362)		—	—	560	—

Income from continuing operations	(240)	(240)		(34)	209	602	297
Income from discontinued operations, net of income tax	—	—		(522)	—	—	(522)

Net (loss) income	(240)	(240)		(556)	209	602	(225)
Net income attributable to noncontrolling interests	—	—		—	—	(15)	(15)

Net (loss) income attributable to L-3	$(240)	$(240)		$(556)	$209	$587	$(240)

Comprehensive (loss) income attributable to L-3	$(230)	$(230)		$(560)	$98	$692	$(230)

For the year ended December 31, 2014:
Total net sales	$—	$3,586		$5,460	$2,218	$(278)	$10,986
Total cost of sales	(50)	(3,255)		(5,017)	(1,980)	328	(9,974)

Operating (loss) income	(50)	331		443	238	50	1,012
Interest expense	(2)	(156)		(2)	—	2	(158)
Interest and other income (expense), net	—	15		—	3	—	18

(Loss) income from continuing operations before income taxes	(52)	190		441	241	52	872
Benefit (provision) for income taxes	14	(49)		(115)	(63)	(14)	(227)
Equity in net income of consolidated subsidiaries	702	523		—	—	(1,225)	—

Income from continuing operations	664	664		326	178	(1,187)	645
Income from discontinued operations, net of income tax	—	—		32	—	—	32

Net income	664	664		358	178	(1,187)	677
Net income attributable to noncontrolling interests	—	—		—	—	(13)	(13)

Net income attributable to L-3	$664	$664		$358	$178	$(1,200)	$664

Comprehensive income attributable to L-3	$190	$190		$356	$47	$(593)	$190

For the year ended December 31, 2013:

Total net sales	$—	$3,874		$5,555	$2,362	$(371)	$11,420
Total cost of sales	(56)	(3,595)		(4,971)	(2,108)	427	(10,303)

Operating (loss) income	(56)	279		584	254	56	1,117
Interest expense	(21)	(156)		—	(1)	21	(157)
Interest and other income, net	—	15		—	5	—	20

(Loss) income from continuing operations before income taxes	(77)	138		584	258	77	980
Benefit (provision) for income taxes	21	(38)		(157)	(69)	(21)	(264)
Equity in net income of consolidated subsidiaries	807	651		—	—	(1,458)	—

Income from continuing operations	751	751		427	189	(1,402)	716
Income from discontinued operations, net of income tax	—	—		44	—	—	44

Net income	751	751		471	189	(1,402)	760
Net income attributable to noncontrolling interests	—	—		—	—	(9)	(9)

Net income attributable to L-3	$751	$751		$471	$189	$(1,411)	$751

Comprehensive income attributable to L-3	$1,191	$1,191	$469		$164	$(1,824)	$1,191

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Statements of Cash Flows: For the year ended December 31, 2015:
Operating activities:
Net cash from operating activities from continuing operations	$954	$589	$422	$216	$(1,139)	$1,042

Investing activities:
Business acquisitions, net of cash acquired	—	(320)	—	—	—	(320)
Proceeds from sale of business, net of closing date cash balances	—	14	28	276	—	318
Investments in L-3 Communications	(49)	—	—	—	49	—
Other investing activities	—	(84)	(69)	(37)	—	(190)

Net cash used in investing activities from continuing operations	(49)	(390)	(41)	239	49	(192)

Financing activities:
Repurchases of senior notes	—	(296)	—	—	—	(296)
Common stock repurchased	(740)	—	—	—	—	(740)
Dividends paid on L-3 Holdings’ common stock	(214)	—	—	—	—	(214)
Dividends paid to L-3 Holdings	—	(954)	—	—	954	—
Investments from L-3 Holdings	—	49	—	—	(49)	—
Other financing activities	49	778	(434)	(473)	152	72

Net cash used in financing activities from continuing operations	(905)	(423)	(434)	(473)	1,057	(1,178)

Effect of foreign currency exchange rate changes on cash	—	—	—	(19)	—	(19)
Net increase in cash and cash equivalents of discontinued operations	—	—	51	—	—	51
Change in cash balance in assets held for sale	—	—	1	60	—	61

Net (decrease) increase in cash	—	(224)	(1)	23	(33)	(235)
Cash and cash equivalents, beginning of the year	—	361	1	142	(62)	442

Cash and cash equivalents, end of the year	$—	$137	$—	$165	$(95)	$207

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
For the year ended December 31, 2014:
Operating activities:
Net cash from operating activities from continuing operations	$1,966	$450	$571	$143	$(2,059)	$1,071

Investing activities:
Business acquisitions, net of cash acquired	—	(57)	—	—	—	(57)
Investments in L-3 Communications	(102)	—	—	—	102	—
Other investing activities	—	(58)	(85)	(21)	—	(164)

Net cash used in investing activities from continuing operations	(102)	(115)	(85)	(21)	102	(221)

Financing activities:
Proceeds from sale of senior notes	—	996	—	—	—	996
Redemption of CODES	(935)	—		—	—	(935)
Common stock repurchased	(823)	—	—	—	—	(823)
Dividends paid on L-3 Holdings’ common stock	(208)	—	—	—	—	(208)
Dividends paid to L-3 Holdings	—	(1,966)	—	—	1,966	—
Investments from L-3 Holdings	—	102	—	—	(102)	—
Other financing activities	102	636	(530)	(164)	50	94

Net cash used in financing activities on continuing operations	(1,864)	(232)	(530)	(164)	1,914	(876)

Effect of foreign currency exchange rate changes on cash	—	—	—	(17)	—	(17)
Net increase in cash and cash equivalents of discontinued operations	—	—	46	—	—	46
Change in cash balance in assets held for sale	—	—	(1)	(60)	—	(61)

Net increase (decrease) in cash	—	103	1	(119)	(43)	(58)
Cash and cash equivalents, beginning of the year	—	258	—	261	(19)	500

Cash and cash equivalents, end of the year	$—	$361	$1	$142	$(62)	$442

For the year ended December 31, 2013:
Operating activities:
Net cash from operating activities from continuing operations	$999	$383	$717	$237	$(1,180)	$1,156

Investing activities:
Business acquisitions, net of cash acquired	—	(62)	—	—	—	(62)
Investments in L-3 Communications	(149)	—	—	—	149	—
Other investing activities	—	(89)	(84)	(21)	—	(194)

Net cash used in investing activities from continuing operations	(149)	(151)	(84)	(21)	149	(256)

Financing activities:
Common stock repurchased	(800)	—	—	—	—	(800)
Dividends paid on L-3 Holdings’ common stock	(199)	—	—	—	—	(199)
Dividends paid to L-3 Holdings	—	(999)	—	—	999	—
Investments from L-3 Holdings	—	149	—	—	(149)	—
Other financing activities	149	630	(735)	(195)	301	150

Net cash used in financing activities from continuing operations	(850)	(220)	(735)	(195)	1,151	(849)

Effect of foreign currency exchange rate changes on cash	—	—	—	(2)	—	(2)
Net increase in cash and cash equivalents of discontinued operations	—	—	102	—	—	102

Net increase in cash	—	12	—	19	120	151
Cash and cash equivalents, beginning of the year	—	246	—	242	(139)	349

Cash and cash equivalents, end of the year	$—	$258	$—	$261	$(19)	$500