Form 10-Q
period 2016-03-25
L 3 COMMUNICATIONS HOLDINGS INC; L 3 COMMUNICATIONS CORP
filed 2016-04-27
CIK 1056239, 1039101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2016

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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

There were 76,952,735 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on April 22, 2016.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended March 25, 2016

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	(Unaudited) March 25, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$534	$207
Billed receivables, net of allowances of $13 in 2016 and $15 in 2015	779	746
Contracts in process	2,226	2,081
Inventories	351	333
Other current assets	173	201
Assets of discontinued operations	—	664

Total current assets	4,063	4,232

Property, plant and equipment, net	1,085	1,097
Goodwill	6,306	6,281
Identifiable intangible assets	195	199
Deferred income taxes	4	3
Other assets	258	255

Total assets	$11,911	$12,067

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$499	$499
Accounts payable, trade	407	297
Accrued employment costs	466	504
Accrued expenses	406	390
Advance payments and billings in excess of costs incurred	495	562
Income taxes	3	13
Other current liabilities	403	394
Liabilities of discontinued operations	—	220

Total current liabilities	2,679	2,879

Pension and postretirement benefits	1,045	1,047
Deferred income taxes	238	219
Other liabilities	371	368
Long-term debt	3,127	3,125

Total liabilities	7,460	7,638

Commitments and contingencies (see Note 18)
Equity:
L-3 shareholders’ equity:
L-3 Communications Holdings, Inc.’s common stock: $.01 par value; 300,000,000 shares authorized, 77,340,520 shares outstanding at March 25, 2016 and 78,133,763 shares outstanding at December 31, 2015 (L-3 Communications Corporation’s common stock: $.01 par value, 100 shares authorized, issued and outstanding)	6,084	6,052
L-3 Communications Holdings, Inc.’s treasury stock (at cost), 81,083,248 shares at March 25, 2016 and 79,375,063 shares at December 31, 2015	(7,049)	(6,851)
Retained earnings	5,901	5,728
Accumulated other comprehensive loss	(558)	(574)

Total L-3 shareholders’ equity	4,378	4,355
Noncontrolling interests	73	74

Total equity	4,451	4,429

Total liabilities and equity	$11,911	$12,067

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	First Quarter Ended
	March 25, 2016	March 27, 2015
Net sales:
Products	$1,423	$1,538
Services	930	950

Total net sales	2,353	2,488

Cost of sales:
Products	(1,266)	(1,382)
Services	(835)	(897)

Total cost of sales	(2,101)	(2,279)

Loss related to business divestiture	—	(22)

Operating income	252	187
Interest expense	(41)	(39)
Interest and other income, net	4	3

Income from continuing operations before income taxes	215	151
Provision for income taxes	(48)	(46)

Income from continuing operations	167	105
Income from discontinued operations, net of income taxes	63	4

Net income	230	109
Net income from continuing operations attributable to noncontrolling interests	(3)	(4)

Net income attributable to L-3	$227	$105

Basic earnings per share attributable to L-3 Holdings’ common shareholders:
Continuing operations	$2.11	$1.23
Discontinued operations	0.81	0.05

Basic earnings per share	$2.92	$1.28

Diluted earnings per share attributable to L-3 Holdings’ common shareholders:
Continuing operations	$2.08	$1.20
Discontinued operations	0.79	0.05

Diluted earnings per share	$2.87	$1.25

Cash dividends declared per common share	$0.70	$0.65

L-3 Holdings’ weighted average common shares outstanding:
Basic	77.8	82.3

Diluted	79.0	83.8

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	First Quarter Ended
	March 25, 2016	March 27, 2015
Net income	$230	$109
Other comprehensive income (loss):
Foreign currency translation adjustments	1	(87)
Unrealized gains (losses) on hedging instruments(1)	7	(3)
Pension and postretirement benefit plans:
Amortization of net loss and prior service cost previously recognized(2)	8	11

Total other comprehensive income (loss)	16	(79)

Comprehensive income	246	30
Comprehensive income attributable to noncontrolling interests	(3)	(4)

Comprehensive income attributable to L-3	$243	$26

(1)	Net of income taxes of $3 million for the quarterly period ended March 25, 2016.

(2)	Net of income taxes of $4 million and $6 million for the quarterly periods ended March 25, 2016 and March 27, 2015, respectively.

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except per share data)

	L-3 Holdings’ Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss
	Shares Outstanding	Par Value		Treasury Stock	Retained Earnings		Noncontrolling Interests	Total Equity
For the Quarter Ended March 25, 2016:
Balance at December 31, 2015	78.1	$1	$6,051	$(6,851)	$5,728	$(574)	$74	$4,429
Net income					227		3	230
Other comprehensive income						16		16
Distributions to noncontrolling interests							(4)	(4)
Cash dividends declared on common stock ($0.70 per share)					(54)			(54)
Shares issued:
Employee savings plans	0.3		32					32
Exercise of stock options	0.2		14					14
Employee stock purchase plan	0.1		—					—
Vesting of restricted stock and performance units	0.5							—
Employee restricted stock units surrendered in lieu of income tax withholding	(0.2)		(20)					(20)
Stock-based compensation expense			6					6
Treasury stock purchased	(1.7)			(198)				(198)

Balance at March 25, 2016	77.3	$1	$6,083	$(7,049)	$5,901	$(558)	$73	$4,451

For the Quarter Ended March 27, 2015:
Balance at December 31, 2014	82.0	$1	$5,798	$(6,111)	$6,181	$(584)	$75	$5,360
Net income					105		4	109
Other comprehensive loss						(79)		(79)
Distributions to noncontrolling interests							(5)	(5)
Cash dividends declared on common stock ($0.65 per share)					(55)			(55)
Shares issued:
Employee savings plans	0.3		29					29
Exercise of stock options	0.5		60					60
Employee stock purchase plan	0.1							—
Vesting of restricted stock and performance units	0.7							—
Employee restricted stock units surrendered in lieu of income tax withholding	(0.2)		(33)					(33)
Stock-based compensation expense			13					13
Treasury stock purchased	(0.8)			(100)				(100)
Other	—		3					3

Balance at March 27, 2015	82.6	$1	$5,870	$(6,211)	$6,231	$(663)	$74	$5,302

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	First Quarter Ended
	March 25, 2016	March 27, 2015
Operating activities:
Net income	$230	$109
Less: Income from discontinued operations, net of tax	(63)	(4)

Income from continuing operations	167	105
Depreciation of property, plant and equipment	40	42
Amortization of intangibles and other assets	10	10
Deferred income tax provision	12	10
Stock-based employee compensation expense	6	13
Contributions to employee savings plans in L-3 Holdings’ common stock	30	26
Amortization of pension and postretirement benefit plans net loss and prior service cost	12	17
Amortization of bond discounts and deferred debt issue costs (included in interest expense)	2	2
Loss related to business divestiture	—	22
Other non-cash items	1	(6)
Changes in operating assets and liabilities, excluding amounts from acquisitions and divestitures, and discontinued operations:
Billed receivables	(32)	23
Contracts in process	(148)	(147)
Inventories	(19)	(31)
Other assets	4	—
Accounts payable, trade	115	98
Accrued employment costs	(46)	(8)
Accrued expenses	16	(56)
Advance payments and billings in excess of costs incurred	(64)	(19)
Income taxes	20	27
Other current liabilities	(6)	4
Pension and postretirement benefits	(1)	4
All other operating activities	(7)	(24)

Net cash from operating activities from continuing operations	112	112

Investing activities:
Business acquisitions, net of cash acquired	(27)	(41)
Proceeds from the sale of businesses, net of closing date cash balances	576	—
Capital expenditures	(35)	(40)
Dispositions of property, plant and equipment	7	1
Other investing activities	9	6

Net cash from (used in) investing activities from continuing operations	530	(74)

Financing activities:
Borrowings under revolving credit facility	217	108
Repayment of borrowings under revolving credit facility	(217)	(108)
Common stock repurchased	(198)	(100)
Dividends paid on L-3 Holdings’ common stock	(58)	(58)
Proceeds from exercises of stock options	14	37
Proceeds from employee stock purchase plan	8	9
Employee restricted stock units surrendered in lieu of income tax withholding	(20)	(33)
Other financing activities	(5)	(5)

Net cash used in financing activities from continuing operations	(259)	(150)

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	(11)
Cash used in discontinued operations:
Operating activities	(56)	(2)
Investing activities	—	(1)

Cash used in discontinued operations	(56)	(3)

Change in cash balance in assets held for sale	—	1
Net increase (decrease) in cash and cash equivalents	327	(125)
Cash and cash equivalents, beginning of the period	207	442

Cash and cash equivalents, end of the period	$534	$317

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

On December 7, 2015, the Company entered into a definitive agreement to sell its National Security Solutions (NSS) business to CACI International Inc. The transaction was completed on February 1, 2016. NSS provides cybersecurity solutions, high-performance computing, enterprise IT services, analytics and intelligence analysis to the DoD, U.S. Government intelligence agencies, federal civilian agencies and foreign governments. In accordance with Accounting Standards Update (ASU) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, the assets and liabilities and results of operations of NSS are reported as discontinued operations for all periods presented. Accordingly, all references made to financial data in this Quarterly Report on Form 10-Q are to the Company’s continuing operations, unless specifically noted. See Note 5 for additional information.

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

Financial information with respect to the Company’s segments is included in Note 22 to the unaudited condensed consolidated financial statements and in Note 21 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

2.  Basis of Presentation

These unaudited condensed consolidated financial statements for the quarterly period ended March 25, 2016 should be read in conjunction with the audited consolidated financial statements of L-3 Holdings and L-3 Communications included in their Annual Report on Form 10-K for the year ended December 31, 2015.

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the disclosures required by U.S. GAAP for a complete set of annual audited financial statements. The December 31, 2015 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year.

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

Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs of sales during the reporting period. The most significant of these estimates and assumptions for L-3 relate to contract revenue, profit and loss recognition, fair values of assets acquired and liabilities assumed in business combinations, market values for inventories reported at lower of cost or market, pension and post-retirement benefit obligations, stock-based employee compensation expense, income taxes, including the valuation of deferred tax assets, litigation reserves and environmental obligations, accrued product warranty costs, liabilities for the voluntary return program of various EoTech holographic weapon sight products, and the recoverability, useful lives and valuation of recorded amounts of long-lived assets, identifiable intangible assets and goodwill. Changes in estimates are reflected in the periods during which they become known. Actual amounts will differ from these estimates and could differ materially.

Sales and profits on contracts that are covered by accounting standards for construction-type and production-type contracts and federal government contractors are substantially recognized using percentage-of-completion (POC) methods of accounting. Approximately 49% of the Company’s net sales in 2015 were accounted for under contract accounting standards, of which approximately 41% were fixed-price type contracts and approximately 8% were cost-plus type contracts. For contracts that are accounted for under contract

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

accounting standards, sales and profits are recognized based on: (1) a POC method of accounting (fixed-price contracts), (2) allowable costs incurred plus the estimated profit on those costs (cost-plus contracts), or (3) direct labor hours expended multiplied by the contractual fixed rate per hour plus incurred costs for material (time-and-material contracts). Sales and profits on fixed-price production contracts under which units are produced and delivered in a continuous or sequential process are recorded as units are delivered based on their contractual selling prices (the “units-of-delivery” method). Sales and profits on each fixed-price production contract under which units are not produced and delivered in a continuous or sequential process, or under which a relatively few number of units are produced, are recorded based on the ratio of actual cumulative costs incurred to total estimated costs at completion of the contract, multiplied by the total estimated contract revenue, less cumulative sales recognized in prior periods (the “cost-to-cost” method). Under both POC methods of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year.

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

Revisions or adjustments to estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained, as facts and circumstances change and as new information is obtained, even though the scope of work required under the contract may not change. Revisions or adjustments may also be required if contract modifications occur. The impact of revisions in profit (loss) estimates for all types of contracts subject to POC accounting are recognized on a cumulative catch-up basis in the period in which the revisions are made. The revisions in contract estimates, if significant, can materially affect the Company’s results of operations and cash flows, as well as reduce the valuations of receivables and inventories, and in some cases result in liabilities to complete contracts in a loss position. Aggregate net changes in contract estimates amounted to increases of $60 million, or 24% of consolidated operating income for the quarterly period ended March 25, 2016, and increases of $32 million, or 17% of consolidated operating income for the quarterly period ended March 27, 2015.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

As previously disclosed, during the fourth quarter of 2015, the Company commenced a voluntary return program and began accepting customer returns for various EoTech holographic weapons sight (HWS) products that may have been affected by certain performance issues. The return program gives eligible owners of such HWS products the option to return their products in exchange for a refund of the purchase price, including shipping costs. The Company initially recorded a reduction to net sales of $20 million in the Warrior Systems sector of the Electronic Systems segment in the fourth quarter of 2015, associated with establishing a product returns allowance to reflect the estimated cost of the return program. The program has now been in operation for more than four months, and as of April 22, 2016, the Company had approved refunds at a cost of approximately $21 million, with an average refund cost per unit of $507. Accordingly, with the benefit of a larger volume of actual refund transactions, the Company used a statistical analysis of the voluntary return program to estimate the number and cost of future refunds. In its statistical analysis, the Company utilized empirical models to forecast the expected emergence pattern of new refunds over time to produce a probabilistic distribution of new refund costs that reflects the existing level of estimation uncertainty. Based on this analysis, the Company expects the total cost of the voluntary return program to be approximately $35 million, and has therefore increased the product returns allowance by recording a reduction to net sales of $15 million during the first quarter of 2016. The product returns allowance was $25 million at March 25, 2016, reflects refund payments made to eligible owners during the quarter and is included in other current liabilities on the unaudited condensed consolidated balance sheets. See Note 9. The Company will continue to review the product returns allowance as the program matures and new information becomes available. The Company’s ongoing evaluation may cause it to record further adjustments to the allowance in future periods. These adjustments could be material.

For a more complete discussion of these estimates and assumptions, see the Annual Report on Form 10-K for the year ended December 31, 2015.

3.  New Accounting Standards Implemented

In March 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payments, including the income tax consequences and classification on the statement of cash flows. Under the new standard, all excess tax benefits and tax deficiencies will be recognized as income tax expense or benefit in the income statement as discrete items in the reporting period in which they occur. Additionally, excess tax benefits will be classified as an operating activity on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods, and early adoption is permitted. The amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement must be applied prospectively, and entities are allowed to elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective or retrospective transition method. The Company has elected to early adopt ASU 2016-09 for the quarterly period ending March 25, 2016, and apply the amendments relating to the presentation of excess tax benefits on the statement of cash flows using a retrospective transition method. See Note 11 for additional information.

4.  Accounting Standards Issued and Not Yet Implemented

In February 2016, the FASB issued ASU 2016-02, Leases, which updates the existing guidance on accounting for leases and requires new qualitative and quantitative disclosures about the Company’s leasing activities. The new standard requires the Company to recognize lease assets and lease liabilities on the balance sheet for all leases under which the Company is the lessee, including those classified as operating leases under previous accounting guidance. The new standard allows the Company to make an accounting policy election not to recognize on the balance sheet lease assets and liabilities for leases with a term of 12 months or less. The

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

accounting applied by a lessor is largely unchanged from previous guidance. The new standard, as amended, will be effective for the Company for interim and annual reporting periods beginning on January 1, 2019, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that the Company may elect to apply. The Company is currently evaluating the expected impact of the adoption of this standard on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, provide companies with a single revenue recognition model for recognizing revenue from contracts with customers and significantly expand the disclosure requirements for revenue arrangements. The new standard, as amended, will be effective for the Company for interim and annual reporting periods beginning on January 1, 2018, with early application permitted beginning on January 1, 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application with disclosure of results under the new and old standards for the first year of adoption. Under the new standard, an entity recognizes revenue when or as it satisfies a performance obligation by transferring a good or service to the customer, either at a point in time or over time. The Company expects to recognize revenue over time on most of its contracts that are covered by contract accounting standards and on its contracts to perform services for the U.S. Government that are not covered by contract accounting standards, which is similar to the POC cost-to-cost method currently used on certain of these contracts. The Company is currently evaluating the expected impact of the adoption of this standard on its consolidated financial statements and related disclosures and the transition alternatives available.

Other accounting standard updates effective for interim and annual periods beginning after December 15, 2016 are not expected to have an impact on the Company’s financial position, results of operations or cash flows.

5.  Divestitures and Acquisitions

Discontinued Operations

As discussed in Note 1, the Company entered into a definitive agreement to sell its NSS business to CACI International Inc. on December 7, 2015. The transaction was completed on February 1, 2016 for a sale price of $561 million, subject to finalization based on customary adjustments for closing date net working capital.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

The table below presents statement of operations data for NSS, which was previously a reportable segment and has been classified as discontinued operations and includes allocated interest expense for debt not directly attributable or related to L-3’s other operations. Interest expense was allocated in accordance with the accounting standards for discontinued operations and was based on the ratio of NSS’s net assets to the sum of: (1) total L-3 consolidated net assets and (2) L-3 consolidated total debt.

	First Quarter Ended
	March 25, 2016	March 27, 2015
	(in millions)
Net sales	$86	$238
Cost of sales	(92)	(225)
Gain related to business divestiture(1)	64	—

Operating income from discontinued operations	58	13
Interest expense allocated to discontinued operations	—	(5)

Income from discontinued operations before income taxes	58	8
Income tax benefit (expense)	5	(4)

Income from discontinued operations, net of income taxes	$63	$4

(1)	The first quarter ended March 25, 2016 includes a gain of $64 million (before and after income taxes) on the sale of the NSS business.

The major classes of assets and liabilities included in discontinued operations related to NSS are presented in the table below.

December 31, 2015
(in millions)
Assets
Current assets	$201
Property, plant and equipment, net	25
Goodwill(1)	390
Other assets	48

Total assets of discontinued operations	$664

Liabilities
Accounts payable, trade	$48
Other current liabilities	78

Current liabilities	126
Long-term liabilities	94

Total liabilities of discontinued operations	$220

(1)

The goodwill balance at December 31, 2015 is based on an allocation of the goodwill attributable to the NSS reporting unit to discontinued operations based on the relative fair value of the NSS business retained by L-3 and NSS business sold.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

Business Divestitures

2015 Business Divestiture

Marine Systems International (MSI) Divestiture. On May 29, 2015, the Company completed the sale of its MSI business to Wärtsilä Corporation for a sale price of €295 million (approximately $318 million), in addition to the assumption by Wärtsilä Corporation of approximately €60 million of MSI employee pension-related liabilities. The sale price is subject to finalization based on customary adjustments for closing date net working capital. MSI was a sector within the Company’s Electronic Systems segment, primarily selling to the commercial shipbuilding industry. During the quarterly period ended March 27, 2015, the Company recorded a pre-tax loss of $22 million related to the divestiture of MSI.

Business Acquisitions

The business acquisitions discussed below are included in the Company’s results of operations from their respective dates of acquisition.

2016 Business Acquisition

On January 22, 2016, the Company acquired the assets of Advanced Technical Materials, Inc. (ATM) for a purchase price of $27 million (subject to customary adjustments), which was financed with cash on hand. ATM develops and manufactures a broad product line of passive microwave waveguides and specialized coaxial components. The aggregate goodwill recognized for this business was $22 million, which was assigned to the Communication Systems reportable segment, all of which is expected to be deductible for income tax purposes. The final purchase price allocation, which is expected to be completed in the third quarter of 2016, will be based on final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final purchase price allocations will have a material impact on its results of operations or financial position.

2015 Business Acquisitions

ForceX, Inc. Acquisition. On October 13, 2015, the Company acquired ForceX, Inc., renamed L-3 ForceX, for a purchase price of $61 million, which was financed with cash on hand. L-3 ForceX specializes in ISR mission management software and geospatial application technology programs, offering an array of advanced products, including cueing system software, hardware and video algorithms, and wide-area sensor integration solutions and software. L-3 ForceX’s proprietary processing, exploitation and dissemination capability provides an integrated tactical operational picture, allowing users to make critical decisions in real time. L-3 ForceX also supports several key DoD ISR initiatives and classified programs. L-3 ForceX’s customer base includes the U.S. Air Force, U.S. Special Operations Command, the Naval Surface Warfare Center and a variety of DoD agencies. The aggregate goodwill recognized for this business was $48 million, which was assigned to the Electronic Systems reportable segment, of which $47 million is expected to be deductible for income tax purposes. The final purchase price allocation, which is expected to be completed in the second quarter of 2016, will be based on final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final purchase price allocations will have a material impact on its results of operations or financial position.

CTC Aviation Group Acquisition. On May 27, 2015, the Company acquired CTC Aviation Group, renamed L-3 CTC Ltd. (L-3 CTC), for a purchase price of £153 million (approximately $236 million), which was financed

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

with cash on hand. L-3 CTC is a global airline pilot training and crew resourcing specialist, based in the United Kingdom, which offers customized and innovative solutions to major airlines and flight training customers globally. L-3 CTC expands L-3’s commercial aviation training business to encompass a growing portfolio of airline and third-party training company customers. The aggregate goodwill recognized for this business was $185 million, which was assigned to the Electronic Systems reportable segment, and is not expected to be deductible for income tax purposes. The final purchase price allocation, which is expected to be completed in the second quarter of 2016, will be based on final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final purchase price allocations will have a material impact on its results of operations or financial position.

MITEQ, Inc. Acquisition. On January 21, 2015, the Company acquired the assets of MITEQ, Inc. (Miteq) for a purchase price of $41 million, which was financed with cash on hand. The purchase price and purchase price allocation of Miteq was finalized as of September 25, 2015, with no significant changes to preliminary amounts. Miteq was combined with the Company’s Narda Microwave-East business, and the new organization was re-named L-3 Narda-Miteq. Miteq offers a broad product line of active and passive radio frequency (RF) microwave components and low-power satellite communications (SATCOM) products for space and military applications that complement the existing Narda Microwave East product line. The combined L-3 Narda-Miteq business will provide products for the DoD, other U.S. Government agencies, prime contractors and commercial customers. The aggregate goodwill recognized for this business was $11 million, of which $4 million is expected to be deductible for income tax purposes. The goodwill was assigned to the Communication Systems reportable segment.

Unaudited Pro Forma Statements of Operations Data

The following unaudited pro forma Statements of Operations data present the combined results of the Company and its business acquisitions completed during the quarterly period ended March 25, 2016 and the year ended December 31, 2015, assuming that the business acquisitions completed during these periods had occurred on January 1, 2015.

	First Quarter Ended
	March 25, 2016	March 27, 2015
	(in millions, except per share data)
Pro forma net sales	$2,353	$2,518
Pro forma income from continuing operations	167	108
Pro forma net income attributable to L-3	227	108
Pro forma diluted earnings per share from continuing operations	2.08	1.24
Pro forma diluted earnings per share	2.87	1.29

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed these acquisitions on January 1, 2015.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

6.  Contracts in Process

The components of contracts in process are presented in the table below.

	March 25, 2016	December 31, 2015
	(in millions)
Unbilled contract receivables, gross	$2,243	$2,097
Unliquidated progress payments	(977)	(869)

Unbilled contract receivables, net	1,266	1,228

Inventoried contract costs, gross	1,097	975
Unliquidated progress payments	(137)	(122)

Inventoried contract costs, net	960	853

Total contracts in process	$2,226	$2,081

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

	First Quarter Ended
	March 25, 2016	March 27, 2015
	(in millions)
Amounts included in inventoried contract costs at beginning of the period	$137	$117
Contract costs incurred:
IRAD and B&P	65	63
Other G&A	194	195

Total	259	258

Amounts charged to cost of sales	(239)	(247)

Amounts included in inventoried contract costs at end of the period	$157	$128

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

	First Quarter Ended
	March 25, 2016	March 27, 2015
	(in millions)
Selling, general and administrative expenses	$52	$70
Research and development expenses	11	12

Total	$63	$82

7.  Inventories

Inventories at Lower of Cost or Market. The table below presents the components of inventories at the lower of cost (first-in, first-out or average cost) or realizable value.

	March 25, 2016	December 31, 2015
	(in millions)
Raw materials, components and sub-assemblies	$174	$164
Work in process	101	103
Finished goods	76	66

Total	$351	$333

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

	Electronic Systems	Aerospace Systems	Communication Systems	Consolidated Total
	(in millions)
Goodwill	$3,994	$1,691	$1,038	$6,723
Accumulated impairment losses	(69)	(338)	(35)	(442)

Balance at December 31, 2015	3,925	1,353	1,003	6,281

Business acquisitions(1)	—	—	22	22
Foreign currency translation adjustments(2)	(7)	10	—	3

Balance at March 25, 2016	$3,918	$1,363	$1,025	$6,306

Goodwill	$3,987	$1,701	$1,060	$6,748
Accumulated impairment losses	(69)	(338)	(35)	(442)

	$3,918	$1,363	$1,025	$6,306

(1)	The increase in goodwill for the Communication Systems segment was due to the ATM business acquisition.

(2)

The decrease in goodwill presented in the Electronic Systems segment was due to the strengthening of the U.S. dollar against the British pound, primarily offset by the weakening of the U.S. dollar against the Canadian dollar and the Euro. The increase in goodwill presented in the Aerospace Systems segment was due to the weakening of the U.S. dollar against the Canadian dollar.

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

		March 25, 2016			December 31, 2015
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in millions)
Customer contractual relationships	16	$372	$251	$121	$370	$246	$124
Technology	11	158	94	64	156	91	65
Other	18	21	11	10	21	11	10

Total	15	$551	$356	$195	$547	$348	$199

The table below presents amortization expense recorded by the Company for its identifiable intangible assets.

	First Quarter Ended
	March 25, 2016	March 27, 2015
	(in millions)
Amortization Expense	$8	$9

Based on gross carrying amounts at March 25, 2016, the Company’s estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2016 through 2020 is presented in the table below.

	Year Ending December 31,
	2016	2017	2018	2019	2020
	(in millions)
Estimated amortization expense	$33	$31	$27	$24	$21

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

9.  Other Current Liabilities and Other Liabilities

The table below presents the components of other current liabilities.

	March 25, 2016	December 31, 2015
	(in millions)
Other Current Liabilities:
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	$76	$82
Accrued product warranty costs	66	70
Accrued interest	48	45
Deferred revenues	33	32
Product returns allowance (see Note 2)	25	20
Accruals for pending and threatened litigation (see Note 18)	1	6
Other	154	139

Total other current liabilities	$403	$394

The table below presents the components of other liabilities.

	March 25, 2016	December 31, 2015
	(in millions)
Other Liabilities:
Non-current income taxes payable (see Note 11)	$161	$161
Deferred compensation	49	45
Accrued workers’ compensation	37	38
Accrued product warranty costs	37	35
Notes payable and capital lease obligations	10	10
Other	77	79

Total other liabilities	$371	$368

The table below presents the changes in the Company’s accrued product warranty costs.

	First Quarter Ended
	March 25, 2016	March 27, 2015
	(in millions)
Accrued product warranty costs:(1)
Balance at January 1	$105	$93
Acquisitions during the period	—	1
Accruals for product warranties issued during the period	9	17
Settlements made during the period	(11)	(17)

Balance at end of period	$103	$94

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

10.  Debt

The components of debt and a reconciliation to the carrying amount of current and long-term debt are presented in the table below.

	March 25, 2016	December 31, 2015
	(in millions)
L-3 Communications:
Borrowings under Amended and Restated Revolving Credit Facility(1)	$—	$—
3.95% Senior Notes due 2016	500	500
1.50% Senior Notes due 2017	350	350
5.20% Senior Notes due 2019	1,000	1,000
4.75% Senior Notes due 2020	800	800
4.95% Senior Notes due 2021	650	650
3.95% Senior Notes due 2024	350	350

Principal amount of long-term debt	3,650	3,650
Unamortized discounts	(7)	(8)
Deferred debt issue costs	(17)	(18)

Carrying amount of long-term debt	3,626	3,624
Current portion of long-term debt	(499)	(499)

Carrying amount of long-term debt, excluding current portion	$3,127	$3,125

(1)

During the quarterly period ended March 25, 2016, L-3 Communications’ aggregate borrowings and repayments under the Credit Facility were each $217 million. At March 25, 2016, L-3 Communications had the full availability of its $1 billion Credit Facility, which expires on February 3, 2017.

On March 24, 2016, the Company initiated a redemption of $300 million aggregate principal amount of its 3.95% Senior Notes due in 2016 (the 2016 Notes). The 2016 Notes will be redeemed on May 20, 2016 (the Redemption Date), at a redemption price equal to the greater of: (1) 100% of the aggregate principal amount, or (2) the present value of the remaining principal and interest payments discounted to the date of redemption, on a semi-annual basis, at the treasury rate (as defined in the indenture governing the 2016 Notes), plus a spread of 50 basis points.

In April 2015, the FASB issued ASU 2015-03 which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability. The Company has adopted this standard during the quarterly period ended March 25, 2016.

11.  Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction, which is the Company’s primary tax jurisdiction, and various state and foreign jurisdictions. As of March 25, 2016, the statutes of limitations for the Company’s U.S. Federal income tax returns for the years ended December 31, 2010 through 2014 were open. The U.S. Internal Revenue Service (IRS) commenced an audit of the Company’s U.S. Federal income tax return for 2012. The Company cannot predict the outcome of the audit at this time.

The effective income tax rate for the quarterly period ended March 25, 2016 decreased to 22.3% from 30.5% for the quarterly period ended March 27, 2015. The decrease was primarily due to: (1) the early adoption of a new accounting standard related to tax benefits from employee stock based compensation awards, which resulted in a

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

$10 million reduction to income tax expense (see Note 3) and (2) a benefit from the reinstatement of the Federal Research and Experimentation (R&E) tax credit. As of March 25, 2016, the Company anticipates that unrecognized tax benefits will decrease by approximately $6 million over the next 12 months due to the potential resolution of unrecognized tax benefits involving several jurisdictions and tax periods. The actual amount of the decrease over the next 12 months could vary significantly depending on the ultimate timing and nature of any settlements.

Current and non-current income taxes payable include accrued potential interest of $19 million ($11 million after income taxes) at March 25, 2016 and $18 million ($11 million after income taxes) at December 31, 2015, and potential penalties of $8 million at March 25, 2016 and $9 million at December 31, 2015.

12.  Accumulated Other Comprehensive (Loss) Income (AOCI)

The changes in the AOCI balances, including amounts reclassified from AOCI into net income, are presented in the table below.

	Foreign currency translation	Unrealized losses on hedging instruments	Unrecognized losses and prior service cost, net	Total accumulated other comprehensive (loss) income
	(in millions)
Balance at December 31, 2015	$(101)	$(8)	$(465)	$(574)
Other comprehensive income before reclassifications, net of tax	1	6	—	7
Amounts reclassified from AOCI, net of tax	—	1	8	9

Net current period other comprehensive income	1	7	8	16

Balance at March 25, 2016	$(100)	$(1)	$(457)	$(558)

Balance at December 31, 2014	$19	$(5)	$(598)	$(584)
Other comprehensive loss before reclassifications, net of tax	(87)	(5)	—	(92)
Amounts reclassified from AOCI, net of tax	—	2	11	13

Net current period other comprehensive (loss) income	(87)	(3)	11	(79)

Balance at March 27, 2015	$(68)	$(8)	$(587)	$(663)

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

Further details regarding the amounts reclassified from AOCI into net income are presented in the table below.

	Amount Reclassified from AOCI(a)
	First Quarter Ended
Details About AOCI Components	March 25, 2016	March 27, 2015
	(in millions)
Loss on hedging instruments	$(3)	$(2)	Cost of sales-products

	(3)	(2)	Income from continuing operations before income taxes
	2	—	Provision for income taxes

	$(1)	$(2)	Income from continuing operations

Amortization of defined benefit pension items:
Net loss	$(12)	$(17)	(b)

	(12)	(17)	Income from continuing operations before income taxes
	4	6	Provision for income taxes

	$(8)	$(11)	Income from continuing operations

Total reclassification for the period	$(9)	$(13)	Income from continuing operations

(a)	Amounts in parenthesis indicate charges to the unaudited condensed consolidated statements of operations.

(b)	Amounts related to pension and postretirement benefit plans were reclassified from AOCI and recorded as a component of net periodic benefit cost (see Note 19 for additional information).

13.  Equity

On December 4, 2014, L-3 Holdings’ Board of Directors approved a share repurchase program that authorizes L-3 Holdings to repurchase up to $1.5 billion of its common stock through June 30, 2017. Repurchases of L-3 Holdings’ common stock are made from time to time at management’s discretion in accordance with applicable U.S. Federal securities laws. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including, but not limited to, the Company’s financial position, earnings, legal requirements, other investment opportunities (including acquisitions) and market conditions. L-3 Holdings repurchased 1,708,185 shares of its common stock at an average price of $115.80 per share for an aggregate amount of $198 million from January 1, 2016 through March 25, 2016. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares.

At March 25, 2016, the remaining dollar value of authorization under the December 4, 2014 share repurchase program was $608 million.

From March 26, 2016 through April 22, 2016, L-3 Holdings repurchased 467,854 shares of its common stock at an average price of $119.36 per share for an aggregate amount of $56 million.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

On February 9, 2016, L-3 Holdings’ Board of Directors declared a cash dividend of $0.70 per share, paid on March 15, 2016 to shareholders of record at the close of business on March 1, 2016. During the quarterly period ended March 25, 2016, the Company paid $58 million of cash dividends, including $4 million of previously accrued dividends for employee held stock awards.

14.  L-3 Holdings’ Earnings Per Common Share

A reconciliation of basic and diluted earnings per share (EPS) is presented in the table below.

	First Quarter Ended
	March 25, 2016	March 27, 2015
	(in millions, except per share data)
Reconciliation of net income:
Net income	$230	$109
Net income from continuing operations attributable to noncontrolling interests	(3)	(4)

Net income attributable to L-3 Holdings’ common shareholders	$227	$105

Earnings attributable to L-3 Holdings’ common shareholders:
Continuing operations	$164	$101
Discontinued operations, net of income tax	63	4

Net income attributable to L-3 Holdings’ common shareholders	$227	$105

Earnings per share attributable to L-3 Holdings’ common shareholders:
Basic:
Weighted average common shares outstanding	77.8	82.3

Basic earnings per share:
Continuing operations	$2.11	$1.23
Discontinued operations, net of income tax	0.81	0.05

Net income	$2.92	$1.28

Diluted:
Common and potential common shares:
Weighted average common shares outstanding	77.8	82.3
Assumed exercise of stock options	2.0	2.9
Unvested restricted stock awards	1.1	1.4
Employee stock purchase plan contributions	0.1	0.1
Performance unit awards	0.1	0.2
Assumed purchase of common shares for treasury	(2.1)	(3.1)

Common and potential common shares	79.0	83.8

Diluted earnings per share:
Continuing operations	$2.08	$1.20
Discontinued operations, net of income tax	0.79	0.05

Net income	$2.87	$1.25

The computation of diluted EPS excludes shares for stock options, restricted stock awards and performance unit awards of 1.2 million for the quarterly period ended March 25, 2016 and shares for stock options of 0.2 million for the quarterly period ended March 27, 2015, as they were anti-dilutive.

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

	March 25, 2016			December 31, 2015
Description	Level 1(1)	Level 2(2)	Level 3(3)	Level 1(1)	Level 2(2)	Level 3(3)
	(in millions)
Assets
Cash equivalents	$329	$—	$—	$187	$—	$—
Derivatives (foreign currency forward contracts)	—	7	—	—	2	—

Total assets	$329	$7	$—	$187	$2	$—

Liabilities
Derivatives (foreign currency forward contracts)	$—	$11	$—	$—	$16	$—

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

16.  Financial Instruments

At March 25, 2016 and December 31, 2015, the Company’s financial instruments consisted primarily of cash and cash equivalents, billed receivables, trade accounts payable, Senior Notes and foreign currency forward contracts. The carrying amounts of cash and cash equivalents, billed receivables and trade accounts payable are representative of their respective fair values because of the short-term maturities or the expected settlement dates of these instruments. The carrying amounts and estimated fair values of the Company’s other financial instruments are presented in the table below.

	March 25, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Senior Notes(1)	$3,626	$3,745	$3,624	$3,754
Foreign currency forward contracts(2)	(4)	(4)	(14)	(14)

(1)	The Company measures the fair value of its Senior Notes using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.
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

Foreign Currency Forward Contracts. The Company’s U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors that are denominated in currencies other than their functional currencies. To protect the functional currency equivalent cash flows associated with certain of these contracts, the Company enters into foreign currency forward contracts. The Company’s activities involving foreign currency forward contracts are designed to hedge the changes in the functional currency equivalent cash flows due to movements in foreign exchange rates compared to the functional currency. The foreign currencies hedged are primarily the Canadian dollar, the U.S. dollar, the Euro and the British pound. The Company manages exposure to counterparty non-performance credit risk by entering into foreign currency forward contracts only with major financial institutions that are expected to fully perform under the terms of such contracts. Foreign currency forward contracts are recorded in the Company’s condensed consolidated balance sheets at fair value and are generally designated and accounted for as cash flow hedges in accordance with the accounting standards for derivative instruments and hedging activities. Gains and losses on designated foreign currency forward contracts that are highly effective in offsetting the corresponding change in the cash flows of the hedged transactions are recorded net of income taxes in AOCI and then recognized in income when the underlying hedged transaction affects income. Gains and losses on foreign currency forward contracts that do not meet hedge accounting criteria are recognized in income immediately. Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. The table below presents the notional amounts of the Company’s outstanding foreign currency forward contracts by currency at March 25, 2016.

Currency	Notional Amounts
(in millions)
Canadian dollar	$183
U.S. dollar	90
Euro	36
British pound	7

Total	$316

At March 25, 2016, the Company’s foreign currency forward contracts had maturities through 2020.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

The table below presents the location of the Company’s derivative instruments recorded at fair value on the condensed consolidated balance sheets.

	March 25, 2016				December 31, 2015
	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Foreign currency forward contracts(1)	$3	$4	$10	$1	$1	$1	$15	$1

Total derivative instruments	$3	$4	$10	$1	$1	$1	$15	$1

(1)	See Note 15 for a description of the fair value hierarchy related to the Company’s foreign currency forward contracts.

The effects from foreign currency forward contracts on the unaudited condensed consolidated statements of operations were pre-tax losses of $3 million and $2 million for the quarterly periods ended March 25, 2016 and March 27, 2015, respectively. At March 25, 2016, the estimated net amount of existing losses that are expected to be reclassified into income within the next 12 months is $7 million.

18.  Commitments and Contingencies

Procurement Regulations

A substantial majority of the Company’s revenues are generated from providing products and services under legally binding agreements or contracts with the U.S. Government, foreign government customers and state and local governments. U.S. Government contracts are subject to extensive legal and regulatory requirements, and, from time to time, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. The Company is currently cooperating with the U.S. Government on several investigations from which civil, criminal or administrative proceedings have or could result and give rise to fines, penalties, compensatory and treble damages, restitution and/or forfeitures, including investigations into the pricing of certain contracts entered into by the Communication Systems segment. The Company does not currently anticipate that any of these investigations will have a material adverse effect, individually or in the aggregate, on its consolidated financial position, results of operations or cash flows. However, under U.S. Government regulations, an indictment of the Company by a federal grand jury, or an administrative finding against the Company as to its present responsibility to be a U.S. Government contractor or subcontractor, could result in the Company being suspended for a period of time from eligibility for awards of new government contracts or task orders or in a loss of export privileges. A conviction, or an administrative finding against the Company that satisfies the requisite level of seriousness, could result in debarment from contracting with the federal government for a specified term. In addition, all of the Company’s U.S. Government contracts: (1) are subject to audit and various pricing and cost controls, (2) include standard provisions for termination for the convenience of the U.S. Government or for default, and (3) are subject to cancellation if funds for contracts become unavailable. Foreign government contracts generally include comparable provisions relating to terminations for convenience or default, as well as other procurement clauses relevant to the foreign government.

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

In accordance with the accounting standard for contingencies, the Company records a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are disclosed in Note 9. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At March 25, 2016, the Company did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. The Company believes it has recorded adequate provisions for its litigation matters. The Company reviews these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. While it is reasonably possible that an unfavorable outcome may occur in one or more of the following matters, unless otherwise stated below, the Company believes that it is not probable that a loss has been incurred in any of these matters. With respect to the litigation matters below for which it is reasonably possible that an unfavorable outcome may occur, an estimate of loss or range of loss is disclosed when such amount or amounts can be reasonably estimated. Although the Company believes that it has valid defenses with respect to legal matters and investigations pending against it, the results of litigation can be difficult to predict, particularly those involving jury trials. Accordingly, the Company’s current judgment as to the likelihood of loss (or our current estimate as to the potential range of loss, if any) with respect to any particular litigation matter may turn out to be wrong. Therefore, it is possible that one or more of the following or other contingencies could have a material impact on the financial position, results of operations or cash flows of the Company in future periods.

EoTech Class Actions. In December 2015 and February 2016, three putative class action complaints against the Company were filed in the United States District Court for the Western District of Missouri and the United States District Court of the District of Oregon. The complaints allege that the Company’s EoTech business unit knowingly sold defective holographic weapons sights, and seek monetary damages, pre- and post-judgment interest, and fees and expenses based on claims including breach of warranty, fraud, violation of state consumer protection statutes and unjust enrichment. These cases have been consolidated into a single, putative class action in the United States District Court for the Western District of Missouri. In March 2016, two additional putative class action complaints were filed in the United States District Court for the Eastern District of Michigan, which assert similar claims against the Company. The Company believes it has valid defenses with respect to these actions and intends to defend against them vigorously. The Company is unable to reasonably estimate any amount or range of loss that may be incurred in connection with these matters because the proceedings are in their early stages.

Securities Class Action. In August 2014, three separate, putative class actions were filed in the United States District Court for the Southern District of New York (the District Court) against the Company and certain of its officers. These cases were consolidated into a single action on October 24, 2014. A consolidated amended complaint was filed in the District Court on December 22, 2014, which was further amended and restated on March 13, 2015. The complaint alleges violations of federal securities laws related to misconduct and accounting errors identified by the Company at its Aerospace Systems segment, and seeks monetary damages, pre- and post-judgment interest, and fees and expenses. On March 30, 2016, the District Court dismissed with prejudice all

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

claims against the Company’s officers and allowed the claim against the Company to proceed to discovery. Discovery has commenced. The Company believes the claim lacks merit and intends to defend itself vigorously. The Company is unable to reasonably estimate any amount or range of loss, if any, that may be incurred in connection with this matter because the proceedings are in their early stages.

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

Bashkirian Airways. In March 2016, approximately $3.7 million was paid from the escrow account on behalf of the remaining four plaintiffs in full satisfaction of the amounts awarded to them. The remaining escrow balance was returned to the Company’s insurers.

HVC Alkmaar. On July 23, 2014, a notice of claim was received by our former JovyAtlas business unit. The notice relates to losses resulting from a fire that occurred at an HVC Alkmaar bio-energy plant on July 21, 2013. The notice states that the fire resulted from the failure of an uninterruptible power supply (UPS) to provide sufficient power to act as a back-up energy supply, alleges that JovyAtlas was the manufacturer and service provider for the UPS and claims €11 million in estimated property damages and €35 million in estimated business interruption damages. The Company has tendered the notice of claim to its insurance carriers.

19.  Pension and Other Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s pension and other postretirement benefit plans.

	Pension Plans		Postretirement Benefit Plans
	First Quarter Ended		First Quarter Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
	(in millions)
Components of net periodic benefit cost:
Service cost	$27	$32	$1	$1
Interest cost	35	37	1	2
Expected return on plan assets	(51)	(52)	(1)	(1)
Amortization of prior service costs (credits)	—	1	(1)	(1)
Amortization of net loss	13	17	—	—

Net periodic benefit cost	$24	$35	$—	$1

Contributions. The Company contributed cash of $12 million to its pension plans and $2 million to its other postretirement benefit plans during the quarterly period ended March 25, 2016. The Company expects to contribute an additional $88 million to its pension plans and $8 million to its other postretirement benefit plans during the remainder of 2016.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

20.  Stock-Based Compensation

During the quarterly period ended March 25, 2016, the Company granted stock-based compensation under its Amended and Restated 2008 Long Term Performance Plan (2008 LTPP) in the form of stock options, restricted stock units and performance units. The stock-based compensation awards granted during the quarterly period ended March 25, 2016 are further discussed below.

Stock Options. The Company granted 608,860 stock options with a weighted average exercise price of $116.20 per option, which was equal to the closing price of L-3 Holdings’ common stock on the date of grant. The options expire after 10 years from the date of grant and vest ratably over a three-year period on the annual anniversary of the date of grant. The options granted to our Chairman and Chief Executive Officer are also subject to performance-based vesting conditions. The weighted average grant date fair value for the options of $15.80 per option was estimated using the Black-Scholes option-pricing model. The weighted average assumptions used in the valuation model for this grant are presented in the table below.

Expected holding period (in years)	5.0
Expected volatility	21.3%
Expected dividend yield	2.8%
Risk-free interest rate	1.1%

Restricted Stock Units. The Company granted 383,693 restricted stock units with a weighted average grant date fair value of $116.20 per share. Restricted stock units automatically convert into shares of L-3 Holdings’ common stock upon vesting, and are subject to forfeiture until certain restrictions have lapsed, including a three year cliff vesting period for employees and a one year cliff vesting period for non-employee directors, in each case starting on the date of grant.

Performance Units. The Company granted 51,892 performance units with a weighted average grant date fair value per unit of $116.20. The final payout for these units is based on the achievement of pre-determined EPS goals established by the compensation committee of the Company’s Board of Directors for the three-year period ending December 31, 2018. Units earned under the award can range from zero to 200% of the original number of units awarded, which are converted into shares of L-3 Holdings’ common stock.

Award Modifications. As disclosed in Note 5, the Company completed the sale of NSS on February 1, 2016. In connection with the divestiture of NSS, the Company modified unvested restricted stock unit and stock option awards held by approximately 300 NSS employees by converting each award into a right to receive a cash payment. The cash payment was based on the original number of units awarded, the closing price of L-3’s common stock on the closing date of the sale, and the portion of the three-year vesting period for the award that had been satisfied through the closing date, and additionally in the case of stock options, the exercise price of the options. As a result of the award modification, the Company reversed $4 million of previously recorded stock compensation expense relating to the original awards as a reduction to shareholders equity and recorded $5 million of expense based on the cash payments made to NSS employees in connection with the modified awards, each of which is included in the Company’s results from discontinued operations.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

21.  Supplemental Cash Flow Information

	First Quarter Ended
	March 25, 2016	March 27, 2015
	(in millions)
Interest paid on outstanding debt	$36	$37
Income tax payments	12	10
Income tax refunds	1	1

22.  Segment Information

The Company has three reportable segments, which are described in Note 1. The Company evaluates the performance of its operating segments and reportable segments based on their sales, operating income and operating margin. Corporate expenses are allocated to the Company’s operating segments using an allocation methodology prescribed by U.S. Government regulations for government contractors. Accordingly, segment results include all costs and expenses, except for goodwill impairment charges, gains or losses related to business divestitures, and certain other items that are excluded by management for purposes of evaluating the operating performance of the Company’s business segments. Certain Corporate expenses of $4 million for the quarterly period ended March 27, 2015, that had previously been allocated to the NSS business were retained by the Company and were allocated to L-3’s three reportable segments.

The tables below present net sales, operating income, depreciation and amortization and total assets by reportable segment.

	First Quarter Ended
	March 25, 2016	March 27, 2015
	(in millions)
Net Sales:
Electronic Systems	$903	$1,046
Aerospace Systems	1,007	1,027
Communication Systems	477	455
Elimination of intercompany sales	(34)	(40)

Consolidated total	$2,353	$2,488

Operating Income:
Electronic Systems	$95	$113
Aerospace Systems	106	60
Communication Systems	51	36

Segment total	252	209
Loss related to business divestiture(1)	—	(22)

Consolidated total	$252	$187

Depreciation and amortization:
Electronic Systems	$25	$28
Aerospace Systems	13	12
Communication Systems	12	12

Consolidated total	$50	$52

(1)	See Note 5 for information regarding the Company’s business divestiture.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

	March 25, 2016	December 31, 2015
	(in millions)
Total Assets:
Electronic Systems	$6,533	$6,426
Aerospace Systems	2,769	2,630
Communication Systems	2,064	1,984
Corporate	545	363
Assets of discontinued operations	—	664

Consolidated total	$11,911	$12,067

23.  Condensed Combining Financial Information of L-3 Communications and Its Subsidiaries

L-3 Communications is a 100% owned subsidiary of L-3 Holdings. The debt of L-3 Communications, including the Senior Notes and borrowings under amounts drawn against the Credit Facility are guaranteed, on a joint and several, full and unconditional basis, by certain of its domestic subsidiaries (the “Guarantor Subsidiaries”) and, in the case of the Credit Facility, by L-3 Holdings. See Note 9 to the audited consolidated financial statements for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K for additional information. The foreign subsidiaries and certain domestic subsidiaries of L-3 Communications (the “Non-Guarantor Subsidiaries”) do not guarantee the debt of L-3 Communications or L-3 Holdings. None of the debt of L-3 Communications has been issued by its subsidiaries. There are no restrictions on the payment of dividends from the Guarantor Subsidiaries to L-3 Communications or from L-3 Communications to L-3 Holdings.

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
	(in millions)
Condensed Combining Balance Sheets:
At March 25, 2016:
Current assets:
Cash and cash equivalents	$—	$349	$3	$189	$(7)	$534
Billed receivables, net	—	276	256	247	—	779
Contracts in process	—	925	1,030	271	—	2,226
Other current assets	—	279	134	111	—	524

Total current assets	—	1,829	1,423	818	(7)	4,063
Goodwill	—	2,339	2,974	993	—	6,306
Other assets	—	784	500	258	—	1,542
Investment in and amounts due from consolidated subsidiaries	4,378	5,393	4,312	—	(14,083)	—

Total assets	$4,378	$10,345	$9,209	$2,069	$(14,090)	$11,911

Current portion of long-term debt	$—	$499	$—	$—	$—	$499
Current liabilities	—	913	818	456	(7)	2,180
Amounts due to consolidated subsidiaries	—	—	—	247	(247)	—
Other long-term liabilities	—	1,428	195	31	—	1,654
Long-term debt	—	3,127	—	—	—	3,127

Total liabilities	—	5,967	1,013	734	(254)	7,460

L-3 shareholders’ equity	4,378	4,378	8,196	1,335	(13,909)	4,378
Noncontrolling interests	—	—	—	—	73	73

Total equity	4,378	4,378	8,196	1,335	(13,836)	4,451

Total liabilities and equity	$4,378	$10,345	$9,209	$2,069	$(14,090)	$11,911

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
At December 31, 2015:
Current assets:
Cash and cash equivalents	$—	$137	$—	$165	$(95)	$207
Billed receivables, net	—	278	297	171	—	746
Contracts in process	—	872	958	251	—	2,081
Other current assets	—	288	137	109	—	534
Assets of discontinued operations	—	—	664	—	—	664

Total current assets	—	1,575	2,056	696	(95)	4,232
Goodwill	—	2,318	2,973	990	—	6,281
Other assets	—	798	496	260	—	1,554
Investment in and amounts due from consolidated subsidiaries	4,355	5,609	3,739	111	(13,814)	—

Total assets	$4,355	$10,300	$9,264	$2,057	$(13,909)	$12,067

Current portion of long-term debt	$—	$499	$—	$—	$—	$499
Current liabilities	—	911	899	445	(95)	2,160
Liabilities of discontinued operations	—	—	220	—	—	220
Other long-term liabilities	—	1,410	195	29	—	1,634
Long-term debt	—	3,125	—	—	—	3,125

Total liabilities	—	5,945	1,314	474	(95)	7,638

L-3 shareholders’ equity	4,355	4,355	7,950	1,583	(13,888)	4,355
Noncontrolling interests	—	—	—	—	74	74

Total equity	4,355	4,355	7,950	1,583	(13,814)	4,429

Total liabilities and equity	$4,355	$10,300	$9,264	$2,057	$(13,909)	$12,067

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Statements of Operations:
For the quarter ended March 25, 2016:
Total net sales	$—	$822	$1,185	$409	$(63)	$2,353
Total cost of sales	(6)	(739)	(1,068)	(357)	69	(2,101)

Operating (loss) income	(6)	83	117	52	6	252
Interest expense	—	(41)	—	—	—	(41)
Interest and other income, net	—	3	—	1	—	4

(Loss) income from continuing operations before income taxes	(6)	45	117	53	6	215
Benefit (provision) for income taxes	1	(10)	(26)	(12)	(1)	(48)
Equity in net income of consolidated subsidiaries	232	192	—	—	(424)	—

Income from continuing operations	227	227	91	41	(419)	167
Income from discontinued operations, net of income tax	—	—	63	—	—	63

Net income	227	227	154	41	(419)	230
Net income attributable to noncontrolling interests	—	—	—	—	(3)	(3)

Net income attributable to L-3	$227	$227	$154	$41	$(422)	$227

Comprehensive income attributable to L-3	$243	$243	$162	$41	$(446)	$243

Condensed Combining Statements of Operations:
For the quarter ended March 27, 2015:
Total net sales	$—	$796	$1,272	$486	$(66)	$2,488
Total cost of sales	(13)	(729)	(1,172)	(444)	79	(2,279)
Loss related to business divestitures	—	—	(3)	(19)	—	(22)

Operating (loss) income	(13)	67	97	23	13	187
Interest expense	—	(39)	—	—	—	(39)
Interest and other income, net	—	3	—	—	—	3

(Loss) income from continuing operations before income taxes	(13)	31	97	23	13	151
Benefit (provision) for income taxes	4	(10)	(29)	(7)	(4)	(46)
Equity in net income of consolidated subsidiaries	114	84	—	—	(198)	—

Income from continuing operations	105	105	68	16	(189)	105
Income from discontinued operations, net of income tax	—	—	4	—	—	4

Net income	105	105	72	16	(189)	109
Net income attributable to noncontrolling interests	—	—	—	—	(4)	(4)

Net income attributable to L-3	$105	$105	$72	$16	(193)	$105

Comprehensive income (loss) attributable to L-3	$26	$26	$69	$(73)	$(22)	$26

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Statements of Cash Flows
For the quarter ended March 25, 2016:
Operating activities:
Net cash from (used in) operating activities	$256	$46	$117	$(32)	$(275)	$112

Investing activities:
Business acquisitions, net of cash acquired	—	(27)	—	—	—	(27)
Proceeds from sale of businesses, net of closing date cash balances	—	576	—	—	—	576
Investments in L-3 Communications	(1)	—	—	—	1	—
Other investing activities	—	3	(12)	(10)	—	(19)

Net cash (used in) from investing activities from continuing operations	(1)	552	(12)	(10)	1	530

Financing activities:
Common stock repurchased	(198)	—	—	—	—	(198)
Dividends paid on L-3 Holdings common stock	(58)	—	—	—	—	(58)
Dividends paid to L-3 Holdings	—	(256)	—	—	256	—
Investments from L-3 Holdings	—	1	—	—	(1)	—
Other financing activities	1	(131)	(46)	66	107	(3)

Net cash (used in) from financing activities from continuing operations	(255)	(386)	(46)	66	362	(259)

Net decrease in cash and cash equivalents of discontinued operations	—	—	(56)	—	—	(56)

Net increase in cash	—	212	3	24	88	327
Cash and cash equivalents, beginning of the period	—	137	—	165	(95)	207

Cash and cash equivalents, end of the period	$—	$349	$3	$189	$(7)	$534

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
For the quarter ended March 27, 2015:
Operating activities:
Net cash from operating activities	$158	$107	$4	$1	$(158)	$112

Investing activities:
Business acquisitions, net of cash acquired	—	(41)	—	—	—	(41)
Investments in L-3 Communications	(13)	—	—	—	13	—
Other investing activities	—	(19)	(5)	(9)	—	(33)

Net cash used in investing activities from continuing operations	(13)	(60)	(5)	(9)	13	(74)

Financing activities:
Common stock repurchased	(100)	—	—	—	—	(100)
Dividends paid on L-3 Holdings common stock	(58)	—	—	—	—	(58)
Dividends paid to L-3 Holdings	—	(158)	—	—	158	—
Investments from L-3 Holdings	—	13	—	—	(13)	—
Other financing activities	13	(53)	4	(7)	51	8

Net cash (used in) from financing activities from continuing operations	(145)	(198)	4	(7)	196	(150)

Effect of foreign currency exchange rate changes on cash	—	—	—	(11)	—	(11)
Net decrease in cash and cash equivalents of discontinued operations	—	—	(3)	—	—	(3)
Change in cash balance in assets held for sale	—	—	1	—	—	1

Net (decrease) increase in cash	—	(151)	1	(26)	51	(125)
Cash and cash equivalents, beginning of the period	—	361	1	142	(62)	442

Cash and cash equivalents, end of the period	$—	$210	$2	$116	$(11)	$317

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

On December 7, 2015, we entered into a definitive agreement to sell our National Security Solutions (NSS) business to CACI International Inc. The transaction was completed on February 1, 2016. NSS provides cybersecurity solutions, high-performance computing, enterprise IT services, analytics and intelligence analysis to the DoD, U.S. Government intelligence agencies, federal civilian agencies and foreign governments. In accordance with Accounting Standards Update (ASU) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, the assets and liabilities and results of operations of NSS are reported as discontinued operations for all periods presented. Accordingly, all references made to financial data in this Quarterly Report on Form 10-Q are to L-3’s continuing operations, unless specifically noted.

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

Financial information with respect to our segments is included in Results of Operations within this section, Note 22 to our unaudited condensed consolidated financial statements and Note 21 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

For the year ended December 31, 2015, we generated sales of $10,466 million and our primary end customer was the DoD. The table below presents a summary of our consolidated 2015 sales by major category of end customer and the percent contributed by each to our consolidated 2015 sales.

	2015 Sales	% of 2015 Sales
	(in millions)
DoD	$6,973	67%
Other U.S. Government	318	3

Total U.S. Government	7,291	70%
International (foreign governments)	1,799	17
Commercial — international	759	7
Commercial — domestic	617	6

Total sales	$10,466	100%

We currently expect the percentages of our 2016 consolidated sales to the U.S. Government and to international and commercial customers to remain approximately the same compared to 2015.

Business Environment

U.S. Government Markets. Sales to U.S. Government customers represented 70% of our 2015 sales, and were primarily to DoD customers, which comprised 67% of our consolidated sales. Therefore, our annual sales are generally highly correlated to changes in U.S. Government spending levels, especially DoD budget levels.

The total DoD budget for FY 2015 was $560 billion, a decline of 4% as compared to the FY 2014 budget due to a decrease in the Overseas Contingency Operations (OCO) budget. The FY 2015 base budget remained substantially unchanged from FY 2014 at $497 billion, while the OCO budget decreased by $22 billion. The total DoD budget for FY 2016 is $581 billion, an increase of 4% compared to FY 2015. The increase is due to a base budget of $522 billion, higher by $25 billion compared to FY 2015. The FY 2016 OCO budget declined slightly to $59 billion compared to $63 billion for FY 2015.

On November 2, 2015, the President signed the Bipartisan Budget Act of 2015 (BBA), which suspended the debt ceiling through March 15, 2017 and raised spending caps previously enacted by Congress under the Budget Control Act of 2011 (BCA). The spending caps on defense programs were raised by $25 billion to $548 billion for FY 2016 and by $15 billion to $551 billion for FY 2017. The BBA also sets a target for OCO funding for the DoD at $59 billion for each of FY 2016 and FY 2017, subject to the Congressional appropriation process. The BBA, however, does not change the BCA budget sequestration cuts after FY 2017.

On December 18, 2015, the President signed the Consolidated Appropriations Act of 2016, which funded the U.S. Government through September 30, 2016. On February 9, 2016, the Administration submitted its FY 2017 DoD Proposed Budget Request (PBR). The total FY 2017 DoD budget request is $583 billion ($524 billion base budget, $59 billion OCO), which is substantially unchanged compared to the appropriated FY 2016 DoD budget. The FY 2017 PBR complies with the BBA.

While the BBA provides a level of stability, future DoD budgets and spending levels are determined by a number of factors beyond our control, including changes to U.S. procurement policies, current and future domestic and international budget conditions, presidential administration priorities and changing national security and defense requirements. Furthermore, the U.S. Government’s overall fiscal challenges remain, and if an annual appropriations bill is not enacted for FY 2017 or beyond, the U.S. Government may operate under a continuing resolution. We expect members of Congress and the Administration to continue to discuss various options throughout the budget appropriations process for FY 2017, and we cannot predict the outcome of these efforts. We believe that L-3 will benefit from several of the DoD’s focus areas such as ISR, unmanned systems, undersea warfare, precision strike, secure communications, missile defense and space programs, electronic warfare, aircraft readiness and the ability to project power in denied environments. Uncertainties continue to exist regarding how sequestration cuts, which are scheduled to resume in FY 2018, will be implemented in DoD budgets and how they will affect L-3’s DoD business. (For more information on the risks and uncertainties related to our U.S. Government contracts, see “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015).

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

Key Performance Measures

The primary financial performance measures that we use to manage our businesses and monitor results of operations are (i) sales, (ii) operating income, and (iii) net cash from operating activities (Operating Cash Flow). Management believes that these financial performance measures are the primary growth drivers for our earnings per share and cash flow generation. Generally, in evaluating our businesses and contract performance, we focus on net sales, operating income, operating margin, which we define as operating income as a percentage of sales, and Operating Cash Flow, and not the type or amount of operating costs.

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

Sales Trend. For the quarter ended March 25, 2016 (2016 First Quarter), consolidated net sales of $2,353 million decreased by $135 million, or 5%, compared to the quarter ended March 27, 2015 (2015 First Quarter). Organic sales declined by $52 million, or 2.1%, for the 2016 First Quarter. Organic sales exclude $114 million of sales declines related to business divestitures and $31 million of sales increases related to business acquisitions. See “Results of Operations,” including segment results below for a further discussion of sales.

For the year ended December 31, 2015, our largest contract (revenue arrangement) in terms of annual sales was the Fort Rucker Maintenance Support contract with the U.S. Army Aviation and Missile Life Cycle Management Command (AMCOM), which is included in our Aerospace Systems segment. Under this contract, which generated approximately 4% of our 2015 sales, we provide maintenance, logistics and other related sustainment support services for rotary wing aircraft assigned to Fort Rucker and satellite units in Alabama. Our period of performance, including unexercised annual options, continues through September 30, 2017.

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

Operating Income Trend. For the 2016 First Quarter, our consolidated and segment operating income was $252 million and our consolidated operating margin was 10.7%. Our segment operating income increased 21% compared to $209 million for the 2015 First Quarter, and our segment operating income as a percentage of sales (segment operating margin) was 10.7% for the 2016 First Quarter, an increase of 230 basis points from 8.4% for the 2015 First Quarter. Our consolidated operating income and consolidated operating margin for the 2015 First Quarter were reduced by charges related to the divestiture of MSI, which is further discussed below. The charges related to the divestiture of MSI are excluded from segment operating income because they are excluded by management for purposes of evaluating the operating performance of our business segments. See “Results of Operations,” including segment results below for a further discussion of operating margin.

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

Operating Cash Flow Trend. Operating Cash Flow of $112 million for the 2016 First Quarter was unchanged from the 2015 First Quarter. The decrease of Operating Cash Flow due to higher uses of cash for working capital in the 2016 First Quarter compared to the 2015 First Quarter primarily related to billed accounts receivables and advanced payments and billings in excess of costs incurred, was offset by higher net income.

Other Events

Discontinued Operations. On December 7, 2015, we entered into a definitive agreement to sell our NSS business to CACI International Inc. The transaction was completed on February 1, 2016 for a sale price of $561 million, subject to finalization based on customary adjustments for closing date net working capital.

The table below presents statement of operations data for NSS, which was previously a reportable segment, and has been classified as discontinued operations and includes allocated interest expense for debt not directly attributable or related to L-3’s other operations. Interest expense was allocated in accordance with the accounting standards for discontinued operations and was based on the ratio of NSS’s net assets to the sum of: (1) total L-3 consolidated net assets and (2) L-3 consolidated total debt. See Note 5 to the unaudited condensed consolidated financial statements for additional information.

	First Quarter Ended
	March 25, 2016	March 27, 2015
	(in millions)
Net sales	$86	$238
Cost of sales	(92)	(225)
Gain related to business divestiture(1)	64	—

Operating income from discontinued operations	58	13
Interest expense allocated to discontinued operations	—	(5)

Income from discontinued operations before income taxes	58	8
Income tax benefit (expense)	5	(4)

Income from discontinued operations, net of income taxes	$63	$4

(1)	The 2016 First Quarter includes a gain of $64 million (before and after income taxes) on the sale of the NSS business.

MSI Divestiture. On May 29, 2015, we completed the sale of our MSI business to Wärtsilä Corporation for a sale price of €295 million (approximately $318 million), in addition to the assumption by Wärtsilä Corporation of approximately €60 million of MSI employee pension-related liabilities. The sale price is subject to finalization based on customary adjustments for closing date net working capital. MSI was a sector within our Electronic Systems segment, primarily selling to the commercial shipbuilding industry. During the 2015 First Quarter, we recorded a pre-tax loss of $22 million related to the divestiture of MSI.

Business Acquisitions and Dispositions

Our Annual Report on Form 10-K summarizes the business acquisitions and dispositions that we completed during the three years ended December 31, 2015. During the 2016 First Quarter, we acquired the assets of Advanced Technical Materials, Inc. (ATM), with $27 million of cash on hand. Business acquisitions are included in our consolidated results of operations from their dates of acquisition. See Note 5 to our unaudited condensed consolidated financial statements contained in this quarterly report for a further discussion of our business acquisitions and dispositions during the 2016 First Quarter.

Results of Operations

The following information should be read in conjunction with our unaudited condensed consolidated financial statements contained in this quarterly report. Our results of operations for the periods presented are affected by our business acquisitions and divestitures.

Consolidated Results of Operations

The table below provides L-3’s selected financial data, excluding discontinued operations, for the 2016 First Quarter compared with the 2015 First Quarter.

	First Quarter Ended
	March 25, 2016	March 27, 2015	Increase/ (decrease)
	(in millions, except per share data)
Net sales	$2,353	$2,488	(5)%
Operating income	$252	$187	35%
Loss related to business divestiture	—	22	nm

Segment operating income	$252	$209	21%

Operating margin	10.7%	7.5%	320	bpts
Segment operating margin	10.7%	8.4%	230	bpts
Interest expense	$(41)	$(39)	5%
Effective income tax rate	22.3%	30.5%	(820	) bpts
Net income from continuing operations attributable to L-3	$164	$101	62%
Adjusted net income from continuing operations attributable to L-3(1)	$164	$116	41%
Diluted earnings per share from continuing operations	$2.08	$1.20	73%
Adjusted diluted earnings per share from continuing operations(1)	$2.08	$1.38	51%
Diluted weighted average common shares outstanding	79.0	83.8	(6)%
(1) Non-GAAP metric that excludes the loss related to business divestitures. See the table on page 42 for a reconciliation of this measure. nm – not meaningful

Net Sales: For the 2016 First Quarter, consolidated net sales of $2.4 billion decreased $135 million, or 5%, compared to the 2015 First Quarter. Organic sales declined by $52 million, or 2.1%, for the 2016 First Quarter. Organic sales exclude $114 million of sales declines related to business divestitures and $31 million of sales increases related to business acquisitions. For the 2016 First Quarter, organic sales to the U.S. Government increased $62 million, or 4%, and organic sales to international and commercial customers decreased $114 million, or 14%.

Sales from products decreased by $115 million to $1,423 million for the 2016 First Quarter, compared to $1,538 million for the 2015 First Quarter. Sales from products represented approximately 60% of consolidated net sales for the 2016 First Quarter, compared to 62% for the 2015 First Quarter. Sales from products declined by: (1) $87 million related to the divestiture of MSI on May 29, 2015 and (2) $28 million primarily for Power & Propulsion Systems due to decreased volume on contracts nearing completion primarily for foreign government customers.

Sales from services decreased by $20 million to $930 million for the 2016 First Quarter, compared to $950 million for the 2015 First Quarter. Sales from services represented approximately 40% of consolidated net sales for the 2016 First Quarter, compared to 38% for the 2015 First Quarter. Sales from services declined primarily due to lower volume for small ISR aircraft fleet management services for the U.S. Air Force due to reduced demand resulting from the U.S. military drawdown in Afghanistan.

Operating income and operating margin: Consolidated operating income for the 2016 First Quarter increased by $65 million to $252 million, compared to the 2015 First Quarter. Segment operating income for the 2016 First Quarter increased by $43 million, or 21%, compared to the 2015 First Quarter. Segment operating margin increased by 230 basis points to 10.7% for the 2016 First Quarter, compared to 8.4% for the 2015 First Quarter. Segment operating margin increased by: (1) 170 basis points due to improved contract performance, (2) 70 basis points due to higher margins resulting from acquisitions and divestitures and (3) 50 basis points due to lower pension expense of $11 million. These increases were partially offset by a decrease of 60 basis points due to a $15 million increase in the product returns allowance for EoTech holographic weapons sight (HWS) products. See the reportable segment results below for additional information of sales and operating margin trends.

Interest Expense: Interest expense in the 2016 First Quarter increased by $2 million compared to the 2015 First Quarter, primarily due to $5 million of interest expense that was allocated to discontinued operations during the 2015 First Quarter, partially offset by a decrease of $3 million due to the repurchase of $300 million of our 3.95% Senior Notes due 2024 on December 22, 2015.

Effective income tax rate: The effective income tax rate for the 2016 First Quarter decreased to 22.3% from 30.5% primarily due to: (1) the early adoption of a new accounting standard related to income tax benefits from employee stock based compensation awards, which resulted in a $10 million reduction to income tax expense and increased diluted earnings per share (EPS) by $0.13 and (2) a benefit from the reinstatement of the Federal Research and Experimentation (R&E) tax credit. For information on this new accounting standard, see Note 3 to the unaudited condensed consolidated financial statements.

Net income from continuing operations attributable to L-3 and diluted EPS from continuing operations: Net income from continuing operations attributable to L-3 in the 2016 First Quarter increased 62% to $164 million, compared to the 2015 First Quarter. Diluted EPS from continuing operations increased 73% to $2.08 from $1.20.

Adjusted net income from continuing operations attributable to L-3 and adjusted diluted EPS from continuing operations: Adjusted net income from continuing operations attributable to L-3 increased 41% compared to $116 million for the 2015 First Quarter and adjusted diluted EPS from continuing operations increased 51% compared to $1.38 for the 2015 First Quarter.

The table below presents a reconciliation of net income from continuing operations attributable to L-3 to adjusted net income from continuing operations attributable to L-3 and diluted EPS from continuing operations to adjusted diluted EPS from continuing operations.

	First Quarter Ended
	March 25, 2016	March 27, 2015
	(in millions)
Net income from continuing operations attributable to L-3	$164	$101
Loss on MSI business divestiture(1)	—	15

Adjusted net income from continuing operations attributable to L-3(2)	$164	$116

Diluted EPS from continuing operations attributable to L-3 Holdings’ common stockholders	$2.08	$1.20
EPS impact of loss on MSI business divestiture(1)	—	0.18

Adjusted diluted EPS from continuing operations(2)	$2.08	$1.38

(1) Loss on MSI business divestiture	$(22)
Tax benefit	7

After-tax impact	(15)
Diluted weighted average common shares outstanding	83.8
Per share impact	$0.18

(2)     Adjusted diluted EPS is diluted EPS attributable to L-3 Holdings’ common stockholders, excluding the charges relating to business divestitures. Adjusted net income attributable to L-3 is net income attributable to L-3, excluding the charges relating to business divestitures. These amounts are not calculated in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The company believes that the charges relating to business divestitures affect the comparability of the results of operations of 2015 to the results of operations for 2016. The company also believes that disclosing net income and diluted EPS excluding the charges relating to business divestitures will allow investors to more easily compare the 2016 results to the 2015 results. However, these measures may not be defined or calculated by other companies in the same manner.

Diluted weighted average common shares outstanding: Diluted weighted average common shares outstanding for the 2016 First Quarter declined by 6% compared to the 2015 First Quarter, due to repurchases of L-3 common stock in connection with our share repurchase programs authorized by our Board of Directors.

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

	First Quarter Ended
	March 25, 2016	March 27, 2015
	(dollars in millions)
Net sales:(1)
Electronic Systems	$877	$1,017
Aerospace Systems	1,005	1,026
Communication Systems	471	445

Consolidated net sales	$2,353	$2,488

Operating income:
Electronic Systems	$95	$113
Aerospace Systems	106	60
Communication Systems	51	36

Total segment operating income	$252	$209
Loss related to business divestiture	—	(22)

Consolidated operating income	$252	$187

Operating margin:
Electronic Systems	10.8%	11.1%
Aerospace Systems	10.5%	5.8%
Communication Systems	10.8%	8.1%

Total segment operating margin	10.7%	8.4%
Loss related to business divestiture	—	(0.9)%

Consolidated operating margin	10.7%	7.5%

(1)	Net sales after intercompany eliminations.

Electronic Systems

	First Quarter Ended
	March 25, 2016	March 27, 2015	Decrease
	(dollars in millions)
Net sales	$877	$1,017	(13.8)%
Operating income	$95	$113	(15.9)%
Operating margin	10.8%	11.1%	(30	) bpts

Electronic Systems net sales for the 2016 First Quarter decreased by $140 million, or 14%, compared to the 2015 First Quarter. Excluding $114 million of sales declines related to business divestitures (primarily MSI divested on May 29, 2015) and $26 million of sales increases related to business acquisitions, organic sales decreased by $52 million, or 5%. The decrease was driven by: (1) $24 million for Power & Propulsion Systems due to decreased volume on contracts nearing completion primarily for foreign government customers, (2) $15 million for Warrior Systems related to an increase in the product returns allowance for EoTech HWS products and (3) $13 million for Sensor Systems, due to the completion of contracts for infrared detection and space electronics products primarily for the U.S. Air Force.

Electronic Systems operating income for the 2016 First Quarter decreased by $18 million, or 16%, compared to the 2015 First Quarter. Operating margin decreased by 30 basis points to 10.8%. Operating margin decreased by: (1) 160 basis points due to sales mix changes, primarily for Aviation Products & Security Systems and (2) 150 basis points for Warrior Systems due to an increase of $15 million in the product returns allowance for EoTech HWS products. These decreases were partially offset by: (1) 160 basis points due to higher margins resulting from acquisitions and divestitures, (2) 90 basis points due to improved contract performance primarily for Power & Propulsion Systems and (3) 30 basis points due to lower pension expense of $3 million.

As previously disclosed, in November 2015, we commenced a voluntary return program and began accepting customer returns for various EoTech HWS products that may have been affected by certain performance issues. The refund program gives eligible owners of such HWS products the option to return their products in exchange for a refund of the purchase price, including shipping costs. During the 2016 First Quarter, we increased our product returns allowance by recording a reduction to net sales of $15 million. We continue to review the product returns allowance as the program matures and new information becomes available. Our ongoing evaluation may cause us to record further adjustments to the allowance in future periods. These adjustments could be material. See Note 2 to the unaudited condensed consolidated financial statements for additional information.

Aerospace Systems

	First Quarter Ended
	March 25, 2016	March 27, 2015	Increase/ (decrease)
	(dollars in millions)
Net sales	$1,005	$1,026	(2.0)%
Operating income	$106	$60	76.7%
Operating margin	10.5%	5.8%	470	bpts

Aerospace Systems net sales for the 2016 First Quarter decreased by $21 million, or 2%, compared to the 2015 First Quarter primarily related to ISR Systems. Sales decreased for ISR Systems by $37 million for ISR aircraft systems for foreign military customers as contracts near completion and $18 million for small ISR aircraft fleet management services for the U.S. Air Force due to reduced demand resulting from the U.S. military drawdown in Afghanistan. The decreases were partially offset by higher volume of $26 million for large ISR aircraft systems and $11 million for small ISR aircraft systems for the U.S. Government. Sales decreased by $3 million for Logistics Solutions due to the completion of contracts for field maintenance and sustainment services, primarily for the U.S. Army.

Aerospace Systems operating income for the 2016 First Quarter increased by $46 million, or 77%, compared to the 2015 First Quarter. Operating margin increased by 470 basis points to 10.5%. Operating margin increased by: (1) 170 basis points due to improved contract performance at Aircraft Systems, primarily international head-of-state aircraft modification contracts, for which a $17 million cost growth charge was recorded during the 2015 First Quarter, (2) 140 basis points due to improved performance at Logistics Solutions primarily related to the Army C-12 contract due to improved pricing terms on the new contract which began on August 1, 2015, (3) 110 basis points primarily due to a higher than planned price adjustment for a contract in ISR Systems and (4) 50 basis points due to lower pension expense of $5 million.

Communication Systems

	First Quarter Ended
	March 25, 2016	March 27, 2015	Increase
	(dollars in millions)
Net sales	$471	$445	5.8%
Operating income	$51	$36	41.7%
Operating margin	10.8%	8.1%	270	bpts

Communication Systems net sales for the 2016 First Quarter increased by $26 million, or 6%, compared to the 2015 First Quarter. The increase was due to: (1) $19 million for Broadband Communication Systems, primarily due to increased volume and deliveries of secure networked communication systems for the DoD, (2) $8 million for Tactical Satellite Communications products primarily due to increased deliveries on a satellite communication land terminals contract for the Australian Defence Force (ADF), (3) $5 million related to business acquisitions and (4) $4 million for Advanced Communications products primarily due to increased deliveries of secure mission data storage systems for the Joint Strike Fighter program. These increases were partially offset by a decrease of $10 million for Space & Power Systems, primarily due to reduced demand for power devices for commercial satellites.

Communication Systems operating income for the 2016 First Quarter increased by $15 million, or 42%, compared to the 2015 First Quarter. Operating margin increased by 270 basis points to 10.8%. Operating margin increased by: (1) 150 basis points due to increased manufacturing productivity and favorable contract performance adjustments, primarily for secure networked communications and secure communications systems, (2) 60 basis points due to lower pension expense of $3 million and (3) 60 basis points due to a $3 million gain on the sale of land in the Space & Power Systems Sector.

Liquidity and Capital Resources

Anticipated Sources and Uses of Cash Flow

At March 25, 2016, we had total cash and cash equivalents of $534 million as compared to $207 million at December 31, 2015. While no amounts of the cash and cash equivalents are considered restricted, $177 million of cash was held by the Company’s foreign subsidiaries at March 25, 2016. The repatriation of cash held in non-U.S. jurisdictions is subject to local capital requirements, as well as income tax considerations. Our primary source of liquidity is cash flow generated from operations and our cash on hand. We generated $112 million of net cash from operating activities from continuing operations during the 2016 First Quarter. Significant cash uses during the 2016 First Quarter included $198 million to repurchase shares of our common stock, $58 million related to dividends, $35 million related to capital expenditures and $27 million related to the ATM business acquisition. Additionally, L-3 received net cash proceeds of $576 million for the NSS divestiture.

As of March 25, 2016, we had the full availability of our $1 billion Amended and Restated Revolving Credit Facility (Credit Facility), which expires on February 3, 2017. We currently believe that our cash from operating activities generated during the year, together with our cash on hand, and available borrowings under our Credit Facility, will be adequate for the foreseeable future to meet our anticipated requirements for working capital, capital expenditures, defined benefit plan contributions, commitments, contingencies, research and development expenditures, select business acquisitions (depending on the size), program and other discretionary investments, interest payments, income tax payments, L-3 Holdings’ dividends and share repurchases and the redemption of $300 million aggregate principal amount of our 3.95% Senior Notes due in November 2016 (the 2016 Notes), on May 20, 2016.

Balance Sheet

Billed receivables increased by $33 million to $779 million at March 25, 2016, from $746 million at December 31, 2015 primarily due to the timing of billings and collections for Logistics Solutions.

Contracts in process increased by $145 million to $2,226 million at March 25, 2016, from $2,081 million at December 31, 2015. During the 2016 First Quarter, contracts in process increased by $148 million comprised of:

•	increases of $41 million in unbilled contract receivables primarily due to sales exceeding billings for Logistic Solutions, and

•	increases of $107 million in inventoried contract costs primarily due to the timing of deliveries for ISR Systems, Precision Engagement, Sensor Systems and secure networked communications.

These increases were partially offset by a decrease of $3 million for foreign currency translation adjustments.

L-3’s receivables days sales outstanding (DSO) was 72 at March 25, 2016, compared with 70 at December 31, 2015 and 75 at March 27, 2015. We calculate our DSO by dividing: (1) our aggregate end of period billed receivables and net unbilled contract receivables, by (2) our trailing 12 month sales adjusted, on a pro forma basis, to include sales from business acquisitions and exclude sales from business divestitures that we completed as of the end of the period and discontinued operations, multiplied by the number of calendar days in the trailing 12 month period (364 days at March 25, 2016, 365 days at December 31, 2015 and 364 days at March 27, 2015). Our trailing 12 month pro forma sales were $10,273 million at March 25, 2016, $10,314 million at December 31, 2015 and $10,346 million at March 27, 2015. The increase in DSO during the 2016 First Quarter was primarily due to an increase in net billed and unbilled contract receivables, which is discussed above.

Inventories increased by $18 million to $351 million at March 25, 2016, from $333 million at December 31, 2015, primarily for Warrior Systems and security systems to support customer demand.

The decrease in other current assets was primarily due to lower prepaid taxes caused by the timing of income tax payments.

The decrease in assets and liabilities of discontinued operations is due to the completion of the NSS divestiture during the 2016 First Quarter.

Goodwill increased by $25 million to $6,306 million at March 25, 2016 from $6,281 million at December 31, 2015. The table below presents the changes in goodwill by segment.

	Electronic Systems	Aerospace Systems	Communication Systems	Consolidated Total
	(in millions)
Balance at December 31, 2015	$3,925	$1,353	$1,003	$6,281
Business acquisitions(1)	—	—	22	22
Foreign currency translation adjustments(2)	(7)	10	—	3

Balance at March 25, 2016	$3,918	$1,363	$1,025	$6,306

(1)	The increase in goodwill for the Communication Systems segment was due to the ATM business acquisition.

(2)

The decrease in goodwill presented in the Electronic Systems segment was due to the strengthening of the U.S. dollar against the British pound, primarily offset by the weakening of the U.S. dollar against the Canadian dollar and the Euro. The increase in goodwill presented in the Aerospace Systems segment was due to the weakening of the U.S. dollar against the Canadian dollar.

The fluctuations in accounts payable and accrued expenses were primarily due to the timing of when invoices for purchases from third party vendors and subcontractors were received and payments were made.

Accrued employment costs decreased primarily due to the payment of annual management incentive bonuses during the 2016 First Quarter.

The decrease in advance payments and billings in excess of costs incurred was primarily due to the liquidation of balances on contracts for Aircraft Systems and ISR Systems.

The decrease in pension and postretirement benefit plan liabilities was due to cash contributions exceeding pension and postretirement benefit expense (excluding amortization of net losses) during the 2016 First Quarter. We expect to contribute approximately $100 million to our pension plans in 2016, of which $12 million was contributed during the 2016 First Quarter.

The increase in deferred tax liabilities was primarily due to the tax amortization of certain goodwill and other identifiable intangible assets during the 2016 First Quarter.

Statement of Cash Flows

2016 First Quarter Compared with 2015 First Quarter

The table below provides a summary of our cash flows from (used in) operating, investing, and financing activities for the periods indicated.

	First Quarter Ended
	March 25, 2016	March 27, 2015	Cash Flow Increase/ (Decrease)
	(in millions)
Net cash from operating activities from continuing operations	$112	$112	$—
Net cash from (used in) investing activities from continuing operations	530	(74)	604
Net cash used in financing activities from continuing operations	(259)	(150)	(109)

Operating Activities

We generated $112 million of cash from operating activities during the 2016 First Quarter, which was unchanged compared to the 2015 First Quarter. The decrease of cash from operating activities due to more cash used for changes in operating assets and liabilities primarily related to billed accounts receivables and advanced payments and billing in excess of costs incurred, was offset by higher net income. The net cash from changes in operating assets and liabilities is further discussed above under “Liquidity and Capital Resources — Balance Sheet”.

Investing Activities

During the 2016 First Quarter, we generated $530 million of cash from investing activities, which included $576 million of cash received from the sale of NSS, partially offset by cash used of $27 million for the acquisition of ATM and $35 million for capital expenditures. During the 2015 First Quarter, we used $74 million of cash, which included $41 million for the acquisition of L-3 Miteq and $40 million for capital expenditures.

Financing Activities

Debt

At March 25, 2016, total outstanding debt was $3,626 million, compared to $3,624 million at December 31, 2015, all of which was senior debt. On March 24, 2016, we initiated a redemption of $300 million aggregate principal amount of the 2016 Notes. The 2016 Notes will be redeemed on May 20, 2016, at a redemption price equal to the greater of: (1) 100% of the aggregate principal amount, or (2) the present value of the remaining principal and interest payments discounted to the date of redemption, on a semi-annual basis, at the treasury rate

(as defined in the indenture governing the 2016 Notes), plus a spread of 50 basis points. At March 25, 2016, there were no borrowings or letters of credit outstanding under our $1 billion Credit Facility. Accordingly, we had the full availability of our $1 billion facility for future borrowings. We also had $428 million of outstanding standby letters of credit with financial institutions covering performance and financial guarantees per contractual requirements with certain customers at March 25, 2016. These standby letters of credit may be drawn upon in the event that we do not perform on certain of our contractual requirements. At March 25, 2016, our outstanding debt matures between November 15, 2016 and May 28, 2024. See Note 10 to our unaudited condensed consolidated financial statements contained in this quarterly report for the components of our debt at March 25, 2016.

We consider our credit rating as an important element of our capital allocation strategy and, while no assurances can be given, we intend to maintain our investment grade credit rating. On April 8, 2016, Standard and Poor’s changed our rating outlook to stable from negative and affirmed our BBB- senior unsecured rating.

Debt Covenants and Other Provisions. The Credit Facility and Senior Notes contain financial and/or other restrictive covenants. See Note 9 to our audited consolidated financial statements for the year ended December 31, 2015, included in our Annual Report on Form 10-K, for a description of our debt, related financial covenants and cross default provisions. As of March 25, 2016, we were in compliance with our financial and other restrictive covenants.

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

The table below presents our repurchases of L-3 Holdings’ common stock during the 2016 First Quarter.

	Total Number of Shares Purchased	Average Price Paid Per Share	Treasury Stock
			(at cost in millions)
January 1 — March 25, 2016	1,708,185	$115.80	$198

At March 25, 2016, the remaining dollar value under share repurchase programs authorized by L-3 Holdings’ Board of Directors was $608 million. From March 26, 2016 through April 22, 2016, L-3 Holdings repurchased 467,854 shares of its common stock at an average price of $119.36 per share for an aggregate amount of $56 million.

During the 2016 First Quarter, L-3 Holdings’ Board of Directors authorized the quarterly cash dividends in the table below.

Date Declared	Record Date	Cash Dividend Per Share	Total Cash Dividends Declared		Date Paid
			(in millions)
February 9, 2016	March 1, 2016	$0.70	$54	(1)	March 15, 2016

(1)	During the 2016 First Quarter, we paid $58 million of cash dividends, including $4 million of previously accrued dividends for employee held stock awards.

Legal Proceedings and Contingencies

For a discussion of legal proceedings and contingencies that could impact our results of operations, financial condition or cash flows, see Note 18 to our unaudited condensed consolidated financial statements contained in this quarterly report.

Forward-Looking Statements

Certain of the matters discussed in this report, including information regarding the Company’s 2016 financial outlook, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than historical facts may be forward-looking statements, such as “may,” “will,” “should,” “likely,” “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions are used to identify forward-looking statements. We caution investors that these statements are subject to risks and uncertainties many of which are difficult to predict and generally beyond our control that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. Some of the factors that could cause actual results to differ include, but are not limited to, the following: our dependence on the defense industry; backlog processing and program slips resulting from delayed awards and/or funding from the DoD and other major customers; the U.S. Government fiscal situation; changes in DoD budget levels and spending priorities; U.S. Government failure to raise the debt ceiling; our reliance on contracts with a limited number of customers and the possibility of termination of government contracts by unilateral government action or for failure to perform; the extensive legal and regulatory requirements surrounding many of our contracts; our ability to retain our existing business and related contracts; our ability to successfully compete for and win new business; or, identify, acquire and integrate additional businesses; our ability to maintain and improve our operating margin; the availability of government funding and changes in customer requirements for our products and services; our significant amount of debt and the restrictions contained in our debt agreements and actions taken by rating agencies that could result in a downgrade of our debt; our ability to continue to recruit, retain and train our employees; actual future interest rates, volatility and other assumptions used in the determination of pension benefits and equity based compensation, as well as the market performance of benefit plan assets; our collective bargaining agreements, our ability to successfully negotiate contracts with labor unions and our ability to favorably resolve labor disputes should they arise; the business, economic and political conditions in the markets in which we operate; global economic uncertainty; the DoD’s Better Buying Power and other efficiency initiatives; events beyond our control such as acts of terrorism; our ability to perform contracts on schedule; our international operations including currency risks and compliance with foreign laws; our extensive use of fixed-price type revenue arrangements; the rapid change of technology and high level of competition in which our businesses participate; risks relating to technology and data security; our introduction of new products into commercial markets or our investments in civil and commercial products or companies; the outcome of litigation matters; results of audits by U.S. Government agencies and of ongoing governmental investigations, including the Aerospace Systems segment; our ability to predict the level of participation in, and the related costs of, our voluntary return program for certain EoTech holographic weapons sight products, and our ability to change and terminate the voluntary return program at our discretion; the impact on our business of improper conduct by our employees, agents or business partners; goodwill impairments and the fair values of our assets; and the ultimate resolution of contingent matters, claims and investigations relating to acquired businesses, and the impact on the final purchase price allocations.

In addition, for a discussion of other risks and uncertainties that could impair our results of operations or financial condition, see “Part I — Item 1A — Risk Factors” and “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015 and in this quarterly report on Form 10-Q, and any material updates to these factors contained in any of our future filings.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Derivative Financial Instruments and Other Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of our exposure to market risks. There were no material changes to our disclosure about market risks during the 2016 First Quarter. See Notes 15 and 17 to our unaudited condensed consolidated financial statements contained in this quarterly report for the aggregate fair values and notional amounts of our foreign currency forward contracts at March 25, 2016.

ITEM 4.

CONTROLS AND PROCEDURES

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 related to L-3 Holdings and L-3 Communications is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chairman and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 25, 2016. Based upon that evaluation, our Chairman and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer concluded that, as of March 25, 2016, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 25, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 18 to our unaudited condensed consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.

ITEM 1A.

RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, and “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview and Outlook — Business Environment”, in our Annual Report on Form 10-K which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors disclosed in “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about share repurchases made by L-3 Holdings of its common stock during the 2016 First Quarter. Repurchases are made from time to time at management’s discretion in accordance with applicable U.S. Federal securities laws. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs(1)
				(in millions)
January 1 — January 31, 2016	664,386	$113.59	664,386	$730
February 1 — February 29, 2016	655,899	116.54	655,899	654
March 1 — March 25, 2016	387,900	118.36	387,900	608

Total	1,708,185	115.80	1,708,185

(1)

The share repurchases described in the table above were made pursuant to the $1.5 billion share repurchase program authorized by L-3 Holdings’ Board of Directors on December 4, 2014, which expires on June  30, 2017.

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

Date: April 27, 2016

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

3.2

Amended and Restated By-Laws of L-3 Communications Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2015 (File Nos. 001-14141 and 333-46983)).

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

†*10.1	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Nonqualified Stock Option Agreement (2016 CEO Version).
†*10.2	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2016 CEO Version).
†*10.3	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Restricted Stock Unit Agreement (2016 Senior Executive Version).
†*10.4	Form of L-3 Communications Holdings, Inc. 2008 Long Term Performance Plan Performance Unit Award Notice (2016 Version).
†*10.5	Form of L-3 Communications Holdings, Inc. 2012 Cash Incentive Plan Performance Cash Award Notice (2016 Version).
**11	L-3 Communications Holdings, Inc. Computation of Basic Earnings Per Share and Diluted Earnings Per Common Share.
*31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*32	Section 1350 Certification.
***101.INS	XBRL Instance Document.
***101.SCH	XBRL Taxonomy Extension Schema Document.
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
***101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**

The information required in this exhibit is presented in Note 14 to the unaudited condensed consolidated financial statements as of March 25, 2016 contained in this quarterly report in accordance with the provisions of ASC 260, Earnings Per Share.

***	Filed electronically with this report.

†	Represents management contract or compensatory plan, contract or arrangement in which directors and/or executive officers are entitled to participate.

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