Form 10-Q
period 2016-06-24
L 3 COMMUNICATIONS HOLDINGS INC; L 3 COMMUNICATIONS CORP
filed 2016-07-28
CIK 1056239, 1039101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 24, 2016

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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

There were 77,239,833 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on July 22, 2016.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended June 24, 2016

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	(Unaudited) June 24, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$352	$207
Billed receivables, net of allowances of $13 in 2016 and $15 in 2015	808	746
Contracts in process	2,162	2,081
Inventories	356	333
Other current assets	182	201
Assets of discontinued operations	—	664

Total current assets	3,860	4,232

Property, plant and equipment, net	1,075	1,097
Goodwill	6,306	6,281
Identifiable intangible assets	190	199
Deferred income taxes	4	3
Other assets	265	255

Total assets	$11,700	$12,067

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$549	$499
Accounts payable, trade	415	297
Accrued employment costs	481	504
Accrued expenses	387	390
Advance payments and billings in excess of costs incurred	448	562
Income taxes	—	13
Other current liabilities	399	394
Liabilities of discontinued operations	—	220

Total current liabilities	2,679	2,879

Pension and postretirement benefits	1,046	1,047
Deferred income taxes	262	219
Other liabilities	374	368
Long-term debt	2,780	3,125

Total liabilities	7,141	7,638

Commitments and contingencies (see Note 18)
Equity:
L-3 shareholders’ equity:
L-3 Communications Holdings, Inc.’s common stock: $.01 par value; 300,000,000 shares authorized, 77,188,658 shares outstanding at June 24, 2016 and 78,133,763 shares outstanding at December 31, 2015 (L-3 Communications Corporation’s common stock: $.01 par value, 100 shares authorized, issued and outstanding)	6,165	6,052
L-3 Communications Holdings, Inc.’s treasury stock (at cost), 81,712,502 shares at June 24, 2016 and 79,375,063 shares at December 31, 2015	(7,127)	(6,851)
Retained earnings	5,992	5,728
Accumulated other comprehensive loss	(544)	(574)

Total L-3 shareholders’ equity	4,486	4,355
Noncontrolling interests	73	74

Total equity	4,559	4,429

Total liabilities and equity	$11,700	$12,067

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Second Quarter Ended
	June 24, 2016	June 26, 2015
Net sales:
Products	$1,638	$1,590
Services	1,026	953

Total net sales	2,664	2,543

Cost of sales:
Products	(1,474)	(1,521)
Services	(943)	(871)

Total cost of sales	(2,417)	(2,392)

Net gain related to business divestitures	—	2

Operating income	247	153
Interest expense	(43)	(42)
Interest and other income, net	5	5
Debt retirement charge	(5)	—

Income from continuing operations before income taxes	204	116
(Provision) benefit for income taxes	(53)	4

Income from continuing operations	151	120
Income from discontinued operations, net of income taxes	—	4

Net income	151	124
Net income from continuing operations attributable to noncontrolling interests	(4)	(4)

Net income attributable to L-3	$147	$120

Basic earnings per share attributable to L-3 Holdings’ common shareholders:
Continuing operations	$1.90	$1.41
Discontinued operations	—	0.05

Basic earnings per share	$1.90	$1.46

Diluted earnings per share attributable to L-3 Holdings’ common shareholders:
Continuing operations	$1.88	$1.39
Discontinued operations	—	0.05

Diluted earnings per share	$1.88	$1.44

Cash dividends declared per common share	$0.70	$0.65

L-3 Holdings’ weighted average common shares outstanding:
Basic	77.2	82.1

Diluted	78.4	83.2

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	First Half Ended
	June 24, 2016	June 26, 2015
Net sales:
Products	$3,061	$3,128
Services	1,956	1,903

Total net sales	5,017	5,031

Cost of sales:
Products	(2,740)	(2,903)
Services	(1,778)	(1,768)

Total cost of sales	(4,518)	(4,671)

Loss related to business divestitures	—	(20)

Operating income	499	340
Interest expense	(84)	(81)
Interest and other income, net	9	8
Debt retirement charge	(5)	—

Income from continuing operations before income taxes	419	267
Provision for income taxes	(101)	(42)

Income from continuing operations	318	225
Income from discontinued operations, net of income taxes	63	8

Net income	381	233
Net income from continuing operations attributable to noncontrolling interests	(7)	(8)

Net income attributable to L-3	$374	$225

Basic earnings per share attributable to L-3 Holdings’ common shareholders:
Continuing operations	$4.02	$2.64
Discontinued operations	0.81	0.10

Basic earnings per share	$4.83	$2.74

Diluted earnings per share attributable to L-3 Holdings’ common shareholders:
Continuing operations	$3.95	$2.60
Discontinued operations	0.80	0.09

Diluted earnings per share	$4.75	$2.69

Cash dividends declared per common share	$1.40	$1.30

L-3 Holdings’ weighted average common shares outstanding:
Basic	77.5	82.2

Diluted	78.7	83.5

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Second Quarter Ended		First Half Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Net income	$151	$124	$381	$233
Other comprehensive income (loss):
Foreign currency translation adjustments	3	58	4	(29)
Unrealized gains on hedging instruments(1)	3	7	10	4
Pension and postretirement benefit plans:
Amortization of net loss and prior service cost previously recognized(2)	8	11	16	22
Net gain arising during the period(3)	—	9	—	9

Total other comprehensive income	14	85	30	6

Comprehensive income	165	209	411	239
Comprehensive income attributable to noncontrolling interests	(4)	(4)	(7)	(8)

Comprehensive income attributable to L-3	$161	$205	$404	$231

(1)

Net of income taxes of $1 million and $2 million for the quarterly periods ended June 24, 2016 and June 26, 2015, respectively, and income taxes of $4 million and $1 million for the first half periods ended June 24, 2016 and June 26, 2015, respectively.

(2)

Net of income taxes of $5 million for each of the quarterly periods ended June 24, 2016 and June 26, 2015, and income taxes of $9 million and $11 million for the first half periods ended June 24, 2016 and June 26, 2015, respectively.

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except per share data)

	L-3 Holdings’ Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss
	Shares Outstanding	Par Value		Treasury Stock	Retained Earnings		Noncontrolling Interests	Total Equity
For the First Half Ended June 24, 2016:
Balance at December 31, 2015	78.1	$1	$6,051	$(6,851)	$5,728	$(574)	$74	$4,429
Net income					374		7	381
Other comprehensive income						30		30
Distributions to noncontrolling interests							(8)	(8)
Cash dividends declared on common stock ($1.40 per share)					(110)			(110)
Shares issued:
Employee savings plans	0.5		60					60
Exercise of stock options	0.4		38					38
Employee stock purchase plan	0.2		16					16
Vesting of restricted stock and performance units	0.5							—
Repurchases of common stock to satisfy tax withholding obligations	(0.2)		(20)					(20)
Stock-based compensation expense			19					19
Treasury stock purchased	(2.3)			(276)				(276)

Balance at June 24, 2016	77.2	$1	$6,164	$(7,127)	$5,992	$(544)	$73	$4,559

For the First Half Ended June 26, 2015:
Balance at December 31, 2014	82.0	$1	$5,798	$(6,111)	$6,181	$(584)	$75	$5,360
Net income					225		8	233
Other comprehensive income						6		6
Distributions to noncontrolling interests							(8)	(8)
Cash dividends declared on common stock ($1.30 per share)					(109)			(109)
Shares issued:
Employee savings plans	0.5		62					62
Exercise of stock options	0.5		62					62
Employee stock purchase plan	0.2		17					17
Vesting of restricted stock	0.7							—
Repurchases of common stock to satisfy tax withholding obligations	(0.2)		(33)					(33)
Stock-based compensation expense			24					24
Treasury stock purchased	(2.9)			(346)				(346)
Other			4					4

Balance at June 26, 2015	80.8	$1	$5,934	$(6,457)	$6,297	$(578)	$75	$5,272

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	First Half Ended
	June 24, 2016	June 26, 2015
Operating activities:
Net income	$381	$233
Less: Income from discontinued operations, net of tax	(63)	(8)

Income from continuing operations	318	225
Depreciation of property, plant and equipment	81	83
Amortization of intangibles and other assets	21	21
Deferred income tax provision (benefit)	29	(14)
Stock-based employee compensation expense	19	23
Contributions to employee savings plans in L-3 Holdings’ common stock	58	57
Amortization of pension and postretirement benefit plans net loss and prior service cost	25	33
Amortization of bond discounts and deferred debt issue costs (included in interest expense)	4	4
Loss related to business divestitures	—	20
Other non-cash items	9	(6)
Changes in operating assets and liabilities, excluding amounts from acquisitions and divestitures, and discontinued operations:
Billed receivables	(62)	21
Contracts in process	(84)	(144)
Inventories	(24)	(70)
Other assets	(5)	7
Accounts payable, trade	118	77
Accrued employment costs	(23)	8
Accrued expenses	(2)	(43)
Advance payments and billings in excess of costs incurred	(111)	40
Income taxes	25	(6)
Other current liabilities	(10)	7
Pension and postretirement benefits	—	13
All other operating activities	(17)	(47)

Net cash from operating activities from continuing operations	369	309

Investing activities:
Business acquisitions, net of cash acquired	(27)	(260)
Proceeds from the sale of businesses, net of closing date cash balances	575	304
Capital expenditures	(75)	(83)
Dispositions of property, plant and equipment	11	1
Other investing activities	6	5

Net cash from (used in) investing activities from continuing operations	490	(33)

Financing activities:
Borrowings under revolving credit facility	320	600
Repayment of borrowings under revolving credit facility	(320)	(600)
Redemption of senior notes	(298)	—
Common stock repurchased	(276)	(346)
Dividends paid on L-3 Holdings’ common stock	(112)	(111)
Proceeds from exercises of stock options	38	39
Proceeds from employee stock purchase plan	16	17
Repurchases of common stock to satisfy tax withholding obligations	(20)	(33)
Other financing activities	(6)	(11)

Net cash used in financing activities from continuing operations	(658)	(445)

Effect of foreign currency exchange rate changes on cash and cash equivalents	—	(8)
Cash (used in) from discontinued operations:
Operating activities	(56)	29
Investing activities	—	(2)

Cash (used in) from discontinued operations	(56)	27

Change in cash balance in assets held for sale	—	61
Net increase (decrease) in cash and cash equivalents	145	(89)
Cash and cash equivalents, beginning of the period	207	442

Cash and cash equivalents, end of the period	$352	$353

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

2.  Basis of Presentation

These unaudited condensed consolidated financial statements for the quarterly and first half periods ended June 24, 2016 should be read in conjunction with the audited consolidated financial statements of L-3 Holdings and L-3 Communications included in their Annual Report on Form 10-K for the year ended December 31, 2015.

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

Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs of sales during the reporting period. The most significant of these estimates and assumptions for L-3 relate to contract revenue, profit and loss recognition, fair values of assets acquired and liabilities assumed in business combinations, market values for inventories reported at lower of cost or market, pension and post-retirement benefit obligations, stock-based employee compensation expense, income taxes, including the valuation of deferred tax assets, litigation reserves and environmental obligations, accrued product warranty costs, liabilities for the voluntary return program of various EoTech holographic weapons sight (HWS) products, and the recoverability, useful lives and valuation of recorded amounts of long-lived assets, identifiable intangible assets and goodwill. Changes in estimates are reflected in the periods during which they become known. Actual amounts will differ from these estimates and could differ materially.

Sales and profits on contracts that are covered by accounting standards for construction-type and production-type contracts and federal government contractors are substantially recognized using percentage-of-completion (POC) methods of accounting. Approximately 49% of the Company’s net sales in 2015 were accounted for under contract accounting standards, of which approximately 41% were fixed-price type contracts

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

and approximately 8% were cost-plus type contracts. For contracts that are accounted for under contract accounting standards, sales and profits are recognized based on: (1) a POC method of accounting (fixed-price type contracts), (2) allowable costs incurred plus the estimated profit on those costs (cost-plus type contracts), or (3) direct labor hours expended multiplied by the contractual fixed rate per hour plus incurred costs for material (time-and-material type contracts). Sales and profits on fixed-price production contracts under which units are produced and delivered in a continuous or sequential process are recorded as units are delivered based on their contractual selling prices (the “units-of-delivery” method). Sales and profits on each fixed-price production contract under which units are not produced and delivered in a continuous or sequential process, or under which a relatively few number of units are produced, are recorded based on the ratio of actual cumulative costs incurred to total estimated costs at completion of the contract, multiplied by the total estimated contract revenue, less cumulative sales recognized in prior periods (the “cost-to-cost” method). Under both POC methods of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year.

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

Revisions or adjustments to estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained, as facts and circumstances change and as new information is obtained, even though the scope of work required under the contract may not change. Revisions or adjustments may also be required if contract modifications occur. The impact of revisions in profit (loss) estimates for all types of contracts subject to POC accounting are recognized on a cumulative catch-up basis in the period in which the revisions are made. The revisions in contract estimates, if significant, can materially affect the Company’s results of operations and cash flows, as well as reduce the valuations of receivables and inventories, and in some cases result in liabilities to complete contracts in a loss position. Aggregate net changes in contract estimates amounted to increases of $104 million, or 21%, of consolidated operating income ($0.84 per diluted share) for the first half period ended June 24, 2016, and increases of $12 million, or 4%, of consolidated operating income ($0.12 per diluted share) for the first half period ended June 26, 2015.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

As previously disclosed, during the fourth quarter of 2015, the Company commenced a voluntary return program and began accepting customer returns for various EoTech HWS products that may have been affected by certain performance issues. The return program gives eligible owners of such HWS products the option to return their products in exchange for a refund of the purchase price, including shipping costs. The Company initially recorded a reduction to net sales of $20 million in the Warrior Systems sector of the Electronic Systems segment in the fourth quarter of 2015, associated with establishing a product returns allowance to reflect the estimated cost of the return program. The program has now been in operation for more than seven months, and as of July 22, 2016, the Company had approved refunds at a cost of approximately $27 million, with an average refund cost per unit of $500. Accordingly, with the benefit of a larger volume of actual refund transactions, the Company used a statistical analysis of the voluntary return program to estimate the number and cost of future refunds. In its statistical analysis, the Company utilized empirical models to forecast the expected emergence pattern of new refunds over time to produce a probabilistic distribution of new refund costs that reflects the existing level of estimation uncertainty. Based on this analysis, the Company expects the total cost of the voluntary return program to be approximately $35 million. The increase to the product returns allowance of $15 million was recorded as a reduction to net sales during the first quarter of 2016. The product returns allowance, net of refund payments made to eligible owners, was $12 million at June 24, 2016, and is included in other current liabilities on the unaudited condensed consolidated balance sheets. See Note 9. The Company will continue to review the product returns allowance as the program matures and new information becomes available. The Company’s ongoing evaluation may cause it to record further adjustments to the allowance in future periods. These adjustments could be material.

For a more complete discussion of these estimates and assumptions, see the Annual Report on Form 10-K for the year ended December 31, 2015.

3.  New Accounting Standards Implemented

In March 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payments, including the income tax consequences and classification on the statement of cash flows. Under the new standard, all excess tax benefits and tax deficiencies will be recognized as income tax expense or benefit in the income statement as discrete items in the reporting period in which they occur. Additionally, excess tax benefits will be classified as an operating activity on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods, and early adoption is permitted. The amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement must be applied prospectively, and entities are allowed to elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective or retrospective transition method. Effective January 1, 2016, the Company adopted ASU 2016-09 and applied the amendments relating to the presentation of excess tax benefits on the statement of cash flows using a retrospective transition method. See Note 11 for additional information.

4.  Accounting Standards Issued and Not Yet Implemented

In February 2016, the FASB issued ASU 2016-02, Leases, which updates the existing guidance on accounting for leases and requires new qualitative and quantitative disclosures about the Company’s leasing activities. The new standard requires the Company to recognize lease assets and lease liabilities on the balance sheet for all leases under which the Company is the lessee, including those classified as operating leases under previous accounting guidance. The new standard allows the Company to make an accounting policy election not

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

to recognize on the balance sheet lease assets and liabilities for leases with a term of 12 months or less. The accounting applied by a lessor is largely unchanged from previous guidance. The new standard, as amended, will be effective for the Company for interim and annual reporting periods beginning on January 1, 2019, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that the Company may elect to apply. The Company is currently evaluating the expected impact of the adoption of this standard on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, provide companies with a single revenue recognition model for recognizing revenue from contracts with customers and significantly expand the disclosure requirements for revenue arrangements. The new standard, as amended, will be effective for the Company for interim and annual reporting periods beginning on January 1, 2018, with early application permitted beginning on January 1, 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application with disclosure of results under the new and old standards for the first year of adoption. Under the new standard, an entity recognizes revenue when or as it satisfies a performance obligation by transferring a good or service to the customer, either at a point in time or over time. The Company expects to recognize revenue over time on most of its contracts that are covered by contract accounting standards using cost inputs to measure progress toward completion of its performance obligations, which is similar to the POC cost-to-cost method currently used on certain of these contracts. Approximately 50% of the Company’s net sales are generated from revenue arrangements accounted for under contract accounting standards. While the Company is currently evaluating the expected impact of the adoption of this standard on its consolidated financial statements, related disclosures and the transition alternatives available, the Company expects to adopt the standard as of January 1, 2018. Furthermore, the Company expects to determine the transition method and the effect of this standard on the Company’s consolidated financial statements in the first quarter of 2017.

Other accounting standard updates effective for interim and annual periods beginning after December 15, 2016 are not expected to have an impact on the Company’s financial position, results of operations or cash flows.

5.  Divestitures and Acquisitions

Discontinued Operations

As discussed in Note 1, on February 1, 2016, the Company completed the sale of its NSS business to CACI International Inc. for a sale price of $561 million, subject to finalization based on customary adjustments for closing date net working capital.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

The table below presents statements of operations data for NSS, which was previously a reportable segment and has been classified as a discontinued operation and includes allocated interest expense for debt not directly attributable or related to L-3’s other operations. Interest expense was allocated in accordance with the accounting standards for discontinued operations and was based on the ratio of NSS’s net assets to the sum of: (1) total L-3 consolidated net assets and (2) L-3 consolidated total debt.

	Second Quarter Ended		First Half Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
	(in millions)
Net sales	$—	$264	$86	$502
Cost of sales	—	(251)	(92)	(476)
Gain related to business divestiture(1)	—	—	64	—

Operating income from discontinued operations	—	13	58	26
Interest expense allocated to discontinued operations	—	(6)	—	(11)

Income from discontinued operations before income taxes	—	7	58	15
Income tax (expense) benefit	—	(3)	5	(7)

Income from discontinued operations, net of income taxes	$—	$4	$63	$8

(1)	The first half ended June 24, 2016 includes a gain of $64 million (before and after income taxes) on the sale of the NSS business.

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

Business Divestitures

2015 Business Divestitures

Marine Systems International (MSI) Divestiture. On May 29, 2015, the Company completed the sale of its MSI business to Wärtsilä Corporation for a sale price of €295 million (approximately $318 million), in addition to the assumption by Wärtsilä Corporation of approximately €60 million of MSI employee pension-related liabilities. The sale price was finalized as of June 24, 2016, with no significant changes to preliminary amounts. MSI was a sector within the Company’s Electronic Systems segment, primarily selling to the commercial shipbuilding industry. The Company recorded a pre-tax gain of $5 million ($9 million after income taxes) and a pre-tax loss of $17 million ($6 million after income taxes) for the quarterly and first half periods ended June 26, 2015, respectively, related to the divestiture of MSI.

Broadcast Sports Inc. (BSI) Divestiture. On April 24, 2015, the Company divested its BSI business for a sales price of $26 million. BSI is a provider of wireless technology and communications systems services for use in the field of sports television broadcasting, and was included in the Sensor Systems sector of the Electronic Systems segment. During the quarterly and first half periods ended June 26, 2015, the Company recorded a pre-tax loss of $3 million ($6 million after income taxes) related to the divestiture of BSI.

Business Acquisitions

The business acquisitions discussed below are included in the Company’s results of operations from their respective dates of acquisition.

2016 Business Acquisition

On January 22, 2016, the Company acquired the assets of Advanced Technical Materials, Inc. (ATM) for a purchase price of $27 million, which was financed with cash on hand. ATM develops and manufactures a broad product line of passive microwave waveguides and specialized coaxial components. The aggregate goodwill recognized for this business was $22 million, which was assigned to the Communication Systems reportable segment, all of which is expected to be deductible for income tax purposes. The final purchase price allocation, which is expected to be completed in the third quarter of 2016, will be based on final appraisals and other analysis of fair values of acquired assets and liabilities. The Company does not expect that differences between the preliminary and final purchase price allocations will have a material impact on its results of operations or financial position.

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

CTC Aviation Group Acquisition. On May 27, 2015, the Company acquired CTC Aviation Group, renamed L-3 CTC Ltd. (L-3 CTC), for a purchase price of £153 million (approximately $236 million), which was financed with cash on hand. The purchase price and purchase price allocation of L-3 CTC was finalized as of June 24, 2016, with no significant changes to preliminary amounts. L-3 CTC is a global airline pilot training and crew resourcing specialist, based in the United Kingdom, which offers customized and innovative solutions to major airlines and flight training customers globally. L-3 CTC expands L-3’s commercial aviation training business to encompass a growing portfolio of airline and third-party training company customers. The aggregate goodwill recognized for this business was $182 million, which was assigned to the Electronic Systems reportable segment, and is not expected to be deductible for income tax purposes.

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

Unaudited Pro Forma Statements of Operations Data

The following unaudited pro forma Statements of Operations data present the combined results of the Company and its business acquisitions completed during the first half period ended June 24, 2016 and the year ended December 31, 2015, assuming that the business acquisitions completed during these periods had occurred on January 1, 2015.

	Second Quarter Ended		First Half Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
	(in millions, except per share data)
Pro forma net sales	$2,664	$2,566	$5,017	$5,084
Pro forma income from continuing operations attributable to L-3	147	119	311	223
Pro forma net income attributable to L-3	147	123	374	231
Pro forma diluted earnings per share from continuing operations	1.88	1.43	3.95	2.68
Pro forma diluted earnings per share	1.88	1.48	4.75	2.77

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed these acquisitions on January 1, 2015.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

6.  Contracts in Process

The components of contracts in process are presented in the table below.

	June 24, 2016	December 31, 2015
	(in millions)
Unbilled contract receivables, gross	$2,135	$2,097
Unliquidated progress payments	(908)	(869)

Unbilled contract receivables, net	1,227	1,228

Inventoried contract costs, gross	1,121	975
Unliquidated progress payments	(186)	(122)

Inventoried contract costs, net	935	853

Total contracts in process	$2,162	$2,081

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

	Second Quarter Ended		First Half Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
	(in millions)
Amounts included in inventoried contract costs at beginning of the period	$157	$128	$137	$117
Contract costs incurred:
IRAD and B&P	72	72	137	135
Other G&A	216	199	410	394

Total	288	271	547	529

Amounts charged to cost of sales	(282)	(273)	(521)	(520)

Amounts included in inventoried contract costs at end of the period	$163	$126	$163	$126

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

	Second Quarter Ended		First Half Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
	(in millions)
Selling, general and administrative expenses	$59	$77	$111	$147
Research and development expenses	13	13	24	25

Total	$72	$90	$135	$172

7.  Inventories

Inventories at Lower of Cost or Market. The table below presents the components of inventories at the lower of cost (first-in, first-out or average cost) or realizable value.

	June 24, 2016	December 31, 2015
	(in millions)
Raw materials, components and sub-assemblies	$179	$164
Work in process	105	103
Finished goods	72	66

Total	$356	$333

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

	Electronic Systems	Aerospace Systems	Communication Systems	Consolidated Total
	(in millions)
Goodwill	$3,994	$1,691	$1,038	$6,723
Accumulated impairment losses	(69)	(338)	(35)	(442)

Balance at December 31, 2015	3,925	1,353	1,003	6,281

Business acquisitions(1)	(3)	—	22	19
Foreign currency translation adjustments(2)	(8)	14	—	6

Balance at June 24, 2016	$3,914	$1,367	$1,025	$6,306

Goodwill	$3,983	$1,705	$1,060	$6,748
Accumulated impairment losses	(69)	(338)	(35)	(442)

	$3,914	$1,367	$1,025	$6,306

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

(1)

The decrease in goodwill for the Electronic Systems segment was due to the final purchase price allocation for the CTC business acquisition. The increase in goodwill for the Communication Systems segment was due to the ATM business acquisition.

(2)

The decrease in goodwill presented in the Electronic Systems segment was due to the strengthening of the U.S. dollar against the British pound, partially offset by the weakening of the U.S. dollar against the Canadian dollar and the Euro during the first half period ended June 24, 2016. The increase in goodwill presented in the Aerospace Systems segment was due to the weakening of the U.S. dollar against the Canadian dollar during the first half period ended June 24, 2016.

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

		June 24, 2016			December 31, 2015
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in millions)
Customer contractual relationships	17	$375	$257	$118	$370	$246	$124
Technology	11	159	96	63	156	91	65
Other	18	21	12	9	21	11	10

Total	15	$555	$365	$190	$547	$348	$199

The table below presents amortization expense recorded by the Company for its identifiable intangible assets.

	Second Quarter Ended		First Half Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
	(in millions)
Amortization expense	$9	$8	$17	$17

Based on gross carrying amounts at June 24, 2016, the Company’s estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2016 through 2020 is presented in the table below.

	Year Ending December 31,
	2016	2017	2018	2019	2020
	(in millions)
Estimated amortization expense	$34	$32	$27	$24	$21

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

9.  Other Current Liabilities and Other Liabilities

The table below presents the components of other current liabilities.

	June 24, 2016	December 31, 2015
	(in millions)
Other Current Liabilities:
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	$79	$82
Accrued product warranty costs	70	70
Accrued interest	41	45
Deferred revenues	40	32
Product returns allowance (see Note 2)	12	20
Accruals for pending and threatened litigation (see Note 18)	1	6
Other	156	139

Total other current liabilities	$399	$394

The table below presents the components of other liabilities.

	June 24, 2016	December 31, 2015
	(in millions)
Other Liabilities:
Non-current income taxes payable (see Note 11)	$165	$161
Deferred compensation	48	45
Accrued workers’ compensation	36	38
Accrued product warranty costs	35	35
Notes payable and capital lease obligations	11	10
Other	79	79

Total other liabilities	$374	$368

The table below presents the changes in the Company’s accrued product warranty costs.

	First Half Ended
	June 24, 2016	June 26, 2015
	( in millions)
Accrued product warranty costs:(1)
Balance at January 1	$105	$93
Acquisitions during the period	—	1
Accruals for product warranties issued during the period	22	33
Settlements made during the period	(22)	(32)
Foreign currency translation adjustments	—	(1)

Balance at end of period	$105	$94

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

10.  Debt

The components of debt and a reconciliation to the carrying amount of current and long-term debt are presented in the table below.

	June 24, 2016	December 31, 2015
	(in millions)
L-3 Communications:
Borrowings under Amended and Restated Revolving Credit Facility(1)	$—	$—
3.95% Senior Notes due 2016	200	500
1.50% Senior Notes due 2017	350	350
5.20% Senior Notes due 2019	1,000	1,000
4.75% Senior Notes due 2020	800	800
4.95% Senior Notes due 2021	650	650
3.95% Senior Notes due 2024	350	350

Principal amount of long-term debt	3,350	3,650
Unamortized discounts	(6)	(8)
Deferred debt issue costs	(15)	(18)

Carrying amount of long-term debt	3,329	3,624
Current portion of long-term debt	(549)	(499)

Carrying amount of long-term debt, excluding current portion	$2,780	$3,125

(1)

During the first half period ended June 24, 2016, L-3 Communications’ aggregate borrowings and repayments under the Credit Facility were each $320 million. At June 24, 2016, L-3 Communications had the full availability of its $1 billion Credit Facility, which expires on February 3, 2017.

On March 24, 2016, the Company initiated a redemption of $300 million aggregate principal amount of its $500 million 3.95% Senior Notes due November 15, 2016 (the 2016 Notes). The redemption price was determined on May 17, 2016 at 101.475% of the principal amount thereof (Redemption Price). Interest on the 2016 Notes redeemed ceased to accrue on and after May 20, 2016 (Redemption Date) and the only remaining right of holders of such 2016 Notes was to receive payment of the Redemption Price and such accrued interest. On May 20, 2016, the Company completed the partial redemption and recognized a debt retirement charge of $5 million. Following the partial redemption of the 2016 Notes, $200 million aggregate principal amount of the 2016 Notes remain outstanding.

In April 2015, the FASB issued ASU 2015-03 which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability. The Company adopted this standard during the first quarter of 2016.

11.  Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction, which is the Company’s primary tax jurisdiction, and various state and foreign jurisdictions. As of June 24, 2016, the statutes of limitations for the Company’s U.S. Federal income tax returns for the years ended December 31, 2010 through 2014 were open. The U.S. Internal Revenue Service (IRS) commenced an audit of the Company’s U.S. Federal income tax return for 2012. The Company cannot predict the outcome of the audit at this time.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

The effective income tax rate for the first half period ended June 24, 2016 increased to 24.1% from 15.7% for the first half period ended June 26, 2015. The first half period ended June 24, 2016 included: (1) a $12 million reduction to income tax expense due to the early adoption of a new accounting standard related to income tax benefits from employee stock based compensation awards (see Note 3), and (2) a benefit from the reinstatement of the Federal Research and Experimentation tax credit. The first half period ended June 26, 2015 included $36 million of tax benefits, including: (1) $17 million related to a legal restructuring of the Company’s foreign entities, (2) $10 million related to the resolution of various outstanding income tax matters with U.S. and foreign tax authorities, and (3) $9 million primarily associated with the release of valuation allowance for certain deferred tax assets. As of June 24, 2016, the Company anticipates that unrecognized tax benefits will decrease by approximately $8 million over the next 12 months due to the potential resolution of unrecognized tax benefits involving several jurisdictions and tax periods. The actual amount of the decrease over the next 12 months could vary significantly depending on the ultimate timing and nature of any settlements.

Current and non-current income taxes payable include accrued potential interest of $20 million ($12 million after income taxes) at June 24, 2016 and $18 million ($11 million after income taxes) at December 31, 2015, and potential penalties of $8 million at June 24, 2016 and $9 million at December 31, 2015.

12.  Accumulated Other Comprehensive (Loss) Income (AOCI)

The changes in the AOCI balances, including amounts reclassified from AOCI into net income, are presented in the table below.

	Foreign currency translation	Unrealized (losses) gains on hedging instruments	Unrecognized losses and prior service cost, net	Total accumulated other comprehensive (loss) income
	(in millions)
Balance at December 31, 2015	$(101)	$(8)	$(465)	$(574)
Other comprehensive income before reclassifications, net of tax	4	6	—	10
Amounts reclassified from AOCI, net of tax	—	4	16	20

Net current period other comprehensive income	4	10	16	30

Balance at June 24, 2016	$(97)	$2	$(449)	$(544)

Balance at December 31, 2014	$19	$(5)	$(598)	$(584)
Other comprehensive loss before reclassifications, net of tax	(70)	(2)	—	(72)
Amounts reclassified from AOCI, net of tax	41	6	31	78

Net current period other comprehensive (loss) income	(29)	4	31	6

Balance at June 26, 2015	$(10)	$(1)	$(567)	$(578)

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

Further details regarding the amounts reclassified from AOCI into net income are presented in the table below.

Details About AOCI Components	Amount Reclassified from AOCI(a)				Affected Line Item in the Unaudited Condensed Consolidated Statements of Operations
	Second Quarter Ended		First Half Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
	(in millions)
Foreign currency translation adjustment:
MSI divestiture	$—	$(41)	$—	$(41)	Gain (loss) related to business divestitures

	—	(41)	—	(41)	Income from continuing operations before income taxes

	$—	$(41)	$—	$(41)	Income from continuing operations

Loss on hedging instruments:
MSI divestiture	$—	$(2)	$—	$(2)	Gain (loss) related to business divestitures
Other	(1)	(4)	(4)	(6)	Cost of sales-products

	(1)	(6)	(4)	(8)	Income from continuing operations before income taxes
	(2)	2	—	2	Provision for income taxes

	$(3)	$(4)	$(4)	$(6)	Income from continuing operations

Amortization of defined benefit pension items:
MSI divestiture	$—	$(14)	$—	$(14)	Gain (loss) related to business divestitures
Net loss	(13)	(16)	(25)	(33)	(b)

	(13)	(30)	(25)	(47)	Income from continuing operations before income taxes
	5	10	9	16	Provision for income taxes

	$(8)	$(20)	$(16)	$(31)	Income from continuing operations

Total reclassification for the period	$(11)	$(65)	$(20)	$(78)	Income from continuing operations

(a)	Amounts in parenthesis indicate charges to the unaudited condensed consolidated statements of operations.

(b)	Amounts related to pension and postretirement benefit plans were reclassified from AOCI and recorded as a component of net periodic benefit cost (see Note 19 for additional information).

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

13.   Equity

On December 4, 2014, L-3 Holdings’ Board of Directors approved a share repurchase program that authorizes L-3 Holdings to repurchase up to $1.5 billion of its common stock through June 30, 2017. Repurchases of L-3 Holdings’ common stock are made from time to time at management’s discretion in accordance with applicable U.S. Federal securities laws. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including, but not limited to, the Company’s financial position, earnings, legal requirements, other investment opportunities (including acquisitions) and market conditions. L-3 Holdings repurchased 2,337,439 shares of its common stock at an average price of $117.90 per share for an aggregate amount of $276 million from January 1, 2016 through June 24, 2016. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares.

At June 24, 2016, the remaining dollar value of authorization under the December 4, 2014 share repurchase program was $530 million.

From June 25, 2016 through July 22, 2016, L-3 Holdings repurchased 168,024 shares of its common stock at an average price of $145.09 per share for an aggregate amount of $24 million.

On May 3, 2016, L-3 Holdings’ Board of Directors declared a cash dividend of $0.70 per share, paid on June 15, 2016 to shareholders of record at the close of business on May 17, 2016. During the first half period ended June 24, 2016, the Company paid $112 million of cash dividends, including a $2 million net reduction of previously accrued dividends for employee held stock awards.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

14.  L-3 Holdings’ Earnings Per Common Share

A reconciliation of basic and diluted earnings per share (EPS) is presented in the table below.

	Second Quarter Ended		First Half Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
	(in millions, except per share data)
Reconciliation of net income:
Net income	$151	$124	$381	$233
Net income from continuing operations attributable to noncontrolling interests	(4)	(4)	(7)	(8)

Net income attributable to L-3 Holdings’ common shareholders	$147	$120	$374	$225

Earnings attributable to L-3 Holdings’ common shareholders:
Continuing operations	$147	$116	$311	$217
Discontinued operations, net of income tax	—	4	63	8

Net income attributable to L-3 Holdings’ common shareholders	$147	$120	$374	$225

Earnings per share attributable to L-3 Holdings’ common shareholders:
Basic:
Weighted average common shares outstanding	77.2	82.1	77.5	82.2

Basic earnings per share:
Continuing operations	$1.90	$1.41	$4.02	$2.64
Discontinued operations, net of income tax	—	0.05	0.81	0.10

Net income	$1.90	$1.46	$4.83	$2.74

Diluted:
Common and potential common shares:
Weighted average common shares outstanding	77.2	82.1	77.5	82.2
Assumed exercise of stock options	2.7	2.2	2.3	2.5
Unvested restricted stock awards	1.0	1.2	1.1	1.3
Employee stock purchase plan contributions	—	0.2	0.1	0.2
Performance unit awards	0.1	0.1	0.1	0.1
Assumed purchase of common shares for treasury	(2.6)	(2.6)	(2.4)	(2.8)

Common and potential common shares	78.4	83.2	78.7	83.5

Diluted earnings per share:
Continuing operations	$1.88	$1.39	$3.95	$2.60
Discontinued operations, net of income tax	—	0.05	0.80	0.09

Net income	$1.88	$1.44	$4.75	$2.69

The computation of diluted EPS excludes shares for stock options and employee stock purchase plan contributions of 0.6 million and 0.9 million for the quarterly and first half periods ended June 24, 2016, respectively, and shares for stock options of 0.7 million and 0.5 million for the quarterly and first half periods ended June 26, 2015, respectively, as they were anti-dilutive.

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

	June 24, 2016			December 31, 2015
Description	Level 1(1)	Level 2(2)	Level 3(3)	Level 1(1)	Level 2(2)	Level 3(3)
	(in millions)
Assets
Cash equivalents	$150	$—	$—	$187	$—	$—
Derivatives (foreign currency forward contracts)	—	10	—	—	2	—

Total assets	$150	$10	$—	$187	$2	$—

Liabilities
Derivatives (foreign currency forward contracts)	$—	$9	$—	$—	$16	$—

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

16.  Financial Instruments

At June 24, 2016 and December 31, 2015, the Company’s financial instruments consisted primarily of cash and cash equivalents, billed receivables, trade accounts payable, Senior Notes and foreign currency forward contracts. The carrying amounts of cash and cash equivalents, billed receivables and trade accounts payable are representative of their respective fair values because of the short-term maturities or the expected settlement dates of these instruments. The carrying amounts and estimated fair values of the Company’s other financial instruments are presented in the table below.

	June 24, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Senior Notes(1)	$3,329	$3,577	$3,624	$3,754
Foreign currency forward contracts(2)	1	1	(14)	(14)

(1)	The Company measures the fair value of its Senior Notes using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.
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

Foreign Currency Forward Contracts. The Company’s U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors that are denominated in currencies other than their functional currencies. To protect the functional currency equivalent cash flows associated with certain of these contracts, the Company enters into foreign currency forward contracts. The Company’s activities involving foreign currency forward contracts are designed to hedge the changes in the functional currency equivalent cash flows due to movements in foreign exchange rates compared to the functional currency. The foreign currencies hedged are primarily the Canadian dollar, the U.S. dollar and the Euro. The Company manages exposure to counterparty non-performance credit risk by entering into foreign currency forward contracts only with major financial institutions that are expected to fully perform under the terms of such contracts. Foreign currency forward contracts are recorded in the Company’s condensed consolidated balance sheets at fair value and are generally designated and accounted for as cash flow hedges in accordance with the accounting standards for derivative instruments and hedging activities. Gains and losses on designated foreign currency forward contracts that are highly effective in offsetting the corresponding change in the cash flows of the hedged transactions are recorded net of income taxes in AOCI and then recognized in income when the underlying hedged transaction affects income. Gains and losses on foreign currency forward contracts that do not meet hedge accounting criteria are recognized in income immediately. Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. The table below presents the notional amounts of the Company’s outstanding foreign currency forward contracts by currency at June 24, 2016.

Currency	Notional Amounts
(in millions)
Canadian dollar	$162
U.S. dollar	91
Euro	39
Other	22

Total	$314

At June 24, 2016, the Company’s foreign currency forward contracts had maturities through 2020.

The table below presents the location of the Company’s derivative instruments recorded at fair value on the condensed consolidated balance sheets.

	June 24, 2016				December 31, 2015
	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities
	(in millions)
Derivatives designated as hedging instruments:
Foreign currency forward(1) contracts	$6	$4	$9	$—	$1	$1	$15	$1

Total derivative instruments	$6	$4	$9	$—	$1	$1	$15	$1

(1)	See Note 15 for a description of the fair value hierarchy related to the Company’s foreign currency forward contracts.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

The effects from foreign currency forward contracts on the unaudited condensed consolidated statements of operations were pre-tax losses of $1 million and $6 million for the quarterly periods ended June 24, 2016 and June 26, 2015, respectively, and $4 million and $8 million for the first half periods ended June 24, 2016 and June 26, 2015, respectively. At June 24, 2016, the estimated net amount of existing losses that are expected to be reclassified into income within the next 12 months is $3 million.

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

In accordance with the accounting standard for contingencies, the Company records a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are disclosed in Note 9. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At June 24, 2016, the Company did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. The Company believes it has recorded adequate provisions for its litigation matters. The Company reviews these provisions to reflect the impact of negotiations, settlements,

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

rulings, advice of legal counsel and other information and events pertaining to a particular matter. While it is reasonably possible that an unfavorable outcome may occur in one or more of the following matters, unless otherwise stated below, the Company believes that it is not probable that a loss has been incurred in any of these matters. With respect to the litigation matters below for which it is reasonably possible that an unfavorable outcome may occur, an estimate of loss or range of loss is disclosed when such amount or amounts can be reasonably estimated. Although the Company believes that it has valid defenses with respect to legal matters and investigations pending against it, the results of litigation can be difficult to predict, particularly those involving jury trials. Therefore, it is possible that one or more of the following or other contingencies could have a material impact on the financial position, results of operations or cash flows of the Company in future periods.

EoTech Class Actions. In December 2015 and February 2016, three putative class action complaints against the Company were filed in the United States District Court for the Western District of Missouri and the United States District Court of the District of Oregon. The complaints allege that the Company’s EoTech business unit knowingly sold defective holographic weapons sights, and seek monetary damages, pre- and post-judgment interest, and fees and expenses based on claims including breach of warranty, fraud, violation of state consumer protection statutes and unjust enrichment. These cases have been consolidated into a single, putative class action in the United States District Court for the Western District of Missouri. In March 2016, two additional putative class action complaints were filed in the United States District Court for the Eastern District of Michigan, which assert similar claims against the Company. The Michigan complaints were voluntarily dismissed and subsequently re-filed in the United States District Court for the Western District of Missouri in May 2016. The Company believes it has valid defenses with respect to these actions and intends to defend against them vigorously. A voluntary mediation between the parties is currently scheduled in August 2016. This mediation may not result in a settlement. The Company is unable to reasonably estimate any amount or range of loss, if any, that may be incurred in connection with these matters because the proceedings are in their early stages.

Securities Class Action. In August 2014, three separate, putative class actions were filed in the United States District Court for the Southern District of New York (the District Court) against the Company and certain of its officers. These cases were consolidated into a single action on October 24, 2014. A consolidated amended complaint was filed in the District Court on December 22, 2014, which was further amended and restated on March 13, 2015. The complaint alleges violations of federal securities laws related to misconduct and accounting errors identified by the Company at its Aerospace Systems segment, and seeks monetary damages, pre- and post-judgment interest, and fees and expenses. On March 30, 2016, the District Court dismissed with prejudice all claims against the Company’s officers and allowed the claim against the Company to proceed to discovery. Discovery has commenced. On June 30, 2016, the plaintiffs filed a motion for class certification, which is pending before the District Court. The Company believes the suit lacks merit and intends to defend itself vigorously. The Company is unable to reasonably estimate any amount or range of loss, if any, that may be incurred in connection with this matter because the proceedings are in their early stages.

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

401(k) Plan Class Action. On June 24, 2016, a putative class action was filed in the United States District Court for the Southern District of New York against the Company on behalf of participants in and beneficiaries of a Company-sponsored 401(k) plan. The complaint alleges that the Company breached fiduciary duties owed under the Employee Retirement Income Security Act by making the Company’s stock available as an investment alternative under the plan during a period prior to the disclosure of misconduct and accounting errors identified by the Company at its Aerospace Systems segment. The complaint seeks, among other things, monetary damages, equitable relief, pre-judgment interest, and fees and expenses. The Company believes the suit lacks merit and intends to defend itself vigorously. The Company is unable to reasonably estimate any amount or range of loss, if any, that may be incurred in connection with this matter because the proceedings are in their early stages.

Derivative Action. On July 13, 2016, a shareholder derivative complaint was filed in the Supreme Court of New York, County of New York, against certain of the Company’s current and former directors and officers. The complaint alleges, among other things, that the defendants breached fiduciary duties, caused corporate waste and were unjustly enriched in connection with misconduct and accounting errors identified by the Company at its Aerospace Systems segment. The complaint seeks monetary damages, pre- and post-judgment interest, equitable relief and fees and expenses on behalf of the Company. The Company believes the suit lacks merit and intends to defend itself vigorously. The Company is unable to reasonably estimate any amount or range of loss, if any, that may be incurred in connection with this matter because the proceedings are in their early stages.

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

19.  Pension and Other Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s pension and other postretirement benefit plans.

	Pension Plans				Postretirement Benefit Plans
	Second Quarter Ended		First Half Ended		Second Quarter Ended		First Half Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
	(in millions)
Components of net periodic benefit cost:
Service cost	$28	$32	$55	$64	$—	$1	$1	$2
Interest cost	34	37	69	74	2	2	3	4
Expected return on plan assets	(51)	(52)	(102)	(104)	(1)	(1)	(2)	(2)
Amortization of prior service costs (credits)	—	—	—	1	—	(1)	(1)	(2)
Amortization of net loss	13	17	26	34	—	—	—	—

Net periodic benefit cost	$24	$34	$48	$69	$1	$1	$1	$2

Contributions. The Company contributed cash of $20 million to its pension plans and $3 million to its other postretirement benefit plans during the first half period ended June 24, 2016. The Company expects to contribute an additional $80 million to its pension plans and $7 million to its other postretirement benefit plans during the remainder of 2016.

20.  Stock-Based Compensation

On May 3, 2016, the stockholders of L-3 Holdings approved an amendment to its Amended and Restated 2008 Long Term Performance Plan (2008 LTPP) to increase the number of shares authorized for issuance by 6.8 million shares to approximately 26.0 million shares. Each share of L-3 Holdings’ common stock issued under a full value award (that is, awards other than stock options and stock appreciation rights) granted on or after February 23, 2016 is counted as 4.26 shares for purposes of the share limit. Each share issued under full value awards granted between February 26, 2013 and February 22, 2016 is counted as 3.69 shares for purposes of the share limit.

During the first half period ended June 24, 2016, the Company granted stock-based compensation under the 2008 LTPP in the form of stock options, restricted stock units and performance units. The stock-based compensation awards granted during the first half period ended June 24, 2016 are further discussed below.

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

Restricted Stock Units. The Company granted 392,756 restricted stock units with a weighted average grant date fair value of $116.61 per share. Restricted stock units automatically convert into shares of L-3 Holdings’ common stock upon vesting, and are subject to forfeiture until certain restrictions have lapsed, including a three year cliff vesting period for employees and a one year cliff vesting period for non-employee directors, in each case starting on the date of grant.

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

21.  Supplemental Cash Flow Information

	First Half Ended
	June 24, 2016	June 26, 2015
	(in millions)
Interest paid on outstanding debt	$83	$90
Income tax payments	51	66
Income tax refunds	3	4

22.  Segment Information

The Company has three reportable segments, which are described in Note 1. The Company evaluates the performance of its operating segments and reportable segments based on their sales, operating income and operating margin. Corporate expenses are allocated to the Company’s operating segments using an allocation methodology prescribed by U.S. Government regulations for government contractors. Accordingly, segment results include all costs and expenses, except for goodwill impairment charges, gains or losses related to business divestitures, and certain other items that are excluded by management for purposes of evaluating the operating performance of the Company’s business segments. Certain Corporate expenses of $3 million and $7 million for the quarterly and first half periods ended June 26, 2015, respectively, that had previously been allocated to the NSS business were retained by the Company and were allocated to L-3’s three reportable segments.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

The tables below present net sales, operating income, depreciation and amortization and total assets by reportable segment.

	Second Quarter Ended		First Half Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
	(in millions)
Net Sales:
Electronic Systems	$1,043	$1,069	$1,946	$2,115
Aerospace Systems	1,148	997	2,155	2,024
Communication Systems	499	517	976	972
Elimination of intercompany sales	(26)	(40)	(60)	(80)

Consolidated total	$2,664	$2,543	$5,017	$5,031

Operating Income (Loss):
Electronic Systems	$125	$118	$220	$231
Aerospace Systems	70	(18)	176	42
Communication Systems	52	51	103	87

Segment total	247	151	499	360
Gain (loss) related to business divestitures(1)	—	2	—	(20)

Consolidated total	$247	$153	$499	$340

Depreciation and Amortization:
Electronic Systems	$27	$27	$52	$55
Aerospace Systems	14	12	27	24
Communication Systems	11	13	23	25

Consolidated total	$52	$52	$102	$104

(1)	See Note 5 for information regarding the Company’s business divestitures.

	June 24, 2016	December 31, 2015
	(in millions)
Total Assets:
Electronic Systems	$6,559	$6,426
Aerospace Systems	2,679	2,630
Communication Systems	2,073	1,984
Corporate	389	363
Assets of discontinued operations	—	664

Consolidated total	$11,700	$12,067

23.  Employee Severance and Termination Costs

Consistent with the Company’s strategy to continuously improve its cost structure and right-size its businesses, especially in view of U.S. defense budget constraints, L-3 is completing employment reduction actions across several of its businesses to reduce both direct and indirect costs, including overhead and general and administrative costs. As a result of these initiatives and due to the impact of U.S. defense budget constraints at certain affected business units, the Company recorded a total of $4 million and $6 million of employee

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

severance and other termination costs, with respect to approximately 300 employees, during the quarterly and first half periods ended June 24, 2016, respectively. During the year ended December 31, 2015, the Company recorded a total of $18 million of employee severance and other termination costs with respect to approximately 800 employees. Employee severance and other termination costs are reported within cost of sales on the unaudited condensed consolidated statements of operations. The remaining balance to be paid in connection with these initiatives was $6 million at June 24, 2016 and $9 million at December 31, 2015, which is expected to be paid primarily by the second quarter of 2017. Employee severance and other termination costs incurred by reportable segment are presented in the table below.

	Second Quarter Ended		First Half Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
	(in millions)
Reportable Segment
Electronic Systems	$3	$2	$4	$2
Aerospace Systems	—	1	—	2
Communication Systems	1	1	2	2

Consolidated	$4	$4	$6	$6

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
	(in millions)
Condensed Combining Balance Sheets:
At June 24, 2016:
Current assets:
Cash and cash equivalents	$—	$199	$—	$165	$(12)	$352
Billed receivables, net	—	305	301	202	—	808
Contracts in process	—	929	980	253	—	2,162
Other current assets	—	292	136	110	—	538

Total current assets	—	1,725	1,417	730	(12)	3,860
Goodwill	—	2,339	2,973	994	—	6,306
Other assets	—	778	494	262	—	1,534
Investment in and amounts due from consolidated subsidiaries	4,486	5,336	4,367	—	(14,189)	—

Total assets	$4,486	$10,178	$9,251	$1,986	$(14,201)	$11,700

Current portion of long-term debt	$—	$549	$—	$—	$—	$549
Current liabilities	—	905	802	435	(12)	2,130
Amounts due to consolidated subsidiaries	—	—	—	168	(168)	—
Other long-term liabilities	—	1,458	194	30	—	1,682
Long-term debt	—	2,780	—	—	—	2,780

Total liabilities	—	5,692	996	633	(180)	7,141

L-3 shareholders’ equity	4,486	4,486	8,255	1,353	(14,094)	4,486
Noncontrolling interests	—	—	—	—	73	73

Total equity	4,486	4,486	8,255	1,353	(14,021)	4,559

Total liabilities and equity	$4,486	$10,178	$9,251	$1,986	$(14,201)	$11,700

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Statements of Operations:
For the quarter ended June 24, 2016:
Total net sales	$—	$903	$1,374	$454	$(67)	$2,664
Total cost of sales	(13)	(803)	(1,295)	(386)	80	(2,417)

Operating (loss) income	(13)	100	79	68	13	247
Interest expense	—	(43)	—	—	—	(43)
Interest and other income, net	—	3	—	2	—	5
Debt retirement charge	—	(5)	—	—	—	(5)

(Loss) income from continuing operations before income taxes	(13)	55	79	70	13	204
Benefit (provision) for income taxes	4	(14)	(21)	(18)	(4)	(53)
Equity in net income of consolidated subsidiaries	156	106	—	—	(262)	—

Net income	147	147	58	52	(253)	151
Net income attributable to noncontrolling interests	—	—	—	—	(4)	(4)

Net income attributable to L-3	$147	$147	$58	$52	$(257)	$147

Comprehensive income attributable to L-3	$161	$161	$61	$55	$(277)	$161

For the quarter ended June 26, 2015:
Total net sales	$—	$879	$1,243	$494	$(73)	$2,543
Total cost of sales	(10)	(810)	(1,228)	(427)	83	(2,392)
(Loss) gain related to business divestitures	—	(5)	(25)	32	—	2

Operating (loss) income	(10)	64	(10)	99	10	153
Interest expense	—	(41)	(1)	—	—	(42)
Interest and other income, net	—	4	—	1	—	5

(Loss) income from continuing operations before income taxes	(10)	27	(11)	100	10	116
Benefit (provision) for income taxes	—	1	15	(12)	—	4
Equity in net income of consolidated subsidiaries	130	92	—	—	(222)	—

Income from continuing operations	120	120	4	88	(212)	120
Income from discontinued operations, net of income tax	—	—	4	—	—	4

Net income	120	120	8	88	(212)	124
Net income attributable to noncontrolling interests	—	—	—	—	(4)	(4)

Net income attributable to L-3	$120	$120	$8	$88	$(216)	$120

Comprehensive income attributable to L-3	$205	$205	$12	$160	$(377)	$205

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Statements of Operations:
For the first half ended June 24, 2016:
Total net sales	$—	$1,725	$2,559	$863	$(130)	$5,017
Total cost of sales	(19)	(1,542)	(2,363)	(743)	149	(4,518)

Operating (loss) income	(19)	183	196	120	19	499
Interest expense	—	(84)	—	—	—	(84)
Interest and other income, net	—	6	—	3	—	9
Debt retirement charge	—	(5)	—	—	—	(5)

(Loss) income from continuing operations before income taxes	(19)	100	196	123	19	419
Benefit (provision) for income taxes	5	(24)	(47)	(30)	(5)	(101)
Equity in net income of consolidated subsidiaries	388	298	—	—	(686)	—

Income from continuing operations	374	374	149	93	(672)	318
Income from discontinued operations, net of income tax	—	—	63	—	—	63

Net income	374	374	212	93	(672)	381
Net income attributable to noncontrolling interests	—	—	—	—	(7)	(7)

Net income attributable to L-3	$374	$374	$212	$93	$(679)	$374

Comprehensive income attributable to L-3	$404	$404	$223	$96	$(723)	$404

For the first half ended June 26, 2015:
Total net sales	—	1,675	2,515	980	(139)	5,031
Total cost of sales	(23)	(1,539)	(2,400)	(871)	162	(4,671)
(Loss) gain related to business divestitures	—	(5)	(28)	13	—	(20)

Operating (loss) income	(23)	131	87	122	23	340
Interest expense	—	(80)	(1)	—	—	(81)
Interest and other income, net	—	7	—	1	—	8

(Loss) income from continuing operations before income taxes	(23)	58	86	123	23	267
Benefit (provision) for income taxes	4	(9)	(14)	(19)	(4)	(42)
Equity in net income of consolidated subsidiaries	244	176	—	—	(420)	—

Income from continuing operations	225	225	72	104	(401)	225
Income from discontinued operations, net of income tax	—	—	8	—	—	8

Net income	225	225	80	104	(401)	233
Net income attributable to noncontrolling interests	—	—	—	—	(8)	(8)

Net income attributable to L-3	$225	$225	$80	$104	$(409)	$225

Comprehensive income attributable to L-3	$231	$231	$81	$87	$(399)	$231

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Statements of Cash Flows
For the first half ended June 24, 2016:
Operating activities:
Net cash from operating activities	$388	$161	$206	$79	$(465)	$369

Investing activities:
Business acquisitions, net of cash acquired	—	(27)	—	—	—	(27)
Proceeds from sale of businesses, net of closing date cash balances	—	576	—	(1)	—	575
Investments in L-3 Communications	(34)	—	—	—	34	—
Other investing activities	—	(11)	(28)	(19)	—	(58)

Net cash (used in) from investing activities from continuing operations	(34)	538	(28)	(20)	34	490

Financing activities:
Repurchases of senior notes	—	(298)	—	—	—	(298)
Common stock repurchased	(276)	—	—	—	—	(276)
Dividends paid on L-3 Holdings common stock	(112)	—	—	—	—	(112)
Dividends paid to L-3 Holdings	—	(388)	—	—	388	—
Investments from L-3 Holdings	—	34	—	—	(34)	—
Other financing activities	34	15	(122)	(59)	160	28

Net cash used in financing activities from continuing operations	(354)	(637)	(122)	(59)	514	(658)

Net decrease in cash and cash equivalents of discontinued operations	—	—	(56)	—	—	(56)

Net increase in cash	—	62	—	—	83	145
Cash and cash equivalents, beginning of the period	—	137	—	165	(95)	207

Cash and cash equivalents, end of the period	$—	$199	$—	$165	$(12)	$352

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
For the first half ended June 26, 2015:
Operating activities:
Net cash from (used in) operating activities	$457	$289	$114	$(9)	$(542)	$309

Investing activities:
Business acquisitions, net of cash acquired	—	(260)	—	—	—	(260)
Proceeds from sale of business, net of closing date cash balance	—	—	28	276	—	304
Investments in L-3 Communications	(23)	—	—	—	23	—
Other investing activities	—	(46)	(23)	(8)	—	(77)

Net cash (used in) from investing activities from continuing operations	(23)	(306)	5	268	23	(33)

Financing activities:
Common stock repurchased	(346)	—	—	—	—	(346)
Dividends paid on L-3 Holdings common stock	(111)	—	—	—	—	(111)
Dividends paid to L-3 Holdings	—	(457)	—	—	457	—
Investments from L-3 Holdings	—	23	—	—	(23)	—
Other financing activities	23	287	(145)	(289)	136	12

Net cash used in financing activities from continuing operations	(434)	(147)	(145)	(289)	570	(445)

Effect of foreign currency exchange rate changes on cash	—	—	—	(8)	—	(8)
Net increase in cash and cash equivalents of discontinued operations	—	—	27	—	—	27
Change in cash balance in assets held for sale	—	—	1	60	—	61

Net (decrease) increase in cash	—	(164)	2	22	51	(89)
Cash and cash equivalents, beginning of the period	—	361	1	142	(62)	442

Cash and cash equivalents, end of the period	$—	$197	$3	$164	$(11)	$353

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

We currently expect the composition of our 2016 consolidated sales to the U.S. Government and to international and commercial customers to remain approximately the same as compared to 2015.

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

On December 18, 2015, the President signed the Consolidated Appropriations Act of 2016, which funded the U.S. Government through September 30, 2016. On February 9, 2016, the Obama Administration submitted its FY 2017 DoD Proposed Budget Request (PBR). The total FY 2017 DoD budget request is $583 billion ($524 billion base budget, $59 billion OCO), which is substantially unchanged compared to the appropriated FY 2016 DoD budget. The FY 2017 PBR complies with the BBA. However, Congress has not approved the FY 2017 DoD budget.

While the BBA provides a level of stability, future DoD budgets and spending levels are determined by a number of factors beyond our control, including changes to U.S. procurement policies, current and future domestic and international budget conditions, presidential administration priorities and changing national security and defense requirements. Furthermore, the U.S. Government’s overall fiscal challenges remain, and if an annual appropriations bill is not enacted for FY 2017 or beyond, the U.S. Government may operate under a continuing resolution. We expect members of Congress and the Obama Administration to continue to discuss various options throughout the budget appropriations process for FY 2017, and we cannot predict the outcome of these efforts. We believe that L-3 will benefit from several of the DoD’s focus areas such as ISR, unmanned systems, undersea warfare, precision strike, secure communications, missile defense and space programs, electronic warfare, aircraft readiness and the ability to project power in denied environments. Uncertainties continue to exist regarding how sequestration cuts, which are scheduled to resume in FY 2018, will be implemented in DoD budgets and how they will affect L-3’s DoD business. (For more information on the risks and uncertainties related to our U.S. Government contracts, see “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015).

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

Sales Trend. For the quarter ended June 24, 2016 (2016 Second Quarter), consolidated net sales of $2,664 million increased by $121 million, or 5%, compared to the quarter ended June 26, 2015 (2015 Second Quarter). Organic sales increased by $187 million, or 7%, for the 2016 Second Quarter. Organic sales exclude $90 million of sales declines related to business divestitures and $24 million of sales increases related to business acquisitions.

For the first half period ended June 24, 2016 (2016 First Half), consolidated net sales of $5,017 million decreased by $14 million, compared to the first half period ended June 26, 2015 (2015 First Half). Organic sales increased by $135 million, or 3%, for the 2016 First Half. Organic sales exclude $204 million of sales declines related to business divestitures and $55 million of sales increases related to business acquisitions. See “Results of Operations,” including segment results below for a further discussion of sales.

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

We derived approximately 67% of our 2015 sales from DoD customers and, as a result, our sales are highly correlated to DoD budget levels. DoD budgets are a function of several factors and uncertainties beyond our control, including, but not limited to, changes in U.S. procurement policies, budget considerations, current and future economic conditions, presidential administration priorities, U.S. military engagements, changing national security and defense requirements, geo-political developments, actual fiscal year congressional appropriations for defense budgets, and sequestration and other DoD budget reductions. Any of these factors could result in a significant increase, decrease or redirection of DoD budgets and impact L-3’s future results of operations, including our sales and operating income growth rates. Additionally, L-3’s future results of operations will be affected by our ability to retain our existing business, including our revenue arrangements with DoD customers, and to successfully re-compete for existing business and compete for new business, which largely depends on: (1) our successful performance on existing contracts, (2) the effectiveness and innovation of our technologies and research and development activities, (3) our ability to offer better program performance than our competitors at an affordable cost, and (4) our ability to retain our employees and hire new ones, particularly those employees who have U.S. Government security clearances. We expect our 2016 consolidated sales to decline by approximately 3% compared to 2015, including an organic sales decline of 1.2%. We expect organic international sales to decline by approximately 13% due to the completion of certain contracts with foreign governments, and organic sales to the DoD and U.S. Government to increase by approximately 1%. We expect organic commercial sales to increase by approximately 3% primarily for commercial aviation products. See “Other Events” for information related to the MSI divestiture, which contributed approximately 2% of our consolidated sales in 2015.

Operating Income Trend. For the 2016 Second Quarter, our consolidated and segment operating income was $247 million and our consolidated operating margin was 9.3%. Our consolidated operating income and consolidated operating margin for the 2015 Second Quarter were impacted by a net pre-tax gain of $2 million related to the business divestitures, which are further discussed below. The net gain related to business divestitures is excluded from segment operating income because it is excluded by management for purposes of evaluating the operating performance of our business segments. Our segment operating income increased 64% compared to $151 million for the 2015 Second Quarter, and our segment operating income as a percentage of sales (segment operating margin) was 9.3% for the 2016 Second Quarter, an increase of 340 basis points from 5.9% for the 2015 Second Quarter.

For the 2016 First Half, our consolidated and segment operating income was $499 million and our consolidated operating margin was 9.9%. Our consolidated operating income and consolidated operating margin for the 2015 First Half were reduced by a pre-tax loss of $20 million related to business divestitures. Our segment operating income increased 39% compared to $360 million for the 2015 First Half, and our segment operating margin was 9.9% for the 2016 First Half, an increase of 270 basis points from 7.2% for the 2015 First Half. See “Results of Operations”, including segment results below for a further discussion of operating margin.

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

Operating Cash Flow Trend. Operating Cash Flow of $369 million for the 2016 First Half increased by $60 million compared to $309 million for the 2015 First Half. The increase of Operating Cash Flow was due to higher net income adjusted for non-cash expenses, partially offset by higher uses of cash for working capital in the 2016 First Half compared to the 2015 First Half, primarily related to liquidations of advanced payments and billings in excess of costs incurred.

Business Divestitures

Discontinued Operations. On February 1, 2016, we completed the sale of our NSS business to CACI International Inc. for a sale price of $561 million, subject to finalization based on customary adjustments for closing date net working capital.

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

	Second Quarter Ended		First Half Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
	(in millions)
Net sales	$—	$264	$86	$502
Cost of sales	—	(251)	(92)	(476)
Gain related to business divestiture(1)	—	—	64	—

Operating income from discontinued operations	—	13	58	26
Interest expense allocated to discontinued operations	—	(6)	—	(11)

Income from discontinued operations before income taxes	—	7	58	15
Income tax (expense) benefit	—	(3)	5	(7)

Income from discontinued operations, net of income taxes	$—	$4	$63	$8

(1)	The 2016 First Half includes a gain of $64 million (before and after income taxes) on the sale of the NSS business.

MSI Divestiture. On May 29, 2015, we completed the sale of our MSI business to Wärtsilä Corporation for a sale price of €295 million (approximately $318 million), in addition to the assumption by Wärtsilä Corporation of approximately €60 million of MSI employee pension-related liabilities. The sale price was finalized as of June 24, 2016, with no significant changes to preliminary amounts. MSI was a sector within our Electronic Systems segment, primarily selling to the commercial shipbuilding industry. We recorded a pre-tax gain of $5 million ($9 million after income taxes) for the 2015 Second Quarter and a pre-tax loss of $17 million ($6 million after income taxes) for the 2015 First Half, related to the divestiture of MSI.

Broadcast Sports Inc. (BSI) Divestiture. On April 24, 2015, we divested our BSI business for a sales price of $26 million. BSI is a provider of wireless technology and communications systems services for use in the field of sports television broadcasting, and was included in the Sensor Systems sector of the Electronic Systems segment. During the 2015 Second Quarter and 2015 First Half, we recorded a pre-tax loss of $3 million ($6 million after income taxes) related to the divestiture of BSI.

Business Acquisitions

Our Annual Report on Form 10-K summarizes the business acquisitions that we completed during the three years ended December 31, 2015. During the 2016 First Half, we acquired the assets of Advanced Technical Materials, Inc. (ATM), with $27 million of cash on hand. Business acquisitions are included in our consolidated results of operations from their dates of acquisition. See Note 5 to our unaudited condensed consolidated financial statements contained in this quarterly report for a further discussion of our business acquisitions during the 2016 First Half.

Results of Operations

The following information should be read in conjunction with our unaudited condensed consolidated financial statements contained in this quarterly report. Our results of operations for the periods presented are affected by our business acquisitions and divestitures.

Consolidated Results of Operations

The table below provides L-3’s selected financial data, excluding discontinued operations, for the 2016 Second Quarter compared with the 2015 Second Quarter and the 2016 First Half compared to the 2015 First Half.

	Second Quarter Ended			First Half Ended
(in millions, except per share data)	June 24, 2016	June 26, 2015	Increase/ (decrease)	June 24, 2016	June 26, 2015	Increase/ (decrease)
Net sales	$2,664	$2,543	5%	$5,017	$5,031	— %
Operating income	$247	$153	61%	$499	$340	47%
(Gain) loss related to business divestitures	—	(2)	nm	—	20	nm

Segment operating income	$247	$151	64%	$499	$360	39%

Operating margin	9.3%	6.0%	330 bpts	9.9%	6.8%	310 bpts
Segment operating margin	9.3%	5.9%	340 bpts	9.9%	7.2%	270 bpts
Interest expense and other	$(43)	$(37)	16%	$(80)	$(73)	10%
Effective income tax rate provision (benefit)	26.0%	(3.4)%	nm	24.1%	15.7%	nm
Net income from continuing operations attributable to L-3	$147	$116	27%	$311	$217	43%
Adjusted net income from continuing operations attributable to L-3 (1)	$147	$113	30%	$311	$229	36%
Diluted earnings per share from continuing operations	$1.88	$1.39	35%	$3.95	$2.60	52%
Adjusted diluted earnings per share from continuing operations (1)	$1.88	$1.36	38%	$3.95	$2.74	44%
Diluted weighted average common shares outstanding	78.4	83.2	(6)%	78.7	83.5	(6)%

(1)    Non-GAAP metric that excludes the aggregate gain or loss related to business divestitures. See the table on page 46 for a reconciliation and a discussion of why this information is presented.

nm – not meaningful

Net Sales: For the 2016 Second Quarter, consolidated net sales of $2,664 million increased $121 million, or 5%, compared to the 2015 Second Quarter. Organic sales increased by $187 million, or 7%, for the 2016 Second Quarter. Organic sales exclude $90 million of sales declines related to business divestitures and $24 million of sales increases related to business acquisitions. For the 2016 Second Quarter, organic sales to the U.S. Government increased $104 million, or 6%, and organic sales to international and commercial customers increased $83 million, or 11%.

Sales from products increased by $48 million to $1,638 million for the 2016 Second Quarter, compared to $1,590 million for the 2015 Second Quarter. Sales from products represented approximately 61% of consolidated net sales for the 2016 Second Quarter, compared to 63% for the 2015 Second Quarter. Sales from products increased by: (1) $57 million for ISR Systems primarily due to the procurement and delivery of two business jets to a foreign military customer and (2) $53 million for Aircraft Systems primarily due to unfavorable contract performance adjustments in the 2015 Second Quarter that did not recur in the 2016 Second Quarter on international head-of-state aircraft modification contracts. These increases were partially offset by a decrease of $62 million primarily related to the divestiture of MSI on May 29, 2015.

Sales from services increased by $73 million to $1,026 million for the 2016 Second Quarter, compared to $953 million for the 2015 Second Quarter. Sales from services represented approximately 39% of consolidated net sales for the 2016 Second Quarter, compared to 37% for the 2015 Second Quarter. Sales from services increased primarily due to a $12 million contract price adjustment for a recovery of cost overruns on the previous U.S. Army C-12 contract, which ended on July 31, 2015, and pre-production activities related to U.S. Navy training aircraft. The CTC Aviation Group business acquisition, renamed L-3 CTC Ltd (L-3 CTC), increased sales from services by $16 million.

For the 2016 First Half, consolidated net sales of $5,017 million decreased $14 million, compared to the 2015 First Half. Organic sales increased by $135 million, or 3%, for the 2016 First Half. Organic sales exclude $204 million of sales declines related to business divestitures and $55 million of sales increases related to business acquisitions. For the 2016 First Half, organic sales to the U.S. Government increased $166 million, or 5%, and organic sales to international and commercial customers decreased $31 million, or 2%.

Sales from products decreased by $67 million to $3,061 million for the 2016 First Half, compared to $3,128 million for the 2015 First Half. Sales from products represented approximately 61% of consolidated net sales for the 2016 First Half, compared to 62% for the 2015 First Half. Sales from products declined by: (1) $156 million primarily related to the divestiture of MSI on May 29, 2015 and (2) $40 million for Space & Power Systems primarily due to reduced demand for power devices for commercial satellites. These decreases were partially offset by increases of: (1) $58 million for ISR Systems primarily due to the procurement and delivery of two business jets to a foreign military customer, (2) $50 million for Aircraft Systems primarily due to unfavorable contract performance adjustments in the 2015 First Half that did not recur in the 2016 First Half on international head-of-state aircraft modification contracts and (3) $21 million primarily for Broadband Communication Systems due to increased volume and deliveries of secure networked communication systems for the DoD.

Sales from services increased by $53 million to $1,956 million for the 2016 First Half, compared to $1,903 million for the 2015 First Half. Sales from services represented approximately 39% of consolidated net sales for the 2016 First Half, compared to 38% for the 2015 First Half. Sales from services increased due to trends similar to the 2016 Second Quarter. See the reportable segment results below for additional discussion of our segment sales trends.

Operating income and operating margin: Consolidated operating income for the 2016 Second Quarter increased by $94 million to $247 million, compared to the 2015 Second Quarter. Segment operating income for the 2016 Second Quarter increased by $96 million, or 64%, compared to the 2015 Second Quarter. Segment operating margin increased by 340 basis points to 9.3% for the 2016 Second Quarter, compared to 5.9% for the 2015 Second Quarter. Segment operating margin increased by: (1) 250 basis points primarily due to unfavorable contract performance adjustments related to cost growth in the 2015 Second Quarter that did not recur in the 2016 Second Quarter on international head-of-state aircraft modification contracts in the Aerospace Systems segment, (2) 50 basis points due to $14 million of charges in the Electronic Systems segment recorded in the 2015 Second Quarter in connection with a settlement with the U.S. Government related to the EoTech holographic weapons sight (HWS) product and an adverse arbitration ruling and (3) 40 basis points due to lower pension expense of $10 million.

Consolidated operating income for the 2016 First Half increased by $159 million to $499 million, compared to the 2015 First Half. Segment operating income for the 2016 First Half increased by $139 million, or 39%, compared to the 2015 First Half. Segment operating margin increased by 270 basis points to 9.9% for the 2016 First Half, compared to 7.2% for the 2015 First Half. Segment operating margin increased by: (1) 190 basis points primarily due to unfavorable contract performance adjustments related to cost growth in the 2015 First Half that did not recur in the 2016 First Half at Aerospace Systems on international head-of-state aircraft modification contracts, (2) 40 basis points due to higher margins resulting from acquisitions and divestitures and (3) 40 basis points due to lower pension expense of $21 million. See the reportable segment results below for additional discussion of our segment operating margin trends.

Interest expense and other: Interest expense and other for the 2016 Second Quarter and 2016 First Half includes a $5 million debt retirement charge related to the redemption of $300 million aggregate principal amount of 3.95% Senior Notes due November 15, 2016.

Effective income tax rate: The effective tax rate for the 2016 Second Quarter increased to 26.0% compared to a benefit of 3.4% for the same period last year. The 2016 Second Quarter includes a benefit from the reinstatement of the Federal Research and Experimentation (R&E) tax credit. The 2015 Second Quarter included tax benefits of: (1) $17 million related to a legal restructuring of foreign entities, (2) $10 million related to the resolution of various outstanding income tax matters with U.S. and foreign tax authorities and (3) $9 million primarily associated with the release of valuation allowance for certain deferred tax assets.

The effective tax rate for the 2016 First Half increased to 24.1% from 15.7% for the same period last year. The 2016 First Half included a $12 million reduction to income tax expense due to the early adoption of a new accounting standard related to income tax benefits from employee stock-based compensation awards, which increased diluted EPS by $0.15, and a benefit from the reinstatement of the Federal R&E tax credit. The 2015 First Half included $36 million of tax benefits, discussed above.

Net income from continuing operations attributable to L-3 and diluted EPS from continuing operations: Net income from continuing operations attributable to L-3 in the 2016 Second Quarter increased 27% compared to the 2015 Second Quarter. Diluted EPS from continuing operations increased 35% to $1.88 from $1.39.

Net income from continuing operations attributable to L-3 in the 2016 First Half increased 43% to $311 million, compared to the 2015 First Half. Diluted EPS from continuing operations increased 52% to $3.95 from $2.60.

Adjusted net income from continuing operations attributable to L-3 and adjusted diluted EPS from continuing operations: Adjusted net income from continuing operations attributable to L-3 increased 30% compared to $113 million for the 2015 Second Quarter and adjusted diluted EPS from continuing operations increased 38% compared to $1.36 for the 2015 Second Quarter.

Adjusted net income from continuing operations attributable to L-3 increased 36% compared to $229 million for the 2015 First Half and adjusted diluted EPS from continuing operations increased 44% compared to $2.74 for the 2015 First Half.

The table below presents a reconciliation of net income from continuing operations attributable to L-3 to adjusted net income from continuing operations attributable to L-3 and diluted EPS from continuing operations to adjusted diluted EPS from continuing operations.

	Second Quarter Ended		First Half Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
	(in millions)
Net income from continuing operations attributable to L-3	$147	$116	$311	$217
(Gain) loss on business divestitures(1)	—	(3)	—	12

Adjusted net income from continuing operations attributable to L-3(2)	$147	$113	$311	$229

Diluted EPS from continuing operations attributable to L-3 Holdings’ common stockholders	$1.88	$1.39	$3.95	$2.60
EPS impact of (gain) loss on business divestitures(1)	—	(0.03)	—	0.14

Adjusted diluted EPS from continuing operations(2)	$1.88	$1.36	$3.95	$2.74

(1) Gain (loss) on business divestitures		$2		$(20)
Tax benefit		1		8

After-tax impact		3		(12)
Diluted weighted average common shares outstanding		83.2		83.5

Per share impact(3)		$0.03		$(0.14)

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

(3)   Amounts may not calculate directly due to rounding.

Diluted weighted average common shares outstanding: Diluted weighted average common shares outstanding for the 2016 Second Quarter and 2016 First Half declined by 6% compared to the same periods last year, due to repurchases of L-3 common stock in connection with our share repurchase programs authorized by our Board of Directors.

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

	Second Quarter Ended		First Half Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
	(dollars in millions)
Net sales:(1)
Electronic Systems	$1,021	$1,044	$1,898	$2,061
Aerospace Systems	1,148	995	2,153	2,021
Communication Systems	495	504	966	949

Consolidated net sales	$2,664	$2,543	$5,017	$5,031

Operating income (loss):
Electronic Systems	$125	$118	$220	$231
Aerospace Systems	70	(18)	176	42
Communication Systems	52	51	103	87

Total segment operating income	$247	$151	$499	$360
Gain (loss) related to business divestitures	—	2	—	(20)

Consolidated operating income	$247	$153	$499	$340

Operating margin:
Electronic Systems	12.2%	11.3%	11.6%	11.2%
Aerospace Systems	6.1%	(1.8)%	8.2%	2.1%
Communication Systems	10.5%	10.1%	10.7%	9.2%

Total segment operating margin	9.3%	5.9%	9.9%	7.2%
Gain (loss) related to business divestitures	—%	0.1%	—%	(0.4)%

Consolidated operating margin	9.3%	6.0%	9.9%	6.8%

(1)	Net sales after intercompany eliminations.

Electronic Systems

	Second Quarter Ended				First Half Ended
	June 24, 2016	June 26, 2015	Increase/ (decrease)		June 24, 2016	June 26, 2015	Increase/ (decrease)
	(dollars in millions)
Net sales	$1,021	$1,044	(2.2)%		$1,898	$2,061	(7.9)%
Operating income	$125	$118	5.9%		$220	$231	(4.8)%
Operating margin	12.2%	11.3%	90	bpts	11.6%	11.2%	40	bpts

Electronic Systems net sales for the 2016 Second Quarter decreased by $23 million, or 2%, compared to the 2015 Second Quarter. Excluding $90 million of sales declines related to business divestitures (primarily MSI divestiture in May 2015) and $20 million of sales increases related to business acquisitions, organic sales increased by $47 million, or 5%. The increase was driven by: (1) $35 million for Aviation Products & Security primarily due to increased deliveries of cargo and airport security screening systems to international customers and timing of deliveries of cockpit displays for the CH-47 aircraft, (2) $18 million for Warrior Systems primarily due to increased deliveries of night vision products to the U.S. Army and foreign militaries and (3) $8 million for Sensor Systems due to deliveries of electronic warfare products to foreign militaries. These increases were partially offset by a decrease of $14 million for Precision Engagement & Training due to lower volume for civil aviation simulation and training devices for commercial customers as contracts near completion.

Electronic Systems operating income for the 2016 Second Quarter increased by $7 million, or 6%, compared to the 2015 Second Quarter. Operating margin increased by 90 basis points to 12.2%. Operating margin increased by: (1) 140 basis points due to $14 million of charges recorded during the 2015 Second Quarter that did not recur in 2016 in connection with (i) a settlement with the U.S. Government related to the EoTech HWS product in Warrior Systems and (ii) an adverse arbitration ruling to resolve a dispute for the termination of a supply arrangement in Aviation Products & Security, (2) 60 basis points due to higher margins resulting from acquisitions and divestitures, all of which were completed in 2015, and (3) 30 basis points due to lower pension expense of $3 million. These increases were partially offset by 140 basis points primarily due to higher net aggregate favorable contract performance adjustments in the 2015 Second Quarter compared to the 2016 Second Quarter.

Electronic Systems net sales for the 2016 First Half decreased by $163 million, or 8%, compared to the 2015 First Half. Excluding $204 million of sales declines related to business divestitures (primarily MSI divestiture in May 2015) and $46 million of sales increases related to business acquisitions, organic sales decreased by $5 million. The decrease was driven by: (1) $20 million for Power & Propulsion Systems due to decreased volume on contracts nearing completion for U.S. government and foreign government customers and (2) $16 million primarily for Precision Engagement & Training due to lower volume of ordnance products for the U.S. military, and civil aviation simulation and training devices for commercial customers as contracts near completion. These decreases were partially offset by an increase of $31 million primarily for Aviation Products & Security due to increased deliveries of cargo and airport security screening systems to international customers, and commercial and military cockpit display products and repair services.

Electronic Systems operating income for the 2016 First Half decreased by $11 million, or 5%, compared to the 2015 First Half. Operating margin increased by 40 basis points to 11.6%. Operating margin increased by 110 basis points due to higher margins resulting from acquisitions and divestitures and 30 basis points due to lower pension expense of $6 million. These increases were partially offset by a decrease of 60 basis points due to sales mix changes, primarily for Aviation Products & Security Systems, and 40 basis points due to higher net aggregate favorable contract performance adjustments in the 2015 First Half compared to the 2016 First Half.

As previously disclosed, in November 2015, we commenced a voluntary return program and began accepting customer returns for various EoTech HWS products that may have been affected by certain performance issues. The refund program gives eligible owners of such HWS products the option to return their products in exchange for a refund of the purchase price, including shipping costs. During the first quarter of 2016, we increased our product returns allowance by recording a reduction to net sales of $15 million. We continue to review the product returns allowance as the program matures and new information becomes available. Our ongoing evaluation may cause us to record further adjustments to the allowance in future periods. These adjustments could be material. See Note 2 to the unaudited condensed consolidated financial statements for additional information.

Aerospace Systems

	Second Quarter Ended			First Half Ended
	June 24, 2016	June 26, 2015	Increase	June 24, 2016	June 26, 2015	Increase
	(dollars in millions)
Net sales	$1,148	$995	15.4%	$2,153	$2,021	6.5%
Operating income (loss)	$70	$(18)	nm	$176	$42	319.0%
Operating margin	6.1%	(1.8)%	790 bpts	8.2%	2.1%	610 bpts

Aerospace Systems net sales for the 2016 Second Quarter increased by $153 million, or 15%, compared to the 2015 Second Quarter. Sales increased $64 million for Aircraft Systems, $63 million for ISR Systems and $26 million for Vertex Aerospace. Sales increased for Aircraft Systems primarily due to unfavorable contract performance adjustments in the 2015 Second Quarter that did not recur in the 2016 Second Quarter on international head-of-state aircraft modification contracts. Sales increased by $78 million for ISR Systems primarily due to the procurement and delivery of two business jets to a foreign military customer, which was partially offset by a decrease of $15 million primarily for small ISR aircraft fleet management services to the U.S. Air Force due to reduced demand resulting from the U.S. military drawdown in Afghanistan. The increase in sales for Vertex Aerospace was due to a $12 million contract price adjustment for a recovery of cost overruns on the previous U.S. Army C-12 contract, which ended on July 31, 2015, and pre-production activities related to U.S. Navy training aircraft.

Aerospace Systems operating income for the 2016 Second Quarter increased by $88 million, compared to the 2015 Second Quarter. Operating margin increased by 790 basis points to 6.1%. Operating margin increased by: (1) 730 basis points primarily due to $84 million of unfavorable contract performance adjustments related to cost growth in the 2015 Second Quarter that did not recur in the 2016 Second Quarter on international head-of-state aircraft modification contracts at Aircraft Systems, (2) 130 basis points primarily due to a $12 million contract price adjustment received in the 2016 Second Quarter for a recovery of cost overruns recognized in prior periods on the previous U.S. Army C-12 contract, and better terms on the new U.S. Army C-12 contract, which began in August 2015, and (3) 40 basis points due to lower pension expense of $4 million. These increases were partially offset by a $13 million charge at Aircraft Systems to reduce internal-use simulator training assets to net realizable value, decreasing operating margin by 110 basis points.

Aerospace Systems net sales for the 2016 First Half increased by $132 million, or 7%, compared to the 2015 First Half. Sales increased $64 million for Aircraft Systems, $45 million for ISR Systems and $23 million for Vertex Aerospace due to trends similar to the 2016 Second Quarter.

Aerospace Systems operating income for the 2016 First Half increased by $134 million, or 319%, compared to the 2015 First Half. Operating margin increased by 610 basis points to 8.2% due to trends similar to the 2016 Second Quarter, as well as lower pension expense of $9 million.

Communication Systems

	Second Quarter Ended		Increase/ (decrease)		First Half Ended		Increase
	June 24, 2016	June 26, 2015			June 24, 2016	June 26, 2015
	(dollars in millions)
Net sales	$495	$504	(1.8)%		$966	$949	1.8%
Operating income	$52	$51	2.0%		$103	$87	18.4%
Operating margin	10.5%	10.1%	40	bpts	10.7%	9.2%	150	bpts

Communication Systems net sales for the 2016 Second Quarter decreased by $9 million, or 2%, compared to the 2015 Second Quarter. Sales for Space & Power Systems decreased by $30 million primarily due to reduced demand for power devices for commercial satellites. This decrease was partially offset by $17 million primarily for Broadband Communication Systems due to increased volume and deliveries of secure networked communication systems for the DoD and $4 million related to business acquisitions.

Communication Systems operating income for the 2016 Second Quarter increased by $1 million, or 2%, compared to the 2015 Second Quarter. Operating margin increased by 40 basis points to 10.5% primarily due to lower pension expense of $3 million.

Communication Systems net sales for the 2016 First Half increased by $17 million, or 2%, compared to the 2015 First Half. The increase was due to: (1) $34 million for Broadband Communication Systems, primarily due to increased volume and deliveries of secure networked communication systems for the DoD, (2) $9 million related to business acquisitions, (3) $8 million for Tactical Satellite Communications products primarily due to increased deliveries on a satellite communication land terminals contract for the Australian Defence Force and (4) $6 million for Advanced Communications products primarily due to increased deliveries of secure mission data storage systems for the Joint Strike Fighter program. These increases were partially offset by a decrease of $40 million for Space & Power Systems, primarily due to reduced demand for power devices for commercial satellites.

Communication Systems operating income for the 2016 First Half increased by $16 million, or 18%, compared to the 2015 First Half. Operating margin increased by 150 basis points to 10.7%. Operating margin increased by: (1) 90 basis points primarily due to increased manufacturing productivity, overhead cost reductions and favorable contract performance adjustments for Broadband Communication Systems and (2) 60 basis points due to lower pension expense of $6 million.

Liquidity and Capital Resources

Anticipated Sources and Uses of Cash Flow

At June 24, 2016, we had total cash and cash equivalents of $352 million as compared to $207 million at December 31, 2015. While no amounts of the cash and cash equivalents are considered restricted, $157 million of cash was held by the Company’s foreign subsidiaries at June 24, 2016. The repatriation of cash held in non-U.S. jurisdictions is subject to local capital requirements, as well as income tax considerations. Our primary source of liquidity is cash flow generated from operations and our cash on hand. We generated $369 million of net cash from operating activities from continuing operations during the 2016 First Half. Significant cash uses during the 2016 First Half included $298 million to partially redeem our 3.95% Senior Notes due in November 2016 (the 2016 Notes), $276 million to repurchase shares of our common stock, $112 million related to dividends, $75 million related to capital expenditures and $27 million related to the ATM business acquisition. Additionally, L-3 received net cash proceeds of $576 million for the NSS divestiture.

As of June 24, 2016, we had the full availability of our $1 billion Amended and Restated Revolving Credit Facility (Credit Facility), which expires on February 3, 2017. We currently believe that our cash from operating activities generated during the year, together with our cash on hand, and available borrowings under our Credit Facility, will be adequate for the foreseeable future to meet our anticipated requirements for working capital, capital expenditures, defined benefit plan contributions, commitments, contingencies, research and development expenditures, select business acquisitions (depending on the size), program and other discretionary investments, interest payments, income tax payments, L-3 Holdings’ dividends and share repurchases and the repayment of the remaining $200 million aggregate principal amount of the 2016 Notes.

Balance Sheet

Billed receivables increased by $62 million to $808 million at June 24, 2016, from $746 million at December 31, 2015 primarily due to the timing of billings and collections for Power & Propulsion Systems, Precision Engagement & Training, and Broadband Communication Systems.

Contracts in process increased by $81 million to $2,162 million at June 24, 2016, from $2,081 million at December 31, 2015. During the 2016 First Half, contracts in process increased by $84 million comprised of:

•	increases of $1 million in unbilled contract receivables and

•	increases of $83 million in inventoried contract costs primarily due to the timing of deliveries for Broadband Communication Systems and Sensor Systems.

These increases were partially offset by a decrease of $3 million for foreign currency translation adjustments.

L-3’s receivables days sales outstanding (DSO) was 71 at June 24, 2016, compared with 70 at December 31, 2015 and 78 at June 26, 2015. We calculate our DSO by dividing: (1) our aggregate end of period billed receivables and net unbilled contract receivables, by (2) our trailing 12 month sales adjusted, on a pro forma basis, to include sales from business acquisitions and exclude sales from business divestitures that we completed as of the end of the period and discontinued operations, multiplied by the number of calendar days in the trailing 12 month period (364 days at June 24, 2016, 365 days at December 31, 2015 and 364 days at June 26, 2015). Our trailing 12 month pro forma sales were $10,462 million at June 24, 2016, $10,314 million at December 31, 2015 and $10,271 million at June 26, 2015. The increase in DSO during the 2016 First Half was primarily due to an increase in billed receivables, which is discussed above.

Inventories increased by $23 million to $356 million at June 24, 2016, from $333 million at December 31, 2015, primarily for Warrior Systems and Aviation Products & Security to support customer demand.

The decrease in other current assets was primarily due to lower prepaid taxes caused by the timing of income tax payments.

The decrease in assets and liabilities of discontinued operations is due to the completion of the NSS divestiture during the 2016 First Half.

Goodwill increased by $25 million to $6,306 million at June 24, 2016 from $6,281 million at December 31, 2015. The table below presents the changes in goodwill by segment.

	Electronic Systems	Aerospace Systems	Communication Systems	Consolidated Total
	(in millions)
Balance at December 31, 2015	$3,925	$1,353	$1,003	$6,281
Business acquisitions(1)	(3)	—	22	19
Foreign currency translation adjustments(2)	(8)	14	—	6

Balance at June 24, 2016	$3,914	$1,367	$1,025	$6,306

(1)

The decrease in goodwill for the Electronic Systems segment was due to the final purchase price allocation for the CTC business acquisition. The increase in goodwill for the Communication Systems segment was due to the ATM business acquisition.

(2)

The decrease in goodwill presented in the Electronic Systems segment was due to the strengthening of the U.S. dollar against the British pound, partially offset by the weakening of the U.S. dollar against the Canadian dollar and the Euro during the 2016 First Half. The increase in goodwill presented in the Aerospace Systems segment was due to the weakening of the U.S. dollar against the Canadian dollar during the 2016 First Half.

The fluctuations in accounts payable and accrued expenses were primarily due to the timing of when invoices for purchases from third party vendors and subcontractors were received and payments were made.

Accrued employment costs decreased primarily due to the payment of annual management incentive bonuses during the 2016 First Half.

The decrease in advance payments and billings in excess of costs incurred was primarily due to the liquidation of balances on contracts for Aircraft Systems, ISR Systems and Aviation Products & Security.

The increase in deferred income taxes was primarily due to the tax amortization of certain goodwill and other identifiable intangible assets during the 2016 First Half.

Statement of Cash Flows

2016 First Half Compared with 2015 First Half

The table below provides a summary of our cash flows from (used in) operating, investing, and financing activities for the periods indicated.

	First Half Ended
	June 24, 2016	June 26, 2015	Cash Flow Increase/ (Decrease)
	(in millions)
Net cash from operating activities from continuing operations	$369	$309	$60
Net cash from (used in) investing activities from continuing operations	490	(33)	523
Net cash used in financing activities from continuing operations	(658)	(445)	(213)

Operating Activities

We generated $369 million of cash from operating activities during the 2016 First Half, an increase of $60 million compared to the 2015 First Half. The increase of cash from operating activities is due to higher net income adjusted for non-cash expenses, partially offset by more cash used for changes in operating assets and liabilities primarily related to liquidations of advanced payments and billings in excess of costs incurred. The net cash from changes in operating assets and liabilities is further discussed above under “Liquidity and Capital Resources — Balance Sheet”.

Investing Activities

During the 2016 First Half, we generated $490 million of cash from investing activities, which included $576 million of cash received from the sale of NSS, partially offset by cash used of $27 million for the acquisition of ATM and $75 million for capital expenditures. During the 2015 First Half, we used $33 million of cash, which included $260 million for the acquisitions of L-3 CTC and MITEQ, Inc. and $83 million for capital expenditures, partially offset by $304 million of net proceeds received from the MSI and BSI business divestitures.

Financing Activities

Debt

At June 24, 2016, total outstanding debt was $3,329 million, compared to $3,624 million at December 31, 2015, all of which was senior debt. On March 24, 2016, we initiated a redemption of $300 million aggregate principal amount of the 2016 Notes. The redemption price was determined on May 17, 2016 at 101.475% of the principal amount thereof (Redemption Price). Interest on the 2016 Notes redeemed ceased to accrue on and after May 20, 2016 (Redemption Date) and the only remaining right of holders of such 2016 Notes was to receive payment of the Redemption Price and such accrued interest. On May 20, 2016, we completed the partial redemption and recognized a debt retirement charge of $5 million. Following the partial redemption of the 2016 Notes, $200 million aggregate principal amount of the 2016 Notes remain outstanding. At June 24, 2016, there were no borrowings or letters of credit outstanding under our Credit Facility. Accordingly, we had the full availability of our $1 billion facility for future borrowings. We also had $398 million of outstanding standby letters of credit with financial institutions covering performance and financial guarantees per contractual requirements with certain customers at June 24, 2016. These standby letters of credit may be drawn upon in the event that we do not perform on certain of our contractual requirements. At June 24, 2016, our outstanding debt matures between November 15, 2016 and May 28, 2024. See Note 10 to our unaudited condensed consolidated financial statements contained in this quarterly report for the components of our debt at June 24, 2016.

We consider our credit rating as an important element of our capital allocation strategy and, while no assurances can be given, we intend to maintain our investment grade credit rating. On April 8, 2016, Standard and Poor’s changed our rating outlook to stable from negative and affirmed our BBB- senior unsecured rating.

Debt Covenants and Other Provisions. The Credit Facility and Senior Notes contain financial and/or other restrictive covenants. See Note 9 to our audited consolidated financial statements for the year ended December 31, 2015, included in our Annual Report on Form 10-K, for a description of our debt, related financial covenants and cross default provisions. As of June 24, 2016, we were in compliance with our financial and other restrictive covenants.

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

The table below presents our repurchases of L-3 Holdings’ common stock during the 2016 First Half.

	Total Number of Shares Purchased	Average Price Paid Per Share	Treasury Stock
			(at cost in millions)
January 1 — March 25, 2016	1,708,185	$115.80	$198
March 26 — June 24, 2016	629,254	$123.57	$78

At June 24, 2016, the remaining dollar value under share repurchase programs authorized by our Board of Directors was $530 million. From June 25, 2016 through July 22, 2016, we repurchased 168,024 shares of our common stock at an average price of $145.09 per share for an aggregate amount of $24 million.

During the 2016 First Half, our Board of Directors authorized the quarterly cash dividends in the table below.

Date Declared	Record Date	Cash Dividend Per Share	Total Cash Dividends Declared		Date Paid
			(in millions)
February 9, 2016	March 1, 2016	$0.70	$55	(1)	March 15, 2016
May 03, 2016	May 17, 2016	$0.70	$55	(1)	June 15, 2016

(1)	During the 2016 First Half, we paid $112 million of cash dividends, including a $2 million net reduction of previously accrued dividends for employee held stock awards.

On June 21, 2016, our Board of Directors declared a quarterly cash dividend of $0.70 per share, payable on September 15, 2016 to shareholders of record at the close of business on August 17, 2016.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Derivative Financial Instruments and Other Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of our exposure to market risks. There were no material changes to our disclosure about market risks during the 2016 First Half. See Notes 15 and 17 to our unaudited condensed consolidated financial statements contained in this quarterly report for the aggregate fair values and notional amounts of our foreign currency forward contracts at June 24, 2016.

ITEM 4.

CONTROLS AND PROCEDURES

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 related to L-3 Holdings and L-3 Communications is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chairman and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 24, 2016. Based upon that evaluation, our Chairman and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer concluded that, as of June 24, 2016, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 24, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about share repurchases made by L-3 Holdings of its common stock during the 2016 Second Quarter. Repurchases are made from time to time at management’s discretion in accordance with applicable U.S. Federal securities laws. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs(1)
				(in millions)
March 26 — April 30, 2016	467,854	$119.36	467,854	$552
May 1 — May 31, 2016	154,200	135.73	154,200	531
June 1 — June 24, 2016	7,200	137.02	7,200	530

Total	629,254	123.57	629,254

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

Date: July 28, 2016

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

Exhibit No.	Description of Exhibit
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

†10.1

L-3 Communications Holdings, Inc. 2008 Amended and Restated Long Term Performance Plan (incorporated by reference to Exhibit 4.4 to L-3 Communications Holdings, Inc.’s Registration Statement on Form S-8 filed on June 21, 2016 (File No. 333-212151)).

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

**

The information required in this exhibit is presented in Note 14 to the unaudited condensed consolidated financial statements as of June 24, 2016 contained in this quarterly report in accordance with the provisions of ASC 260, Earnings Per Share.

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