Form 10-Q
period 2016-09-23
L 3 COMMUNICATIONS HOLDINGS INC; L 3 COMMUNICATIONS CORP
filed 2016-10-27
CIK 1056239, 1039101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 23, 2016

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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

There were 77,308,876 shares of L-3 Communications Holdings, Inc. common stock with a par value of $0.01 outstanding as of the close of business on October 21, 2016.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended September 23, 2016

		Page No.
	PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 23, 2016 (Unaudited) and December 31, 2015	1
	Unaudited Condensed Consolidated Statements of Operations for the Quarterly and Year- to-Date periods ended September 23, 2016 and September 25, 2015	2
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Quarterly and Year-to-Date periods ended September 23, 2016 and September 25, 2015	4
	Unaudited Condensed Consolidated Statements of Equity for the Year-to-Date periods ended September 23, 2016 and September 25, 2015	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Year-to-Date periods ended September 23, 2016 and September 25, 2015	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	58
ITEM 4.	Controls and Procedures	58

	PART II — OTHER INFORMATION
ITEM 1.	Legal Proceedings	59
ITEM 1A.	Risk Factors	59
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60
ITEM 6.	Exhibits	60
Signature		61

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	(Unaudited) September 23, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$411	$207
Billed receivables, net of allowances of $13 in 2016 and $15 in 2015	812	746
Contracts in process	2,265	2,081
Inventories	361	333
Other current assets	160	201
Assets of discontinued operations	—	664

Total current assets	4,009	4,232

Property, plant and equipment, net	1,083	1,097
Goodwill	6,284	6,281
Identifiable intangible assets	181	199
Deferred income taxes	4	3
Other assets	250	255

Total assets	$11,811	$12,067

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$549	$499
Accounts payable, trade	426	297
Accrued employment costs	519	504
Accrued expenses	391	390
Advance payments and billings in excess of costs incurred	453	562
Income taxes	8	13
Other current liabilities	404	394
Liabilities of discontinued operations	—	220

Total current liabilities	2,750	2,879

Pension and postretirement benefits	1,027	1,047
Deferred income taxes	286	219
Other liabilities	326	368
Long-term debt	2,782	3,125

Total liabilities	7,171	7,638

Commitments and contingencies (see Note 18)
Equity:
L-3 shareholders’ equity:
L-3 Communications Holdings, Inc.’s common stock: $.01 par value; 300,000,000 shares authorized, 77,355,596 shares outstanding at September 23, 2016 and 78,133,763 shares outstanding at December 31, 2015 (L-3 Communications Corporation’s common stock: $.01 par value, 100 shares authorized, issued and outstanding)	6,225	6,052
L-3 Communications Holdings, Inc.’s treasury stock (at cost), 82,052,903 shares at September 23, 2016 and 79,375,063 shares at December 31, 2015	(7,177)	(6,851)
Retained earnings	6,087	5,728
Accumulated other comprehensive loss	(567)	(574)

Total L-3 shareholders’ equity	4,568	4,355
Noncontrolling interests	72	74

Total equity	4,640	4,429

Total liabilities and equity	$11,811	$12,067

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Third Quarter Ended
	September 23, 2016	September 25, 2015
Net sales:
Products	$1,500	$1,600
Services	1,005	964

Total net sales	2,505	2,564

Cost of sales:
Products	(1,355)	(1,409)
Services	(935)	(880)

Total cost of sales	(2,290)	(2,289)

Loss related to business divestitures	—	(9)
Goodwill impairment charges	—	(35)

Operating income	215	231
Interest expense	(41)	(43)
Interest and other income, net	6	3

Income from continuing operations before income taxes	180	191
Provision for income taxes	(29)	(63)

Income from continuing operations	151	128
Loss from discontinued operations, net of income taxes	—	(424)

Net income (loss)	151	(296)
Net income from continuing operations attributable to noncontrolling interests	(3)	(3)

Net income (loss) attributable to L-3	$148	$(299)

Basic earnings (loss) per share attributable to L-3 Holdings’ common shareholders:
Continuing operations	$1.91	$1.56
Discontinued operations	—	(5.30)

Basic earnings (loss) per share	$1.91	$(3.74)

Diluted earnings (loss) per share attributable to L-3 Holdings’ common shareholders:
Continuing operations	$1.88	$1.54
Discontinued operations	—	(5.22)

Diluted earnings (loss) per share	$1.88	$(3.68)

Cash dividends declared per common share	$0.70	$0.65

L-3 Holdings’ weighted average common shares outstanding:
Basic	77.3	80.0

Diluted	78.8	81.2

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year-to-Date Ended
	September 23, 2016	September 25, 2015
Net sales:
Products	$4,561	$4,728
Services	2,961	2,867

Total net sales	7,522	7,595

Cost of sales:
Products	(4,095)	(4,312)
Services	(2,713)	(2,648)

Total cost of sales	(6,808)	(6,960)

Loss related to business divestitures	—	(29)
Goodwill impairment charges	—	(35)

Operating income	714	571
Interest expense	(125)	(124)
Interest and other income, net	15	11
Debt retirement charge	(5)	—

Income from continuing operations before income taxes	599	458
Provision for income taxes	(130)	(105)

Income from continuing operations	469	353
Income (loss) from discontinued operations, net of income taxes	63	(416)

Net income (loss)	532	(63)
Net income from continuing operations attributable to noncontrolling interests	(10)	(11)

Net income (loss) attributable to L-3	$522	$(74)

Basic earnings (loss) per share attributable to L-3 Holdings’ common shareholders:
Continuing operations	$5.93	$4.19
Discontinued operations	0.81	(5.10)

Basic earnings (loss) per share	$6.74	$(0.91)

Diluted earnings (loss) per share attributable to L-3 Holdings’ common shareholders:
Continuing operations	$5.83	$4.14
Discontinued operations	0.80	(5.03)

Diluted earnings (loss) per share	$6.63	$(0.89)

Cash dividends declared per common share	$2.10	$1.95

L-3 Holdings’ weighted average common shares outstanding:
Basic	77.4	81.5

Diluted	78.7	82.7

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Third Quarter Ended		Year-to-Date Ended
	September 23, 2016	September 25, 2015	September 23, 2016	September 25, 2015
Net income (loss)	$151	$(296)	$532	$(63)
Other comprehensive income (loss):
Foreign currency translation adjustments	(31)	(55)	(27)	(84)
Unrealized (losses) gains on hedging instruments(1)	—	(7)	10	(3)
Pension and postretirement benefit plans:
Amortization of net loss and prior service cost previously recognized(2)	8	10	24	32
Net gain arising during the period(3)	—	—	—	9

Total other comprehensive (loss) income	(23)	(52)	7	(46)

Comprehensive income (loss)	128	(348)	539	(109)
Comprehensive income attributable to noncontrolling interests	(3)	(3)	(10)	(11)

Comprehensive income (loss) attributable to L-3	$125	$(351)	$529	$(120)

(1)

Net of income tax benefits of $3 million for the quarterly period ended September 25, 2015, and income taxes of $4 million and income tax benefits of $2 million for the year-to-date periods ended September 23, 2016 and September 25, 2015, respectively.

(2)

Net of income taxes of $4 million and $7 million for the quarterly periods ended September 23, 2016 and September 25, 2015, respectively, and income taxes of $13 million and $18 million for the year-to-date periods ended September 23, 2016 and September 25, 2015, respectively.

(3)

Represents the reclassification of actuarial losses into net income related to the Marine Systems International business divestiture in accordance with Accounting Standards Codification 715, Defined Benefit Plans — Pension. Amount is net of income taxes of $5 million for the year-to-date period ended September 25, 2015.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in millions, except per share data)

	L-3 Holdings’ Common Stock		Additional Paid-in Capital			Accumulated Other Comprehensive Loss
	Shares Outstanding	Par Value		Treasury Stock	Retained Earnings		Noncontrolling Interests	Total Equity
For the Year-to-Date Period Ended September 23, 2016:
Balance at December 31, 2015	78.1	$1	$6,051	$(6,851)	$5,728	$(574)	$74	$4,429
Net income					522		10	532
Other comprehensive income						7		7
Distributions to noncontrolling interests							(12)	(12)
Cash dividends declared on common stock ($2.10 per share)					(165)			(165)
Shares issued:
Employee savings plans	0.7		94					94
Exercise of stock options	0.6		49					49
Employee stock purchase plan	0.4		16					16
Vesting of restricted stock and performance units	0.5							—
Repurchases of common stock to satisfy tax withholding obligations	(0.2)		(20)					(20)
Stock-based compensation expense			34					34
Treasury stock purchased	(2.7)			(326)				(326)
Other					2			2

Balance at September 23, 2016	77.4	$1	$6,224	$(7,177)	$6,087	$(567)	$72	$4,640

For the Year-to-Date Period Ended September 25, 2015:
Balance at December 31, 2014	82.0	$1	$5,798	$(6,111)	$6,181	$(584)	$75	$5,360
Net (loss) income					(74)		11	(63)
Other comprehensive loss						(46)		(46)
Distributions to noncontrolling interests							(11)	(11)
Cash dividends declared on common stock ($1.95 per share)					(162)			(162)
Shares issued:
Employee savings plans	0.8		95					95
Exercise of stock options	0.6		65					65
Employee stock purchase plan	0.3		17					17
Vesting of restricted stock units	0.7							—
Repurchases of common stock to satisfy tax withholding obligations	(0.2)		(33)					(33)
Stock-based compensation expense			36					36
Treasury stock purchased	(5.2)			(605)				(605)
Other			6					6

Balance at September 25, 2015	79.0	$1	$5,984	$(6,716)	$5,945	$(630)	$75	$4,659

See notes to unaudited condensed consolidated financial statements.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year-to-Date Ended
	September 23, 2016	September 25, 2015
Operating activities:
Net income (loss)	$532	$(63)
Less: (Income) loss from discontinued operations, net of tax	(63)	416

Income from continuing operations	469	353
Depreciation of property, plant and equipment	121	123
Amortization of intangibles and other assets	32	32
Deferred income tax provision	48	5
Stock-based employee compensation expense	34	35
Contributions to employee savings plans in L-3 Holdings’ common stock	92	87
Goodwill impairment charges	—	35
Amortization of pension and postretirement benefit plans net loss and prior service cost	37	50
Amortization of bond discounts and deferred debt issue costs (included in interest expense)	6	6
Loss related to business divestitures	—	29
Other non-cash items	8	(5)
Changes in operating assets and liabilities, excluding amounts from acquisitions and divestitures, and discontinued operations:
Billed receivables	(69)	36
Contracts in process	(193)	(181)
Inventories	(31)	(77)
Other assets	21	(11)
Accounts payable, trade	130	117
Accrued employment costs	8	41
Accrued expenses	3	(34)
Advance payments and billings in excess of costs incurred	(102)	6
Income taxes	—	(8)
Other current liabilities	(3)	(6)
Pension and postretirement benefits	(19)	(18)
All other operating activities	(13)	(18)

Net cash from operating activities from continuing operations	579	597

Investing activities:
Business acquisitions, net of cash acquired	(27)	(260)
Proceeds from the sale of businesses, net of closing date cash balances	561	308
Capital expenditures	(126)	(137)
Dispositions of property, plant and equipment	15	2
Other investing activities	7	5

Net cash from (used in) investing activities from continuing operations	430	(82)

Financing activities:
Borrowings under revolving credit facility	335	861
Repayment of borrowings under revolving credit facility	(335)	(861)
Redemption of senior notes	(298)	—
Common stock repurchased	(326)	(605)
Dividends paid on L-3 Holdings’ common stock	(166)	(163)
Proceeds from exercises of stock options	49	41
Proceeds from employee stock purchase plan	23	26
Repurchases of common stock to satisfy tax withholding obligations	(20)	(33)
Other financing activities	(8)	(1)

Net cash used in financing activities from continuing operations	(746)	(735)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(3)	(14)
Net cash (used in) from discontinued operations:
Operating activities	(56)	58
Investing activities	—	(4)

Net cash (used in) from discontinued operations	(56)	54

Change in cash balance in assets held for sale	—	61
Net increase (decrease) in cash and cash equivalents	204	(119)
Cash and cash equivalents, beginning of the period	207	442

Cash and cash equivalents, end of the period	$411	$323

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

2.  Basis of Presentation

These unaudited condensed consolidated financial statements for the quarterly and year-to-date periods ended September 23, 2016 should be read in conjunction with the audited consolidated financial statements of L-3 Holdings and L-3 Communications included in their Annual Report on Form 10-K for the year ended December 31, 2015.

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

It is generally the Company’s established practice to close its books for the quarters ending March, June and September on the Friday preceding the end of the calendar quarter. The interim unaudited condensed consolidated financial statements included herein have been prepared and are labeled based on that convention. The Company closes its books for annual periods on December 31 regardless of what day it falls on.

Certain reclassifications have been made to conform prior-year amounts to the current-year presentation.

Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and costs of sales during the reporting period. The most significant of these estimates and assumptions for L-3 relate to contract revenue, profit and loss recognition, fair values of assets acquired and liabilities assumed in business combinations, market values for inventories reported at lower of cost or market, pension and post-retirement benefit obligations, stock-based employee compensation expense, income taxes, including the valuation of deferred tax assets, litigation reserves and environmental obligations, accrued product warranty costs, liabilities for the voluntary return program of various EoTech holographic weapons sight (HWS) products, and the recoverability, useful lives and valuation of recorded amounts of long-lived assets, identifiable intangible assets and goodwill. Changes in estimates are reflected in the periods during which they become known. Actual amounts may differ from these estimates and could differ materially.

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

Accounting for the sales and profits on these fixed-price type contracts requires the preparation of estimates of: (1) the total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract’s statement of work, and (3) the measurement of progress towards completion. The estimated profit or loss at completion on a contract is equal to the difference between the total estimated contract revenue and the total estimated cost at completion. The profit recorded on a contract in any period using either the units-of-delivery method or cost-to-cost method is equal to the current estimated total profit margin multiplied by the cumulative sales recognized, less the amount of cumulative profit previously recorded for the contract.

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

Revisions or adjustments to estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained, as facts and circumstances change and as new information is obtained, even though the scope of work required under the contract may not change. Revisions or adjustments may also be required if contract modifications occur. The impact of revisions in profit (loss) estimates for all types of contracts subject to POC accounting are recognized on a cumulative catch-up basis in the period in which the revisions are made. The revisions in contract estimates, if significant, can materially affect the Company’s results of operations and cash flows, as well as reduce the valuations of receivables and inventories, and in some cases result in liabilities to complete contracts in a loss position. Aggregate net changes in contract estimates amounted to increases of $127 million, or 18%, of consolidated operating income ($1.03 per diluted share) for the year-to-date period ended September 23, 2016, and increases of $50 million, or 9%, of consolidated operating income ($0.49 per diluted share) for the year-to-date period ended September 25, 2015.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

As previously disclosed, during the fourth quarter of 2015, the Company commenced a voluntary return program and began accepting customer returns for various EoTech HWS products that may have been affected by certain performance issues. The return program gives eligible owners of such HWS products the option to return their products in exchange for a refund of the purchase price, including shipping costs. The Company initially recorded a reduction to net sales of $20 million in the Warrior Systems sector of the Electronic Systems segment in the fourth quarter of 2015, associated with establishing a product returns allowance to reflect the estimated cost of the return program. Beginning in the first quarter of 2016, with the benefit of a larger volume of actual refund transactions, the Company began using a statistical analysis of the voluntary return program to estimate the number and cost of future refunds. In its statistical analysis, the Company utilized empirical models to forecast the expected emergence pattern of new refunds over time to produce a probabilistic distribution of new refund costs that reflects the existing level of estimation uncertainty. Based on this analysis, the Company expects the total cost of the voluntary return program to be approximately $36 million. The Company recorded the $16 million increase in the product returns allowance as a reduction to net sales during 2016. The product returns allowance, net of refund payments made to eligible owners, was $8 million at September 23, 2016, and is included in other current liabilities on the unaudited condensed consolidated balance sheets. As of October 20, 2016, the Company had approved refunds at a cost of approximately $32 million, with an average refund cost per unit of $500. The Company will continue to monitor the product returns allowance. The Company’s ongoing evaluation may cause it to record further adjustments to the allowance in future periods. These adjustments could be material. Furthermore, during the third quarter of 2016, the Company recorded a $14 million pre-tax charge in the Electronics Systems segment for a settlement in principle of the class action litigation, which is subject to court approval, in connection with the EoTech HWS. See Note 18, Commitments and Contingencies for further details regarding the class action litigation.

For a more complete discussion of these estimates and assumptions, see the Annual Report on Form 10-K for the year ended December 31, 2015.

3.  New Accounting Standards Implemented

In March 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payments, including the income tax consequences and classification on the statement of cash flows. Under the new standard, all excess tax benefits and tax deficiencies will be recognized as income tax expense or benefit in the income statement as discrete items in the reporting period in which they occur. Additionally, excess tax benefits will be classified as an operating activity on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods, and early adoption is permitted. The amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement must be applied prospectively, and entities may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective or retrospective transition method. Effective January 1, 2016, the Company adopted ASU 2016-09 and applied the amendments relating to the presentation of excess tax benefits on the statement of cash flows using a retrospective transition method. See Note 11 for additional information.

4.  Accounting Standards Issued and Not Yet Implemented

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows — Classification of Certain Cash Receipts and Cash Payments, which provides guidance regarding cash flow statement classification of: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows and application of the predominance principle. The new standard will be effective for the Company for interim and annual reporting periods beginning on January 1, 2018, with early adoption permitted. The adoption of this standard will not have an impact on the Company’s financial position or results of operations, however, the Company expects that there may be an immaterial reclassification of items within the operating, investing and financing activities on its statement of cash flows. The Company plans to early adopt this standard in the fourth quarter of 2016.

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

The Company has made progress toward completing its evaluation of the potential changes from adopting this new standard on its financial reporting and disclosures. The Company has evaluated the impact of the standard on all of its revenue streams and most of its contracts. The Company expects to complete the contract evaluations and validate the results by the first quarter of 2017. The Company has also made significant progress on drafting its accounting policies and evaluating the new disclosure requirements. The Company expects to complete the evaluation of the impact of the accounting and disclosure changes on its business processes, controls and systems during the first half of 2017, design any changes to such business processes, controls and systems by the middle of 2017, and implement the changes over the remainder of 2017.

Under the new standard, an entity recognizes revenue when or as it satisfies a performance obligation by transferring a good or service to the customer, either at a point in time or over time. The Company expects to

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

recognize revenue over time on most of its contracts that are covered by contract accounting standards using cost inputs to measure progress toward completion of its performance obligations, which is similar to the POC cost-to-cost method currently used on certain of these contracts. The Company currently recognizes sales on fixed-priced production contracts that are covered by contract accounting standards, and under which units are produced and delivered in a continuous or sequential process as units are delivered, based on their contractual selling prices (units-of-delivery method). The Company expects to discontinue the use of the units-of-delivery method under the new standard. Approximately 50% of the Company’s net sales are generated from revenue arrangements accounted for under contract accounting standards, including approximately 15% that use the units-of-delivery method. While the Company is currently evaluating the expected impact of the adoption of this standard on its consolidated financial statements, related disclosures and the transition alternatives available, the Company will adopt the standard as of January 1, 2018. Furthermore, the Company expects to determine the transition method and the effect of this standard on the Company’s consolidated financial statements in the first quarter of 2017.

Other accounting standard updates effective for interim and annual periods beginning after December 31, 2016 are not expected to have an impact on the Company’s financial position, results of operations or cash flows.

5.  Divestitures and Acquisitions

Discontinued Operations

As discussed in Note 1, on February 1, 2016, the Company completed the sale of its NSS business to CACI International Inc. for a sales price of $547 million. The sales price was finalized as of September 23, 2016, with no significant changes to preliminary amounts.

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

	Third Quarter Ended		Year-to-Date Ended
	September 23, 2016	September 25, 2015	September 23, 2016	September 25, 2015
	(in millions)
Net sales	$—	$271	$86	$773
Cost of sales	—	(260)	(92)	(736)
Gain related to business divestiture(1)	—	—	64	—
Goodwill impairment charges	—	(456)	—	(456)

Operating (loss) income from discontinued operations	—	(445)	58	(419)
Interest expense allocated to discontinued operations	—	(4)	—	(15)

(Loss) income from discontinued operations before income taxes	—	(449)	58	(434)
Income tax benefit	—	25	5	18

(Loss) income from discontinued operations, net of income taxes	$—	$(424)	$63	$(416)

(1)	The year-to-date period ended September 23, 2016 includes a gain of $64 million (before and after income taxes) on the sale of the NSS business.

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

Business Divestitures

2015 Business Divestitures

Marine Systems International (MSI) Divestiture. On May 29, 2015, the Company completed the sale of its MSI business to Wärtsilä Corporation for a sales price of €295 million (approximately $318 million), in addition to the assumption by Wärtsilä Corporation of approximately €60 million of MSI employee pension-related liabilities. The sales price was finalized as of June 24, 2016, with no significant changes to preliminary amounts. MSI was a sector within the Company’s Electronic Systems segment, primarily selling to the commercial shipbuilding industry. The Company recorded a pre-tax loss of $17 million ($6 million after income taxes) for the year-to-date period ended September 25, 2015, related to the divestiture of MSI.

Broadcast Sports Inc. (BSI) Divestiture. On April 24, 2015, the Company divested its BSI business for a sales price of $26 million. BSI provided wireless technology and communications systems services for use in the field of sports television broadcasting, and was included in the Sensor Systems sector of the Electronic Systems segment. The Company recorded a pre-tax loss of $1 million (less than $1 million after income taxes) and $4 million ($6 million after income taxes) for the quarterly and year-to-date periods ended September 25, 2015, respectively, related to the divestiture of BSI.

Tinsley Product Line Divestiture. On July 27, 2015, the Company divested its Tinsley Product Line for a sales price of $4 million. Tinsley provided optical components, sub-assemblies and passive sub-systems and was included in the Sensor Systems sector of the Electronic Systems segment. The divestiture resulted in a pre-tax loss of $8 million ($6 million after income taxes) during the quarterly and year-to-date periods ended September 25, 2015.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

Business Acquisitions

The business acquisitions discussed below are included in the Company’s results of operations from their respective dates of acquisition.

2016 Business Acquisitions

Advanced Technical Materials, Inc. (ATM) Acquisition. On January 22, 2016, the Company acquired the assets of ATM for a purchase price of $27 million, which was financed with cash on hand. The purchase price and purchase price allocation of ATM was finalized as of September 23, 2016, with no significant changes to preliminary amounts. ATM develops and manufactures a broad product line of passive microwave waveguides and specialized coaxial components. The aggregate goodwill recognized for this business was $20 million, which was assigned to the Communication Systems reportable segment, all of which is expected to be deductible for income tax purposes.

2015 Business Acquisitions

ForceX, Inc. Acquisition. On October 13, 2015, the Company acquired ForceX, Inc., renamed L-3 ForceX, for a purchase price of $61 million, which was financed with cash on hand. The purchase price and purchase price allocation of L-3 ForceX was finalized as of September 23, 2016, with no significant changes to preliminary amounts. L-3 ForceX specializes in ISR mission management software and geospatial application technology programs, offering an array of advanced products, including cueing system software, hardware and video algorithms, and wide-area sensor integration solutions and software. L-3 ForceX’s proprietary processing, exploitation and dissemination capability provides an integrated tactical operational picture, allowing users to make critical decisions in real time. L-3 ForceX also supports several key DoD ISR initiatives and classified programs. L-3 ForceX’s customer base includes the U.S. Air Force, U.S. Special Operations Command, the Naval Surface Warfare Center and a variety of DoD agencies. The aggregate goodwill recognized for this business was $53 million, which was assigned to the Electronic Systems reportable segment, of which $52 million is expected to be deductible for income tax purposes.

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

MITEQ, Inc. Acquisition. On January 21, 2015, the Company acquired the assets of MITEQ, Inc. (Miteq) for a purchase price of $41 million, which was financed with cash on hand. The purchase price and purchase price allocation of Miteq was finalized as of September 25, 2015, with no significant changes to preliminary amounts. Miteq was combined with the Company’s Narda Microwave-East business, and the new organization was re-named L-3 Narda-Miteq. Miteq offers a broad product line of active and passive RF microwave components and low-power satellite communications (SATCOM) products for space and military applications that complement the existing Narda Microwave East product line. The combined L-3 Narda-Miteq business provides products for the DoD, other U.S. Government agencies, prime contractors and commercial customers. The aggregate goodwill recognized for this business was $11 million, of which $4 million is expected to be deductible for income tax purposes. The goodwill was assigned to the Communication Systems reportable segment.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

Business Acquisitions Completed or Agreements to Acquire Businesses Entered Into After September 23, 2016

Agreement to Acquire Certain Assets of Implant Sciences. On October 10, 2016, the Company entered into an asset purchase agreement (APA) to acquire the explosives trace detection (ETD) business of Implant Sciences Corporation (Implant) at a future date for a purchase price of $118 million, in addition to the assumption of specified liabilities. The Company intends to finance the asset purchase with cash on hand. Implant filed for bankruptcy protection pursuant to Chapter 11 of the U.S. Bankruptcy Code on October 10, 2016. Accordingly, the completion of this sale transaction is subject to approval by the U.S. Bankruptcy Court. Pursuant to the terms of the APA, the Company will be, subject to U.S. Bankruptcy Court approval, entitled to a breakup fee and expense reimbursement if it does not prevail as the successful bidder after concluding a bankruptcy auction process.

Micreo Limited and Aerosim Acquisitions. On September 30, 2016, the Company acquired Micreo Limited (Micreo) and Flight Training Acquisitions LLC (Aerosim), in separate transactions, for an aggregate purchase price of approximately $82 million, which was financed with cash on hand. The final purchase prices are subject to customary adjustments for final working capital. Micreo specializes in solutions that utilize high-performance microwave, millimeter wave and photonic technology that complements the Company’s wide range of sensor products and is expected to strengthen the development of the Company’s future products in the higher Electronic Warfare (EW) radio frequency (RF) bandwidth. Micreo currently supports a variety of airborne, land and security programs in Australia. Aerosim provides innovative, portable and flexible pilot and maintenance technician training products and provides a flight school for prospective airline pilots. Aerosim’s commercial training capabilities are complementary to those offered by L-3 Commercial Training Solutions.

Unaudited Pro Forma Statements of Operations Data

The following unaudited pro forma Statements of Operations data present the combined results of the Company and its business acquisitions completed during the year-to-date period ended September 23, 2016 and the year ended December 31, 2015, assuming that the business acquisitions completed during these periods had occurred on January 1, 2015.

	Third Quarter Ended		Year-to-Date Ended
	September 23, 2016	September 25, 2015	September 23, 2016	September 25, 2015
	(in millions, except per share data)
Pro forma net sales	$2,505	$2,577	$7,522	$7,661
Pro forma income from continuing operations attributable to L-3	148	127	458	350
Pro forma net income (loss) attributable to L-3	148	(297)	521	(66)
Pro forma diluted earnings per share from continuing operations	1.88	1.56	5.82	4.23
Pro forma diluted earnings (loss) per share	1.88	(3.66)	6.62	(0.80)

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed these acquisitions on January 1, 2015.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

6.  Contracts in Process

The components of contracts in process are presented in the table below.

	September 23, 2016	December 31, 2015
	(in millions)
Unbilled contract receivables, gross	$2,180	$2,097
Unliquidated progress payments	(886)	(869)

Unbilled contract receivables, net	1,294	1,228

Inventoried contract costs, gross	1,165	975
Unliquidated progress payments	(194)	(122)

Inventoried contract costs, net	971	853

Total contracts in process	$2,265	$2,081

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

	Third Quarter Ended		Year-to-Date Ended
	September 23, 2016	September 25, 2015	September 23, 2016	September 25, 2015
	(in millions)
Amounts included in inventoried contract costs at beginning of the period	$163	$126	$137	$117
Contract costs incurred:
IRAD and B&P	76	69	213	204
Other G&A	201	217	611	611

Total	277	286	824	815

Amounts charged to cost of sales	(270)	(267)	(791)	(787)

Amounts included in inventoried contract costs at end of the period	$170	$145	$170	$145

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

	Third Quarter Ended		Year-to-Date Ended
	September 23, 2016	September 25, 2015	September 23, 2016	September 25, 2015
	(in millions)
Selling, general and administrative expenses	$53	$53	$164	$200
Research and development expenses	16	13	40	38

Total	$69	$66	$204	$238

7.  Inventories

Inventories at Lower of Cost or Market. The table below presents the components of inventories at the lower of cost (first-in, first-out or average cost) or realizable value.

	September 23, 2016	December 31, 2015
	(in millions)
Raw materials, components and sub-assemblies	$186	$164
Work in process	107	103
Finished goods	68	66

Total	$361	$333

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

	Electronic Systems	Aerospace Systems	Communication Systems	Consolidated Total
	(in millions)
Goodwill	$3,994	$1,691	$1,038	$6,723
Accumulated impairment losses	(69)	(338)	(35)	(442)

Balance at December 31, 2015	3,925	1,353	1,003	6,281

Business acquisitions(1)	2	—	20	22
Foreign currency translation adjustments(2)	(31)	12	—	(19)

Balance at September 23, 2016	$3,896	$1,365	$1,023	$6,284

Goodwill	$3,965	$1,703	$1,058	$6,726
Accumulated impairment losses	(69)	(338)	(35)	(442)

	$3,896	$1,365	$1,023	$6,284

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

(1)

The net increase in goodwill for the Electronic Systems segment was due to the final purchase price allocations for the ForceX, Inc. and CTC Aviation Group business acquisitions. The increase in goodwill for the Communication Systems segment was due to the ATM, Inc. business acquisition.

(2)

The decrease in goodwill presented in the Electronic Systems segment was due to the strengthening of the U.S. dollar against the British pound, partially offset by the weakening of the U.S. dollar against the Canadian dollar and the Euro during the year-to-date period ended September 23, 2016. The increase in goodwill presented in the Aerospace Systems segment was due to the weakening of the U.S. dollar against the Canadian dollar during the year-to-date period ended September 23, 2016.

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

		September 23, 2016			December 31, 2015
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in millions)
Customer contractual relationships	17	$376	$263	$113	$370	$246	$124
Technology	11	158	99	59	156	91	65
Other	18	21	12	9	21	11	10

Total	15	$555	$374	$181	$547	$348	$199

The table below presents amortization expense recorded by the Company for its identifiable intangible assets.

	Third Quarter Ended		Year-to-Date Ended
	September 23, 2016	September 25, 2015	September 23, 2016	September 25, 2015
	(in millions)
Amortization expense	$9	$9	$26	$26

Based on gross carrying amounts at September 23, 2016, the Company’s estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2016 through 2020 is presented in the table below.

	Year Ending December 31,
	2016	2017	2018	2019	2020
	(in millions)
Estimated amortization expense	$35	$32	$27	$24	$20

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

9.  Other Current Liabilities and Other Liabilities

The table below presents the components of other current liabilities.

	September 23, 2016	December 31, 2015
	(in millions)
Other Current Liabilities:
Estimated costs in excess of estimated contract value to complete contracts in process in a loss position	$84	$82
Accrued product warranty costs	73	70
Accrued interest	43	45
Deferred revenues	39	32
Accruals for pending and threatened litigation (see Note 18)	15	6
Product returns allowance (see Note 2)	8	20
Other	142	139

Total other current liabilities	$404	$394

The table below presents the components of other liabilities.

	September 23, 2016	December 31, 2015
	(in millions)
Other Liabilities:
Non-current income taxes payable (see Note 11)	$117	$161
Deferred compensation	48	45
Accrued product warranty costs	36	35
Accrued workers’ compensation	34	38
Notes payable and capital lease obligations	11	10
Other	80	79

Total other liabilities	$326	$368

The table below presents the changes in the Company’s accrued product warranty costs.

	Year-to-Date Ended
	September 23, 2016	September 25, 2015
	(in millions)
Accrued product warranty costs:(1)
Balance at January 1	$105	$93
Acquisitions during the period	—	1
Accruals for product warranties issued during the period	38	46
Settlements made during the period	(33)	(46)
Foreign currency translation adjustments	(1)	(1)

Balance at end of period	$109	$93

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

10.  Debt

The components of debt and a reconciliation to the carrying amount of current and long-term debt are presented in the table below.

	September 23, 2016	December 31, 2015
	(in millions)
L-3 Communications:
Borrowings under Amended and Restated Revolving Credit Facility(1)	$—	$—
3.95% Senior Notes due 2016	200	500
1.50% Senior Notes due 2017	350	350
5.20% Senior Notes due 2019	1,000	1,000
4.75% Senior Notes due 2020	800	800
4.95% Senior Notes due 2021	650	650
3.95% Senior Notes due 2024	350	350

Principal amount of long-term debt	3,350	3,650
Unamortized discounts	(6)	(8)
Deferred debt issue costs	(13)	(18)

Carrying amount of long-term debt	3,331	3,624
Current portion of long-term debt	(549)	(499)

Carrying amount of long-term debt, excluding current portion	$2,782	$3,125

(1)

During the year-to-date period ended September 23, 2016, L-3 Communications’ aggregate borrowings and repayments under the Credit Facility were each $335 million. At September 23, 2016, L-3 Communications had the full availability of its $1 billion Credit Facility, which expires on February 3, 2017.

On March 24, 2016, the Company initiated a redemption of $300 million aggregate principal amount of its $500 million 3.95% Senior Notes due November 15, 2016 (the 2016 Notes). The redemption price was determined on May 17, 2016 at 101.475% of the principal amount thereof (Redemption Price). Interest on the 2016 Notes redeemed ceased to accrue on and after May 20, 2016 (Redemption Date) and the only remaining right of holders of such 2016 Notes was to receive payment of the Redemption Price and accrued interest. On May 20, 2016, the Company completed the partial redemption and recognized a debt retirement charge of $5 million. Following the partial redemption of the 2016 Notes, $200 million aggregate principal amount of the 2016 Notes remain outstanding.

In April 2015, the FASB issued ASU 2015-03 which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability. The Company adopted this standard during the first quarter of 2016.

11.  Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction, which is the Company’s primary tax jurisdiction, and various state and foreign jurisdictions. At September 23, 2016, the

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

statutes of limitations for the Company’s U.S. Federal income tax returns for the years ended December 31, 2010 through 2015 were open. The U.S. Internal Revenue Service (IRS) commenced an audit of the Company’s U.S. Federal income tax return for 2012. The Company cannot predict the outcome of the audit at this time.

The effective income tax rate for the year-to-date period ended September 23, 2016 decreased to 21.7% from 22.9% for the year-to-date period ended September 25, 2015. The year-to-date period ended September 23, 2016 includes: (1) a benefit from the reinstatement of the Federal Research and Experimentation tax credit, (2) tax benefits of $21 million for the reversal of previously accrued amounts related to various U.S. Federal, foreign and state tax matters and (3) $16 million due to the early adoption of a new accounting standard related to income tax benefits from employee stock-based compensation awards (see Note 3). The year-to-date period ended September 25, 2015 included $36 million of tax benefits, including: (1) $17 million related to a legal restructuring of the Company’s foreign entities, (2) $10 million related to the resolution of various outstanding income tax matters with U.S. and foreign tax authorities, and (3) $9 million primarily associated with the release of valuation allowance for certain deferred tax assets. As of September 23, 2016, the Company anticipates that unrecognized tax benefits will decrease by approximately $6 million over the next 12 months due to the potential resolution of unrecognized tax benefits involving several jurisdictions and tax periods. The actual amount of the decrease over the next 12 months could vary significantly depending on the ultimate timing and nature of any settlements.

Current and non-current income taxes payable include accrued potential interest of $10 million ($6 million after income taxes) at September 23, 2016 and $18 million ($11 million after income taxes) at December 31, 2015, and potential penalties of $8 million at September 23, 2016 and $9 million at December 31, 2015.

12.  Accumulated Other Comprehensive (Loss) Income (AOCI)

The changes in the AOCI balances, including amounts reclassified from AOCI into net income, are presented in the table below.

	Foreign currency translation	Unrealized (losses) gains on hedging instruments	Unrecognized losses and prior service cost, net	Total accumulated other comprehensive loss
	(in millions)
Balance at December 31, 2015	$(101)	$(8)	$(465)	$(574)
Other comprehensive (loss) income before reclassifications, net of tax	(27)	2	—	(25)
Amounts reclassified from AOCI, net of tax	—	8	24	32

Net current period other comprehensive income	(27)	10	24	7

Balance at September 23, 2016	$(128)	$2	$(441)	$(567)

Balance at December 31, 2014	$19	$(5)	$(598)	$(584)
Other comprehensive loss before reclassifications, net of tax	(125)	(13)	—	(138)
Amounts reclassified from AOCI, net of tax	41	10	41	92

Net current period other comprehensive (loss) income	(84)	(3)	41	(46)

Balance at September 25, 2015	$(65)	$(8)	$(557)	$(630)

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

Further details regarding the amounts reclassified from AOCI into net income are presented in the table below.

	Amount Reclassified from AOCI(a)				Affected Line Item in the Unaudited Condensed Consolidated Statements of Operations
	Third Quarter Ended		Year-to-Date Ended
Details About AOCI Components	September 23, 2016	September 25, 2015	September 23, 2016	September 25, 2015
	(in millions)
Foreign currency translation adjustment:
MSI divestiture	$—	$—	$—	$(41)	Loss related to business divestitures

	—	—	—	(41)	Income from continuing operations before income taxes
	—	—	—	—	Provision for income taxes

	$—	$—	$—	$(41)	Income from continuing operations

Loss on hedging instruments:
MSI divestiture	$—	$—	$—	$(2)	Loss related to business divestitures
Other	(4)	(4)	(8)	(10)	Cost of sales-products

	(4)	(4)	(8)	(12)	Income from continuing operations before income taxes
	—	—	—	2	Provision for income taxes

	$(4)	$(4)	$(8)	$(10)	Income from continuing operations

Amortization of defined benefit pension items:
MSI divestiture	$—	$—	$—	$(14)	Loss related to business divestitures
Net loss	(12)	(17)	(37)	(50)	(b)

	(12)	(17)	(37)	(64)	Income from continuing operations before income taxes
	4	7	13	23	Provision for income taxes

	$(8)	$(10)	$(24)	$(41)	Income from continuing operations

Total reclassification for the period	$(12)	$(14)	$(32)	$(92)	Income from continuing operations

(a)	Amounts in parenthesis indicate charges to the unaudited condensed consolidated statements of operations.

(b)	Amounts related to pension and postretirement benefit plans were reclassified from AOCI and recorded as a component of net periodic benefit cost (see Note 19 for additional information).

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

13.  Equity

On December 4, 2014, L-3 Holdings’ Board of Directors approved a share repurchase program that authorizes L-3 Holdings to repurchase up to $1.5 billion of its common stock through June 30, 2017. Repurchases of L-3 Holdings’ common stock are made from time to time at management’s discretion in accordance with applicable U.S. Federal securities laws. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including, but not limited to, the Company’s financial position, earnings, legal requirements, other investment opportunities (including acquisitions) and market conditions. L-3 Holdings repurchased 2,677,840 shares of its common stock at an average price of $121.58 per share for an aggregate amount of $326 million from January 1, 2016 through September 23, 2016. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares.

At September 23, 2016, the remaining dollar value of authorization under the December 4, 2014 share repurchase program was $480 million.

From September 24, 2016 through October 21, 2016, L-3 Holdings repurchased 112,846 shares of its common stock at an average price of $150.63 per share for an aggregate amount of $17 million.

On June 21, 2016, L-3 Holdings’ Board of Directors declared a cash dividend of $0.70 per share, paid on September 15, 2016 to shareholders of record at the close of business on August 17, 2016. During the year-to-date period ended September 23, 2016, the Company paid $166 million of cash dividends, including a $1 million net reduction of previously accrued dividends for employee held stock awards.

On October 18, 2016, L-3 Holdings’ Board of Directors declared a quarterly cash dividend of $0.70 per share, payable on December 15, 2016 to shareholders of record at the close of business on November 17, 2016.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

14.  L-3 Holdings’ Earnings Per Common Share

A reconciliation of basic and diluted earnings per share (EPS) is presented in the table below.

	Third Quarter Ended		Year-to-Date Ended
	September 23, 2016	September 25, 2015	September 23, 2016	September 25, 2015

	(in millions, except per share data)
Reconciliation of net income (loss):
Net income (loss)	$151	$(296)	$532	$(63)
Net income from continuing operations attributable to noncontrolling interests	(3)	(3)	(10)	(11)

Net income (loss) attributable to L-3 Holdings’ common shareholders	$148	$(299)	$522	$(74)

Earnings (loss) attributable to L-3 Holdings’ common shareholders:
Continuing operations	$148	$125	$459	$342
Discontinued operations, net of income tax	—	(424)	63	(416)

Net income (loss) attributable to L-3 Holdings’ common shareholders	$148	$(299)	$522	$(74)

Earnings (loss) per share attributable to L-3 Holdings’ common shareholders:
Basic:
Weighted average common shares outstanding	77.3	80.0	77.4	81.5

Basic earnings (loss) per share:
Continuing operations	$1.91	$1.56	$5.93	$4.19
Discontinued operations, net of income tax	—	(5.30)	0.81	(5.10)

Net income (loss)	$1.91	$(3.74)	$6.74	$(0.91)

Diluted:
Common and potential common shares:
Weighted average common shares outstanding	77.3	80.0	77.4	81.5
Assumed exercise of stock options	3.0	2.2	2.5	2.4
Unvested restricted stock awards	1.0	1.2	1.0	1.3
Employee stock purchase plan contributions	0.1	0.2	0.1	0.1
Performance unit awards	0.1	0.1	0.1	0.1
Assumed purchase of common shares for treasury	(2.7)	(2.5)	(2.4)	(2.7)

Common and potential common shares	78.8	81.2	78.7	82.7

Diluted earnings (loss) per share:
Continuing operations	$1.88	$1.54	$5.83	$4.14
Discontinued operations, net of income tax	—	(5.22)	0.80	(5.03)

Net income (loss)	$1.88	$(3.68)	$6.63	$(0.89)

The computation of diluted EPS excludes shares for stock options and employee stock purchase plan contributions of 0.6 million for the year-to-date period ended September 23, 2016, and 0.9 million and 0.6 million for the quarterly and year-to-date periods ended September 25, 2015, respectively, as they were anti-dilutive.

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

	September 23, 2016			December 31, 2015
Description	Level 1(1)	Level 2(2)	Level 3(3)	Level 1(1)	Level 2(2)	Level 3(3)
	(in millions)
Assets
Cash equivalents	$128	$—	$—	$187	$—	$—
Derivatives (foreign currency forward contracts)	—	9	—	—	2	—

Total assets	$128	$9	$—	$187	$2	$—

Liabilities
Derivatives (foreign currency forward contracts)	$—	$8	$—	$—	$16	$—

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

16.  Financial Instruments

At September 23, 2016 and December 31, 2015, the Company’s financial instruments consisted primarily of cash and cash equivalents, billed receivables, trade accounts payable, Senior Notes and foreign currency forward contracts. The carrying amounts of cash and cash equivalents, billed receivables and trade accounts payable are representative of their respective fair values because of the short-term maturities or the expected settlement dates of these instruments. The carrying amounts and estimated fair values of the Company’s other financial instruments are presented in the table below.

	September 23, 2016		December 31, 2015
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in millions)
Senior Notes(1)	$3,331	$3,610	$3,624	$3,754
Foreign currency forward contracts(2)	1	1	(14)	(14)

(1)	The Company measures the fair value of its Senior Notes using Level 2 inputs based primarily on current market yields for its existing debt traded in the secondary market.

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

Foreign Currency Forward Contracts. The Company’s U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors that are denominated in currencies other than their functional currencies. To protect the functional currency equivalent cash flows associated with certain of these contracts, the Company enters into foreign currency forward contracts. The Company’s activities involving foreign currency forward contracts are designed to hedge the changes in the functional currency equivalent cash flows due to movements in foreign exchange rates compared to the functional currency. The foreign currencies hedged are primarily the Canadian dollar, the U.S. dollar, the Euro and the British pound. The Company manages exposure to counterparty non-performance credit risk by entering into foreign currency forward contracts only with major financial institutions that are expected to fully perform under the terms of such contracts. Foreign currency forward contracts are recorded in the Company’s condensed consolidated balance sheets at fair value and are generally designated and accounted for as cash flow hedges in accordance with the accounting standards for derivative instruments and hedging activities. Gains and losses on designated foreign currency forward contracts that are highly effective in offsetting the corresponding change in the cash flows of the hedged transactions are recorded net of income taxes in AOCI and then recognized in income when the underlying hedged transaction affects income. Gains and losses on foreign currency forward contracts that do not meet hedge accounting criteria are recognized in income immediately. Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. The table below presents the notional amounts of the Company’s outstanding foreign currency forward contracts by currency at September 23, 2016.

Currency	Notional Amounts
(in millions)
Canadian dollar	$128
U.S. dollar	69
Euro	42
British pound	5
Other	13

Total	$257

At September 23, 2016, the Company’s foreign currency forward contracts had maturities through 2020.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

The table below presents the location of the Company’s derivative instruments recorded at fair value on the condensed consolidated balance sheets.

	September 23, 2016				December 31, 2015
	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities	Other Current Assets	Other Assets	Other Current Liabilities	Other Liabilities

	(in millions)
Derivatives designated as hedging instruments:
Foreign currency forward contracts(1)	$7	$2	$8	$—	$1	$1	$15	$1

Total derivative instruments	$7	$2	$8	$—	$1	$1	$15	$1

(1)	See Note 15 for a description of the fair value hierarchy related to the Company’s foreign currency forward contracts.

The effects from foreign currency forward contracts on the unaudited condensed consolidated statements of operations were pre-tax losses of $4 million for each of the quarterly periods ended September 23, 2016 and September 25, 2015, and $8 million and $12 million for the year-to-date periods ended September 23, 2016 and September 25, 2015, respectively. At September 23, 2016, the estimated net amount of existing losses that are expected to be reclassified into income within the next 12 months is $1 million.

18.  Commitments and Contingencies

Procurement Regulations

A substantial majority of the Company’s revenues are generated from providing products and services under legally binding agreements or contracts with the U.S. Government, foreign government customers and state and local governments. U.S. Government contracts are subject to extensive legal and regulatory requirements, and, from time to time, agencies of the U.S. Government investigate whether such contracts were and are being conducted in accordance with these requirements. The Company is currently cooperating with the U.S. Government on several investigations from which civil, criminal or administrative proceedings have or could result and give rise to fines, penalties, compensatory and treble damages, restitution and/or forfeitures, including investigations into the pricing of certain contracts entered into by the Communication Systems segment. The Company does not currently anticipate that any of these investigations will have a material adverse effect, individually or in the aggregate, on its consolidated financial position, results of operations or cash flows. However, under U.S. Government regulations, an indictment of the Company by a federal grand jury, or an administrative finding against the Company as to its present responsibility to be a U.S. Government contractor or subcontractor, could result in the Company being suspended for a period of time from eligibility for awards of new government contracts or task orders or in a loss of export privileges. A conviction, or an administrative finding against the Company that satisfies the requisite level of seriousness, could result in debarment from contracting with the federal government for a specified term. In addition, all of the Company’s U.S. Government contracts: (1) are subject to audit and various pricing and cost controls, (2) include standard provisions for termination for the convenience of the U.S. Government or for default and (3) are subject to cancellation if funds for contracts become unavailable. Foreign government contracts generally include comparable provisions relating to terminations for convenience or default, as well as other procurement clauses relevant to the foreign government.

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

In accordance with the accounting standard for contingencies, the Company records a liability when management believes that it is both probable that a liability has been incurred and the Company can reasonably estimate the amount of the loss. Generally, the loss is recorded at the amount the Company expects to resolve the liability. The estimated amounts of liabilities recorded for pending and threatened litigation are disclosed in Note 9. Amounts recoverable from insurance contracts or third parties are recorded as assets when deemed probable. At September 23, 2016, the Company did not record any amounts for recoveries from insurance contracts or third parties in connection with the amount of liabilities recorded for pending and threatened litigation. Legal defense costs are expensed as incurred. The Company believes it has recorded adequate provisions for its litigation matters. The Company reviews these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. While it is reasonably possible that an unfavorable outcome may occur in one or more of the following matters, unless otherwise stated below, the Company believes that it is not probable that a loss has been incurred in any of these matters. With respect to the litigation matters below for which it is reasonably possible that an unfavorable outcome may occur, an estimate of loss or range of loss is disclosed when such amount or amounts can be reasonably estimated. Although the Company believes that it has valid defenses with respect to legal matters and investigations pending against it, the results of litigation can be difficult to predict, particularly those involving jury trials. Therefore, it is possible that one or more of the following or other contingencies could have a material impact on the financial position, results of operations or cash flows of the Company in future periods.

EoTech Class Actions. In December 2015 and February 2016, three putative class action complaints against the Company were filed in the United States District Court for the Western District of Missouri and the United States District Court of the District of Oregon. In March 2016, two additional putative class action complaints were filed in the United States District Court for the Eastern District of Michigan, which assert similar claims against the Company. In August of 2016, all five cases were consolidated into a single, putative class action in the United States District Court for the Western District of Missouri. The complaints allege that the Company’s EoTech business unit knowingly sold defective holographic weapons sights, and seek monetary damages, pre- and post-judgment interest, and fees and expenses based on claims including breach of warranty, fraud, violation of state consumer protection statutes and unjust enrichment. In October 2016, the parties reached a settlement in principle to resolve the allegations in these cases. The proposed settlement is subject to court approval. The anticipated costs of this settlement are reflected in the Company’s financial results.

Securities Class Action. In August 2014, three separate, putative class actions were filed in the United States District Court for the Southern District of New York (the District Court) against the Company and certain of its officers. These cases were consolidated into a single action on October 24, 2014. A consolidated amended complaint was filed in the District Court on December 22, 2014, which was further amended and restated on March 13, 2015. The complaint alleges violations of federal securities laws related to misconduct and accounting errors identified by the Company at its Aerospace Systems segment, and seeks monetary damages, pre- and post-

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

judgment interest, and fees and expenses. On March 30, 2016, the District Court dismissed with prejudice all claims against the Company’s officers and allowed the claim against the Company to proceed to discovery. Discovery has commenced. On June 30, 2016, the plaintiffs filed a motion for class certification, which is pending before the District Court. The Company believes the suit lacks merit and intends to defend itself vigorously. The Company is unable to reasonably estimate any amount or range of loss, if any, that may be incurred in connection with this matter because the proceedings are in their early stages.

Government Inquiries. On July 30, 2014, the Company voluntarily contacted the SEC to report information concerning its internal review related to misconduct and accounting errors identified by the Company at its Aerospace Systems segment. The Company has received requests for interviews of current and former employees, and subpoenas for documents and other materials from the SEC and the Department of Justice concerning these self-reported matters. The Company is fully cooperating with both agencies and is currently in discussions with the government regarding a possible settlement. The Company does not currently believe that any such settlement will have a material financial impact on its financial position, results of operations or cash flows in future periods.

401(k) Plan Class Action. On June 24, 2016, a putative class action was filed in the United States District Court for the Southern District of New York on behalf of participants in and beneficiaries of a Company-sponsored 401(k) plan. An amended complaint was filed on September 29, 2016. As amended, the complaint alleges that certain of the Company’s officers breached fiduciary duties owed under the Employee Retirement Income Security Act by making the Company’s stock available as an investment alternative under the plan during a period prior to the disclosure of misconduct and accounting errors identified by the Company at its Aerospace Systems segment. The complaint seeks, among other things, monetary damages, equitable relief, pre-judgment interest, and fees and expenses. The Company believes the suit lacks merit and intends to defend against it vigorously. The Company is unable to reasonably estimate any amount or range of loss, if any, that may be incurred in connection with this matter because the proceedings are in their early stages.

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

19.  Pension and Other Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s pension and other postretirement benefit plans.

	Pension Plans				Postretirement Benefit Plans
	Third Quarter Ended		Year-to-Date Ended		Third Quarter Ended		Year-to-Date Ended
	September 23, 2016	September 25, 2015	September 23, 2016	September 25, 2015	September 23, 2016	September 25, 2015	September 23, 2016	September 25, 2015

	(in millions)
Components of net periodic benefit cost:
Service cost	$25	$29	$80	$93	$—	$—	$1	$2
Interest cost	32	38	101	112	1	1	4	5
Expected return on plan assets	(47)	(51)	(149)	(155)	(1)	(1)	(3)	(3)
Amortization of prior service costs (credits)	—	—	—	1	—	—	(1)	(2)
Amortization of net loss (gains)	13	17	39	51	(1)	—	(1)	—
Curtailment loss	—	3	—	3	—	—	—	—

Net periodic benefit cost	$23	$36	$71	$105	$(1)	$—	$—	$2

Contributions. The Company contributed cash of $49 million to its pension plans and $4 million to its other postretirement benefit plans during the year-to-date period ended September 23, 2016. The Company expects to contribute an additional $51 million to its pension plans and $6 million to its other postretirement benefit plans during the remainder of 2016.

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

During the year-to-date period ended September 23, 2016, the Company granted stock-based compensation under the 2008 LTPP in the form of stock options, restricted stock units and performance units. The stock-based compensation awards granted during the year-to-date period ended September 23, 2016 are further discussed below.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

Stock Options. The Company granted 617,575 stock options with a weighted average exercise price of $116.68 per option, which was equal to the closing price of L-3 Holdings’ common stock on the date of grant. The options expire after 10 years from the date of grant and vest ratably over a three-year period on the annual anniversary of the date of grant. The options granted to our Chairman and Chief Executive Officer are also subject to performance-based vesting conditions. The weighted average grant date fair value for the options of $15.90 per option was estimated using the Black-Scholes option-pricing model. The weighted average assumptions used in the valuation model for this grant are presented in the table below.

Expected holding period (in years)	5.0
Expected volatility	21.3%
Expected dividend yield	2.8%
Risk-free interest rate	1.1%

Restricted Stock Units. The Company granted 394,086 restricted stock units with a weighted average grant date fair value of $116.72 per share. Restricted stock units typically vest three years after the grant date for employees and one year after the grant date for non-employee directors, or if earlier, on the date of the first annual stockholders meeting held after the grant date. The restricted stock units automatically convert into shares of L-3 Holdings’ common stock upon vesting.

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

21.  Supplemental Cash Flow Information

	Year-to-Date Ended
	September 23, 2016	September 25, 2015
	(in millions)
Interest paid on outstanding debt	$120	$127
Income tax payments	85	114
Income tax refunds	4	6

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

22.  Segment Information

The Company has three reportable segments, which are described in Note 1. The Company evaluates the performance of its operating segments and reportable segments based on their sales, operating income and operating margin. Corporate expenses are allocated to the Company’s operating segments using an allocation methodology prescribed by U.S. Government regulations for government contractors. Accordingly, segment results include all costs and expenses, except for goodwill impairment charges, gains or losses related to business divestitures, and certain other items that are excluded by management for purposes of evaluating the operating performance of the Company’s business segments. Certain corporate expenses of $4 million and $11 million for the quarterly and year-to-date periods ended September 25, 2015, respectively, that had previously been allocated to the NSS business were retained by the Company and were allocated to L-3’s three reportable segments.

The tables below present net sales, operating income (loss), depreciation and amortization and total assets by reportable segment.

	Third Quarter Ended		Year-to-Date Ended
	September 23, 2016	September 25, 2015	September 23, 2016	September 25, 2015
	(in millions)
Net Sales:
Electronic Systems	$1,024	$1,023	$2,970	$3,138
Aerospace Systems	1,012	1,068	3,167	3,092
Communication Systems	509	518	1,485	1,490
Elimination of intercompany sales	(40)	(45)	(100)	(125)

Consolidated total	$2,505	$2,564	$7,522	$7,595

Operating Income:
Electronic Systems	$119	$121	$339	$352
Aerospace Systems	56	102	232	144
Communication Systems	40	52	143	139

Segment total	215	275	714	635
Loss related to business divestitures(1)	—	(9)	—	(29)
Goodwill impairment charges(2)	—	(35)	—	(35)

Consolidated total	$215	$231	$714	$571

Depreciation and amortization:
Electronic Systems	$26	$26	$78	$81
Aerospace Systems	13	13	40	37
Communication Systems	12	12	35	37

Consolidated total	$51	$51	$153	$155

(1)	See Note 5 for information regarding the Company’s business divestitures.

(2)

Represents non-cash goodwill impairment charges recorded during 2015 related to a business retained by L-3 in connection with the sale of the NSS business. See Note 6 to the audited consolidated financial statements for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K for additional information.

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

	September 23, 2016	December 31, 2015
	(in millions)
Total Assets:
Electronic Systems	$6,636	$6,426
Aerospace Systems	2,704	2,630
Communication Systems	2,113	1,984
Corporate	358	363
Assets of discontinued operations	—	664

Consolidated total	$11,811	$12,067

23.  Employee Severance and Termination Costs

Consistent with the Company’s strategy to continuously improve its cost structure and right-size its businesses, especially in view of U.S. defense budget constraints, L-3 is completing employment reduction actions across several of its businesses to reduce both direct and indirect costs, including overhead and general and administrative costs. As a result of these initiatives and due to the impact of U.S. defense budget constraints at certain affected business units, the Company recorded a total of $5 million and $11 million of employee severance and other termination costs, with respect to approximately 600 employees, during the quarterly and year-to-date periods ended September 23, 2016, respectively. During the year ended December 31, 2015, the Company recorded a total of $18 million of employee severance and other termination costs with respect to approximately 800 employees. Employee severance and other termination costs are reported within cost of sales on the unaudited condensed consolidated statements of operations. The remaining balance to be paid in connection with these initiatives was $8 million at September 23, 2016 and $9 million at December 31, 2015, which is expected to be paid primarily by the second quarter of 2017. Employee severance and other termination costs incurred by reportable segment are presented in the table below.

	Third Quarter Ended		Year-to-Date Ended
	September 23, 2016	September 25, 2015	September 23, 2016	September 25, 2015
	(in millions)
Reportable Segment
Electronic Systems	$3	$2	$7	$4
Aerospace Systems	1	1	1	3
Communication Systems	1	1	3	3

Consolidated	$5	$4	$11	$10

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
	(in millions)
Condensed Combining Balance Sheets:
At September 23, 2016:
Current assets:
Cash and cash equivalents	$—	$188	$—	$239	$(16)	$411
Billed receivables, net	—	319	277	216	—	812
Contracts in process	—	959	1,053	253	—	2,265
Other current assets	—	273	139	109	—	521

Total current assets	—	1,739	1,469	817	(16)	4,009
Goodwill	—	2,338	2,973	973	—	6,284
Other assets	—	765	490	263	—	1,518
Investment in and amounts due from consolidated subsidiaries	4,568	5,368	4,433	—	(14,369)	—

Total assets	$4,568	$10,210	$9,365	$2,053	$(14,385)	$11,811

Current portion of long-term debt	$—	$549	$—	$—	$—	$549
Current liabilities	—	892	856	469	(16)	2,201
Amounts due to consolidated subsidiaries	—	—	—	159	(159)	—
Other long-term liabilities	—	1,419	191	29	—	1,639
Long-term debt	—	2,782	—	—	—	2,782

Total liabilities	—	5,642	1,047	657	(175)	7,171

L-3 shareholders’ equity	4,568	4,568	8,318	1,396	(14,282)	4,568
Noncontrolling interests	—	—	—	—	72	72

Total equity	4,568	4,568	8,318	1,396	(14,210)	4,640

Total liabilities and equity	$4,568	$10,210	$9,365	$2,053	$(14,385)	$11,811

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

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Statements of Operations:
For the quarter ended September 23, 2016:
Total net sales	$—	$877	$1,258	$444	$(74)	$2,505
Total cost of sales	(15)	(801)	(1,182)	(381)	89	(2,290)

Operating (loss) income	(15)	76	76	63	15	215
Interest expense	—	(40)	—	(1)	—	(41)
Interest and other income, net	—	4	—	2	—	6

(Loss) income from continuing operations before income taxes	(15)	40	76	64	15	180
Benefit (provision) for income taxes	2	(7)	(12)	(10)	(2)	(29)
Equity in net income of consolidated subsidiaries	161	115	—	—	(276)	—

Net income	148	148	64	54	(263)	151
Net income attributable to noncontrolling interests	—	—	—	—	(3)	(3)

Net income attributable to L-3	$148	$148	$64	$54	$(266)	$148

Comprehensive income attributable to L-3	$125	$125	$64	$24	$(213)	$125

For the quarter ended September 25, 2015:
Total net sales	$—	$873	$1,334	$443	$(86)	$2,564
Total cost of sales	(12)	(793)	(1,201)	(381)	98	(2,289)
Loss related to business divestitures	—	(8)	(1)	—	—	(9)
Goodwill impairment charges	—	—	(26)	(9)	—	(35)

Operating (loss) income	(12)	72	106	53	12	231
Interest expense	—	(43)	—	—	—	(43)
Interest and other income, net	—	2	—	1	—	3

(Loss) income from continuing operations before income taxes	(12)	31	106	54	12	191
Benefit (provision) for income taxes	4	(11)	(30)	(22)	(4)	(63)
Equity in net loss of consolidated subsidiaries	(291)	(319)	—	—	610	—

(Loss) income from continuing operations	(299)	(299)	76	32	618	128
Loss from discontinued operations, net of income tax	—	—	(424)	—	—	(424)

Net (loss) income	(299)	(299)	(348)	32	618	(296)
Net income attributable to noncontrolling interests	—	—	—	—	(3)	(3)

Net (loss) income attributable to L-3	$(299)	$(299)	$(348)	$32	$615	$(299)

Comprehensive loss attributable to L-3	$(351)	$(351)	$(354)	$(25)	$730	$(351)

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Statements of Operations:
For the year-to-date period ended September 23, 2016:
Total net sales	$—	$2,602	$3,817	$1,307	$(204)	$7,522
Total cost of sales	(34)	(2,343)	(3,545)	(1,124)	238	(6,808)

Operating (loss) income	(34)	259	272	183	34	714
Interest expense	—	(124)	—	(1)	—	(125)
Interest and other income, net	—	10	—	5	—	15
Debt retirement charge	—	(5)	—	—	—	(5)

(Loss) income from continuing operations before income taxes	(34)	140	272	187	34	599
Benefit (provision) for income taxes	7	(31)	(59)	(40)	(7)	(130)
Equity in net income of consolidated subsidiaries	549	413	—	—	(962)	—

Income from continuing operations	522	522	213	147	(935)	469
Income from discontinued operations, net of income tax	—	—	63	—	—	63

Net income	522	522	276	147	(935)	532
Net income attributable to noncontrolling interests	—	—	—	—	(10)	(10)

Net income attributable to L-3	$522	$522	$276	$147	$(945)	$522

Comprehensive income attributable to L-3	$529	$529	$287	$120	$(936)	$529

For the year-to-date period ended September 25, 2015:
Total net sales	$—	$2,548	$3,849	$1,423	$(225)	$7,595
Total cost of sales	(35)	(2,332)	(3,601)	(1,252)	260	(6,960)
(Loss) gain related to business divestitures	—	(13)	(29)	13	—	(29)
Goodwill impairment charges	—	—	(26)	(9)	—	(35)

Operating (loss) income	(35)	203	193	175	35	571
Interest expense	—	(123)	(1)	—	—	(124)
Interest and other income, net	—	9	—	2	—	11

(Loss) income from continuing operations before income taxes	(35)	89	192	177	35	458
Benefit (provision) for income taxes	8	(20)	(44)	(41)	(8)	(105)
Equity in net loss of consolidated subsidiaries	(47)	(143)	—	—	190	—

(Loss) income from continuing operations	(74)	(74)	148	136	217	353
Loss from discontinued operations, net of income tax	—	—	(416)	—	—	(416)

Net (loss) income	(74)	(74)	(268)	136	217	(63)
Net income attributable to noncontrolling interests	—	—	—	—	(11)	(11)

Net (loss) income attributable to L-3	$(74)	$(74)	$(268)	$136	$206	$(74)

Comprehensive (loss) income attributable to L-3	$(120)	$(120)	$(273)	$62	$331	$(120)

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
Condensed Combining Statements of Cash Flows
For the year-to-date period ended September 23, 2016:
Operating activities:
Net cash from operating activities	$492	$196	$301	$159	$(569)	$579

Investing activities:
Business acquisitions, net of cash acquired	—	(27)	—	—	—	(27)
Proceeds from sale of businesses, net of closing date cash balances	—	563	—	(2)	—	561
Investments in L-3 Communications	(52)	—	—	—	52	—
Other investing activities	—	(27)	(47)	(30)	—	(104)

Net cash (used in) from investing activities from continuing operations	(52)	509	(47)	(32)	52	430

Financing activities:
Redemption of senior notes	—	(298)	—	—	—	(298)
Common stock repurchased	(326)	—	—	—	—	(326)
Dividends paid on L-3 Holdings common stock	(166)	—	—	—	—	(166)
Dividends paid to L-3 Holdings	—	(492)	—	—	492	—
Investments from L-3 Holdings	—	52	—	—	(52)	—
Other financing activities	52	84	(198)	(50)	156	44

Net cash used in financing activities from continuing operations	(440)	(654)	(198)	(50)	596	(746)

Effect of foreign currency exchange rate changes on cash	—	—	—	(3)	—	(3)
Net decrease in cash and cash equivalents of discontinued operations	—	—	(56)	—	—	(56)

Net increase in cash	—	51	—	74	79	204
Cash and cash equivalents, beginning of the period	—	137	—	165	(95)	207

Cash and cash equivalents, end of the period	$—	$188	$—	$239	$(16)	$411

L-3 COMMUNICATIONS HOLDINGS, INC.

AND L-3 COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (continued)

	L-3 Holdings (Parent)	L-3 Communications	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated L-3
	(in millions)
For the year-to-date period ended September 25, 2015:
Operating activities:
Net cash from operating activities	$768	$370	$282	$65	$(888)	$597

Investing activities:
Business acquisitions, net of cash acquired	—	(260)	—	—	—	(260)
Proceeds from sale of business, net of closing date cash balance	—	4	27	277	—	308
Investments in L-3 Communications	(34)	—	—	—	34	—
Other investing activities	—	(62)	(42)	(26)	—	(130)

Net cash (used in) from investing activities from continuing operations	(34)	(318)	(15)	251	34	(82)

Financing activities:
Common stock repurchased	(605)	—	—	—	—	(605)
Dividends paid on L-3 Holdings common stock	(163)	—	—	—	—	(163)
Dividends paid to L-3 Holdings	—	(768)	—	—	768	—
Investments from L-3 Holdings	—	34	—	—	(34)	—
Other financing activities	34	491	(322)	(337)	167	33

Net cash used in financing activities from continuing operations	(734)	(243)	(322)	(337)	901	(735)

Effect of foreign currency exchange rate changes on cash	—	—	—	(14)	—	(14)
Net increase in cash and cash equivalents of discontinued operations	—	—	54	—	—	54
Change in cash balance in assets held for sale	—	—	1	60	—	61

Net (decrease) increase in cash	—	(191)	—	25	47	(119)
Cash and cash equivalents, beginning of the period	—	361	1	142	(62)	442

Cash and cash equivalents, end of the period	$—	$170	$1	$167	$(15)	$323

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

On December 7, 2015, we entered into a definitive agreement to sell our National Security Solutions (NSS) business to CACI International Inc. The transaction was completed on February 1, 2016. NSS provided cybersecurity solutions, high-performance computing, enterprise IT services, analytics and intelligence analysis to the DoD, U.S. Government intelligence agencies, federal civilian agencies and foreign governments. In accordance with Accounting Standards Update (ASU) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, the assets and liabilities and results of operations of NSS are reported as discontinued operations for all periods presented. Accordingly, all references made to financial data in this Quarterly Report on Form 10-Q are to L-3’s continuing operations, unless specifically noted.

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

On December 18, 2015, the President signed the Consolidated Appropriations Act of 2016, which funded the U.S. Government through September 30, 2016. On February 9, 2016, the Obama Administration submitted its FY 2017 DoD Proposed Budget Request (PBR). The total FY 2017 DoD budget request is $583 billion ($524 billion base budget, $59 billion OCO), which is substantially unchanged compared to the appropriated FY 2016 DoD budget. The FY 2017 PBR complies with the BBA. However, the FY 2017 DoD budget was not approved or appropriated by Congress before October 1, 2016 and FY 2017 began with a Continuing Resolution (CR) to fund the government through December 9, 2016. The CR will maintain funding at the current FY 2016 appropriated level resulting in a prohibition on new program starts and multi-year contract awards.

While the BBA provides a level of stability, future DoD budgets and spending levels are determined by a number of factors beyond our control, including changes to U.S. procurement policies, current and future domestic and international budget conditions, presidential administration priorities and changing national security and defense requirements. Furthermore, the U.S. Government’s overall fiscal challenges remain and we expect members of Congress and the Obama Administration to continue to discuss various options throughout the budget appropriations process for FY 2017, and we cannot predict the outcome of these efforts. We believe that L-3 will benefit from several of the DoD’s focus areas such as ISR, unmanned systems, undersea warfare, precision strike, secure communications, missile defense and space programs, electronic warfare, aircraft readiness and the ability to project power in denied environments. Uncertainties continue to exist regarding how sequestration cuts, which are scheduled to resume in FY 2018, will be implemented in DoD budgets and how they will affect L-3’s DoD business. (For more information on the risks and uncertainties related to our U.S. Government contracts, see “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015).

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

One of our primary business objectives is to increase sales organically and through select business acquisitions. We define organic sales growth as the increase or decrease in sales for the current period compared to the prior period, excluding sales in the: (1) current period from business acquisitions that are included in our actual results of operations for less than twelve months and (2) prior period from business divestitures that are included in our actual results of operations for the twelve-month period prior to the divestiture date. We expect to continue to supplement, strengthen and enhance our existing businesses by selectively acquiring businesses that: (1) add important new technologies and products, (2) provide access to select customers, programs and contracts and (3) provide attractive returns on investment. Another important financial performance measure that we use is operating margin, because sales growth combined with operating margin levels determine our operating income levels. Operating Cash Flow is also an important financial performance measure because Operating Cash Flow measures our ability to convert operating income into cash after paying income taxes and interest expenses and investing in working capital.

Sales Trend. For the quarter ended September 23, 2016 (2016 Third Quarter), consolidated net sales of $2,505 million decreased by $59 million, or 2%, compared to the quarter ended September 25, 2015 (2015 Third Quarter). Organic sales decreased by $65 million, or 2.5%, for the 2016 Third Quarter. Organic sales exclude $2 million of sales declines related to business divestitures and $8 million of sales increases related to business acquisitions.

For the year-to-date period ended September 23, 2016 (2016 Year-to-Date Period), consolidated net sales of $7,522 million decreased by $73 million, or 1%, compared to the year-to-date period ended September 25, 2015 (2015 Year-to-Date Period). Organic sales increased by $70 million, or 1%, for the 2016 Year-to-Date Period. Organic sales exclude $206 million of sales declines related to business divestitures and $63 million of sales increases related to business acquisitions. See “Results of Operations,” including segment results below for a further discussion of sales.

For the year ended December 31, 2015, our largest contract (revenue arrangement) in terms of annual sales was the Fort Rucker Maintenance Support contract with the U.S. Army Aviation and Missile Life Cycle Management Command (AMCOM), which is included in our Aerospace Systems segment. Under this contract, which generated approximately 5% of our sales in the 2016 Year-to-Date Period and 4% of our sales in 2015, we provide maintenance, logistics and other related sustainment support services for rotary wing aircraft assigned to Fort Rucker and satellite units in Alabama. Our period of performance, including unexercised annual options, continues through September 30, 2017. We expect the U.S. Army to re-compete this contract over the next year.

We derived approximately 67% of our 2015 sales from DoD customers and, as a result, our sales are highly correlated to DoD budget levels. DoD budgets are a function of several factors and uncertainties beyond our control, including, but not limited to, changes in U.S. procurement policies, budget considerations, current and future economic conditions, presidential administration priorities, U.S. military engagements, changing national security and defense requirements, geo-political developments, actual fiscal year congressional appropriations for defense budgets, and sequestration and other DoD budget reductions. Any of these factors could result in a significant increase, decrease or redirection of DoD budgets and impact L-3’s future results of operations, including our sales and operating income growth rates. Additionally, L-3’s future results of operations will be affected by our ability to retain our existing business, including our revenue arrangements with DoD customers, and to successfully re-compete for existing business and compete for new business, which largely depends on: (1) our successful performance on existing contracts, (2) the effectiveness and innovation of our technologies and research and development activities, (3) our ability to offer better program performance than our competitors at an affordable cost and (4) our ability to retain our employees and hire new ones, particularly those employees who have U.S. Government security clearances. We expect our 2016 consolidated sales to decline by approximately 2% compared to 2015, including an organic sales decline of 0.3%. We expect organic international sales to decline by approximately 12% due to the completion of certain contracts with foreign governments, and organic sales to the DoD and U.S. Government to increase by approximately 3%. We expect organic commercial sales to decline by approximately 1% primarily for commercial aviation products. See “Other Events” for information related to the MSI divestiture, which contributed approximately 2% of our consolidated sales in 2015.

Operating Income Trend. For the 2016 Third Quarter, our consolidated and segment operating income was $215 million and our consolidated operating margin was 8.6%. Our consolidated operating income and consolidated operating margin for the 2015 Third Quarter were impacted by a pre-tax goodwill impairment charge of $35 million and pre-tax losses of $9 million related to business divestitures, which are further discussed below. The pre-tax goodwill impairment charge and pre-tax losses related to business divestitures are excluded from segment operating income because they are excluded by management for purposes of evaluating the operating performance of our business segments. Our segment operating income decreased 22% compared to $275 million for the 2015 Third Quarter, and our segment operating income as a percentage of sales (segment operating margin) was 8.6% for the 2016 Third Quarter, a decrease of 210 basis points from 10.7% for the 2015 Third Quarter.

For the 2016 Year-to-Date Period, our consolidated and segment operating income was $714 million and our consolidated operating margin was 9.5%. Our consolidated operating income and consolidated operating margin for the 2015 Year-to-Date Period were reduced by a pre-tax goodwill impairment charge of $35 million and pre-tax losses of $29 million related to business divestitures. Our segment operating income increased 12% compared to $635 million for the 2015 Year-to-Date Period, and our segment operating margin was 9.5% for the 2016 Year-to-Date Period, an increase of 110 basis points from 8.4% for the 2015 Year-to-Date Period. See “Results of Operations”, including segment results below for a further discussion of operating margin.

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

Operating Cash Flow Trend. Operating Cash Flow of $579 million for the 2016 Year-to-Date Period decreased by $18 million compared to $597 million for the 2015 Year-to-Date Period. The decrease of Operating Cash Flow was due to higher uses of cash for working capital in the 2016 Year-to-Date Period compared to the 2015 Year-to-Date Period, primarily related to liquidations of advanced payments and billings in excess of costs incurred, partially offset by higher net income adjusted for non-cash expenses.

Business Divestitures

Discontinued Operations. On February 1, 2016, we completed the sale of our NSS business to CACI International Inc. for a sales price of $547 million. The sales price was finalized as of September 23, 2016, with no significant changes to preliminary amounts.

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

	Third Quarter Ended		Year-to-Date Ended
	September 23, 2016	September 25, 2015	September 23, 2016	September 25, 2015
	(in millions)
Net sales	$—	$271	$86	$773
Cost of sales	—	(260)	(92)	(736)
Gain related to business divestiture(1)	—	—	64	—
Goodwill impairment charges	—	(456)	—	(456)

Operating (loss) income from discontinued operations	—	(445)	58	(419)
Interest expense allocated to discontinued operations	—	(4)	—	(15)

(Loss) income from discontinued operations before income taxes	—	(449)	58	(434)
Income tax benefit	—	25	5	18

(Loss) income from discontinued operations, net of income taxes	$—	$(424)	$63	$(416)

(1)	The 2016 Year-to-Date Period includes a gain of $64 million (before and after income taxes) on the sale of the NSS business.

MSI Divestiture. On May 29, 2015, we completed the sale of our MSI business to Wärtsilä Corporation for a sales price of €295 million (approximately $318 million), in addition to the assumption by Wärtsilä Corporation of approximately €60 million of MSI employee pension-related liabilities. The sales price was finalized as of June 24, 2016, with no significant changes to preliminary amounts. MSI was a sector within our Electronic Systems segment, primarily selling to the commercial shipbuilding industry. We recorded a pre-tax loss of $17 million ($6 million after income taxes) for the 2015 Year-to-Date Period, related to the divestiture of MSI.

Broadcast Sports Inc. (BSI) Divestiture. On April 24, 2015, we divested our BSI business for a sales price of $26 million. BSI provided wireless technology and communications systems services for use in the field of sports television broadcasting, and was included in the Sensor Systems sector of the Electronic Systems segment. We recorded a pre-tax loss of $1 million (less than $1 million after income taxes) and $4 million ($6 million after income taxes) for the 2015 Third Quarter and 2015 Year-to-Date Period, respectively, related to the divestiture of BSI.

Tinsley Product Line Divestiture. On July 27, 2015, we divested our Tinsley Product Line for a sales price of $4 million. Tinsley provided optical components, sub-assemblies and passive sub-systems and was included in the Sensor Systems sector of the Electronic Systems segment. The divestiture resulted in a pre-tax loss of $8 million ($6 million after income taxes) during the 2015 Third Quarter and 2015 Year-to-Date Period.

Business Acquisitions

Our Annual Report on Form 10-K summarizes the business acquisitions that we completed during the three years ended December 31, 2015. During the 2016 Year-to-Date Period, we acquired the assets of Advanced

Technical Materials, Inc. (ATM), with $27 million of cash on hand. Business acquisitions are included in our consolidated results of operations from their dates of acquisition. See Note 5 to our unaudited condensed consolidated financial statements contained in this quarterly report for a further discussion of our business acquisitions during the 2016 Year-to-Date Period.

Results of Operations

The following information should be read in conjunction with our unaudited condensed consolidated financial statements contained in this quarterly report. Our results of operations for the periods presented are affected by our business acquisitions and divestitures.

Consolidated Results of Operations

The table below provides L-3’s selected financial data, excluding discontinued operations, for the 2016 Third Quarter compared with the 2015 Third Quarter and the 2016 Year-to-Date Period compared to the 2015 Year-to-Date Period.

	Third Quarter Ended				Year-to-Date Ended
(in millions, except per share data)	September 23, 2016	September 25, 2015	Increase/ (decrease)		September 23, 2016	September 25, 2015	Increase/ (decrease)
Net sales	$2,505	$2,564	(2)%		$7,522	$7,595	(1)%
Operating income	215	231	(7)%		714	571	25%
Loss related to business divestitures	—	9	nm		—	29	nm
Goodwill impairment charges	—	35	nm		—	35	nm

Segment operating income	$215	$275	(22)%		$714	$635	12%

Operating margin	8.6%	9.0%	(40	)bpts	9.5%	7.5%	200	bpts
Segment operating margin	8.6%	10.7%	(210	)bpts	9.5%	8.4%	110	bpts
Interest expense and other	$(35)	$(40)	(13)%		$(115)	$(113)	2%
Effective income tax rate	16.1%	33.0%	nm		21.7%	22.9%	(120	)bpts
Net income from continuing operations attributable to L-3	$148	$125	18%		$459	$342	34%
Adjusted net income from continuing operations attributable to L-3(1)	$148	$165	(10)%		$459	$394	16%
Diluted earnings per share from continuing operations	$1.88	$1.54	22%		$5.83	$4.14	41%
Adjusted diluted earnings per share from continuing operations (1)	$1.88	$2.03	(7)%		$5.83	$4.76	22%
Diluted weighted average common shares outstanding	78.8	81.2	(3)%		78.7	82.7	(5)%

(1)     Non-GAAP metric that excludes goodwill impairment charges and the aggregate loss related to business divestitures. See the table on page 48 for a reconciliation and a discussion of why this information is presented.

nm – not meaningful

Net Sales: For the 2016 Third Quarter, consolidated net sales of $2,505 million decreased $59 million, or 2%, compared to the 2015 Third Quarter. Organic sales decreased by 2.5%, or $65 million, for the 2016

Third Quarter. Organic sales exclude $2 million of sales declines related to business divestitures and $8 million of sales increases related to business acquisitions. For the 2016 Third Quarter, organic sales to the U.S. Government increased $84 million, or 5%, and organic sales to international and commercial customers decreased $149 million, or 19%.

Sales from products decreased by $100 million to $1,500 million for the 2016 Third Quarter, compared to $1,600 million for the 2015 Third Quarter. Sales from products represented approximately 60% of consolidated net sales for the 2016 Third Quarter, compared to 62% for the 2015 Third Quarter. Sales from products decreased by: (1) $45 million primarily for ISR aircraft systems for foreign military customers as contracts near completion, (2) $28 million for Aviation Products and Security due to lower cargo sales and the timing of deliveries on airport security screening systems for international customers and (3) $27 million for Space & Power Systems primarily due to reduced demand for power devices for commercial satellites.

Sales from services increased by $41 million to $1,005 million for the 2016 Third Quarter, compared to $964 million for the 2015 Third Quarter. Sales from services represented approximately 40% of consolidated net sales for the 2016 Third Quarter, compared to 38% for the 2015 Third Quarter. Sales from services increased by: (1) $22 million for Broadband Communication Systems due to increased volume for logistics support services for the DoD, (2) $12 million for Vertex Aerospace due to higher volume for U.S. Navy training aircraft and the U.S. Army C-12 contract and (3) $7 million primarily due to the CTC Aviation Group (L-3 CTC) and ForceX business acquisitions.

For the 2016 Year-to-Date Period, consolidated net sales of $7,522 million decreased $73 million, or 1%, compared to the 2015 Year-to-Date Period. Organic sales increased by $70 million, or 1%, for the 2016 Year-to-Date Period. Organic sales exclude $206 million of sales declines related to business divestitures and $63 million of sales increases related to business acquisitions. For the 2016 Year-to-Date Period, organic sales to the U.S. Government increased $250 million, or 5%, and organic sales to international and commercial customers decreased $180 million, or 8%.

Sales from products decreased by $167 million to $4,561 million for the 2016 Year-to-Date Period, compared to $4,728 million for the 2015 Year-to-Date Period. Sales from products represented approximately 61% of consolidated net sales for the 2016 Year-to-Date Period, compared to 62% for the 2015 Year-to-Date Period. Sales from products decreased by: (1) $156 million primarily related to the divestiture of MSI on May 29, 2015, (2) $67 million for Space & Power Systems primarily due to reduced demand for power devices for commercial satellites and (3) $11 million primarily for Precision Engagement & Training due to lower volume of: (i) ordnance products for the U.S. military and (ii) civil aviation simulation and training devices for commercial customers as contracts near completion. These decreases were partially offset by increases of: (1) $42 million for Aircraft Systems primarily due to unfavorable contract performance adjustments in the 2015 Year-to-Date Period that did not recur in the 2016 Year-to-Date Period on international head-of-state aircraft modification contracts and (2) $25 million primarily for Broadband Communication Systems due to increased volume and deliveries of secure networked communication systems for the DoD.

Sales from services increased by $94 million to $2,961 million for the 2016 Year-to-Date Period, compared to $2,867 million for the 2015 Year-to-Date Period. Sales from services represented approximately 39% of consolidated net sales for the 2016 Year-to-Date Period, compared to 38% for the 2015 Year-to-Date Period. Sales from services increased due to trends similar to the 2016 Third Quarter. See the reportable segment results below for additional discussion of our segment sales trends.

Operating income and operating margin: Segment operating income for the 2016 Third Quarter decreased by $60 million, or 22%, compared to the 2015 Third Quarter. Segment operating margin decreased by 210 basis points to 8.6% for the 2016 Third Quarter, compared to 10.7% for the 2015 Third Quarter. Segment operating margins were lower in all three segments. The 2016 Third Quarter included a $14 million pre-tax charge in the Electronic Systems segment for a settlement in principle of the class action litigation, which is subject to court approval, in connection with the EoTech holographic weapons sight (HWS). Pension expense declined by $15 million compared to the 2015 Third Quarter.

Segment operating income for the 2016 Year-to-Date Period increased by $79 million, or 12%, compared to the 2015 Year-to-Date Period. Segment operating margin increased by 110 basis points to 9.5% for the 2016 Year-to-Date Period, compared to 8.4% for the 2015 Year-to-Date Period. Segment operating margin increased by: (1) 100 basis points primarily due to unfavorable contract performance adjustments related to cost growth in 2015 that did not recur in 2016 at Aerospace Systems on international head-of-state aircraft modification contracts and (2) 50 basis points due to lower pension expense of $36 million. These increases were partially offset by charges in the Electronic Systems segment for a settlement in principle of the class action litigation, which is subject to court approval, in connection with the EoTech HWS and increases to the HWS product returns allowance, which, together, decreased operating margin by 40 basis points. See the reportable segment results below for additional discussion of our operating margin trends.

Interest expense and other: Interest expense and other for the 2016 Third Quarter declined by $5 million, primarily due to lower outstanding debt as a result of the redemption of: (1) $300 million aggregate principal amount of 3.95% Senior Notes due November 15, 2016 in the second quarter of 2016 and (2) $300 million aggregate principal amount of 3.95% Senior Notes due May 28, 2024 in the fourth quarter of 2015.

Interest expense and other for the 2016 Year-to-Date Period includes a $5 million debt retirement charge related to the redemption of $300 million aggregate principal amount of 3.95% Senior Notes due November 15, 2016.

Effective income tax rate: The effective tax rate for the 2016 Third Quarter decreased to 16.1% from 33.0% for the same period last year. The 2016 Third Quarter includes: (1) tax benefits of $17 million for the reversal of previously accrued amounts related to various U.S. Federal, foreign and state tax matters, (2) a benefit from the reinstatement of the Federal Research and Experimentation (R&E) tax credit and (3) $4 million due to the early adoption of a new accounting standard related to income tax benefits from employee stock-based compensation awards.

The effective tax rate for the 2016 Year-to-Date Period decreased to 21.7% from 22.9% for the same period last year. The 2016 Year-to-Date Period includes: (1) a benefit from the reinstatement of the Federal R&E tax credit, (2) tax benefits of $21 million for the reversal of previously accrued amounts related to various U.S. Federal, foreign and state tax matters and (3) $16 million due to the early adoption of a new accounting standard related to income tax benefits from employee stock-based compensation awards.

Diluted EPS from continuing operations: Diluted EPS from continuing operations decreased 7% to $1.88 compared to adjusted diluted EPS of $2.03 for the 2015 Third Quarter. The 2015 Third Quarter adjusted diluted EPS from continuing operations excludes after tax losses of: (1) $34 million, or $0.42 per share, related to goodwill impairment charges and (2) $6 million, or $0.07 per share, related to business divestitures.

Diluted EPS from continuing operations increased 22% to $5.83 compared to adjusted diluted EPS of $4.76 for the 2015 Year-to-Date Period. The 2015 Year-to-Date Period adjusted diluted EPS from continuing operations excludes after tax losses of: (1) $34 million, or $0.40 per share, related to goodwill impairment charges and (2) $18 million, or $0.22 per share, related to business divestitures.

The table below presents a reconciliation of net income from continuing operations attributable to L-3 to adjusted net income from continuing operations attributable to L-3 and diluted EPS from continuing operations to adjusted diluted EPS from continuing operations.

	Third Quarter Ended		Year-to-Date Ended
	September 23, 2016	September 25, 2015	September 23, 2016	September 25, 2015
	(in millions)
Net income from continuing operations attributable to L-3	$148	$125	$459	$342
Loss on business divestitures(1)	—	6	—	18
Goodwill impairment charges(2)	—	34	—	34

Adjusted net income from continuing operations attributable to L-3(3)	$148	$165	$459	$394

Diluted EPS from continuing operations attributable to L-3 Holdings’ common stockholders	$1.88	$1.54	$5.83	$4.14
EPS impact of loss on business divestitures(1)	—	0.07	—	0.22
EPS impact of goodwill impairment charges(2)	—	0.42	—	0.40

Adjusted diluted EPS from continuing operations(3)	$1.88	$2.03	$5.83	$4.76

(1) Loss on business divestitures		$(9)		$(29)
Tax benefit		3		11

After-tax impact		(6)		(18)
Diluted weighted average common shares outstanding		81.2		82.7

Per share impact		$(0.07)		$(0.22)

(2) Goodwill impairment charges		$(35)		$(35)
Tax benefit		1		1

After-tax impact		(34)		(34)
Diluted weighted average common shares outstanding		81.2		82.7

Per share impact(4)		$(0.42)		$(0.40)

(3)    Adjusted diluted EPS is diluted EPS attributable to L-3 Holdings’ common stockholders, excluding the charges or credits relating to business divestitures and non-cash goodwill impairment charges. Adjusted net income attributable to L-3 is net income attributable to L-3, excluding the charges or credits relating to business divestitures and non-cash goodwill impairment charges. These amounts are not calculated in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). We believe that the charges or credits relating to business divestitures and non-cash goodwill impairment charges affect the comparability of the results of operations of 2015 to the results of operations for 2016. We also believe that disclosing net income and diluted EPS excluding the charges or credits relating to business divestitures and non-cash goodwill impairment charges will allow investors to more easily compare the 2016 results to the 2015 results. However, these measures may not be defined or calculated by other companies in the same manner.

(4) Amounts may not calculate directly due to rounding.

Diluted weighted average common shares outstanding: Diluted weighted average common shares outstanding for the 2016 Third Quarter and 2016 Year-to-Date Period declined by 3% and 5%, respectively, compared to the same periods last year, primarily due to repurchases of L-3 common stock in connection with our share repurchase program authorized by our Board of Directors.

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

	Third Quarter Ended		Year-to-Date Ended
	September 23, 2016	September 25, 2015	September 23, 2016	September 25, 2015
	(dollars in millions)
Net sales:(1)
Electronic Systems	$989	$991	$2,887	$3,052
Aerospace Systems	1,012	1,066	3,165	3,087
Communication Systems	504	507	1,470	1,456

Consolidated net sales	$2,505	$2,564	$7,522	$7,595

Operating income:
Electronic Systems	$119	$121	$339	$352
Aerospace Systems	56	102	232	144
Communication Systems	40	52	143	139

Total segment operating income	215	275	714	635
Loss related to business divestitures	—	(9)	—	(29)
Goodwill impairment charges	—	(35)	—	(35)

Consolidated operating income	$215	$231	$714	$571

Operating margin:
Electronic Systems	12.0%	12.2%	11.7%	11.5%
Aerospace Systems	5.5%	9.6%	7.3%	4.7%
Communication Systems	7.9%	10.3%	9.7%	9.5%

Total segment operating margin	8.6%	10.7%	9.5%	8.4%
Loss related to business divestitures	—%	(0.3)%	—%	(0.4)%
Goodwill impairment charges	—%	(1.4)%	—%	(0.5)%

Consolidated operating margin	8.6%	9.0%	9.5%	7.5%

(1)	Net sales after intercompany eliminations.

Electronic Systems

	Third Quarter Ended				Year-to-Date Ended
	September 23, 2016	September 25, 2015	Decrease		September 23, 2016	September 25, 2015	Increase/ (decrease)
	(dollars in millions)
Net sales	$989	$991	(0.2)%		$2,887	$3,052	(5.4)%
Operating income	$119	$121	(1.7)%		$339	$352	(3.7)%
Operating margin	12.0%	12.2%	(20	) bpts	11.7%	11.5%	20 bp	ts

Electronic Systems net sales for the 2016 Third Quarter decreased by $2 million compared to the 2015 Third Quarter. Organic sales decreased by $5 million, or 0.5%, compared to the 2015 Third Quarter. Organic sales exclude $2 million of sales declines related to business divestitures and $5 million of sales increases related to business acquisitions. Sales decreased by $28 million for Aviation Products and Security due to lower cargo sales and the timing of deliveries on airport security screening systems for international customers, partially offset by $23 million primarily for Sensor Systems due to increased deliveries of airborne EO/IR turrets to foreign militaries.

Electronic Systems operating income for the 2016 Third Quarter decreased by $2 million, or 2%, compared to the 2015 Third Quarter. Operating margin decreased by 20 basis points to 12.0%. A $14 million pre-tax charge for a settlement in principle of the class action litigation, which is subject to court approval, in connection with the EoTech HWS lowered operating margin by 140 basis points. Sales mix changes, primarily for Warrior Systems, lowered operating margin 80 basis points. These decreases were partially offset by 150 basis points for improved contract performance and 50 basis points due to lower pension expense of $5 million.

Electronic Systems net sales for the 2016 Year-to-Date Period decreased by $165 million, or 5%, compared to the 2015 Year-to-Date Period. Organic sales decreased by $10 million, or 0.3%, compared to the 2015 Year-to-Date Period. Organic sales exclude $206 million of sales declines related to business divestitures (primarily MSI in May 2015) and $51 million of sales increases related to business acquisitions. The decrease was driven by $16 million for Warrior Systems related to an increase in the products returns allowance for EoTech HWS products and $13 million for Precision Engagement & Training due to lower volume of: (i) ordnance products for the U.S. military and (ii) civil aviation simulation and training devices for commercial customers as contracts near completion. These decreases were partially offset by an increase of $19 million primarily for Sensor Systems due to increased deliveries of airborne EO/IR turrets and electronic warfare products to foreign militaries.

Electronic Systems operating income for the 2016 Year-to-Date Period decreased by $13 million, or 4%, compared to the 2015 Year-to-Date Period. Operating margin increased by 20 basis points to 11.7%. Operating margin increased by: (1) 70 basis points due to higher margins related to acquisitions and divestitures, (2) 40 basis points due to lower pension expense of $11 million, and (3) 10 basis points primarily due to higher net aggregate favorable contract performance adjustments in the 2016 Year-To-Date Period compared to the 2015 Year-To-Date Period. These increases were offset by a decrease of 100 basis points due to $30 million of pre-tax charges for a settlement in principle of the class action litigation, which is subject to court approval, in connection with the EoTech HWS and increases to the HWS product returns allowance.

Aerospace Systems

	Third Quarter Ended				Year-to-Date Ended
	September 23, 2016	September 25, 2015	Decrease		September 23, 2016	September 25, 2015	Increase
	(dollars in millions)
Net sales	$1,012	$1,066	(5.1)%		$3,165	$3,087	2.5%
Operating income	$56	$102	(45.1)%		$232	$144	61.1%
Operating margin	5.5%	9.6%	(410	) bpts	7.3%	4.7%	260 b	pts

Aerospace Systems net sales for the 2016 Third Quarter decreased by $54 million, or 5%, compared to the 2015 Third Quarter. Sales decreased $64 million for ISR Systems and $2 million for Aircraft Systems, partially offset by a $12 million increase for Vertex Aerospace. Sales decreased for ISR Systems by: (1) $46 million for small ISR aircraft fleet management services to the U.S. Air Force due to reduced demand resulting from the U.S. military drawdown in Afghanistan and (2) $42 million for ISR aircraft systems for foreign military customers as contracts near completion. These decreases were partially offset by higher volume of $12 million for large ISR aircraft systems for the U.S. Government and $12 million for small ISR aircraft systems for the U.S. Army. Sales increased for Vertex Aerospace due to higher volume for U.S. Navy training aircraft and the U.S. Army C-12 contract.

Aerospace Systems operating income for the 2016 Third Quarter decreased by $46 million, compared to the 2015 Third Quarter. Operating margin decreased by 410 basis points to 5.5%. Operating margin decreased by: (1) 200 basis points primarily due to lower favorable contract performance adjustments in the 2016 Third Quarter compared to the 2015 Third Quarter for ISR Systems primarily on contracts that are nearing completion, (2) 100 basis points due to lower sales and changes in sales mix for ISR Systems, (3) 90 basis points due to lower incentive fees and increases in lower margin task orders on the Fort Rucker Maintenance Support contract and (4) 80 basis points due to an $8 million contract price adjustment in the 2015 Third Quarter for a recovery of cost overruns on the previous U.S. Army C-12 contract that did not recur in the 2016 Third Quarter. These decreases were partially offset by 60 basis points due to lower pension expense of $6 million.

Aerospace Systems net sales for the 2016 Year-to-Date Period increased by $78 million, or 3%, compared to the 2015 Year-to-Date Period. Sales increased $62 million for Aircraft Systems and $35 million for Vertex Aerospace, partially offset by a $19 million decrease for ISR Systems. Sales increased for Aircraft Systems primarily due to unfavorable contract performance adjustments in the 2015 Year-to-Date Period that did not recur in the 2016 Year-to-Date Period on international head-of-state aircraft modification contracts. Sales increased for Vertex Aerospace due to higher volume and pre-production activities for U.S. Navy training aircraft and the U.S. Army C-12 contract. Sales decreases for ISR Systems were due to trends similar to the 2016 Third Quarter, partially offset by an increase in sales due to the procurement and delivery of two business jets to a foreign military customer in the second quarter of 2016.

Aerospace Systems operating income for the 2016 Year-to-Date Period increased by $88 million, or 61%, compared to the 2015 Year-to-Date Period. Operating margin increased by 260 basis points to 7.3%. Operating margin increased by: (1) 210 basis points primarily due to net aggregate unfavorable contract performance adjustments in the 2015 Year-to-Date Period, which included $101 million of cost growth on international head-of-state aircraft modification contracts, that did not recur in the 2016 Year-to-Date Period and (2) 50 basis points due to lower pension expense of $15 million.

Communication Systems

	Third Quarter Ended				Year-to-Date Ended
	September 23, 2016	September 25, 2015	Decrease		September 23, 2016	September 25, 2015	Increase
	(dollars in millions)
Net sales	$504	$507	(0.6)%		$1,470	$1,456	1.0%
Operating income	$40	$52	(23.1)%		$143	$139	2.9%
Operating margin	7.9%	10.3%	(240	) bpts	9.7%	9.5%	20 b	pts

Communication Systems net sales for the 2016 Third Quarter decreased by $3 million compared to the 2015 Third Quarter. Organic sales decreased by $6 million, or 1%, compared to the 2015 Third Quarter. Organic sales exclude $3 million of sales increases related to business acquisitions. Sales decreased by $30 million in the Tactical Satcom sector due to fewer deliveries on a satellite communications (Satcom) land terminals contract for the Australian Defence Force (ADF), which was completed in the second quarter of 2016. In the Space & Power Systems sector, sales declined by $22 million due to reduced demand for power devices for commercial satellites. These decreases were largely offset by increased volume and deliveries to the U.S. DoD of secure networked communication systems in the Broadband Communication Systems sector and mobile and ground-based Satcom systems in the Tactical Satcom sector.

Communication Systems operating income for the 2016 Third Quarter decreased by $12 million, or 23%, compared to the 2015 Third Quarter. Operating margin decreased by 240 basis points to 7.9%. The lower sales on the ADF Satcom land terminals contract and power devices for commercial satellites reduced operating margin by 220 basis points. Increased design and production costs on new commercial ground-based power amplifier products partially offset by sales growth and favorable contract performance, primarily in Broadband Communication Systems sector, reduced operating margin by 100 basis points. Lower pension expense of $4 million increased operating margin by 80 basis points.

Communication Systems net sales for the 2016 Year-to-Date Period increased by $14 million, or 1%, compared to the 2015 Year-to-Date Period. Organic sales increased by $2 million, or 0.1%, compared to the 2015 Year-to-Date Period. Organic sales exclude $12 million of sales increases related to business acquisitions. The increase was due to: (1) $62 million for Broadband Communication Systems, primarily due to increased volume and deliveries of secure networked communication systems for the DoD and (2) $7 million primarily for Advanced Communications products due to increased deliveries of secure mission data storage systems for the Joint Strike Fighter program. These increases were largely offset by a decrease of $67 million for Space & Power Systems, primarily due to reduced demand for power devices for commercial satellites.

Communication Systems operating income for the 2016 Year-to-Date Period increased by $4 million, or 3%, compared to the 2015 Year-to-Date Period. Operating margin increased by 20 basis points to 9.7%. Operating margin increased by 70 basis points due to lower pension expense of $10 million, partially offset by a decrease of 50 basis points primarily due to sales mix changes.

Liquidity and Capital Resources

Anticipated Sources and Uses of Cash Flow

At September 23, 2016, we had total cash and cash equivalents of $411 million as compared to $207 million at December 31, 2015. While no amounts of the cash and cash equivalents are considered restricted, $231 million of cash was held by the Company’s foreign subsidiaries at September 23, 2016. The repatriation of cash held in non-U.S. jurisdictions is subject to local capital requirements, as well as income tax considerations. Our primary sources of liquidity are cash flow generated from operations, cash on hand and our $1 billion Amended and Restated Revolving Credit Facility (Credit Facility), which expires on February 3, 2017. At September 23, 2016, we had the full availability of our Credit Facility, which we expect will be renewed for a period of five years prior to its expiration. We generated $579 million of net cash from operating activities from continuing operations during the 2016 Year-to-Date Period. Significant cash uses during the 2016 Year-to-Date Period included $298 million to partially redeem our 3.95% Senior Notes due in November 2016 (the 2016 Notes), $326 million to repurchase shares of our common stock, $166 million related to the payment of dividends, $126 million related to capital expenditures and $27 million related to the ATM business acquisition. Additionally, L-3 received net cash proceeds of $561 million primarily for the NSS divestiture.

We currently believe that our cash from operating activities generated during the year, together with our cash on hand, and available borrowings under our Credit Facility, will be adequate for the foreseeable future to meet our anticipated requirements for working capital, capital expenditures, defined benefit plan contributions, commitments, contingencies, research and development expenditures, select business acquisitions (depending on the size), program and other discretionary investments, interest payments, income tax payments, L-3 Holdings’ dividends and share repurchases, the repayment of the remaining $200 million aggregate principal amount of the 2016 Notes and the repayment of $350 million aggregate principal amount of our 1.50% Senior Notes due May 2017 (if the Notes are not refinanced).

Balance Sheet

Billed receivables increased by $66 million to $812 million at September 23, 2016, from $746 million at December 31, 2015 primarily due to the timing of billings and collections for Power & Propulsion Systems, Broadband Communication Systems, and Precision Engagement & Training. These increases were partially offset by decreases for Warrior Systems and ISR Systems.

Contracts in process increased by $184 million to $2,265 million at September 23, 2016, from $2,081 million at December 31, 2015. During the 2016 Year-to-Date Period, contracts in process increased by $193 million comprised of:

•	increases of $72 million in unbilled contract receivables primarily due to sales exceeding billings for ISR Systems & Aircraft Systems and Power and Propulsion Systems, and

•

increases of $121 million in inventoried contract costs primarily due to the timing of deliveries for Warrior Systems, Space & Power Systems, Broadband Communication Systems and Precision Engagement & Training.

These increases were partially offset by a decrease of $9 million for foreign currency translation adjustments.

L-3’s receivables days sales outstanding (DSO) was 74 at September 23, 2016, compared with 70 at December 31, 2015 and 78 at September 25, 2015. We calculate our DSO by dividing: (1) our aggregate end of period billed receivables and net unbilled contract receivables, by (2) our trailing 12 month sales adjusted, on a pro forma basis, to include sales from business acquisitions and exclude sales from business divestitures that we completed as of the end of the period and discontinued operations, multiplied by the number of calendar days in the trailing 12 month period (364 days at September 23, 2016, 365 days at December 31, 2015 and 364 days at September 25, 2015). Our trailing 12 month pro forma sales were $10,393 million at September 23, 2016, $10,314 million at December 31, 2015 and $10,257 million at September 25, 2015. The increase in DSO during the 2016 Year-to-Date Period was primarily due to an increase in billed and unbilled receivables, which is discussed above.

Inventories increased by $28 million to $361 million at September 23, 2016, from $333 million at December 31, 2015, primarily for Aviation Products & Security and Advanced Communications to support customer demand.

The decrease in other current assets was primarily due to lower prepaid taxes caused by the timing of income tax payments.

The decrease in assets and liabilities of discontinued operations is due to the completion of the NSS divestiture during the 2016 Year-to-Date Period.

Goodwill increased by $3 million to $6,284 million at September 23, 2016 from $6,281 million at December 31, 2015. The table below presents the changes in goodwill by segment.

	Electronic Systems	Aerospace Systems	Communication Systems	Consolidated Total
	(in millions)
Balance at December 31, 2015	$3,925	$1,353	$1,003	$6,281
Business acquisitions(1)	2	—	20	22
Foreign currency translation adjustments(2)	(31)	12	—	(19)

Balance at September 23, 2016	$3,896	$1,365	$1,023	$6,284

(1)

The net increase in goodwill for the Electronic Systems segment was due to the final purchase price allocations for the ForceX, Inc. and CTC Aviation Group business acquisitions. The increase in goodwill for the Communication Systems segment was due to the ATM business acquisition.

(2)

The decrease in goodwill presented in the Electronic Systems segment was due to the strengthening of the U.S. dollar against the British pound, partially offset by the weakening of the U.S. dollar against the Canadian dollar and the Euro during the 2016 Year-to-Date Period. The increase in goodwill presented in the Aerospace Systems segment was due to the weakening of the U.S. dollar against the Canadian dollar during the 2016 Year-to-Date Period.

The increase in accounts payable was primarily due to the timing of when invoices for purchases from third party vendors and subcontractors were received and payments were made.

The decrease in advance payments and billings in excess of costs incurred was primarily due to the liquidation of balances on contracts for Aircraft Systems, ISR Systems and Aviation Products & Security.

The increase in deferred tax liabilities was primarily due to the tax amortization of certain goodwill and other identifiable intangible assets during the 2016 Year-to-Date Period.

Statement of Cash Flows

2016 Year-to-Date Period Compared with 2015 Year-to-Date Period

The table below provides a summary of our cash flows from (used in) operating, investing, and financing activities for the periods indicated.

	Year-to-Date Ended
	September 23, 2016	September 25, 2015	Cash Flow Increase/ (Decrease)
	(in millions)
Net cash from operating activities from continuing operations	$579	$597	$(18)
Net cash from (used in) investing activities from continuing operations	430	(82)	512
Net cash used in financing activities from continuing operations	(746)	(735)	(11)

Operating Activities

We generated $579 million of cash from operating activities during the 2016 Year-to-Date Period, a decrease of $18 million compared to the 2015 Year-to-Date Period. The decrease of cash from operating activities is due to higher uses of cash for working capital in the 2016 Year-to-Date Period compared to the 2015 Year-to-Date Period, primarily related to liquidations of advanced payments and billings in excess of costs incurred, partially offset by higher net income adjusted for non-cash expenses. The net cash from changes in operating assets and liabilities is further discussed above under “Liquidity and Capital Resources — Balance Sheet”.

Investing Activities

During the 2016 Year-to-Date Period, we generated $430 million of cash from investing activities, which included $561 million of cash received from business divestitures (primarily NSS), partially offset by cash used of $27 million for the acquisition of ATM and $126 million for capital expenditures. During the 2015 Year-to-Date Period, we used $82 million of cash, which included $260 million for the acquisitions of L-3 CTC and MITEQ, Inc. and $137 million for capital expenditures, partially offset by $308 million of net proceeds received from the MSI, BSI and Tinsley divestitures.

Financing Activities

Debt

At September 23, 2016, total outstanding debt was $3,331 million, compared to $3,624 million at December 31, 2015, all of which was senior debt. On March 24, 2016, we initiated a redemption of $300 million aggregate principal amount of the 2016 Notes. The redemption price was determined on May 17, 2016 at 101.475% of the principal amount thereof (Redemption Price). Interest on the 2016 Notes redeemed ceased to accrue on and after May 20, 2016 (Redemption Date) and the only remaining right of holders of such 2016 Notes was to receive payment of the Redemption Price and accrued interest. On May 20, 2016, we completed the partial redemption and recognized a debt retirement charge of $5 million. Following the partial redemption of the 2016 Notes, $200 million aggregate principal amount of the 2016 Notes remain outstanding. At September 23, 2016, there were no borrowings or letters of credit outstanding under our Credit Facility. Accordingly, we had the full availability of our $1 billion facility for future borrowings. We also had $395 million of outstanding standby letters of credit with financial institutions covering performance and financial guarantees per contractual requirements with certain customers at September 23, 2016. These standby letters of credit may be drawn upon in the event that we do not perform on certain of our contractual requirements. At September 23, 2016, our outstanding debt matures between November 15, 2016 and May 28, 2024. See Note 10 to our unaudited condensed consolidated financial statements contained in this quarterly report for the components of our debt at September 23, 2016.

We consider our credit rating as an important element of our capital allocation strategy and, while no assurances can be given, we intend to maintain our investment grade credit rating. On April 8, 2016, Standard and Poor’s changed our rating outlook to stable from negative and affirmed our BBB- senior unsecured rating.

Debt Covenants and Other Provisions. The Credit Facility and Senior Notes contain financial and/or other restrictive covenants. See Note 9 to our audited consolidated financial statements for the year ended December 31, 2015, included in our Annual Report on Form 10-K, for a description of our debt, related financial covenants and cross default provisions. At September 23, 2016, we were in compliance with our financial and other restrictive covenants.

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

The table below presents our repurchases of L-3 Holdings’ common stock during the 2016 Year-to-Date Period.

	Total Number of Shares Purchased	Average Price Paid Per Share	Treasury Stock
			(at cost in millions)
January 1 — March 25, 2016	1,708,185	$115.80	$198
March 26 — June 24, 2016	629,254	$123.57	$78
June 25 — September 23, 2016	340,401	$146.92	$50

At September 23, 2016, the remaining dollar value under share repurchase programs authorized by our Board of Directors was $480 million. From September 24, 2016 through October 21, 2016, we repurchased 112,846 shares of our common stock at an average price of $150.63 per share for an aggregate amount of $17 million.

During the 2016 Year-to-Date Period, our Board of Directors authorized the quarterly cash dividends in the table below.

Date Declared	Record Date	Cash Dividend Per Share	Total Cash Dividends Declared		Date Paid
			(in millions)
February 9, 2016	March 1, 2016	$0.70	$55	(1)	March 15, 2016
May 3, 2016	May 17, 2016	$0.70	$55	(1)	June 15, 2016
June 21, 2016	August 17, 2016	$0.70	$55	(1)	September 15, 2016

(1)	During the 2016 Year-to-Date Period, we paid $166 million of cash dividends, including a $1 million net reduction of previously accrued dividends for employee held stock awards.

On October 18, 2016, our Board of Directors declared a quarterly cash dividend of $0.70 per share, payable on December 15, 2016 to shareholders of record at the close of business on November 17, 2016.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Derivative Financial Instruments and Other Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of our exposure to market risks. There were no material changes to our disclosure about market risks during the 2016 Year-to-Date Period. See Notes 15 and 17 to our unaudited condensed consolidated financial statements contained in this quarterly report for the aggregate fair values and notional amounts of our foreign currency forward contracts at September 23, 2016.

ITEM 4.

CONTROLS AND PROCEDURES

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 related to L-3 Holdings and L-3 Communications is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chairman and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 23, 2016. Based upon that evaluation, our Chairman and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer concluded that, as of September 23, 2016, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 23, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about share repurchases made by L-3 Holdings of its common stock during the 2016 Third Quarter. Repurchases are made from time to time at management’s discretion in accordance with applicable U.S. Federal securities laws. All share repurchases of L-3 Holdings’ common stock have been recorded as treasury shares.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs(1)
				(in millions)
June 25 — July 31, 2016	195,026	$145.51	195,026	$502
August 1 — August 31, 2016	141,975	148.82	141,975	481
September 1 — September 23, 2016	3,400	148.16	3,400	480

Total	340,401	146.92	340,401

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

Date: October 27, 2016

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

**

The information required in this exhibit is presented in Note 14 to the unaudited condensed consolidated financial statements as of September 23, 2016 contained in this quarterly report in accordance with the provisions of ASC 260, Earnings Per Share.

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